Form 10-Q
period 1995-04-30
COMARCO INC
filed 1995-06-14
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1995                   Commission File Number 0-5449



                                 COMARCO, Inc.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                          95-2088894
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California          92808-1299
    (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code                (714) 282-3832




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes      X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1995.

             Common Stock,
             $.10 Par Value                   4,608,959 Shares

                               INDEX TO 10-Q

                                                               Page No.
     Part I.        Financial Information


Condensed Consolidated Balance Sheets
April 30, 1995 and January 31, 1995                                1

Condensed Consolidated Statements of Income
Quarters ended April 30, 1995 and May 1, 1994                      2

Condensed Consolidated Statements of Cash Flows
Quarters ended April 30, 1995 and May 1, 1994                      3

Notes to Condensed Consolidated Financial Statements               4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                              5-8



     PART II.       OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           9

Signature                                                         10

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                               April 30, 1995   January 31, 1995
ASSETS                                         (Unaudited)              *
Current assets:
         Cash and cash equivalents             $  6,674,000       $  7,968,000
         Short-term investments                   2,452,000          1,939,000
         Accounts receivable, net                 8,764,000          8,703,000
         Other current assets                     1,211,000          1,238,000
                                               ------------       ------------
Total current assets                             19,101,000         19,848,000

Long-term investments                               992,000          1,023,000
Property and equipment, net                       1,061,000            970,000
Software development costs, net                     910,000            676,000
Intangible assets, net                            2,903,000          3,011,000
Other assets                                        265,000            282,000
                                               ------------       ------------
TOTAL ASSETS                                   $ 25,232,000       $ 25,810,000
                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                      $    651,000       $    616,000
         Deferred revenue                         1,053,000          1,044,000
         Accrued liabilities                      5,172,000          5,794,000
                                               ------------       ------------
Total current liabilities                         6,876,000          7,454,000

Convertible subordinated debentures                      -             844,000
Deferred income taxes                               309,000            309,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000 shares authorized,
           4,604,709 and 4,602,009 shares
           outstanding at April 30, 1995 and
           January 31, 1995, respectively           460,000            460,000
         Capital contributed in excess
           of par value                           3,250,000          3,244,000
         Retained earnings                       14,337,000         13,499,000
                                               ------------       ------------
Total stockholders' equity                       18,047,000         17,203,000
                                               ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 25,232,000       $ 25,810,000
                                               ============       ============
See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1995 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)




                                         ------------ Quarter Ended ------------
                                         April 30, 1995             May 1, 1994
Revenues:
   Contract revenues                     $  13,842,000            $  14,405,000
   Product sales                             3,487,000                1,263,000
                                         -------------            -------------
                                            17,329,000               15,668,000
                                         -------------            -------------
Direct costs:
   Contract costs                            9,266,000                9,242,000
   Cost of product sales                     1,718,000                  784,000
                                         -------------            -------------
                                            10,984,000               10,026,000

Indirect costs                               5,039,000                4,626,000
                                         -------------            -------------
                                            16,023,000               14,652,000

Operating income                             1,306,000                1,016,000

Net interest income (expense)                   91,000                  (54,000)
                                         -------------            -------------
Income before income taxes                   1,397,000                  962,000

Income taxes                                   559,000                  327,000
                                         -------------            -------------
Net income                               $     838,000            $     635,000
                                         =============            =============
Earnings per share*
   Primary                               $         .17            $         .13
                                         =============            =============
Weighted average shares of
 common stock*
   Primary                                   4,929,000                5,019,000



*Fully diluted earnings per share has not been presented as the effect is not material.




See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                        -------- Quarter Ended ---------
                                                        April 30, 1995       May 1, 1994
Cash flows from operating activities:
    Net income                                          $    838,000        $    635,000
    Adjustments to reconcile net income to net
     cash used by operating activities:
       Depreciation and amortization                         545,000             147,000
       Provision for doubtful accounts receivable              8,000               3,000
       Decrease (increase) in accounts receivable            (69,000)            275,000
       Decrease (increase) in other current assets            27,000            (323,000)
       Decrease in other assets                               17,000              64,000
       Increase (decrease) in accounts payable                35,000            (375,000)
       Increase in deferred revenue                            9,000                  -
       Decrease in other current liabilities                (622,000)           (876,000)

    Net cash provided (used) by operating activities         788,000            (450,000)

Cash flows from investing activities:
    Purchases of investments                                (482,000)                 -
    Purchases of property and equipment                     (200,000)           (252,000)
    Software development costs                              (562,000)           (358,000)

    Net cash used in investing activities                 (1,244,000)           (610,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                     6,000               5,000
    Purchase of common stock                                      -             (149,000)
    Purchase of subordinated debentures                     (844,000)         (1,882,000)

    Net cash used in financing activities                   (838,000)         (2,026,000)

Net decrease in cash and cash equivalents               $ (1,294,000)         (3,086,000)


Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
       Interest                                         $     41,000        $    145,000
       Income taxes                                           31,000              44,000






See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         April 30, 1995 and May 1, 1994
                                  (Unaudited)

1.     General

     The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at April 30, 1995 and May 1, 1994 and the results of its operations and cash flows for the quarters ended April 30, 1995 and May 1, 1994. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended April 30, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year.

2.     Subsequent Event - China Lake Competition

On May 26, 1995, the Company was notified that it was not selected in the contract competition with the Naval Air Warfare Center ("NAWC") at China Lake, California. The current contract in this location accounted for approximately 15% of the Company's Fiscal Year 1996 first quarter total revenues and 12% of its operating income. Most costs associated with this effort are directly attributable to the contract itself, so there will be few direct residual costs not reimbursed by the customer. The Company's goal is to attempt to maintain its historical profit margin in this business.

The Navy exercised a contract option to extend the Company's current work at China Lake through September 30, 1995. The exercise of this option does not guarantee the Company a certain amount of work. Therefore, the level of revenues to be generated during this option period is uncertain.

3.     Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a) Results of Operations

During the first quarter of Fiscal Year 1996 (year ending January 31,
1996), the Company recorded total revenues of $17.3 million, up 10% from the revenues of $15.7 million for the comparable period of a year earlier. Increased year-to-year revenues are primarily due to:

     o  increased sales of the Company's wireless communications products,
     o revenue contributed by LCTI, Inc., which was acquired by the Company in the third quarter of Fiscal Year 1995,
     o increased activity on the Company's contract to provide airport management services at Washington National Airport;
partially offset by:
     o continued reduction in activity in support of the Naval Air Warfare Center at China Lake, California, and
     o reduction in activity in support of the Army's Software Development Center at Ft. Lee Virginia.

On May 26, 1995, the Company was notified that it was not selected in the contract competition with the Naval Air Warfare Center ("NAWC") at China Lake, California. However, the Navy did exercise an option to extend the Company's current work through September 30, 1995. The exercise of this option does not guarantee the Company a certain amount of work. Therefore, the level of revenues to be generated during this option period is uncertain.

The current contract in this location accounted for approximately 15% of the Company's Fiscal Year 1996 first quarter total revenues and 12% of its operating income. Most costs associated with this effort are directly attributable to the contract itself, so there will be few direct residual costs not reimbursed by the customer. The loss of this contract will have a material adverse effect on operations which will require appropriate organizational changes and cost reduction efforts. The Company has embarked on a process to review its corporate organization with the goal of attempting to maintain the historical profit margins on its remaining revenues in this business. This effort includes a review of personnel and compensation levels, as well as other administrative costs. There can be no assurance that the Company will be successful in achieving this objective.

The Company's contract at the Naval Air Warfare Center in China Lake,
California has experienced a decrease in activity of approximately 20% from the comparable quarter last year. In addition, the Company's contract in support of the Army's Software Development Center at Ft. Lee, Virginia has experienced a decrease in activity of approximately 54% from the comparable quarter last year. These decreases in revenue are due to reductions in Government funding available for these projects. The Company expects that defense related activity in the remainder of Fiscal Year 1996 will continue to show reductions from prior year periods due to the above-stated contract declines and general Government budgetary pressures. Notwithstanding this decline in revenue, the Company's performance grades on many government contracts, which determine the percentage of profit the Company receives on the contracts, continued at or near record levels. Except as noted above, the Company's other defense-related activity has been steady during the first quarter of Fiscal Year 1996.

The Company plans to aggressively compete for all work opened for competition to the extent possible, selectively pursue certain high value defense procurements, and build its non-defense work in the areas of airport management, wireless communications products, and non-defense systems engineering and integration. If the Company is unable to increase defense related activity by pursuit of suitable Government awards or replace it with commercial work, appropriate additional organizational changes and cost reduction efforts will be pursued.

In addition, government agencies may generally terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously attached or may not exercise option periods. Therefore, there can be no assurances that the Government will fund those portions of existing contracts that are unfunded, or that the Government will exercise any options.

Airport management services revenues increased from $4.3 million to $4.5 million, an increase of 5% from the comparable period of the prior fiscal year. This increase is principally due to increased activity from the Company's contract in support of Washington National Airport.

Wireless communications products revenues increased 131% to $3.0 million for the first quarter of Fiscal Year 1996 from $1.3 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's network evaluation systems and revenue assurance systems for major cellular telephone carriers. Revenues from sales of callboxes were minimal during the first quarter of Fiscal Year 1996, as states other than California are only at the field testing stage of these units. If these other states move forward and select the Company's units, the Company believes that production of units may return in Fiscal Year 1997, although there can be no assurance that production will resume.

In February 1994, the Company embarked on a multi-year, up to $6 million software product development program in its wireless communications products business. The Company views the next few years as a window of opportunity to expand its product line to take advantage of the worldwide growth in this market. During this period, the Company intends to generate over two dozen product line extensions which will support geographical expansion throughout the wireless communications industry. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized and amortized $1.4 million and $.9 million, respectively, of software product development costs related to this program in Fiscal Year 1995. Corresponding amounts for the first quarter of Fiscal Year 1996 are $300,000 and $300,000, respectively. Success of this program is evidenced by the Company's increased orders totaling $9.6 million and $3.6 million for Fiscal Year 1995 and the first quarter of Fiscal Year 1996, respectively, up from $5.8 million and $1.2 million, respectively, from the comparable prior periods. The value of unfilled orders at April 30, 1995 totaled $2.4 million. The Company has experienced in each of the past two years a fluctuation in wireless communications product activity, with greater sales in the third and fourth quarters of its fiscal year and lesser amounts in the first and second quarters. Profit margins from the Company's wireless communications products business have been significantly higher than margins from the services business. The trend toward increased products sales may continue, although there can be no assurance of this occurring. The nature of the wireless communications products business is inherently less predictable than the longer-term services contracts. Therefore, sales levels and profits will be more difficult to predict and may fluctuate significantly from quarter to quarter.

In addition, the Company is also investing in development of the next generation of Computer-Aided Software Engineering (CASE) tools for test program engineers sold by its newly acquired subsidiary, LCTI, Inc. The amounts capitalized and amortized in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed totaled $300,000 and none, respectively in the first quarter of Fiscal Year 1996. LCTI broke even for the first quarter of Fiscal Year 1996, and while longer term prospects look favorable for this operation, the near term could show losses.

Direct costs of $11.0 million for the first quarter of Fiscal Year 1996 are up $1.0 million (10%) from $10.0 million for the comparable period of the prior fiscal year. This increase corresponds to the increase in revenues noted above.

Indirect costs for the quarter ended April 30, 1995 are $5.0 million, up
$.4 million (9%) from $4.6 million for the comparable period of the prior fiscal year. This increase corresponds to the increase in revenues noted above.

Net interest income (interest income, less amortization of offering costs and interest expense) for the first quarter of Fiscal Year 1996 amounted to $91,000, as compared to net interest expense of $54,000 for the comparable period of the prior fiscal year. The change is principally due to the decrease in the Company's convertible subordinated debentures outstanding and the accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarters of Fiscal Years 1996 and 1995, as well as the increase in interest rates available for the Company's invested funds in the first quarter of Fiscal Year 1996. The Company recorded accelerated offering cost amortization of $23,000 and $64,000 in the first quarters of Fiscal Years 1996 and 1995, respectively. The Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995, leaving no outstanding debt as of April 30, 1995.

The Company's effective tax rate for the first quarter of Fiscal Year 1996 is 40% versus an effective tax rate of 34% for the comparable period of the prior fiscal year. The increased effective tax rate is due to a reduced level of current tax credits available to offset income taxes on current taxable income.

The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins, partially offset by a higher effective income tax rate.

(b) Financial Condition

The Company signed a loan agreement with a bank effective September 26, 1994. The loan agreement consists of (1) an $8 million revolving credit facility, which expires September 30, 1996, and (2) a $5 million guidance line of credit, which expires September 30, 1995. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $10.5 million during the first quarter of Fiscal Year 1996. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs for Comarco Wireless Technologies, Inc. and LCTI, Inc.

During the first quarter of Fiscal Year 1996, the Company's average days' sales in accounts receivable have remained steady from the prior fiscal year's levels, at approximately 46 days.

Several additional key factors indicating the Company's financial condition include:

                                        April 30, 1995          January 31, 1995

Current ratio                                   2.78                      2.66
Working capital                         $ 12,225,000              $ 12,394,000
Debt to equity                                     0                       .05
Book value per share                           $3.92                     $3.74

The Company continues to demonstrate improvements in the above financial factors during the first quarter of fiscal year 1996, primarily due to increased operating margins from increased sales of wireless communications products.

The Company has two significant commitments for capital expenditures at April 30, 1995 for Comarco Wireless Technologies, Inc. and LCTI, Inc. In February 1994, the Company embarked on a multi-year, up to $6 million software product development program in its wireless communications products business. During this time, the Company intends to develop over two dozen new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. In addition, the Company is also investing in development of the next generation of Computer-Aided Software Engineering (CASE) tools for test program engineers sold by its newly acquired subsidiary, LCTI, Inc. The amounts capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $600,000 and $300,000, respectively in the first quarter of Fiscal Year 1996.

The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of April 30, 1995, the Company has re-purchased and retired approximately 796,000 shares. The average price paid per share re-purchased under the program was $4.75.

The Company redeemed the remaining $844,000 of outstanding convertible subordinated debentures in accordance with the provisions of the debenture agreement on April 15, 1995.

On May 26, 1995, the Company was notified by the Navy that it was not successful in the Naval Air Warfare Center, China Lake contract competition. While the Company does anticipate lower revenues and profits due to this decision, the Company does not anticipate a proportional negative impact to its liquidity or capital resources.

The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              ll. Schedule of Computation of Net Income Per Share

       (b)    Reports on Form 8-K

              On June 2, 1995, the Company filed a current Report on Form 8-K reporting that the Company had not been selected for award of the engineering services contract to support the Naval Air Warfare Center at China Lake, California, and enclosing a press release of May 26, 1995 to that effect.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMARCO, Inc.
                                  (Registrant)




June 13, 1995




                                THOMAS P. BAIRD
                                Thomas P. Baird
                            Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)