Form 10-Q
period 1995-07-30
COMARCO INC
filed 1995-09-13
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 30, 1995                    Commission File Number 0-5449



                                 COMARCO, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                           95-2088894
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California          92808-1299
------------------------------------------------------------          ----------
    (Address of principal executive office)                           (Zip Code)


Registrant's telephone number, including area code                (714) 282-3832



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes    X      No
                                                  -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995.

                     Common Stock,
                     $.10 Par Value                   4,617,209 Shares
                     --------------                   ----------------

                               INDEX TO 10-Q

                                                                  Page No.
                                                                  --------
Part I.        Financial Information


Condensed Consolidated Balance Sheets
July 30, 1995 and January 31, 1995                                    1

Condensed Consolidated Statements of Income
Quarters ended and Two Quarters Ended July 30, 1995
and July 31, 1994                                                     2

Condensed Consolidated Statements of Cash Flows
Two Quarters ended July 30, 1995 and July 31, 1994                    3

Notes to Condensed Consolidated Financial Statements                  4

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 5-9



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             10

Signature                                                            11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                          July 30, 1995         January 31, 1995
ASSETS                                     (Unaudited)                 *
Current assets:
    Cash and cash equivalents            $  7,183,000              $  7,968,000
    Short-term investments                  2,523,000                 1,939,000
    Accounts receivable, net                8,881,000                 8,703,000
    Other current assets                    1,388,000                 1,238,000
                                           ----------                ----------

Total current assets                       19,975,000                19,848,000

Long-term investments                         989,000                 1,023,000
Property and equipment, net                 1,157,000                   970,000
Software development costs, net             1,322,000                   676,000
Intangible assets, net                      2,804,000                 3,011,000
Other assets                                  265,000                   282,000
                                           ----------                ----------

TOTAL ASSETS                             $ 26,512,000              $ 25,810,000
                                           ==========                ==========

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Current liabilities:
         Accounts payable                $    506,000              $    616,000
         Deferred revenue                   1,147,000                 1,044,000
         Accrued liabilities                5,428,000                 5,794,000
                                           ----------                ----------

Total current liabilities                   7,081,000                 7,454,000

Convertible subordinated debentures                -                    844,000
Deferred income taxes                         489,000                   309,000

Stockholders' equity:
    Common stock, $.10 par value,
      33,705,000 shares authorized,
      4,617,209 and 4,602,009 shares
      outstanding at July 30, 1995 and
      January 31, 1995, respectively          462,000                   460,000
    Capital contributed in excess
      of par value                          3,305,000                 3,244,000
    Retained earnings                      15,175,000                13,499,000
                                           ----------                ----------
Total stockholders' equity                 18,942,000                17,203,000
                                           ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $ 26,512,000              $ 25,810,000
                                           ==========                ==========

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1995 has been summarized from the Company's audited consolidated balance sheet as of that date.

                                  COMARCO, Inc. and Subsidiaries
                            Condensed Consolidated Statements of Income
                                           (Unaudited)


                                       Quarter Ended                     Two Quarters Ended
                              -------------------------------     -------------------------------
                              July 30, 1995     July 31, 1994     July 30, 1995     July 31, 1994
                              -------------     -------------     -------------     -------------
Revenues:
   Contract revenues          $  14,347,000     $  14,896,000     $  28,189,000     $  29,301,000
   Product sales                  2,898,000         1,118,000         6,385,000         2,381,000
                                 ----------        ----------        ----------        ----------
                                 17,245,000        16,014,000        34,574,000        31,682,000
                                 ----------        ----------        ----------        ----------

Direct costs:
   Contract costs                 9,602,000        10,020,000        18,868,000        19,262,000
   Cost of product sales          1,130,000           743,000         2,848,000         1,527,000
                                 ----------        ----------        ----------        ----------
                                 10,732,000        10,763,000        21,716,000        20,789,000

Indirect costs                    5,303,000         4,208,000        10,342,000         8,834,000
                                 ----------        ----------        ----------        ----------

                                 16,035,000        14,971,000        32,058,000        29,623,000
                                 ----------        ----------        ----------        ----------

Operating income                  1,210,000         1,043,000         2,516,000         2,059,000
Net interest income (expense)       141,000            16,000           232,000           (38,000)
                                 ----------        ----------        ----------        -----------

Income before income taxes        1,351,000         1,059,000         2,748,000         2,021,000

Income taxes                        513,000           360,000         1,072,000           687,000
                                 ----------        ----------        ----------        ----------


Net income                    $     838,000     $     699,000     $   1,676,000     $   1,334,000
                                 ==========        ==========        ==========        ==========

Earnings per share*
   Primary                    $         .17     $         .14     $         .33     $         .27
                                 ==========        ==========        ==========        ==========

Weighted average shares of
 common stock*
   Primary                        4,961,000         4,940,000         4,949,000         4,977,000



*Fully diluted earnings per share has not been presented as the effect is immaterial.


See accompanying notes to the condensed consolidated financial statements.


                                  COMARCO, Inc. and Subsidiaries
                        Condensed Consolidated Statements of Cash Flows
                                         (Unaudited)

                                                                     Two Quarters Ended
                                                           ----------------------------------------
                                                           July 30, 1995             July 31, 1994
                                                           -------------             -------------
Cash flows from operating activities:
    Net income                                             $  1,676,000              $  1,334,000
    Adjustments to reconcile net income to net
     cash used by operating activities:
       Depreciation and amortization                          1,017,000                   306,000
       Loss in disposal of property and equipment                 9,000                        -
       Deferred income taxes                                    153,000                   280,000
       Provision for doubtful accounts receivable                15,000                     6,000
       Decrease (increase) in accounts receivable              (193,000)                1,395,000
       Increase in other current assets                        (123,000)                 (391,000)
       Decrease in other assets                                  17,000                    64,000
       Decrease in accounts payable                            (110,000)                 (454,000)
       Increase in deferred revenue                             103,000                        -
       Decrease in other current liabilities                   (366,000)                 (450,000)
                                                           -------------             -------------

    Net cash provided by operating activities                 2,198,000                 2,090,000

Cash flows from investing activities:
    Purchases of investments                                 (1,482,000)                       -
    Proceeds from sales of investments                          932,000                        -
    Purchases of property and equipment                        (413,000)                 (310,000)
    Software development costs                               (1,239,000)                 (826,000)
                                                           -------------             -------------

    Net cash used in investing activities                    (2,202,000)               (1,136,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                       63,000                    57,000
    Purchase of common stock                                         -                 (1,392,000)
    Purchase of subordinated debentures                        (844,000)               (1,967,000)
                                                           -------------             -------------

    Net cash used in financing activities                      (781,000)               (3,302,000)
                                                           -------------             -------------

Net decrease in cash and cash equivalents                  $   (785,000)             $ (2,348,000)
                                                           =============             =============


Supplemental disclosures of cash flow information:
  Cash paid during the two quarters for:
       Interest                                            $     41,000              $    146,000
       Income taxes                                           1,090,000                   671,000



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        July 30, 1995 and July 31, 1994
                                  (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at July 30, 1995 and July 31, 1994 and the results of its operations and cash flows for the quarter ended and two quarters ended July 30, 1995 and July 31, 1994. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and two quarters ended July 30, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year.

2.     China Lake Competition

       On May 26, 1995, the Company was notified that it was not selected in the contract competition with the Naval Air Warfare Center ("NAWC") at China Lake, California. The current contract in this location accounted for approximately 15% of total revenue for the first two quarters of the Company's Fiscal Year 1996 and 16% of the operating income for the same period. Most costs associated with this effort are directly attributable to the contract itself, so there will be few direct residual costs not reimbursed by the customer. The Company's goal is to attempt to maintain its historical profit margin in this line of business.

       The Company's current work at China Lake substantially ends on September 30, 1995.

3.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (a)    Results of Operations

              During the second quarter of Fiscal Year 1996 (year ending January 31, 1996), the Company recorded total revenues of $17.2 million, up 7.5% from the revenues of $16.0 million for the comparable period of a year earlier. Increased year-to-year revenues are primarily due to:
                 o increased sales of the Company's wireless communications products,
                 o revenue contributed by LCTI, Inc., which was acquired by the
                   Company in the third quarter of Fiscal Year 1995,
              partially offset by:
                 o continued reduction in activity in support of the Naval Air
                   Warfare Center at China Lake, California, and
                 o reduction in activity in support of the Army's Software
                   Development Center at Ft. Lee Virginia.

              On May 26, 1995, the Company was notified that it was not selected in the contract competition with the Naval Air Warfare Center ("NAWC") at China Lake, California. However, the Navy did exercise an option to extend the Company's current work through September 30, 1995 at which time work will substantially end.

              The current contract in this location accounted for approximately 15% of the Company's total revenues and 16% of its operating income for the first two quarters of Fiscal Year 1996 . Most costs associated with this effort are directly attributable to the contract itself, so there will be few direct residual costs not reimbursed by the customer. The loss of this contract will have an adverse effect on operations - a loss of approximately 15% of the Company's revenues and approximately the same percentage of loss in operating profits.

              The Company's contract at the Naval Air Warfare Center in China Lake, California has experienced a decrease in activity of approximately 15% from the comparable quarter last year. In addition, the Company's contract in support of the Army's Software Development Center at Ft. Lee, Virginia has experienced a decrease in activity of approximately 50% from the comparable quarter last year. These decreases in revenue are due to reductions in Government funding available for these projects. The Company expects that defense related activity in the remainder of Fiscal Year 1996 will continue to show reductions from prior year periods due to the above-stated contract declines and general Government budgetary pressures. Except as noted above, the Company's other defense-related activity has been steady during the first half of Fiscal Year 1996.

              The Company plans to aggressively compete for all work opened for recompetition to the extent possible, selectively pursue certain high value defense procurements, and build its non-defense work in the areas of airport management, wireless communications products, and non-defense systems engineering and integration. If the Company is unable to increase defense related activity by pursuit of suitable Government awards or replace it with commercial work, the Company will need to consider appropriate additional organizational changes and cost reduction efforts.

              In addition, government agencies may generally terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously attached or may not exercise option periods. Therefore, there can be no assurances that the Government will fund those portions of existing contracts that are unfunded, or that the Government will exercise any options.

              Airport management services revenues decreased from $4.8 million in the second quarter of Fiscal Year 1995 to $4.5 million in the second quarter of Fiscal Year 1996, a decrease of 6.3%. This decrease is principally due to decreased activity at the Company's contract to manage five general aviation airports in Los Angeles County, California. Revenue in the prior year was higher than historical levels due to forest fires in Los Angeles County which caused a strong increase in jet fuel sales to fire fighting authorities. In spite of the decrease in revenues, operating income from airport management services was unchanged from year to year.

              Wireless communications products revenues increased 145% to $2.7 million for the second quarter of Fiscal Year 1996 from $1.1 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's network evaluation systems and revenue assurance systems for major cellular telephone carriers. Revenues from sales of callboxes were minimal during the first half of Fiscal Year 1996, as states other than California are only at the field testing stage of these units. If these other states move forward and select the Company's units, the Company believes that production of units may return in Fiscal Year 1997, although there can be no assurance that production will resume.

              The Company is continuing its software product development program in its wireless communications products business. The Company views the next few years as a window of opportunity to expand its product line to take advantage of the worldwide growth in this market. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized and amortized $1.4 million and $.9 million, respectively, of software product development costs related to this program in Fiscal Year 1995. Corresponding amounts for the first half of Fiscal Year 1996 are $700,000 and $500,000, respectively. The Company's orders for these products totalled $9.6 million and $7.3 million for Fiscal Year 1995 and the first half of Fiscal Year 1996, respectively, up from $5.8 million and $3.5 million, respectively, from the comparable prior periods. The value of unfilled orders at July 30, 1995 totaled $3.2 million. The Company has experienced in each of the past two years a fluctuation in wireless communications product activity, with greater sales in the second half of its fiscal year and lesser amounts in the first half. Profit margins from the Company's wireless communications products business have been significantly higher than margins from the services business. The nature of the wireless communications products business is inherently less predictable than the longer-term services contracts. Therefore, sales levels and profits will be more difficult to predict and may fluctuate significantly from quarter to quarter.

              In addition, the Company is also investing in development of the next generation of Computer-Aided Software Engineering (CASE) tools for test program engineers sold by its newly acquired subsidiary, LCTI, Inc. The amounts capitalized and amortized in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed totaled $500,000 and $100,000, respectively in the first half of Fiscal Year 1996. LCTI sustained operating losses of $400,000 for the first half of Fiscal Year 1996, and while management believes that longer term prospects look favorable for this operation, the near term could continue to show losses.

              Revenues for the first two quarters of Fiscal Year 1996 of $34.6 million are up $2.9 million (9.1%) from $31.7 million for the comparable period of the prior fiscal year. Engineering and technical services revenues for the first two quarters of Fiscal Year 1996 of $19.9 million are down $.3 million (1.5%) from $20.2 million for the comparable period of the prior fiscal year. The year-to-year decrease is primarily due to the reduced activity in the Company's contracts with the Naval Air Warfare Center at China Lake, California and the Army's Software Development Center at Ft. Lee, Virginia, as discussed above. Airport management services revenues for the first two quarters of Fiscal Year 1996 of $9.0 million are down $.1 million (1.1%) from $9.1 million for the comparable period of the prior fiscal year, due to the decreased activity at the Los Angeles County Airports in the second quarter of the current fiscal year, as discussed above. Wireless communications products revenues for the first two quarters of Fiscal Year 1996 of $5.7 million are up $3.3 million (138%) from $2.4 million for the comparable period of the prior fiscal year, due to increased orders for the Company's wireless communications products, as discussed above.

              Direct  costs of $10.7  million  for the second  quarter of Fiscal
              Year 1996 are down $.1 million (.9%) from $10.8 million for the comparable period of the prior fiscal year. This decrease is due to the decrease in engineering and technical services activity, as discussed above, offset by the increase in wireless communications products activity. Direct costs for the two quarters ended July
              30,  1995 are $21.7  million,  up $.9  million  (4.3%)  from $20.8 million for the comparable period of the prior fiscal year. This increase is due to the strong increase in wireless communications products activity in the two quarters of the current fiscal year versus the prior fiscal year.

              Indirect costs for the quarter ended July 30, 1995 are $5.3 million, up $1.1 million (26.2%) from $4.2 million for the comparable period of the prior fiscal year. Indirect costs for the two quarters ended July 30, 1995 are $10.3 million, up $1.5 million (17.0%) from $8.8 million for the comparable period of the prior fiscal year. These increases are due to increased research and development costs incurred in the wireless communications products area and at the Company's subsidiary, LCTI, Inc., as well as increases in costs associated with the increase in revenues, as discussed above.

              Net interest income (interest income, less amortization of offering costs and interest expense) for the second quarter of Fiscal Year 1996 amounted to $141,000, as compared to net interest income of $16,000 for the comparable period of the prior fiscal year. Net interest income for the first two quarters of Fiscal Year 1996 amounted to $232,000, as compared to net interest expense of $38,000 for the comparable period of the prior fiscal year. The increases are principally due to the decrease in the Company's convertible subordinated debentures outstanding and the accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarters of Fiscal Years 1996 and 1995, as well as the increase in interest rates available for the Company's invested funds in the first half of Fiscal Year 1996. The Company recorded accelerated offering cost amortization of $23,000 and $64,000 in the first half of Fiscal Years 1996 and 1995, respectively. The Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995, leaving no outstanding debt as of July 30, 1995.

              The Company's effective tax rate for the first two quarters of Fiscal Year 1996 is 39% versus an effective tax rate of 34% for the comparable period of the prior fiscal year. The increased effective tax rate is due to a reduced level of current tax credits available to offset income taxes on current taxable income.

              The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins, as well as increased net interest income, partially offset by a higher effective income tax rate.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994. The loan agreement consists of (1) an $8 million revolving credit facility, which expires September 30, 1996, and (2) a $5 million guidance line of credit, which expires September 30, 1995. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $10.6 million during the second quarter of Fiscal Year 1996. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs for Comarco Wireless Technologies, Inc. and LCTI, Inc.

              During the second quarter of Fiscal Year 1996, the Company's average days' sales in accounts receivable have remained steady from the prior fiscal year's levels, at approximately 46 days.

              Several additional key factors indicating the Company's financial condition include:

                                        July 30, 1995           January 31, 1995
                                        -------------           ----------------

              Current ratio                      2.82                       2.66
              Working capital            $ 12,894,000               $ 12,394,000
              Debt to equity                        0                        .05
              Book value per share              $4.10                      $3.74

              The Company continues to demonstrate improvements in the above financial factors during the first two quarters of fiscal year 1996, primarily due to increased operating margins from increased sales of wireless communications products.

              The Company has two significant commitments for capital expenditures at July 30, 1995 for Comarco Wireless Technologies, Inc. and LCTI, Inc. In February 1994, the Company embarked on a multi-year software product development program in its wireless communications products business. During this time, the Company intends to develop over two dozen new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. In addition, the Company is also investing in development of the next generation of Computer-Aided Software Engineering (CASE) tools for test program engineers sold by its newly acquired subsidiary, LCTI, Inc. The amounts capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $1.2 million and $.6 million, respectively in the first two quarters of Fiscal Year 1996.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of July 30, 1995, the Company has re-purchased and retired approximately 796,000 shares. The average price paid per share re-purchased under the program was $4.75.

              The  Company  redeemed  the  remaining   $844,000  of  outstanding
              convertible   subordinated   debentures  in  accordance  with  the
              provisions of the debenture agreement on April 15, 1995.

              On May 26, 1995, the Company was notified by the Navy that it was not successful in the Naval Air Warfare Center, China Lake contract competition. Activity on this contract will substantially end on September 30, 1995. While the Company does anticipate lower revenues and profits due to this decision, the Company does not anticipate a proportional negative impact to its liquidity or capital resources.

              The Company believes that its cash flows from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              ll. Schedule of Computation of Net Income Per Share

       (b)    Reports on Form 8-K

              On June 2, 1995, the Company filed a current Report on Form 8-K reporting that the Company had not been selected for award of the engineering services contract to support the Naval Air Warfare Center at China Lake, California, and enclosed a press release of May 26, 1995 to that effect.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 COMARCO, Inc.
                                           -------------------------
                                                       (Registrant)




September 13, 1995




                                THOMAS P. BAIRD
                            -----------------------
                              Thomas P. Baird
                            Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)