Form 10-Q
period 1995-10-29
COMARCO INC
filed 1995-12-13
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 29, 1995                 Commission File Number 0-5449



                                 COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      CALIFORNIA                                              95-2088894
-------------------------------                          -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California         92808-1299
------------------------------------------------------------         -----------
               (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code               (714) 282-3832
                                                                 --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes      X      No
                                                                ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1995.

                  Common Stock,
                  $.10 Par Value                   4,650,209 Shares
                  --------------                   ----------------

                               INDEX TO FORM 10-Q



                                                                 Page No.
                                                                 --------
Part I.        Financial Information


Condensed Consolidated Balance Sheets
October 29, 1995 and January 31, 1995                                 1

Condensed Consolidated Statements of Income
Quarters ended and Three Quarters Ended October 29, 1995
and October 30, 1994                                                  2

Condensed Consolidated Statements of Cash Flows
Three Quarters ended October 29, 1995 and October 30, 1994            3

Notes to Condensed Consolidated Financial Statements                4-5

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                6-11



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                             12

Signature                                                            13

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                      October 29, 1995          January 31, 1995
ASSETS                                   (Unaudited)                     *
Current assets:
  Cash and cash equivalents                $ 7,810,000               $ 7,968,000
  Short-term investments                     2,491,000                 1,939,000
  Accounts receivable, net                   8,880,000                 8,703,000
  Other current assets                       1,795,000                 1,238,000
                                            ----------                ----------

Total current assets                        20,976,000                19,848,000

Long-term investments - highly liquid          969,000                 1,023,000
Property and equipment, net                  1,198,000                   970,000
Software development costs, net              1,186,000                   676,000
Intangible assets, net                       2,686,000                 3,011,000
Other assets                                   293,000                   282,000
                                            ----------                ----------

TOTAL ASSETS                               $27,308,000               $25,810,000
                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   706,000                $  616,000
  Deferred revenue                           1,220,000                 1,044,000
  Accrued liabilities                        4,757,000                 5,794,000
                                            ----------                ----------

Total current liabilities                    6,683,000                 7,454,000

Convertible subordinated debentures                 -                    844,000
Deferred income taxes                          435,000                   309,000

Stockholders' equity:
  Common stock, $.10 par value,
   33,705,000 shares authorized,
   4,648,959 and 4,602,009 shares
   outstanding at October 29, 1995 and
   January 31, 1995, respectively              465,000                   460,000
  Capital contributed in excess
   of par value                              3,530,000                 3,244,000
  Retained earnings                         16,195,000                13,499,000
                                            ----------                ----------

Total stockholders' equity                  20,190,000                17,203,000
                                            ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $27,308,000               $25,810,000
                                            ==========                ==========

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1995 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)




                                    Quarter Ended                           Three Quarters Ended
                        ---------------------------------------    ------------------------------------
                        October 29, 1995       October 30, 1994    October 29, 1995    October 30, 1994
Revenues:
   Contract revenues      $14,187,000             $15,017,000        $42,376,000         $44,318,000
   Product sales            4,299,000               3,261,000         10,684,000           5,642,000
                            ---------              ----------         ----------          ----------
                           18,486,000              18,278,000         53,060,000          49,960,000
                           ----------              ----------         ----------          ----------

Direct costs:
   Contract costs           9,726,000              10,379,000         28,594,000          29,641,000
   Cost of product sales    2,113,000               1,785,000          4,961,000           3,312,000
                           ----------              ----------         ----------          ----------
                           11,839,000              12,164,000         33,555,000          32,953,000

Indirect costs              5,230,000               4,697,000         15,572,000          13,531,000
                           ----------              ----------         ----------          ----------

                           17,069,000              16,861,000         49,127,000          46,484,000
                           ----------              ----------         ----------          ----------

Operating income            1,417,000               1,417,000          3,933,000           3,476,000

Net interest income
 (expense)                    114,000                  26,000            346,000             (12,000)
                           ----------              ----------         ----------          ----------

Income before income taxes  1,531,000               1,443,000          4,279,000           3,464,000

Income taxes                  511,000                 491,000          1,583,000           1,178,000
                           ----------              ----------         ----------           ---------


Net income                $ 1,020,000             $   952,000        $ 2,696,000         $ 2,286,000
                           ==========              ==========         ==========          ==========

Weighted average shares
   outstanding*             4,977,000               4,774,000          4,957,000           4,909,000
                           ==========              ==========         ==========           =========

Earnings per share**
   Primary                $       .20             $       .20        $       .53          $      .47
                                 ====                    ====               ====                ====


*Weighted average shares outstanding include the dilutive effect of stock options outstanding.

**Fully diluted earnings per share has not been presented as the effect is immaterial.

See accompanying notes to the condensed consolidated financial statements.


                         COMARCO, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Three Quarters Ended
                                                    ------------------------------------
                                                    October 29, 1995    October 30, 1994
Cash flows from operating activities:
  Net income                                         $ 2,696,000           $ 2,286,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                      1,684,000               942,000
    Loss in disposal of property and equipment             9,000                    -
    Deferred income taxes                                 38,000               180,000
    Provision for doubtful accounts receivable            23,000                 9,000
    Decrease (increase) in accounts receivable          (200,000)              215,000
    Increase in other current assets                    (469,000)             (202,000)
    Decrease (increase) in other assets                  (11,000)               70,000
    Increase (decrease) in accounts payable               90,000              (465,000)
    Increase in deferred revenue                         176,000                    -
    Decrease in other current liabilities             (1,037,000)             (200,000)
                                                     -----------             ---------

  Net cash provided by operating activities            2,999,000             2,835,000

Cash flows from investing activities:
  Purchases of investments                            (1,482,000)                   -
  Proceeds from sales of investments                     984,000                    -
  Purchases of property and equipment                   (581,000)             (411,000)
  Software development costs                          (1,525,000)           (1,050,000)
  Payment for purchase of LCTI,
   net of cash acquired                                       -                 17,000
                                                     -----------            ----------
  Net cash used in investing activities               (2,604,000)           (1,444,000)

Cash flows from financing activities:
  Principal payments on notes payable, current                -               (462,000)
  Proceeds from issuance of common stock                 291,000                97,000
  Purchase of common stock                                    -             (1,392,000)
  Purchase of subordinated debentures                   (844,000)           (2,140,000)
                                                     -----------            ----------

  Net cash used in financing activities                 (553,000)           (3,897,000)
                                                     -----------            ----------

Net decrease in cash and cash equivalents            $  (158,000)          $(2,506,000)
                                                      ==========            ==========


Supplemental disclosures of cash flow information:
 Cash paid during the three quarters for:
  Interest                                           $    41,000           $   198,000
  Income taxes                                         1,702,000               792,000




See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                     October 29, 1995 and October 30, 1994
                                  (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at October 29, 1995 and October 30, 1994 and the results of its operations and cash flows for the quarter ended and three quarters ended October 29, 1995 and October 30, 1994. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and three quarters ended October 29, 1995 are not necessarily indicative of the results to be obtained for the full fiscal year.

2.     Significant Accounting Policies - Per Share Information

       The outstanding shares used for earnings per share calculations for all years presented include the weighted average effect of common shares and common share equivalents outstanding during the year. Common share equivalents include dilutive stock options computed using the treasury stock method. Convertible subordinated debentures are not considered common stock equivalents and are not considered in the computation of fully diluted earnings per share since the effect would be antidilutive. Consolidated net income of the Company used for earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock.

       Primary earnings per share is calculated as follows:

                                                  Quarter Ended                     Three Quarters Ended
                                      -----------------------------------    ------------------------------------
                                      October 29, 1995   October 30, 1994    October 29, 1995    October 30, 1994
       Net income                       $ 1,020,000        $   952,000        $ 2,696,000          $ 2,286,000
       less - net income
         allocated to subsidiary
         dilutive stock options
         oustanding                         (29,000)                -             (58,000)                  -
                                         -----------        ----------         ----------           ----------

       Net income used in
         calculation of primary
         income per share               $   991,000        $   952,000        $ 2,638,000          $ 2,286,000
                                         ==========         ==========         ==========           ==========

       Weighted average number
         of common shares used in
         calculation of primary
         income per share                 4,977,000        $ 4,774,000          4,957,000            4,909,000
                                         ==========         ==========         ==========           ==========

       Primary income per
           common share                 $       .20        $       .20        $       .53          $       .47
                                               ====               ====               ====                 ====


3.     China Lake Competition

       On May 26, 1995, the Company was notified that it was not selected in the contract competition with the Naval Air Warfare Center ("NAWC") at China Lake, California. The current contract in this location accounted for approximately 14% of total revenue for the first three quarters of the Company's Fiscal Year 1996 and 15% of its operating income for the same period. Most costs associated with this effort are directly attributable to the contract itself, so there will be few direct residual costs not reimbursed by the customer.

       The Company's current work at China Lake substantially ended on September 30, 1995.

4.     Subsequent Event - Contingencies

       In November 1995, the Company settled a claim with a customer that had questioned the applicability of $5.5 million of the Company's general and administrative costs allocated to two completed contracts over a seven-and-a-half year period. The settlement had no significant impact on the Company's financial position or results of operations.

5.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform with the current year presentation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (a)    Results of Operations

              The Company is involved in two distinct business areas: development and manufacture of wireless communications products; and providing engineering, technical, and airport management services to primarily government entities.

              During the third quarter of Fiscal Year 1996 (year ending January 31, 1996), the Company recorded total revenues of $18.5 million, up 1.1% from the revenues of $18.3 million for the comparable period of a year earlier. Revenues for the first three quarters of Fiscal Year 1996 of $53.1 million are up 6.2% from $50.0 million for the comparable period of the prior fiscal year.

              Increased year-to-year revenues are primarily due to:
                   - increased sales of the Company's wireless communications products,
                   - increased activity in support of the Army's Joint
                     Interoperability Test Center at Ft. Huachuca, Arizona,
              partially offset by:
                   - substantial completion of the Company's contract with the
                     Naval Air Warfare Center ("NAWC") at China Lake, California, and
                   - reduction in activity in support of the Army's Software
                     Development Center at Ft. Lee, Virginia.

              Wireless Communications Products

              Wireless communications products revenues increased 32% to $4.1 million for the third quarter of Fiscal Year 1996 from $3.1 million for the comparable period of the prior fiscal year.
              Wireless communications products revenues for the first three quarters of Fiscal Year 1996 increased 78% to $9.8 million from $5.5 million for the comparable period of the prior fiscal year. These increases are due to increased sales of the Company's network evaluation systems and revenue assurance systems to major cellular telephone carriers. Revenues from sales of callboxes were minimal during the first three quarters of Fiscal Year 1996, as states other than California are only at the field testing stage of these units. Operating income from wireless communications products increased 41% from the comparable quarter of the prior fiscal year. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                                     Quarter Ended                    Three Quarters Ended
                                        -----------------------------------    ------------------------------------
                                        October 29, 1995   October 30, 1994    October 29, 1995    October 30, 1994
              Revenues                    $ 4,140,000        $ 3,097,000         $ 9,820,000         $ 5,478,000
              Cost of product sales         1,834,000          1,496,000           4,253,000           3,023,000
                                           ----------         ----------          ----------          ----------
              Gross margin                  2,306,000          1,601,000           5,567,000           2,455,000
              Indirect costs*               1,279,000            874,000           3,161,000           1,465,000
                                           ----------         ----------          ----------          ----------

              Operating income             $1,027,000           $727,000         $ 2,406,000            $990,000

              *Indirect costs include selling, general, and administrative expenses as well as research and development expenses.

              The increases in cost of goods sold and selling, general, and administrative expenses for the third quarter and for the three quarters of Fiscal Year 1996 over the comparable periods of the prior fiscal year are a result of the increase in revenues as well as an increase in research and development expenses.

              Operating income as a percentage of revenues is 24.8% for the third quarter of Fiscal Year 1996, compared to 23.5% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 24.5% for the three quarters of Fiscal Year 1996, compared to 18.1% for the comparable period of the prior fiscal year. These increases are also due to the increasing revenues for the Company's products.

              The Company is continuing its software product development program in its wireless communications products business. The Company views the next few years as a window of opportunity to expand its product line to take advantage of the worldwide growth in this market. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1.0 million and $1.4 million of software product development costs related to the program in the first three quarters of Fiscal Year 1996 and in all of Fiscal Year 1995, respectively. Corresponding amounts amortized are $.9 million and $.9 million, respectively.

              The Company's orders for wireless communications products totalled $10.2 million for the first three quarters of Fiscal Year 1996, up from $6.5 million from the comparable prior period. The value of unfilled orders at October 29, 1995 totaled $1.1 million. An additional $1.2 million of deferred revenue has been recorded for anticipated customer warranty obligations.

              The Company has experienced in each of the past two years a fluctuation in wireless communications product activity, with greater sales in the second half of its fiscal year and lesser amounts in the first half. Profit margins from the Company's wireless communications products business have been significantly higher than margins from the services business. The nature of the wireless communications products business is inherently less predictable than the longer-term services contracts. Therefore, sales levels and profits are more difficult to predict and may fluctuate significantly from quarter to quarter.

              Government Contracting and Other Revenues

              On May 26, 1995, the Company was notified that it was not selected in the contract competition with NAWC at China Lake, California. The Company's current work at China Lake substantially ended on September 30, 1995. The China Lake contract accounted for approximately 14% of the Company's total revenues and 15% of its operating income for the first three quarters of Fiscal Year 1996. Most costs associated with this effort are directly attributable to the contract itself, so there will be few direct residual costs not reimbursed by the customer. The loss of this contract will have an adverse effect on operations - a loss of approximately 15% of the Company's revenues and approximately the same percentage of loss in operating profits.

              Engineering and technical services revenues decreased from $10.6 million in the third quarter of Fiscal Year 1995 to $9.5 million in the third quarter of Fiscal Year 1996, a decrease of 10.4%. This decrease is primarily due to the reduced activity in the
              Company's contracts with the Naval Air Warfare Center at China Lake, California and the Army's Software Development Center at Ft. Lee, Virginia. The China Lake contract's revenues were approximately $1.9 million during the third quarter of Fiscal Year 1996. Without this revenue during the quarter, engineering and technical services revenues would have been $7.6 million, a decrease of 28.3% from the comparable period last year.

              The Company's contract in support of the Army's Software Development Center at Ft. Lee, Virginia has experienced a decrease in activity of approximately 32% from the comparable quarter last year. This decrease is due to reductions in Government funding available. The Company expects that defense related activity in the remainder of Fiscal Year 1996 will continue to show reductions from prior year periods due to the above-stated contract declines and general Government budgetary pressures. Except as noted above, the Company's other defense-related activity has been steady during the first three quarters of Fiscal Year 1996.

              During the remainder of Fiscal Year 1996 and for Fiscal Year 1997, approximately 27% of the Company's current engineering and technical services revenues (excluding revenues associated with the China Lake contract) are planned for recompetition or will end. The Company plans to aggressively compete for all work opened for recompetition to the extent possible, selectively pursue certain high value defense procurements, and build its non-defense work in the areas of airport management, wireless communications products, and non-defense systems engineering and integration. If the Company is unable to maintain defense related activity by pursuit of suitable Government awards or replace it with commercial work, the Company will need to consider appropriate organizational changes and cost reduction efforts.

              The Company's defense segment has submitted or currently plans to submit proposals for high value government procurements totalling approximately $300 million by January 31, 1996. If the Company is selected for award, these efforts would generate revenue primarily in the latter half of Fiscal Year 1997 and forward.

              Airport management services revenues increased from $4.6 million in the third quarter of Fiscal Year 1995 to $4.9 million in the third quarter of Fiscal Year 1996, an increase of 6.5%. This increase is principally due to increased activity at the Company's contract to manage five general aviation airports in Los Angeles County, California. Operating income from airport management services was unchanged from year to year.

              In addition, government agencies may generally terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously attached or may not exercise option periods. Therefore, there can be no assurances that the Government will fund those portions of existing contracts that are unfunded, or that the Government will exercise any options.

              The Company is also investing in development of the next generation of Computer-Aided Software Engineering (CASE) tools for test program engineers sold by its newly acquired subsidiary, LCTI, Inc. The amounts capitalized and amortized in accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed totaled $500,000 and $100,000, respectively in the first three quarters of Fiscal Year 1996. LCTI sustained operating losses of $900,000 for the first three quarters of Fiscal Year 1996, and while management believes that longer term prospects look favorable for this operation, the near term could continue to show losses. Substantial changes were made to the business late in the third quarter.

              Engineering and technical services revenues for the first three quarters of Fiscal Year 1996 of $29.4 million are down $1.4 million (4.5%) from $30.8 million for the comparable period of the prior fiscal year. The year-to-year decrease is primarily due to the reduced activity in the Company's contracts with the Naval Air Warfare Center at China Lake, California and the Army's Software Development Center at Ft. Lee, Virginia, as discussed above. Airport management services revenues for the first three quarters of Fiscal Year 1996 of $13.9 million are up $.2 million (1.5%) from $13.7 million for the comparable period of the prior fiscal year, due to the increased activity at the Los Angeles County Airports, as discussed above.

              Sales to the United States Government as well as government prime contractors were 50% and 53% of total revenues for the third quarter of Fiscal Year 1996 and the first three quarters of Fiscal Year 1996, respectively, as compared to 58% of total revenues for all of Fiscal Year 1995. Management anticipates that Government sales for the fourth quarter of Fiscal Year 1996 will be approximately 42% of total revenues.

              Direct costs of $11.8 million for the third quarter of Fiscal Year 1996 are down $.4 million (3.3%) from $12.2 million for the comparable period of the prior fiscal year. This decrease is due to the decrease in engineering and technical services activity, as discussed above, offset by the increase in wireless communications products activity. Direct costs for the three quarters ended October 29, 1995 are $33.6 million, up $.6 million (1.8%) from $33.0 million for the comparable period of the prior fiscal year. This increase is due to the strong increase in wireless communications products activity in the three quarters of the current fiscal year versus the prior fiscal year.

              Indirect costs for the quarter ended October 29, 1995 are $5.2 million, up $.5 million (10.6%) from $4.7 million for the comparable period of the prior fiscal year. Indirect costs for the three quarters ended October 29, 1995 are $15.6 million, up $2.1 million (15.6%) from $13.5 million for the comparable period of the prior fiscal year. These increases are due to increased research and development costs incurred in the wireless communications products area and at the Company's subsidiary, LCTI, Inc., as well as increases in costs associated with the increase in revenues, as discussed above.

              Net interest income (interest income, less amortization of offering costs and interest expense) for the third quarter of Fiscal Year 1996 amounted to $114,000, as compared to net interest income of $26,000 for the comparable period of the prior fiscal year. Net interest income for the first three quarters of Fiscal Year 1996 amounted to $346,000, as compared to net interest expense of $12,000 for the comparable period of the prior fiscal year. The increases are principally due to the decrease in the Company's convertible subordinated debentures outstanding and the accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarters of Fiscal Years 1996 and 1995, as well as the increase in interest rates available for the Company's invested funds in the first three quarters of Fiscal Year 1996. The Company recorded accelerated offering cost amortization of $23,000 and $64,000 in the first three quarters of Fiscal Years 1996 and 1995, respectively. The Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995, leaving no outstanding debt as of October 29, 1995.

              The Company's effective tax rate for the first three quarters of Fiscal Year 1996 is 37% versus an effective tax rate of 34% for the comparable period of the prior fiscal year. The increased effective tax rate is due to a reduced level of current tax credits available to offset income taxes on current taxable income.

              The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins, as well as increased net interest income, partially offset by a higher effective income tax rate.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective September 26, 1995. The loan agreement consists of (1) an $8 million revolving credit facility, which expires June 30, 1997, and (2) a $5 million guidance line of credit, which expires June 30, 1996. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $10.9 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the third quarter of Fiscal Year 1996. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs for Comarco Wireless Technologies, Inc. and LCTI, Inc.

              During the third quarter of Fiscal Year 1996, the Company's average days' sales in accounts receivable have remained steady from the prior fiscal year's levels, at approximately 45 days.

              Several additional key factors indicating the Company's financial condition include:

                                        October 29, 1995        January 31, 1995
                                        ----------------        ----------------
              Current ratio                         3.14                    2.66
              Working capital           $     14,293,000        $     12,394,000
              Debt to equity                           0                     .05
              Book value per share                 $4.34                   $3.74

              The Company continues to demonstrate improvements in the above financial factors during the first three quarters of fiscal year 1996, primarily due to increased operating margins from increased sales of wireless communications products.

              The  Company   has  two   significant   commitments   for  capital
              expenditures at October 29, 1995 for Comarco Wireless Technologies, Inc. and LCTI, Inc. In February 1994, the Company embarked on a multi-year software product development program in its wireless communications products business. The Company has and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. In addition, the Company is also investing in development of the next generation of Computer-Aided Software Engineering (CASE) tools for test program engineers sold by its newly acquired subsidiary, LCTI, Inc. The amounts capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $1.5 million and $1.0 million, respectively, in the first three quarters of Fiscal Year 1996.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of October 29, 1995, the Company has re-purchased and retired approximately 796,000 shares. The average price paid per share re-purchased under the program was $4.75.

              The  Company  redeemed  the  remaining   $844,000  of  outstanding
              convertible   subordinated   debentures  in  accordance  with  the
              provisions of the debenture agreement on April 15, 1995.

              On May 26, 1995, the Company was notified by the Navy that it was not successful in the Naval Air Warfare Center, China Lake contract competition. Activity on this contract substantially ended on September 30, 1995. While the Company does anticipate lower revenues and profits due to this decision, the Company does not anticipate a proportional negative impact to its liquidity or capital resources.

              The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.



PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              10.16 First Amendment to Loan Agreement dated September 26, 1995 between the Company and NationsBank of Virginia, N.A.

              10.17 Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A.

              10.18 Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A.

              ll.  Schedule of Computation of Net Income Per Share

       (b)    Reports on Form 8-K

              None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMARCO, Inc.
                              --------------------
                                  (Registrant)




December 13, 1995




                                THOMAS P. BAIRD
                      ----------------------------------------
                                Thomas P. Baird
                            Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)