Form 10-K
period 1996-01-31
COMARCO INC
filed 1996-04-29
CIK 22252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee required]

For the fiscal year ended January 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


For the transition period from                          to
                                ------------------           -----------------

Commission File Number 0-5449

                                  COMARCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             CALIFORNIA                                 95-2088894
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  22800 Savi Ranch Parkway, Suite 214
        Yorba Linda, California                              92687
- ---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

                                 (714) 282-3832
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      none


           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes      X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

            Common stock outstanding at February 29, 1996 - 4,711,209
                                     shares.
                                                  Aggregate market value of
              Class                             shares held by non-affiliates

          Common Stock...............................     $36,901,061

     The total number of shares held by non-affiliates on February 29, 1996 was 2,206,701. This number was multiplied by $14.88 per share (the closing sale price of the Common Stock on February 29, 1996 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission a definitive Proxy Statement (the "1996 Proxy Statement") relating to its 1996 Annual Meeting of Stockholders, which meeting involves the election of directors and certain related matters. The 1996 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.

                              CROSS REFERENCE SHEET

     The following table indicates the headings in the 1996 Proxy Statement under which the information required in Part III of this Form 10-K may be found.

Form
10-K
Item
 No.                       Item in Form 10-K                         Item in 1996 Proxy Statement
- ------                   ----------------------                    ---------------------------------
10.   "Directors and Executive Officers of the Registrant"......  "Election of Directors and Officers"
11.   "Executive Compensation"..................................  "Executive Compensation"
12.   "Security Ownership of Certain Beneficial Owners
        and Management".........................................  "Ownership of Securities"
13.   "Certain Relationships and Related Transactions"..........  "Executive Compensation"

     Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report on Form 10-K upon written request.

                                    PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are in paragraphs 6-8, 12-17, 20 and 34 of Business, and paragraphs 7, 11, 13 and 32 of Management's Discussion and Analysis of Results of Operations and Financial Condition.


ITEM 1.  Business

     COMARCO, Inc. and its subsidiaries (the "Company", "COMARCO", or the "registrant") is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc. Two subsidiaries, Decisions and Designs, Inc. and International Business Services, Inc., were acquired in late 1985 and early 1986. A third subsidiary, Comarco Wireless Technologies, Inc. ("Comarco Wireless"), was formed in January 1994 to further develop the Company's wireless communications products business. A fourth subsidiary, LCTI, Inc., was acquired in August 1994. LCTI develops special purpose software for military and commercial applications. A fifth subsidiary, Manufacturing Technology Training Center, Inc. (MTTC), was formed in January 1996 to further develop the Company's technology training business.

BUSINESS AREAS

     The business and major customer information provided in the Company's Consolidated Financial Statements contained in this report are incorporated herein by reference. In particular, see Note 1 of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

     The Company has historically engaged in providing support services (engineering, technical, and airport management) to agencies of the United States Government, government prime contractors, and local government agencies. During the past two years, the Company, through its subsidiary, Comarco Wireless Technologies, Inc., has invested more of its resources in developing products for the wireless communications industry. This effort has resulted in COMARCO realizing well over 50% of its operating income from this business area.

Summarized financial information by business segment for the Company's Fiscal Year 1996, which ended January 31, 1996, is as follows:

                      Wireless             Government
                   Communications        Contracting and     Corporate and Other
                      Products            Other Revenue                              Total
                --------------------------------------------------------------------------
                                          (Dollars in Thousands)

Revenues              $14,352               $55,489               $     -          $69,841
Operating income        3,709                 1,885                   (49)           5,545
Identifiable assets     4,472                 6,510                19,007           29,989

WIRELESS COMMUNICATIONS PRODUCTS
- --------------------------------

The Company's wireless communications products business is presently comprised of three product families: field measurement products, revenue assurance products and wireless applications products.

o Field measurement products provide a method for benchmarking and analyzing the performance of wireless system networks as they are perceived by customers. The field measurement product line includes the Generation II cellular survey system, the NES250 real time RF tool, the NRS network readiness system, and a new line of CDPD data survey products.

o The revenue assurance product line includes system products and services that test the integrity of cellullar carriers' billing systems.

o Wireless applications products include emergency callbox systems and wireless data telemetry systems. Emergency callbox systems are distributed through GTE with more than 18,000 units produced, of which approximately 1,000 were produced in the last year. The Cellular Data Gateway is a new wireless product that is used to transport data and is optimized for wide area applications.

Comarco Wireless Technologies' revenues increased to 20% of the Company's total revenue in Fiscal Year 1996, a 58% increase over the prior fiscal year. Operating income increased 91% year-to-year and represented 67% of Comarco's consolidated operating income for Fiscal Year 1996. Continued growth in Comarco Wireless revenues and income is predicated on a number of factors, including the continued success of the Company's product development efforts, a geographical expansion to international markets and continued acceptance of the Company's products by its customers, none of which can be assured.

PRODUCT DEVELOPMENT

As part of its product development program, the Company is continuing its software product development program in its wireless communications business. Because a common thread of technology runs through all Comarco Wireless product lines, the Company believes that it can leverage its investment and maintain the focus and concentration of its technical and marketing resources. The Company in general has been developing and continues to plan to develop products that will be compatible with all wireless communications air interfaces worldwide. This program resulted in five new product offerings during Fiscal Year 1995, and six new product releases in Fiscal Year 1996. The Company's product life cycle is estimated to be two to five years, depending on the product.

The Company plans to continue to invest substantially in product development efforts. Its products are characterized by rapidly changing technologies, evolving standards, and continuous improvements in products and services. The Company's future prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products that address new technologies and standards and meet customer needs in the wireless communications marketplace. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

As part of its product development program, the Company is continuing its software product development program in its wireless communications business. During Fiscal Year 1996 and Fiscal Year 1995, the Company capitalized approximately $1.4 million and $1.4 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Of the amounts capitalized, $1.1 million and $900,000, respectively, were amortized in Fiscal Years 1996 and 1995 against product sales in accordance with Statement 86.

In addition, during Fiscal Years 1996, 1995, and 1994, Comarco Wireless had expenditures of $1,800,000, $340,000 and $1,400,000, respectively, for research and development expenses (includes Company-sponsored software development costs prior to determination of technological feasibility) on current and anticipated products.

BACKLOG

The value of unfilled orders at Comarco Wireless as of January 31, 1996 is approximately $4.4 million, compared to $1.7 million as of January 31, 1995. The current year balance consists of $3.1 million of product orders and $1.3 million of deferred revenue for basic and extended warranty commitments. Approximately 75% of this value will result in revenue during Fiscal Year 1997. In general, most of the Company's orders are filled within months from the receipt of the order.

SEASONALITY

Comarco Wireless has experienced in each of the past three years a seasonal fluctuation in wireless communications products activity, with greater sales in the third and fourth quarters of its fiscal year and lesser amounts in the first and second quarters. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; and other competitive factors. Therefore, the nature of the wireless communications products business is inherently unpredictable and sales and profits may fluctuate significantly from quarter to quarter.

MARKETING, SALES DISTRIBUTION

Comarco Wireless maintains its own internal sales force for the marketing and sales of the Company's product offerings in the United States. The Company is establishing a network of agents and distributors for the coordination of sales activity outside of the United States. This product and geographical expansion into Europe is well underway and expansion into Asia is expected to begin in earnest in the later part of Fiscal Year 1997. This expansion overseas faces a number of inherent barriers, including: the need for export licenses; tariffs and other potential trade restrictions (including the need to be ISO9000 certified); and changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products. The Company currently has limited experience in penetrating the foreign marketplace and, therefore, companies having a presence or already doing business overseas may have an advantage.

CAPITAL REQUIREMENTS

Comarco Wireless' working capital needs primarily consist of the cost of the upfront product development effort required to expand the Company's product offerings, inventory requirements including long lead time materials, and the financing of accounts receivable, which will generally become longer upon the Company's planned geographical expansion into Europe and Asia. Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. In the event that any of its single source suppliers are unable to fulfill Company requirements or discontinue the manufacture of a key component, the Company may experience an interruption in production. The radio interface devices designed into the Company's products are key purchased components whose lack of availability could have a material adverse impact on sales and profits. Working capital requirements are expected to be financed from operations and the financial resources of the Company.

TECHNICAL REQUIREMENTS

Comarco Wireless is selling its products into a market that is growing rapidly and technological obsolescence and market timing of product introductions is critical for success. In the development of new or expanded product offerings, the Company's access to the technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products. The inability to obtain the technical designs on a timely basis will have a direct impact on product design and schedule and could have a material adverse effect on the Company's business, operating results, and financial condition.

EMPLOYEES

As of April 1, 1996, Comarco Wireless employed approximately 60 employees. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the development of new products. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business, operating results, and financial condition. Recognizing this reality, the Company has instituted a long-term incentive stock option plan for key Comarco Wireless employees, whereby they will directly participate in the success of Comarco Wireless (see Note 12 of the Notes to Consolidated Financial Statements). The Company obtains its employees through a variety of means including advertisements, engineering recruiters, and engineering temporary help firms.

COMPETITION

Comarco Wireless competes in a small niche (field measurement equipment) of the wireless communications marketplace and believes it may be the domestic market leader for most of its products. The business is competitive and there are other companies, many of which are larger and have greater financial resources, who provide or could provide the same type of products. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. The Company believes there are companies that provide or have the ability to provide the products the Company is planning for overseas users. Also, companies having a presence or already doing business overseas may have an advantage in knowing how to penetrate those markets. There can be no assurance that the Company will be able to compete successfully in the future.

PROPRIETARY INFORMATION

The Company has one patent for its small power adapter for portable computing devices. However, the Company currently relies primarily on a combination of trade secrets, copyrights, trademarks, and contractual rights to protect its intellectual property in the wireless products area. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third-party development of its technology. In addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.


GOVERNMENT CONTRACTING AND OTHER REVENUE
- ----------------------------------------

These services are primarily in the fields of:

o    Information Technologies
o    Intelligent Instrumentation and Automated Test Systems
o    Ordnance and Weapon Systems Engineering Services
o    Airport Management Services
o    Manufacturing Training

     Approximately $55.5 million or 80% of the Company's revenues for the fiscal year ended January 31, 1996, were derived from contracts and subcontracts for such services. In particular, $7.5 million or 11% of the Company's revenues was from a multi-year contract with the Naval Air Warfare Center, China Lake, California. The Company provided services to this organization and its predecessors for 30 years, and the Company's contract expired on November 30, 1995 and will not generate any revenue in Fiscal Year 1997. The loss of this contract required the Company to reduce its indirect organization supporting this business area in Fiscal Year 1997.

INFORMATION TECHNOLOGIES

The Company specializes in the application of information technologies to support agencies of the U.S. Department of Defense. This includes:

o Creating and operating computer-based environments that simulate, emulate, and stimulate communications and target computer-based systems.

o Designing, building, and employing instrumentation for testing information systems.

o    Designing,   engineering,    integrating,   testing,   administering,   and
     maintaining local- and wide-area network and office automation systems.

o    Designing, populating, and maintaining complex databases.

o Specifying, developing, testing, integrating, and supporting communications protocols, links, and application software.

o Developing and employing data reduction and analysis techniques and records management systems, including image processing systems.

The Company also designs, specifies, acquires, integrates, tests, installs, operates, and maintains systems for its customers' uses.

Intelligent Instrumentation and Automated Test Systems

The  Company  also   specializes   in  the   development   and   application  of
computer-based test instruments and automated test systems with particular focus on:

o    Interoperability testing of communications and information systems;

o Developmental and operational testing of C4I, ordnance, tactical weapon and data systems; and o Automated Test Systems (ATS).

The  Company   provides   engineering   and  testing   support  to  assure  that
communications and computer-based systems interoperate effectively and reliably.

The Company provides design and fabrication of special purpose test support hardware such as missile launchers, missile guidance and control interface electronics, and gun system platforms.

Through the Company's software products business and its LEXSYSTM product line, it offers computer-aided software engineering tools for engineering of computer-based test program sets (TPSs) and related documentation. We also apply ATS to develop test program sets (TPSs) and interface devices (IDs) for operational performance verification and failure diagnosis of mission-critical electronic assemblies and subassemblies.

ORDNANCE AND WEAPON SYSTEMS ENGINEERING SERVICES

The Company offers U.S. military customers a variety of specialized engineering services applicable to ordnance and weaponry, including:

o System engineering for complex C4I, ordnance, weapon and weapon-platform integration concepts.

o Design and test engineering of embedded computers, avionics, software, lasers, optics, seekers, guidance and control systems, interior and exterior ballistics, airframes, electronics, energetic materials, propulsion, warheads, fuses, and insensitive munitions.

o    Quality   assurance,   reliability,    maintainability,    system   safety,
     producibility, logistics, and standard engineering.

o Documentation, CAD/CAE (CALS and EDMICS compliant), configuration and data management, and records archiving and management services.

The Company is providing environmental and safety engineering including:

o    Pollution prevention studies

o    Evaluation of site developments for environmental compliance

o Air, water, and soil sampling and analysis o Waste system analysis o Permit renewal preparation o Other environmental support

Current customers for information technologies, intelligent instrumentation and automated test systems and ordnance and weapons systems engineering services include agencies of the U.S. Government and government prime contractors.

AIRPORT MANAGEMENT SERVICES

The Company provides airport management services for local government agencies. In Fiscal Year 1996, the Company had two contracts supporting the Metropolitan Washington Airports Authority at Washington National Airport. In addition, the Company has a long-term contract to manage five general aviation airports in Los Angeles County. Support in this area inludes managing airport operations, ground transportation services, computerized revenue collection, and general management support functions. Business in this area also includes a contract to provide management support to Los Angeles County's Fleet Maintenance Program of approximately 4,000 County vehicles.

MANUFACTURING TRAINING

Created under a Cooperative Research and Development Agreement (CRADA) with the Navy, the Company's subsidiary, MTTC, operates a school to provide training in world-class electronics manufacturing. Specializing in both manual and automated electronics interconnection methods, the Company offers certification and operator training in accordance with the commercial standard, IPC A-610. The Company is currently one of three authorized IPC electronics manufacturing training centers in the country.

SOFTWARE DEVELOPMENT

The Company, through its software products business, develops software CASE (Computer-Aided Software Engineering) tools, that increase software engineering productivity for developers of government test programs. The main customers in this area are the U.S. Government and government prime contractors. The Company is currently repositioning its LEXSYSTM product line, and in Fiscal Year 1996 and 1995 the Company capitalized approximately $512,000 and $237,000 respectively, of software product development costs in accordance with Statement of Financial Accounting Standards Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amounts amortized were $118,000 and $21,000 for Fiscal Year 1996 and 1995 respectively. In addition, during Fiscal Year 1996 and 1995, the Company had expenditures of $987,000 and $180,000 respectively, for research and development expenses (includes company-sponsored software product development costs prior to determination of technological feasibility) in this business area.

BACKLOG

     The Company's backlog from Government contracting and other revenue believed to be firm as of January 31, 1996 was $31 million, compared to $43 million as of January 31, 1995. The primary reason for the decrease year-to-year is due to the completion of the contract with the Naval Air Warfare Center, China Lake, California, as well as the fact that the Company had no other major contract recompetitions during Fiscal Year 1996. The source of backlog is primarily contracts with the U.S. and local governments. Government contracts normally have a base and option periods totalling three to five years in duration. In many instances, government entities must issue work orders, delivery orders, or task orders prior to the Company commencing work. These entities have the discretion to terminate any contract at their convenience, and are normally obligated only to pay for costs incurred to date under a contract. In addition, these entities may elect to remove funding previously attached to a contract. Many of the Company's contracts are multi-year, with options to provide services for additional periods of time. There can be no assurances that the government entities will exercise the options, will not withdraw funds already committed, nor that the entities will fund the unfunded portions of the Company's contracts. It is estimated that more than 99% of the firm backlog will be realized in Fiscal Year 1997.

GOVERNMENT CONTRACTS

     The majority of the Company's total revenues (approximately 51% in FY96, 58% in FY95, and 62% in FY94) were derived from contracts with the United States Government, principally agencies of the Department of Defense. A significant portion of the Company's revenue (29%) is derived from contracts with the U.S. Navy. Should changes in procurement policies or reductions in government expenditures occur, revenue and the income of the Company could be adversely affected (see Management's Discussion and Analysis of Results of Operations and Financial Condition). The Company's government contracts business is not seasonal; however variations may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. In the course of the Company's business, its contracts are periodically opened for competition. Currently, 29% of the Company's Fiscal Year 1996 Government contracting and other revenues (after exclusion of the China Lake contract) are in recompetition or are planned for recompetition in Fiscal Year 1997. In addition, the Company's contract with the Naval Air Warfare Center, China Lake, California, which represented 11% of the Company's Fiscal Year 1996 revenues, ran through November 1995 and will not generate any revenue in Fiscal Year 1997. The Company plans to aggressively compete for its existing work and selectively pursue other high value Government procurements. As of April 1996, the Company has outstanding proposals valued at approximately $200 million for recompetition or new efforts with Governmental agencies. There can be no assurance that the Company will be selected and awarded work under these outstanding proposals.

COMPETITION

     In excess of 95% of the Company's Government contracting and other revenue business is awarded through competitive procurements. Government contracting services industries consist of thousands of companies, many of which are larger and have greater financial resources than the Company, who can provide the same type of services. The business is highly competitive. The Company obtains much of its business on the basis of submitted proposals to new and existing customers. Competition generally centers on price, past performance, technical capability, management plan, and personnel. There is no single company that competes directly with the Company on all of the Company's services and products.

PROPRIETARY INFORMATION

     The United States Government has certain proprietary rights in software programs and products developed by the Company in its performance of government contracts.

EMPLOYEES

     As of April 1, 1996, the Company employed approximately 700 employees, of which 640 were part of the Government contracting business area. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. Approximately 45 of the Company's employees are represented by the International Brotherhood of Teamsters and are covered by a collective bargaining agreement. In addition, the Company has entered negotiations with the International Brotherhood of Teamsters concerning a collective bargaining agreement for approximately 40 more of the Company's employees.


ITEM 2.  Properties

     The Company's principal facilities on January 31, 1996, aggregating approximately 77,000 square feet, are located in the cities of Yorba Linda, Irvine, Camarillo, and Ridgecrest, California; Vienna and Petersburg, Virginia; Sierra Vista, Arizona; Warner Robins, Georgia; Bloomfield and Indianapolis,
Indiana; and Gaithersburg, Maryland, and are occupied under leases expiring prior to Fiscal Year 2002. With the exception of a 6,000 square foot area used for light manufacturing, all facilities are used for office space. The Company's aggregate annual rent during Fiscal Year 1996 was approximately $1.2 million. The aggregate annual rent in the year ending January 31, 1997 is expected to be approximately $900,000. Management believes that all facilities currently occupied by the Company provide sufficient space for the Company's present needs, and that suitable additional space will be available, if needed. Comarco Wireless operates from a single-site manufacturing operation. Any material disruption, whether due to fire, natural disaster, or otherwise, could have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM 3.  Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company. In particular, see Note 18 of the Notes to Consolidated Financial Statements.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

ITEM 5.  Market for the Company's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market under the NASDAQ symbol CMRO. The following table sets forth the range of high and low closing prices in the NASDAQ National Market System for the Common Stock for the periods indicated, as reported by the National Quotation Bureau Incorporated. Prices represent actual reported sale prices.

                          Fiscal Years Ended January 31

                                                               Price
                                                      ------------------------
                                                        High           Low
                                                      ---------      ---------
1996
   First Quarter.................................     $ 11.50        $  8.13
   Second Quarter................................       11.75           8.88
   Third Quarter.................................       11.63           8.88
   Fourth Quarter................................       15.75           9.88
1995
   First Quarter.................................     $  5.13        $  4.56
   Second Quarter................................        5.75           4.88
   Third Quarter.................................        6.88           4.63
   Fourth Quarter................................        9.63           6.50

     The Company had approximately 722 shareholders of record on February 29, 1996.

     The terms of the Company's current bank loan agreement limit the payment of dividends under certain circumstances. The Company anticipates that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in the Company's business and for stock repurchases.

ITEM 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                (Figures in thousands, except per share amounts)


                                                                    Years Ended January 31,
                                             -----------------------------------------------------------------------

                                                  1996          1995           1994          1993           1992
                                             -------------  ------------  -------------  ------------  -------------
Revenues:
   Contract revenues......................   $    54,278    $    58,796   $    59,500    $    79,051   $    80,333
   Product sales..........................        15,563          9,520         6,808          5,655            --
                                             -------------  ------------  -------------  ------------  -------------
                                                  69,841         68,316        66,308         84,706        80,333
                                             -------------  ------------  -------------  ------------  -------------
Direct costs:
   Contract costs.........................        36,540         39,271        39,553         53,188        51,272
   Cost of product sales..................         6,644          5,388         3,764          3,320            --
                                             -------------  ------------  -------------  ------------  -------------

                                                  43,184         44,659        43,317         56,508        51,272

Indirect costs............................        21,112         18,652        19,628         23,856        25,096
                                             -------------  ------------  -------------  ------------  -------------
                                                  64,296         63,311        62,945         80,364        76,368
                                             -------------  ------------  -------------  ------------  -------------

Operating income .........................         5,545          5,005         3,363          4,342         3,965
Interest expense..........................            44            231           333            436           482
Interest income...........................           541            298           349            284           123
                                             -------------  ------------  -------------  ------------  -------------

Income before income taxes and
   extraordinary item.....................         6,042          5,072         3,379          4,190         3,606

Income tax expense .......................         2,157          1,743           980            922           900
                                             -------------  ------------  -------------  ------------  -------------

Income before extraordinary item..........         3,885          3,329         2,399          3,268         2,706
Extraordinary item - gain on extinguishment
   of subordinated debentures, net of
   income tax expense.....................            --             --            --              4            26
                                             -------------  ------------  -------------  ------------  -------------
Net income ...............................   $     3,885    $     3,329   $     2,399    $     3,272   $     2,732
                                             =============  ============  =============  ============  =============
Earnings per share:
   Primary:
     Before extraordinary item............   $       .75    $       .68   $       .45    $       .60   $       .50
     Extraordinary item...................            --             --            --             --           .01
                                             -------------  ------------  -------------  ------------  -------------
     Net income...........................   $       .75    $       .68   $       .45    $       .60   $       .51
                                             =============  ============  =============  ============  =============
   Fully diluted:
     Before extraordinary item............   $       .73    $       .66   $       .45    $       .60   $       .49
     Extraordinary item...................            --             --            --             --           .01
                                             -------------  ------------  -------------  ------------  -------------
     Net income...........................   $       .73    $       .66   $       .45    $       .60   $       .50
                                             =============  ============  =============  ============  =============


Dividends declared per share..............          None           None          None           None          None

                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                          January 31,
                                             -----------------------------------------------------------------------

                                                 1996          1995           1994          1993           1992
                                             -------------  ------------  -------------  ------------  -------------

Working capital ..........................   $    16,049    $    12,394   $    14,879    $    13,829   $    11,503
Total assets..............................        29,989         25,810        24,891         25,147        23,598
Borrowings under bank line of credit......            --             --            --             --           ---
Long-term debt, including current
   maturities (1).........................           ---            844         2,984          3,384         4,293
Stockholders' equity .....................        21,738         17,203        15,144         14,406        11,216

==================

(1) Includes Convertible Subordinated Debentures of $844,000 at January 31, 1995, $2,984,000 at January 31, 1994, $3,384,000 at January 31, 1993, and
     $4,293,000 at January 31, 1992.


ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     The following tables set forth, for the periods indicated, the percentage which certain items in the Consolidated Statements of Income bear to revenues, and the percentage change from period to period of these items:


Percentage of Revenues

                                              Years Ended January 31,
                                     -------------------------------------------
                                         1996            1995           1994
                                     -------------   -------------  ------------
Revenues..........................      100.0%          100.0%         100.0%
Operating income..................        7.9             7.3            5.1
Interest expense..................         .1              .3             .5
Interest income...................         .8              .4             .5
Income tax expense................        3.0             2.6            1.5
Net income........................        5.6             4.9            3.6

Percentage Increase (Decrease)

                                           Years Ended January 31,
                                     -------------------------------------

                                       1996-1995             1995-1994
                                     ---------------       ---------------

Revenues..........................         2.2%                  3.0%
Operating income..................        10.8                  48.8
Interest expense..................       (81.0)                (30.6)
Interest income...................        81.5                 (14.6)
Income tax expense................        23.8                  77.9
Net income........................        16.7                  38.8

FISCAL YEAR ENDED JANUARY 31, 1996 COMPARED TO FISCAL YEAR ENDED
JANUARY 31, 1995


The Company is involved in two distinct business areas: development and manufacture of wireless communications products; and providing Government contracting services primarily to government entities.

Fiscal Year 1996 revenues totaled $69.8 million, up 2% from the prior year. Increased year-to-year revenue is primarily due to:

o sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular telephone companies,

o    increased   efforts  providing  testing  of  C4I  systems  and  field  test instrumentation for the U.S. Armed Forces at various locations, and

o increased efforts in support of the Naval Surface Warfare Center at Crane, Indiana; partially offset by:

o substantial completion as of September 30, 1995, of the Company's contract with the Naval Air Warfare Center ("NAWC") at China Lake, California, and

o reduction in activity as a subcontractor in support of the Army's Software Development Center at Ft. Lee, Virginia.

 Wireless Communications Products

 Wireless communications products revenues increased 58% to $14.4 million for Fiscal Year 1996 from $9.1 million for Fiscal Year 1995. Wireless communications products revenues comprised approximately 20.5% of total Company revenues during Fiscal Year 1996, up from 13.3% in the prior fiscal year. This increase is due to increased sales of the Company's network evaluation and revenue assurance systems to major cellular telephone carriers. During the year the Company continued to broaden its product line with the introduction of its second generation of field measurement equipment, including products supporting the AMPS, TDMA, NAMPS, ETACS and GSM air interfaces. Revenues from sales of callboxes were minimal during Fiscal Year 1996 as states other than California have not yet progressed past the field testing stage of these units.

 Operating income from wireless communications products increased 91% year-to-year, comprising 67% of Comarco's total operating income for Fiscal Year 1996. Summary operating results for Comarco Wireless Technologies, Inc, the Company's wireless communications products subsidiary, are as follows:

                                     January 31,              January 31,
                                        1996                     1995
                                  -------------------------------------------
  Revenues.................        $   14,352,000           $    9,089,000
  Cost of products sold....             5,679,000                4,882,000
                                   ------------------       -----------------

  Gross margin.............             8,673,000                4,207,000
  Percentage ..............                 60.4%                    46.3%

  Indirect costs*..........             4,964,000                2,264,000
                                    ------------------       ----------------
  Operating income.........         $   3,709,000            $   1,943,000
                                    ==================       ================

 *Indirect costs include selling, general and administrative expenses, as well as research and development expenses.

 The increased gross margin percentage is due to the incremental benefit of spreading the fixed costs of operations over a larger activity base and the ability to obtain economic order buys on component materials.

 The increase in indirect costs, excluding research and development expenses, are in line with the increase in revenues. Research and development expense totaled $1.8 million during Fiscal Year 1996, compared to $340,000 in the prior fiscal year. The substantial increase year-to-year is due to a concerted effort by the Company in Fiscal Year 1996, to accelerate the expansion of both its product development program and its efforts to upgrade its existing product line. The Company continues to view the next few years as a window of opportunity to expand its product line to take advantage of the worldwide growth in this market. The Company plans to continue to invest heavily in new product development. There can be no assurance that the Company will be successful in generating future revenues from such development efforts.

 Operating income increased 91% to $3.7 million in Fiscal Year 1996 from $1.9 million in the prior fiscal year. Operating income as a percentage of revenues is 25.8% for Fiscal Year 1996, compared to 21.4% for the comparable prior period. The increase is due to the improvement in gross margin percentage noted above, which was partially offset by an increase in indirect costs, as discussed above.

 As part of its product development program, the Company is continuing its software product development program in it wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized and amortized $1.4 million and $1.1 million, respectively, during Fiscal Year 1996. The Company capitalized and amortized $1.4 million and $900,000 in Fiscal Year 1995, respectively. These amounts are in addition to the research and development expense discussed above.

 The Company's orders for wireless communications products totaled $17.1 million for Fiscal Year 1996, up from $9.6 million during Fiscal Year 1995. The value of unfilled orders at January 31, 1996 totaled $3.1 million. An additional $1.3 million of deferred revenue has been recorded for anticipated customer warranty obligations.

 The Company has experienced fluctuations in wireless communications products activity in each of the past three years, with greater sales in the second half of its fiscal year and lesser amounts in the first half. This trend may or may not continue as the Company broadens its product offerings. The nature of the wireless communications products business is inherently less predictable (than the Company's traditional Government contracting business) as the Company will normally not have a significant amount of unfilled orders at the end of a period. Therefore, sales levels and profits are more difficult to predict and may fluctuate significantly from quarter to quarter.

 Government Contracting and Other Revenue

 Revenues provided by the Company's traditional Government contracting services business area decreased from $59.2 million in Fiscal Year 1995 to $55.5 million in Fiscal Year 1996. Revenues for Government contracting services for Fiscal Year 1996 comprised 80% of the Company's total revenues compared with 87% in the prior year. This decrease is primarily due to the reduced activity in the Company's contracts with the Naval Air Warfare Center at China Lake, California and the Army's Software Development Center at Ft. Lee, Virginia. The China Lake contract substantially ended on September 30, 1995 and accounted for approximately 11% of the Company's total revenues and approximately 14% of total Government contracting revenues during Fiscal Year 1996 and will not generate any revenue in Fiscal Year 1997. This contract also accounted for approximately 11% of the Company's total operating income and approximately 21% of total Government contracting operating income during Fiscal Year 1996. The loss of this contract required the Company to reduce the indirect organization supporting this business in line with the reduced revenue base.

 Sales to the U.S. Government as well as to government prime contractors were 43% and 51% of the Company's total revenue during the fourth quarter and the fiscal year ended January 31, 1996, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. Approximately 29% of the Company's current Government contracting services revenues will either end or will be open for competition during Fiscal Year 1997. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value
 Government procurements. As of April 1996, the Company has outstanding proposals valued at approximately $200 million for recompetition or new efforts with Government agencies. There can be no assurance that the Company will be selected and awarded the work associated with these outstanding proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the Governmental agencies will exercise any options.

 Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for Government contracting services is down 37% year-to-year from $3.0 million in Fiscal Year 1995 to $1.9 million in Fiscal Year 1996. The reduced operating income is primarily due to the operating loss of $1.1 million incurred by the Company's software products line in Fiscal Year 1996. The operating loss is due to a concerted effort on the Company's part to complete a comprehensive repositioning of the CASE tool products. Because the project took longer and cost more than anticipated, the Company believes sales were delayed awaiting the release of new product. The upgraded product was released on February 29, 1996. In addition to completing the project, the Company took other steps to reorganize this product line during the latter part of Fiscal Year 1996 including having this software products group report to the government business organization.

 Net interest income (interest income, less amortization of offering costs and interest expense) for Fiscal Year 1996 totaled $497,000 compared to $67,000 for the prior fiscal year. The increase is principally due to the retirement of the Company's remaining convertible subordinated debentures and accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarters of Fiscal Years 1996 and 1995, as well as higher available investable balances year-to-year. The Company recorded accelerated offering cost amortization of $23,000 and $64,000 in Fiscal Years 1996 and 1995, respectively. The Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995, leaving no outstanding debt as of January 31, 1996.

 The Company's effective tax rate is 35.7% for Fiscal Year 1996 versus 34.4% for the previous fiscal year. The increased effective tax rate is due to a reduced level of current tax credits available to offset income taxes on current taxable income.

 The overall increase in net income from the prior year is primarily due to the significant increase in sales of wireless communications products at a higher operating income margin and increased investment net earnings, partially offset by the operating loss incurred by the Company's software products business and a higher effective income tax rate.

 New Accounting Standards

 In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the asset's carrying amount and its fair market value. The Company is required to adopt Statement 121 as of February 1, 1996. In the opinion of Company management, the adoption of Statement 121 will not have a material impact on the Company's financial condition or results of operations.

 In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation of employees, including common stock options. Statement 123 requires a fair value based method of accounting for stock-based compensation to individuals other than employees. The Company currently intends to continue recording stock-based compensation to employees under the intrinsic value method and does not intend to adopt the fair value based method of accounting for stock-based compensation to employees as permitted by Statement 123. Certain pro forma disclosures will be required in the Company's financial statements for the year ending January 31, 1997 as if the fair value based method had been adopted.

Fiscal Year Ended  January 31,  1995  Compared to Fiscal Year Ended  January 31,
1994

The Company is involved in two distinct business areas: development and manufacture of wireless communications products; and providing Government contracting services primarily to government entities.

Fiscal Year 1995 revenues totaled $68.3 million, up 3% from the prior year. Increased year-to-year revenue is primarily due to:

o sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular carriers,

o    increased   efforts  providing  testing  of  C4I  systems  and  field  test instrumentation as part of joint ventures at the Joint Interoperability Test Command, Ft. Huachuca, Arizona, and the Test and Experimentation Command, Ft. Hood and Ft. Bliss, Texas, and

o    increased   activity   providing   airport   management   services  to  the
     Metropolitan Washington Airports Authority at Washington National Airport;

partially offset by:

o reduction in activity in support of the Naval Air Warfare Centers at China Lake, California and Point Mugu, California, and

o reduction in activity in support of the Army's Software Development Center at Ft. Lee, Virginia.

 In August 1994, the Company was notified that it was not selected in the contract competition with the Naval Air Warfare Center ("NAWC") at China Lake, California. The Company and two other companies submitted protests to their elimination from the recompetition. Based on these protests, the Navy reinstated all of the protesting companies, including COMARCO, to the competition. The Navy issued an extension on the Company's contract to continue work at the Naval Air Warfare Center at China Lake through May 1995, with an option to extend through September 1995. The Company's current contract in this location accounted for approximately 18% of the Company's revenues in Fiscal Year 1995 and 15% of the Company's Fiscal Year 1995 fourth quarter revenues. Since most of the costs associated with this contract are directly attributable to the contract, the Company currently anticipates that there will be few residual costs not reimbursed by the customer. If the Company is not successful in the recompetition of this contract, it will have a material adverse effect on operations which will require appropriate organizational changes and cost reduction efforts.

 Wireless Communications Products

 Wireless communications products revenues increased to $9.1 million for Fiscal Year 1995, up 34% from $6.8 million in the prior fiscal year. This increase is due to increased sales of the Company's network evaluation and revenue assurance systems to major cellular telephone carriers. Revenues from sales of callboxes were minimal during Fiscal Year 1995, as states other than California were only at the field testing stage of these units. If these other states move forward and select the Company's units, production of units may return in Fiscal Year 1996, although there can be no assurance that production will resume.

 In accordance with Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized and amortized $1.4 million and $.9 million, respectively, of software product development costs related to wireless communications products during Fiscal Year 1995. Orders for wireless communications products increased to $9.6 million during Fiscal Year 1995, as compared to orders of $5.8 million received during Fiscal Year 1994. The value of unfilled orders at January 31, 1995 totaled $1.7 million.

 Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) from wireless communications products increased by 155% to $1.9 million for Fiscal Year 1995 from $.8 million in the prior year. Operating income as a percentage of revenue for Wireless Communication products improved to 21.4% of revenue in Fiscal Year 1995 from 11.2% in Fiscal Year 1994. The increased operating income margin is due to the impact of spreading the fixed costs of this operation over a larger revenue base.

 Government Contracting and Other Revenues

 The Company's traditional business of providing engineering services to the U.S. Government and other government entities declined to 87% of the Company's revenues in Fiscal Year 1995 from 90% and 93% in Fiscal Years 1994 and 1993, respectively. The Company experienced a decline in defense-related activity of approximately 4% during Fiscal Year 1995. The Company anticipates that continued Government budgetary pressures will result in continued erosion in Fiscal Year 1996. The Company's contract at the Naval Air Warfare Center in China Lake, California, which has a current expiration date including options of September 1995, has experienced a decrease in activity of approximately 17% from last fiscal year. This decrease in revenue is due to a reduction in Government funding available for projects at the Naval Air Warfare Center. Notwithstanding this decline in revenue, the Company's performance grades on many government contracts, including the contract at the Naval Air Warfare Center, China Lake, California, which determine the percentage of profit the Company receives on the contracts, have steadily improved. Except as noted above, the Company's other defense-related activity has been steady during Fiscal Year 1995.

 In the course of the Company's business, its government contracts are periodically opened for competition. The Company's contracts with the Naval Air Warfare Centers in China Lake and Point Mugu, California are currently under a combined recompetition that includes these two contracts plus a number of other companies' contracts. These two contracts accounted for approximately 22% of the Company's revenues in Fiscal Year 1995. An award decision is expected during the summer of 1995. There can be no assurance that the Company will be selected in this recompetition. If the Company is not successful, it will have a material adverse effect on operations that will require appropriate organizational changes and cost reduction efforts.

 Operating income (revenues less direct cost, indirect costs and depreciation and amortization) remained level at $3 million or 5% operating income as a percentage or revenue, on the same amount of revenues year-to-year. Operations income for defense-related activity declined in line with the reduction in revenue, while, airport management operating income increased due to increased operating efficiences from its contract to manage the five general aviation airports in Los Angeles County, California.

 The Company recorded net interest income for Fiscal Year 1995 of $67,000, versus net interest income of $16,000 from the prior fiscal year. The increase is due to a continued reduction in debt and the Company's ability to make short-term investments on a regular basis in the current year, resulting in interest income. The Company's only indebtedness at January 31, 1995 is its convertible subordinated debentures, which totaled $844,000, down from $3.0 million at January 31, 1994. The Company has elected to redeem the remaining outstanding balance of $844,000 of the debentures at par on April 15, 1995, in accordance with the provisions of the debenture agreement.

 The Company's effective tax rate is 34.4% for Fiscal Year 1995 versus 29% for the previous fiscal year. The increased effective tax rate is due to a reduced level of current tax credits available to offset income taxes on current taxable income.

 The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins partially offset by a higher effective income tax rate.

 Liability and Capital Resources

 The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective September 26, 1995. The loan agreement consists of
 (1) an $8 million  revolving credit facility,  which expires June 30, 1997, and
 (2) a $5 million guidance line of credit, which expires June 30, 1996. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $13.3 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the fourth quarter of Fiscal Year 1996. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs.

 During the fourth quarter of Fiscal Year 1996, the Company's average days' sales in accounts receivable have remained steady from the prior fiscal year's levels, at approximately 42 days.

 Several additional key factors indicating the Company's financial condition include:

                                               January 31,       January 31,
                                                  1996              1995
                                            ---------------   ----------------
  Current Ratio...........................          3.09              2.66
  Working Capital.........................  $ 16,049,000      $ 12,394,000
  Debt to equity ratio....................             0               .05
  Book value per share....................  $       4.62      $       3.74

 The Company continues to demonstrate improvements in the above financial factors during Fiscal Year 1996, primarily due to increased operating margins from increased sales of wireless communications products.

 The Company has a significant commitment for capital expenditures at January 31, 1996 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in accordance with Financial Accounting Standard No 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $1.9 million and $1.2 million, respectively, in Fiscal Year 1996.

 The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of January 31, 1996, the Company has repurchased and retired approximately 796,000 shares. The average price paid per share re-purchased under the program was $4.75.

 The  Company  redeemed  the  remaining  $844,000  of  outstanding   convertible
 subordinated debentures in accordance with the provisions of the debenture agreement on April 15, 1995.

 The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company. In particular, see Note 18 of the Notes to Consolidated Financial Statements.

 The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                    --------
Independent Auditors' Report.......................................... 18
Financial Statements:
     Consolidated Balance Sheets, January 31, 1996
       and 1995....................................................... 19
     Consolidated Statements of Income, Years Ended
       January 31, 1996, 1995, and 1994............................... 20
     Consolidated Statements of Cash Flows, Years
       Ended January 31, 1996, 1995, and 1994......................... 21
     Notes to Consolidated Financial Statements....................... 22
Financial Statement Schedule:
     VIII  Reserves, Years Ended January 31, 1996,
       1995, and 1994................................................. 40

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
COMARCO, Inc.:

     We have audited the consolidated financial statements of COMARCO, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMARCO, Inc. and Subsidiaries as of January 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG PEAT MARWICK LLP


McLean, Virginia
March 29, 1996

                         COMARCO, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                            January 31,
                                                                  ---------------------------------

                                                                      1996               1995
                                                                  -------------      --------------
Current assets:
   Cash and cash equivalents...................................   $     11,801       $      7,968
   Short-term investments......................................          2,657              1,939
   Accounts receivable, net....................................          7,335              8,703
   Inventory...................................................          1,361                535
   Other current assets........................................            573                703
                                                                  -------------      --------------
     Total current assets......................................         23,727             19,848

Long-term investments..........................................            841              1,023

Property and equipment, net....................................          1,174                970
Software development costs, net................................          1,401                676

Intangible assets, net.........................................          2,578              3,011
Other assets...................................................            268                282
                                                                  -------------      --------------
                                                                  $     29,989       $     25,810
                                                                  =============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................................   $        547       $        616
   Deferred revenue............................................          1,410              1,044
   Accrued liabilities.........................................          5,721              5,794
                                                                  -------------      --------------

     Total current liabilities.................................          7,678              7,454

Convertible subordinated debentures............................             -                 844
Deferred income taxes..........................................            573                309

Stockholders' equity:
   Common stock, $.10 par value, 33,705,000 shares
     authorized; shares outstanding of 4,707,709
     in 1996 and 4,602,009 in 1995.............................            471                460
   Paid-in capital.............................................          3,883              3,244
   Retained earnings...........................................         17,384             13,499
                                                                  -------------      --------------

     Total stockholders' equity................................         21,738             17,203

Commitments and contingencies (Notes  13 and 18)
                                                                  =============      ==============
                                                                  $     29,989       $     25,810
                                                                  =============      ==============

           See accompanying notes to consolidated financial statements

                         COMARCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)


                                                            Years Ended January 31,
                                         -----------------------------------------------------

                                              1996                1995               1994
                                         -------------       -------------      --------------

Revenues:
   Contract revenues..................   $    54,278         $    58,796        $    59,500
   Product sales......................        15,563               9,520              6,808
                                         -------------       -------------      --------------
                                              69,841              68,316             66,308
                                         -------------       -------------      --------------
Direct costs:
   Contract costs.....................        36,540              39,271             39,553
   Cost of product sales..............         6,644               5,388              3,764
                                         -------------       -------------      --------------

                                              43,184              44,659             43,317
Indirect costs........................        21,112              18,652             19,628
                                         -------------       -------------      --------------

                                              64,296              63,311             62,945
                                         -------------       -------------      --------------

Operating income......................         5,545               5,005              3,363
Interest expense......................            44                 231                333
Interest income.......................           541                 298                349
                                         -------------       -------------      --------------

Income before income taxes............         6,042               5,072              3,379
Income tax expense....................         2,157               1,743                980
                                         -------------       -------------      --------------

Net income............................   $     3,885         $     3,329        $     2,399
                                         =============       =============      ==============

Earnings per common share:
   Primary:
     Net income.......................   $       .75         $       .68        $       .45
                                         =============       =============      ==============
   Fully diluted:
     Net income.......................   $       .73         $       .66        $       .45
                                         =============       =============      ==============

           See accompanying notes to consolidated financial statements

                         COMARCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                             Years Ended January 31,
                                                               -----------------------------------------------------

                                                                   1996                1995               1994
                                                               -------------       -------------      --------------
Cash flows from operating activities:
   Net income...............................................   $     3,885         $     3,329        $     2,399
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on disposal of property and equipment...........           (26)                ---                 (7)
       Depreciation and amortization........................         2,117               1,728                716
       Provision for doubtful accounts receivable...........            30                  12                 18
       Deferred income taxes................................           247                  83                 65
       Changes in  operating  assets and  liabilities,  net
        of effects  from the purchase of LCTI:
         Increases in investments...........................          (357)                ---                ---
         Decrease (increase) in accounts receivable.........         1,338                 513               (190)
         Increase in inventory..............................          (826)                (71)              (213)
         Decrease (increase) in other current assets........           147                 130               (246)
         Decrease in other assets...........................            14                  86                108
         Decrease in accounts payable.......................           (69)               (215)              (297)
         Increase in deferred revenue.......................           366                 442                602
         Increase (decrease) in accrued liabilities.........           (73)                 47               (700)
                                                               -------------       -------------      --------------
   Net cash provided by operating activities................         6,793               6,084              2,255

Cash flows from investing activities:
   Purchases of investments.................................        (1,903)             (3,038)               ---

   Proceeds from sales of investments.......................         1,724                  76                ---

   Purchases of property and equipment......................          (740)               (558)              (461)

   Proceeds from sale of property and equipment.............            53                   1                 27

   Software development costs...............................        (1,900)             (1,597)               ---

   Cost of acquisition of LCTI, net of cash acquired........            --                 (65)               ---
                                                               -------------       -------------      --------------

   Net cash used in investing activities....................        (2,766)             (5,181)              (434)

Cash flows from financing activities:
   Principal payments on long-term debt.....................            --                (821)               ---

   Purchase of convertible subordinated debentures..........          (844)             (2,140)              (400)

   Proceeds from issuance of common stock,
     including tax benefit..................................           650                 122                221
   Purchase of common stock.................................            --              (1,392)            (1,882)
                                                               -------------       -------------      --------------
   Net cash used in financing activities....................          (194)             (4,231)            (2,061)
                                                               -------------       -------------      --------------

Net increase (decrease) in cash and cash equivalents........         3,833              (3,328)              (240)

Cash and cash equivalents, beginning of year................         7,968              11,296             11,536
                                                               -------------       -------------      --------------

Cash and cash equivalents, end of year......................   $    11,801         $     7,968        $    11,296
                                                               =============       =============      ==============

           See accompanying notes to consolidated financial statements

                         COMARCO, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       JANUARY 31, 1996 AND 1995 AND 1994


1.   Significant Accounting Policies

     a. The Company--COMARCO, Inc. and its subsidiaries' (the "Company") traditional business area consists of providing a broad range of support services to agencies of the United States Government, government prime contractors, and local governments, primarily in the fields of information technologies; intelligent instrumentation and automated test systems; ordnance and weapon system engineering services; airport management services; and manufacturing training. The Company, operating in a newer business area through one of its subsidiaries, Comarco Wireless Technologies, Inc., designs and develops products for the wireless communications industry. Sales to the United States Government and government prime contractors were 51%, 58%, and 62% of revenues for the years ended January 31, 1996, 1995, and 1994, respectively. In August 1994, the Company acquired all of the outstanding stock of LCTI, Inc. As negotiated under the purchase agreement, the Company was not required to pay any consideration to the former owners of LCTI at the acquisition date, but may be required to make payments to these former owners based upon the results of LCTI's operations over a five-year period from the date of acquisition. The acquisition was accounted for using the purchase method. There was no difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities. LCTI's results of operations have been included in the Company's consolidated results of operations since the acquisition date. The acquisition did not have a material pro-forma impact on operations.

     b. Principles of Consolidation--The accompanying financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances, transactions and profits have been eliminated in consolidation.

     c. Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.  Revenues--Substantially  all of the  Company's  contract  revenues  are earned under long-term agreements and are recorded using the percentage-of-completion method. Contract revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that the incurred costs bear to estimated total costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions which measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in contract revenues at the time the amounts can be reasonably determined. Costs to complete are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which they are first determinable.

     Revenues from product sales are primarily recorded as products are shipped or when customers have accepted the products, depending on the contract terms. The estimated sales value of post contract customer support which is included as part of an initial warranty period is deferred and amortized over the warranty period. Revenues from extended warranty agreements are recognized ratably over the term of the agreement.

     e. Cash and Cash Equivalents--For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $10.9 million and $7.3 million at January 31, 1996 and 1995, respectively, consist primarily of variable rate securities, money market funds, and commercial paper.

     f. Inventory--Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual costs on a first-in, first-out (FIFO) method.

     g. Property and Equipment--Property and equipment are stated at cost and are depreciated using the straight-line method, over useful lives of three to seven years.

     h.  Software  Development  Costs--Capitalization  of  internally  developed software begins upon the determination by the Company of a product's technological feasibility. Capitalized software development costs are amortized over related sales on a per-unit basis based upon estimated total sales, with a minimum amortization based on a straight-line method over a two to five year useful life. Capitalized software development costs and associated amortization expense were approximately $1.9 million and $1.2 million respectively, in the year ended January 31, 1996. Capitalized software development costs and associated amortization expense were approximately $1.6 million and $921,000, respectively, in the year ended January 1995. There were no capitalized software development costs or amortization in the year ended January 31, 1994.

     i. Intangible Assets--Intangible assets are being amortized over periods of five to thirty years. Costs in excess of net assets acquired are being amortized over a forty-year period. All such amortization is computed on the straight-line basis.

     j. Taxes on Income--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits recognized as deferred tax assets must be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

     The Company adopted, as of February 1, 1993, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company previously used the asset and liability method under Statement 96. There was no cumulative effect of this change in accounting for income taxes on the consolidated financial statements.

     k. Per Share Information--The outstanding shares used for earnings per share calculations for all years presented include the weighted average effect of common shares and common share equivalents outstanding during the year. Common share equivalents include dilutive stock options and warrants computed using the treasury stock method. Convertible subordinated debentures are not considered common stock equivalents and are not considered in the computation of fully diluted earnings per share since the effect would be antidilutive. Consolidated net income of the Company used for earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock.

     l. Reclassifications-Certain reclassifications of 1994 and 1995 amounts have been made to conform with the 1996 presentation.


2.   Investments

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement 115 prescribes how companies are to account for and report investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of Statement 115 had no material impact on the Company's consolidated statement of income for the years ended January 31, 1995 and 1996.

Securities classified as available for sale are as follows at January 31, 1996 and 1995:

                                      Gross            Gross
                                      Unrealized       Unrealized     Aggregate
            Security                  Holding          Holding        Fair
Year        Type             Cost     Gains            Losses         Value
- ----        --------         ----     ----------       ----------     -----
                                       (Dollars in thousands)

1996        Equity           $286     --               --             $286
1995        Equity           $649     --               --             $649

Securities classified as held-to-maturity are as follows at January 31, 1996 and 1995:

                                      Gross            Gross
                                      Unrealized       Unrealized     Aggregate
            Security     Amortized    Holding          Holding        Fair
Year        Type         Cost         Gains            Losses         Value
- ----        --------     ---------    ----------       ----------     ----------
                                       (Dollars in thousands)

1996        Debt         $2,855       $17               $ 5           $2,867
1995        Debt         $2,313        --               $29           $2,284

Maturities of debt securities classified as held-to maturity are as follows at January 31, 1996:

                                                          Aggregate
  Security                                                  Fair
  Type                             Cost                     Value
  --------                         ----                   ---------
                                        (Dollars in thousands)
  Tax-exempt obligations:
        Within one year            $2,014                 $2,013
        One through five years        841                    854

Proceeds from the sales of available-for-sale securities in the years ended January 31, 1996 and 1995 were $363,000 and none, respectively. No gross realized gains or losses were recorded on sales of available-for-sale securities in the years ended January 31, 1996 and 1995.

Short-term investments at January 31, 1996 and 1995 included restricted amounts of $357,000 and none, respectively, related to balances maintained in a non-qualified deferred compensation plan for Company executives.

The amount of net unrealized holding gains on trading securities recorded in the years ended January 31, 1996 and 1995 were $25,000 and none, respectively.

3.   Accounts Receivable

Accounts receivable consist of the following:

                                                       January 31,
                                               ----------------------------
                                                  1996             1995
                                               -----------      -----------

                                                 (Dollars in thousands)
U.S. Government
   Billed...................................   $  3,096         $  4,283
   Unbilled.................................      1,566            2,549
Commercial..................................      2,490            1,812
Other ......................................        439              395
                                               -----------      -----------
                                                  7,591            9,039
Less: Allowances for doubtful accounts......       (256)            (336)
                                               -----------      -----------
                                               $  7,335         $  8,703
                                               ===========      ===========

Included in unbilled accounts receivable are retainages due upon completion of contracts of approximately $154,000 and $282,000 as of January 31, 1996 and 1995, respectively. Of total accounts receivable at January 31, 1996, there are approximately $758,000 of unbilled receivables which, based upon the Company's experience, may not be collected within the next fiscal year.


4.  Inventory

Inventory consists of the following:

                                                 January 31,
                                         ----------------------------
                                            1996             1995
                                         -----------      -----------

                                           (Dollars in thousands)
Raw materials.........................   $     830        $     233
Work-in-process.......................         278              107
Finished goods........................         253              195
                                         -----------      -----------
                                         $   1,361        $     535
                                         ===========      ===========

5.   Property and Equipment

Property and equipment consist of the following:

                                                            January 31,
                                                    ----------------------------
                                                       1996             1995
                                                    -----------      -----------

                                                      (Dollars in thousands)

Office furnishings and fixtures..................   $   1,056        $   1,134
Equipment........................................       2,281            2,829
Software.........................................         225              196
                                                    -----------      -----------
                                                        3,562            4,159
Less: Accumulated depreciation and amortization..      (2,388)          (3,189)
                                                    ===========      ===========
                                                    $   1,174        $     970
                                                    ===========      ===========

6.  Intangible Assets

Intangible assets consist of the following:

                                                        January 31,
                                                ----------------------------
                                                   1996             1995
                                                -----------      -----------
                                                  (Dollars in thousands)

Costs in excess of net assets acquired.......   $   1,697        $   1,697
Other intangible assets, based on
 allocated purchase price....................       1,845            3,730
                                                -----------      -----------
                                                    3,542            5,427
Less: Accumulated amortization...............        (964)          (2,416)
                                                ===========      ===========
                                                $   2,578        $   3,011
                                                ===========      ===========

Amortization of intangible assets for the years ended January 31, 1996, 1995, and 1994 amounted to $433,000, $341,000, and $253,000, respectively.


7.  Bank Line of Credit

As a part of a loan agreement with a bank, the Company has an $8 million revolving credit facility, which expires June 30, 1997, and a $5 million guidance line of credit, which expires June 30, 1996. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Outstanding loans under this agreement bear interest at no less than the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus 150 basis points, at the Company's option. The interest rates can be increased by the bank dependent upon the Company maintaining certain financial ratios. The bank's prime rate was 8.50% at January 31, 1996. There were no borrowings under the line of credit at January 31, 1996 or 1995. The loan agreement also includes certain restrictive covenants.

8.  Accrued Liabilities

Accrued liabilities consist of the following:

                                                          January 31,
                                                  ----------------------------
                                                     1996             1995
                                                  -----------      -----------
                                                    (Dollars in thousands)

Accrued payroll and related expense..........     $   4,247        $   3,983
Other..........................................       1,474            1,811
                                                  -----------      -----------
                                                  $   5,721        $   5,794
                                                  ===========      ===========

9.  Stockholders' Equity

Changes in the components of stockholders' equity for the years ended January 31, 1994, 1995, and 1996 were as follows:

                                                Common        Paid-in       Retained
                                                Stock         Capital       Earnings        Total
                                             -------------  ------------  -------------  -------------
                                                              (Dollars in thousands)

Balance at January 31, 1993..............    $      519     $    6,116    $    7,771     $    14,406
   Net income............................            --             --         2,399           2,399
   Exercise of stock options, 70,000
     shares..............................             7            129            --             136
   Tax benefit from exercise of stock
     options.............................            --             85            --              85
   Purchase and retirement of common stock,
     407,850 shares......................           (41)        (1,841)           --          (1,882)
                                             -------------  ------------  -------------  -------------

Balance at January 31, 1994..............           485          4,489        10,170          15,144
   Net income............................            --             --         3,329           3,329
   Exercise of stock options and debenture
     conversions, 35,271 shares..........             3             72            --              75
   Tax benefit from exercise of stock
     options.............................            --             47            --              47
   Purchase and retirement of common stock,
     282,364 shares......................           (28)        (1,364)           --          (1,392)
                                             -------------  ------------  -------------  -------------
Balance at January 31, 1995..............           460          3,244        13,499          17,203
   Net income............................            --             --         3,885           3,885
   Exercise of stock options, 105,700
     shares..............................            11            476            --             487
   Tax benefit from exercise of stock
     options.............................            --            163            --             163
                                             =============  ============  =============  =============
Balance at January 31, 1996..............    $      471     $    3,883    $   17,384     $    21,738
                                             =============  ============  =============  =============

10.  Income Taxes

Income taxes consist of the following amounts:

                                                      Years Ended January 31,
                                        -----------------------------------------------------

                                            1996               1995                1994
                                        -------------       -------------      --------------
                                                       (Dollars in thousands)
Federal income tax:
  Current............................   $    1,415          $   1,160          $     644
  Deferred...........................         206                  80                 40
State income taxes:
  Current............................         495                 500                271
  Deferred...........................          41                   3                 25
                                        -------------       -------------      --------------
                                        $   2,157           $   1,743          $     980
                                        =============       =============      ==============

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement reporting purposes and such amounts recognized for tax filing purposes. The principal items making up the deferred tax provision in the years ended January 31, 1996 and 1995 were differing depreciation methods, the amortization of intangibles, accrued vacation, and prepaid expenses.

The differences between the effective income tax rate and the statutory federal income tax rates for the years ended January 31, 1996, 1995, and 1994 are as follows:

                                                                     Years Ended January 31,
                                               --------------------------------------------------------------------
                                                      1996                    1995                    1994
                                               --------------------    --------------------   ---------------------
                                                           Percent                Percent                 Percent
                                                           Pretax                 Pretax                  Pretax
                                               Amount      Income      Amount     Income      Amount      Income
                                               --------    --------    --------   ---------   ---------   ---------

                                                                     (Dollars in thousands)
Computed "expected" tax on income before
   extraordinary items and income taxes...     $ 2,115       35.0%     $ 1,775      35.0%     $ 1,149       34.0%
Surtax exemption..........................         (60)      (1.0)                  (1.0)          --         --
                                                                           (51)
State tax, net of federal benefit.........         354        5.9          332       6.5          195        5.8
Change in valuation allowance.............        (170)      (2.8)        (300)                  (400)     (11.8)
                                                                                    (5.9)
Other, net................................         (82)      (1.4)         (13)      (.2)          36        1.0
                                               --------    --------    --------   ---------   ---------   ---------
Taxes on income...........................     $ 2,157       35.7%     $ 1,743      34.4%     $   980       29.0%
                                               ========    ========    ========   =========   =========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1996 and 1995 are presented below:

                                                                        January 31,
                                                              ----------------------------

                                                                  1996           1995
                                                              ---------------------------

                                                                 (Dollars in thousands)
Deferred tax assets:
   Accounts receivable....................................        $ 328          $ 505
   Property and equipment, principally due to differing
    depreciation methods..................................           70              8
   Employee benefits, principally due to accrual for
    financial reporting purposes..........................          409            446
   Other..................................................           35             28
                                                                  ------         ------
   Total gross deferred tax assets........................          842            987
   Less valuation allowance...............................          530            700
                                                                  ------         ------
   Net deferred tax assets................................        $ 312          $ 287
                                                                  ------         ------

 Deferred tax liabilities:
   Prepaid expenses.......................................        $ 110          $ 156
   Property and equipment, principally due to differing
    depreciation methods..................................           73             --
   Software development costs.............................          530            277
   Intangible assets, principally due to differing
    amortization methods..................................           --             26
                                                                  ------         ------
   Total gross deferred tax liabilities...................        $ 713          $ 459
                                                                  ------         ------

    Net deferred tax liability............................        $ 401          $ 172
                                                                  ======         ======

The valuation allowance for deferred tax assets as of February 1, 1995 was $700,000. The net change in the valuation allowance for the year ended January 31, 1996 was a decrease of $170,000.


11.  Convertible Subordinated Debentures

At January 31, 1996 and 1995, the Company had outstanding convertible subordinated debentures of none and $844,000, respectively. The debentures bore interest at a rate of 9.75%, were due April 15, 2000, and were convertible to shares of the Company's common stock at $11.50 per share.

For the years ended January 31, 1996 and 1995, the Company redeemed and purchased $844,000 and $2,140,000, respectively, of the debentures at par.


12.  Stock Options

The Company has two stock option plans under which officers and key employees may be granted options to purchase shares of common stock of the Company at not less than 100% of the fair market value at the date of grant, unless the optionee is a 10% shareholder of the Company, in which case the price must not be less than 110% of the fair market value. The options are exercisable in installments determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10% shareholders). Transactions and other information relating to this plan for the three years ended January 31, 1996 are summarized below:

                                                       Outstanding Options
                                          ----------------------------------------------
                                             Number of              Exercise Price
                                                Shares                 Per Share
                                          -------------     ----------------------------

Balance, January 31, 1993..............        463,325        $  1.88   to    $  6.25
   Options granted.....................         91,000        $  4.56
   Options canceled or expired.........        (81,000)       $  1.88   to    $  6.25
   Options exercised...................        (37,500)       $  1.88   to    $  2.13
                                              ---------

Balance, January 31, 1994..............        435,825        $  1.88   to    $  6.25
   Options canceled or expired.........         (5,375)       $  1.88   to    $  6.25
   Options exercised...................        (34,750)       $  1.88   to    $  2.13
                                              ---------

Balance, January 31, 1995..............        395,700        $  1.88   to    $  6.25
   Options granted.....................        109,000        $  8.63
   Options canceled or expired.........        (20,250)       $  4.56   to    $  6.25
   Options exercised...................       (105,700)       $  1.88   to    $  6.25
                                              ---------

Balance, January 31, 1996..............        378,750        $  1.88   to    $  8.63
                                              =========

Stock options exercisable at January 31, 1996, 1995, and 1994 were 214,625, 264,825, and 227,075, respectively. Shares available under the plan for future grants at January 31, 1996, 1995, and 1994 were 403,230, 142,105, and 137,105, respectively.

The Company also has a Director Stock Option Plan under which members of the Board of Directors may be granted options to purchase up to 425,000 shares of common stock of the Company. These options become exercisable ratably over four years from the date of issuance.

Transactions and other information relating to the Director Stock Option Plan for the three years ended January 31, 1996 are summarized below:

                                                        Outstanding Options
                                           --------------------------------------------
                                            Number of              Exercise Price
                                               Shares               Per Share
                                           -----------      ---------------------------
Balance, January 31, 1993..............       152,500         $  1.88
   Options granted.....................        15,000         $  5.25
   Options exercised...................       (32,500)        $  1.88
   Options canceled or expired.........            --
                                              --------

Balance, January 31, 1994..............       135,000         $  5.25
   Options granted.....................        25,000         $  5.13
   Options canceled or expired.........        (8,000)        $  5.13   to    $  5.25
                                              --------

Balance, January 31, 1995..............       152,000         $  1.88   to    $  5.25
   Options granted.....................        20,000         $ 11.50
   Options canceled or expired.........            --
                                              --------

Balance, January 31, 1996..............       172,000         $  1.88   to    $ 11.50
                                              ========

Stock options exercisable at January 31, 1996, 1995, and 1994 were 131,000, 123,000, and 120,000, respectively. Shares available under the plan for future grants at January 31, 1996, 1995, and 1994 were 135,500, 155,500, and 47,500, respectively.

One of the Company's subsidiaries, Comarco Wireless Technologies, Inc. (CWT), also has a stock option plan under which officers and key employees of CWT may be granted options to purchase up to 60,000 shares of common stock of CWT at not less than 100% of the fair market value at the date of grant. As of January 31, 1996, all 300,000 outstanding shares of CWT common stock are owned by the Company. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but not later than ten years and one week after the date of grant. In the fiscal year ended January 31, 1995, 24,000 options were granted at an exercise price of $25.33. In the fiscal year ended January 31, 1996, 14,000 options were granted at exercise prices ranging from $43.00 to $119.73. Stock options exercisable at January 31, 1996 and 1995 were 6,000 and none, respectively. Shares available under the plan for future grants at January 31, 1996 and 1995 were 22,000 and 36,000, respectively.

13.  Lease Commitments

Rental commitments under noncancelable operating leases, principally on the Company's office space, equipment and automobiles were $1,677,000 at January 31, 1996, payable as follows: $615,000, $490,000, $415,000, $146,000 and $11,000 in
the years ended January 31, 1997, 1998, 1999, 2000, and 2001 respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 1996, 1995, and 1994 was $1,361,000, $1,456,000, and $1,982,000, respectively.

14.  Employee Benefit Plans

The Company has a Savings and Retirement Plan which provides benefits to eligible employees. Under the Plan, as amended effective January 1, 1993, employees who have been with the Company in excess of three months and are at least 20 1/2 years of age may participate by contributing between 1% and 15% of earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 1996, 1995, and 1994 were approximately $560,000, $553,000, and $565,000, respectively.

15.  Supplemental Disclosures of Cash Flow Information

                                                      Years Ended January 31,
                                        -----------------------------------------------------

                                            1996               1995                1994
                                        -------------       -------------      --------------
                                                       (Dollars in thousands)
Cash paid during the year for:
   Interest..........................      $   44              $  212             $  313
   Income taxes......................      $2,209              $1,468             $  735

In August 1994, the Company acquired all of the common stock of LCTI, Inc. No cash was paid for the acquisition of the stock. In connection with this acquisition, the Company acquired tangible assets with a fair value of $615,000 and assumed liabilities of $1,059,000. The difference between the fair value of the tangible assets acquired and the liabilities assumed was assigned to certain intangible assets.


16.  Research and Development Costs

The Company incurred research and development costs (includes Company-sponsored software development costs prior to determination of technological feasibility) of approximately $2,800,000, $520,000, and $1,400,000, in the years ended January 31, 1996, 1995, and 1994, respectively, related to wireless communications products and development of software tools. These costs were expensed as incurred.


17.  Business Segment Information

The Company's operations have been classified into two business areas: Wireless communications products and Government contracting services. The wireless communications products area develops, produces, and markets a variety of products and services used in the wireless communications industry. The
Government contracting services area provides services to Federal and local government and commercial customers pursuant to established contracts. Corporate and other consists primarily of cash and cash equivalents, fixed assets, and other assets.


Summarized financial information by business segment for Fiscal Year 1996 is as follows:

                               Wireless          Government
                            Communications     Contracting and         Corporate and
                               Products        Other Revenues              Other            Total
                        ----------------------------------------------------------------------------
                                             (Dollars in thousands)
Revenues                     $14,352              $55,489                   ---            $69,841
Operating income               3,709                1,885               $   (49)             5,545
Identifiable assets            4,472                6,510                19,007             29,989
Depreciation and
   amortization                1,258                  512                   347              2,117
Capital expenditures             470                  221                    49                740


Summarized financial information by business segment for Fiscal Year 1995 is as follows:


                               Wireless          Government
                            Communications     Contracting and         Corporate and
                               Products        Other Revenues              Other            Total
                        ----------------------------------------------------------------------------
                                             (Dollars in thousands)

Revenues                      $9,089              $59,227                   ---            $68,316
Operating income               1,943                3,001               $    61              5,005
Identifiable assets            2,788                7,791                15,231             25,810
Depreciation and
   amortization                1,108                  185                   435              1,728
Capital expenditures             284                  200                    74                558


18.  Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

Costs under cost-reimbursable contracts are subject to audit by the customer upon contract completion. Therefore, all contract costs, including direct and indirect costs, are potentially subject to adjustment prior to final reimbursement. Based on the results of audits conducted, the Company currently has open issues regarding certain costs charged to cost-reimbursable contracts on which the Company is awaiting final decisions from contracting officers. The amounts which are subject to this review by the Government total approximately $1.7 million. The Company believes that it has meritorious defenses, and if necessary, the Company intends to vigorously defend its positions through the appeals and claims process. Management believes that sufficient reserves are available to offset any potential adjustments.


19.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for Fiscal Years 1996 and 1995 is as follows (in thousands, except per share data):

Fiscal Year 1996                                                   Quarter Ended
                                            ------------------------------------------------------------

                                               April 30         July 30     October 29     January 31
                                            --------------  -------------  -------------  --------------

Revenues.................................   $    17,329     $    17,245    $    18,486    $    16,781
Operating income.........................         1,306           1,210          1,417          1,612
Net income...............................           838             838          1,020          1,189

                                            --------------  -------------  -------------  --------------
Primary earnings per common share........   $       .17     $       .16    $       .20    $       .22
                                            ==============  =============  =============  ==============

                                            --------------  -------------  -------------  --------------
Fully diluted earnings per common share..   $       .17     $       .16    $       .20    $       .20
                                            ==============  =============  =============  ==============



Fiscal Year 1995                                                   Quarter Ended
                                            ------------------------------------------------------------

                                                  May 2        August 1     October 31     January 31
                                            --------------  -------------  -------------  --------------

Revenues.................................   $    15,668     $    16,014    $    18,278    $    18,356
Operating income.........................         1,016           1,043          1,417          1,529
Net income...............................           635             699            952          1,043

                                            --------------  -------------  -------------  --------------
Primary earnings per common share........   $       .13     $       .14    $       .20    $       .21
                                            ==============  =============  =============  ==============

                                            --------------  -------------  -------------  --------------
Fully diluted earnings per common share..   $       .13     $       .14    $       .19    $       .20
                                            ==============  =============  =============  ==============


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders, which the Company expects to file with the SEC.

ITEM 11.  Executive Compensation

     Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders, which the Company expects to file with the SEC.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The information regarding Security Ownership is incorporated by reference from the section entitled "Ownership of Securities" in the Company's definitive proxy statement for the 1996 annual meeting of shareholders, which the Company expects to file with the SEC.

ITEM 13.  Certain Relationships and Related Transactions

     The information concerning certain relationships and related transactions of the Registrant is incorporated by reference from the section entitled "Executive Compensation" in the Company's definitive proxy statement for the 1995 annual meeting of shareholders, which the Company expects to file with the SEC.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements (See Item 8)

     2.  Financial Statement Schedule:

          The following additional information for the fiscal years ended January 31, 1996, 1995, and 1994 is submitted herewith:

           VIII Reserves

         All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.


     3.  Exhibits

          3.1 Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company's report on Form 8 filed with the Securities and Exchange Commission on November 16, 1988.

          3.2 By-Laws. The By-Laws are incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1986.


     10. Material Contracts

         10.1 1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company's definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986.

         10.2 Lease relating to Bloomfield, Indiana facility dated February 1, 1988 between the Company and Laverne Rollison is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1988.

         10.3 Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1988.

         10.4 United States Navy Contract dated October 1, 1988 between the Company and the Naval Weapons Center at China Lake, California is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1989.

         10.5 Contract dated January 22, 1991 between the Company and the County of Los Angeles for the operation and maintenance of County-owned general aviation airports is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1991.

         10.6 United States Navy Contract dated February 21, 1991 between the Company and the Pacific Missile Test Center, Point Mugu, California is incorporated by reference from the Company's report on Form 10-Q for the quarter ended May 5, 1991.

         10.7 Agreement dated April 16, 1991 between the Company and Don M. Bailey, President and Chief Executive Officer, regarding employment termination in the event of a change in control of the Company is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1992.

         10.8 Agreement dated December 14, 1989 between the Company and ManTech Engineering Corporation to establish the Interop Joint Venture is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1992.

         10.9 Agreement dated January 4, 1993 between the Company, DynCorp, and Electronic Warfare Associates to establish the Tesco Joint Venture is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1993.

         10.10 Business Loan Agreement dated September 26, 1994 between the Company and NationsBank of Virginia, N.A. to establish a $5,000,000 Guidance Line of Credit and an $8,000,000 Master Line of Credit is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.11 Guidance Line of Credit Note for $5,000,000 dated September 26, 1994 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.12 Master Line of Credit for $8,000,000 dated September 26, 1994 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.13 Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.14 Primary Stock Purchase Agreement among COMARCO, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.15 Second Stock Purchase Agreement among COMARCO, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.16 First Amendment to Loan Agreement dated September 26, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.17 Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.18 Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         11. Computation of Number of Shares of Common Stock used in the Computation of Earnings Per Share.

         21.1 Subsidiaries of the Company. The following are the significant subsidiaries of the Company:
                  Decisions and Designs, Inc. (DDI) incorporated in the
                   Commonwealth of Virginia.
                  International Business Services, Inc. (IBS) incorporated in the District of Columbia.
                  Comarco Wireless Technologies, Inc. (CWT) incorporated in the
                   State of Delaware.
                  LCTI, Inc. incorporated in the State of Maryland. Manufacturing Technology Training Center, Inc. (MTTC)
                   incorporated in the State of Delaware.
                  Comarco Wireless Europe, Inc. incorporated in the State of
                   Delaware.

         23.1     Consent of Accountants.

         99.2     Undertakings of Registrant.

     (b)  Reports on Form 8-K

          Form 8-K dated June 2, 1995 reporting under Items 5 and 14 and attaching a press release dated May 26, 1995.

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 1996.

                                          COMARCO, INC.

                                                     /s/ DON M. BAILEY
                                           -------------------------------------
                                                       Don M. Bailey
                                                        President,
                                           Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

       Signature                            Title                      Date


                                    Chairman of the Board
 /s/ GERALD D. GRIFFIN                  and Director              April 24, 1996
- -------------------------
   Gerald D. Griffin

                                 President, Chief Executive
                                    Officer and Director
                                    (Principal Executive
   /s/ DON M. BAILEY                      Officer)                April 24, 1996
- -------------------------
   Don M. Bailey

                                       Vice President
                                            and
                               Treasurer (Principal Financia
  /s/ THOMAS P. BAIRD              and Accounting Officer)        April 24, 1996
- -------------------------
    Thomas P. Baird




 /s/ WILBUR L. CREECH                     Director                April 24, 1996
- -------------------------
   Wilbur L. Creech




/s/ WESLEY L. MCDONALD                    Director                April 24, 1996
- -------------------------
  Wesley L. McDonald




/s/ WALTER V. STERLING                    Director                April 24, 1996
- -------------------------
  Walter V. Sterling





 /s/ PAUL G. YOVOVICH                     Director                April 24, 1996
- -------------------------
   Paul G. Yovovich

                         COMARCO, INC. AND SUBSIDIARIES

                            SCHEDULE VIII - RESERVES
                       Three Years Ended January 31, 1996
                             (Dollars in thousands)

                                                                                            Other
                                           Balance at      Charged to                      Changes
                                          Beginning of      Cost and                         Add         Balance at
                                              Year          Expense       Deductions      (Deduct)      End of Year
                                          -------------   ------------   ------------    ------------   ------------
Year ended January 31, 1996:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts receivable),
     and income tax valuation
     allowance.........................   $    1,036      $       30     $   280(1)      $       --     $      786

Year ended January 31, 1995:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts receivable),
     and income tax valuation
     allowance.........................   $    1,388      $       12     $   364 1)      $       --     $    1,036

Year ended January 31, 1994:
   Allowance for doubtful accounts
     and provision for unbilled
     receivables (deducted from accounts
     receivable).......................   $    1,934      $       18     $   564(1)      $       --     $    1,388


(1) Write off of uncollectible receivables and reduction in income tax valuation allowance.