Form 10-Q
period 1996-04-30
COMARCO INC
filed 1996-06-05
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1996                   Commission File Number 0-5449



                                  COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                           95-2088894
- -------------------------------                           ----------------------
State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California         92808-1299
- ------------------------------------------------------------         -----------
    (Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code               (714) 282-3832
                                                                 ---------------




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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1996.

                Common Stock,
                $.10 Par Value                   4,746,459 Shares
                --------------                   ----------------

Index to Form 10-Q

                                                                    Page No.
                                                                    --------
Part I.        Financial Information


 Condensed Consolidated Balance Sheets
     April 30, 1996 and January 31, 1996                                 1

 Condensed Consolidated Statements of Income
     Quarters ended April 30, 1996 and April 30, 1995                    2

 Condensed Consolidated Statements of Cash Flows
     Quarters ended April 30, 1996 and April 30, 1995                    3

 Notes to Condensed Consolidated Financial Statements                    4

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              5-10



 PART II.       OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                           11

 Signature                                                              12

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                               April 30, 1996       January 31, 1996
ASSETS                                            (Unaudited)               *
Current assets:
         Cash and cash equivalents             $      11,232,000    $     11,801,000
         Short-term investments                        2,124,000           2,657,000
         Accounts receivable, net                      7,719,000           7,335,000
         Inventory                                     1,737,000           1,361,000
         Other current assets                            754,000             573,000
                                               -----------------    ----------------

Total current assets                                  23,566,000          23,727,000

Long-term investments                                  1,444,000             841,000
Property and equipment, net                            1,254,000           1,174,000
Software development costs, net                        1,421,000           1,401,000
Intangible assets, net                                 2,494,000           2,578,000
Other assets                                             248,000             268,000
                                               -----------------    ----------------

TOTAL ASSETS                                   $      30,427,000     $    29,989,000
                                               =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                      $         192,000    $        547,000
         Deferred revenue                              1,443,000           1,410,000
         Accrued liabilities                           5,278,000           5,721,000
                                               -----------------    ----------------

Total current liabilities                              6,913,000           7,678,000

Deferred income taxes                                    573,000             573,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000 shares authorized,
           4,718,959 and 4,707,709 shares
           outstanding at April 30, 1996 and
           January 31, 1996, respectively                472,000             471,000
         Capital contributed in excess
           of par value                                3,983,000           3,883,000
         Retained earnings                            18,486,000          17,384,000
                                               -----------------    ----------------

Total stockholders' equity                            22,941,000          21,738,000
                                               -----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      30,427,000    $     29,989,000
                                               =================    ================

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1996 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)




                                                  Quarter Ended
                                       April 30, 1996         April 30, 1995
                                       --------------         --------------
Revenues:
   Contract revenues                   $  11,952,000          $  13,842,000
   Product sales                           4,456,000              3,487,000
                                           ---------              ---------
                                          16,408,000             17,329,000
                                          ----------             ----------

Direct costs:
   Contract costs                          8,385,000              9,266,000
   Cost of product sales                   1,550,000              1,437,000
                                           ---------              ---------
                                           9,935,000             10,703,000

Indirect costs                             4,848,000              5,320,000
                                           ---------              ---------

                                          14,783,000             16,023,000
                                          ----------             ----------

Operating income                           1,625,000              1,306,000

Net interest income                          153,000                 91,000
                                          ----------             ----------

Income before income taxes                 1,778,000              1,397,000

Income taxes                                 676,000                559,000
                                          ----------             ----------

Net income                             $   1,102,000          $     838,000
                                       =============          =============

Earnings per share
   Primary                             $         .21          $         .17
                                       =============          =============

Fully diluted earnings per share has not been presented as the effect is immaterial.

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Quarter Ended
                                                            -----------------------------------------
                                                            April 30, 1996             April 30, 1995
                                                            --------------             --------------
Cash flows from operating activities:
    Net income                                              $    1,102,000             $     838,000
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                               586,000                   545,000
       Provision for doubtful accounts receivable                    9,000                     8,000
       Net purchases of trading securities                        (555,000)                 (262,000)
       Increase in accounts receivable                            (393,000)                  (69,000)
       Decrease (increase) in inventory                           (376,000)                   15,000
       Decrease (increase) in other current assets                (181,000)                   12,000
       Decrease in other assets                                     20,000                    17,000
       Increase (decrease) in accounts payable                    (355,000)                   35,000
       Increase in deferred revenue                                 33,000                     9,000
       Decrease in other current liabilities                      (443,000)                 (622,000)
                                                            ---------------            --------------

    Net cash provided (used) by operating activities              (553,000)                  526,000

Cash flows from investing activities:
    Purchases of investments                                    (1,024,000)                 (220,000)
    Sales of investments                                         1,509,000                       -
    Purchases of property and equipment                           (201,000)                 (200,000)
    Software development costs                                    (401,000)                 (562,000)
                                                            ---------------            --------------

    Net cash used in investing activities                         (117,000)                 (982,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                         101,000                     6,000
    Purchase of subordinated debentures                                -                    (844,000)
                                                            ---------------            --------------

    Net cash provided (used) by financing activities               101,000                  (838,000)
                                                            --------------             --------------

Net decrease in cash and cash equivalents                   $     (569,000)            $  (1,294,000)
                                                            ===============            ==============

Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
       Interest                                             $           -              $      41,000
       Income taxes                                                  2,000                    31,000


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        April 30, 1996 and April 30,1995
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at April 30, 1996 and April 30, 1995 and the results of its operations and cash flows for the quarters ended April 30, 1996 and January 31, 1996. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended April 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

                                                             Quarter Ended
                                              April 30, 1996           April 30, 1995
                                              --------------           --------------
         Net income                           $    1,102,000           $     838,000
         less - net income
           allocated to subsidiary
           dilutive stock options
           oustanding                               (53,000)                 (13,000)
                                              --------------           --------------

         Net income used in
           calculation of primary
           income per share                   $    1,049,000           $     825,000
                                              ==============           =============

         Weighted average number
           of common shares used in
           calculation of primary
           income per share                        5,081,000               4,929,000
                                              ==============           =============

       Primary income per
           common share                       $          .21           $         .17
                                              ==============           =============

3.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


              This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 12,14,15,17,18, 21, 25, 28, and 29 of Management's Discussion and Analysis of Results of Operations and Financial Condition. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

       (a)    Results of Operations

              During the first quarter of Fiscal Year 1997 (year ending January 31, 1997), the Company recorded total revenues of $16.4 million, down 5.2% from the revenues of $17.3 million for the comparable period of a year earlier. Decreased year-to-year revenues are primarily due to:
               o substantial completion as of September 30, 1995, of the Company's contract with the Naval Air Warfare Center ("NAWC") at China Lake, California,
              partially offset by:
               o increased sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular telephone carriers.

              Total direct costs of $9.9 million for the first quarter of Fiscal Year 1997 are down $.8 million, or 7.5%, from $10.7 million for the first quarter of Fiscal Year 1996. The decrease is due to the completion of the China Lake contract, offset by increased sales of wireless communications products, as discussed above. The decrease in the amount of direct costs is greater than the decrease in revenues since the Company's wireless communications products business requires a smaller component of direct costs than the government services business.

              Total indirect costs of $4.8 million for the first quarter of Fiscal Year 1997 are down $.5 million, or 9.4%, from $5.3 million for the first quarter of Fiscal Year 1996. The decrease is due to the completion of the China Lake contract, offset by increased sales of wireless communications products, as discussed above. The decrease in the amount of indirect costs is greater than the decrease in revenues because the Company's wireless communications products business has been able to increase sales without increasing its indirect costs by the same extent.

              Net interest income (interest income, less amortization of offering costs and interest expense) for the first quarter of Fiscal Year 1997 amounted to $153,000, as compared to $91,000 for the comparable period of the prior fiscal year. The increase is principally due to the repurchase of the Company's convertible subordinated debentures outstanding and the accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarter of Fiscal Year 1996, as well as an increase in the amount of the Company's invested funds. The Company recorded accelerated offering cost amortization of $23,000 in the first quarter of Fiscal Year 1996, when the Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995.

              The Company's effective tax rate for the first quarter of Fiscal Year 1997 is 38% versus an effective tax rate of 40% for the comparable period of the prior fiscal year.

              The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins, as well as increased net interest income.


              Wireless Communications Products

              Wireless communications products revenues increased 36.7% to $4.1 million for the first quarter of Fiscal Year 1997 from $3.0 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's field measurement systems and revenue assurance systems for major cellular telephone carriers. The Company has broadened its product line with the introduction of its second generation of field measurement equipment, including products supporting the AMPS, TDMA, NAMPS, ETACS and GSM air interfaces. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                              Quarter Ended     Quarter Ended
                                             April 30, 1996    April 30, 1995
                                             --------------    --------------

              Revenues                           $4,058,000        $2,977,000
              Cost of product sales               1,504,000         1,240,000
                                                  ---------         ---------

              Gross income                        2,554,000         1,737,000
              Gross income percentage                 62.9%             58.3%

              Indirect costs*                     1,452,000         1,099,000
                                                  ---------         ---------

              Operating income                   $1,102,000        $  638,000
                                                 ==========        ==========

               *Indirect costs include selling, general, and administrative expenses as well as research and development expenses.


              The increased gross income percentage is due to the incremental benefit of spreading the fixed costs of operations over a larger activity base. In the first quarter of Fiscal Year 1997, the gross income percentage increased to 62.9% of revenues from 58.3% of revenues for the comparable period of the prior fiscal year.

              The increase in indirect costs of 32.1% for the first quarter of Fiscal Year 1997 over the comparable period of the prior fiscal year is a result of the increase in revenues as well as an increase in research and development expenses. Selling, general and administrative expenses increased 31% from the first quarter of Fiscal Year 1996 to the first quarter of Fiscal Year 1997, while research and development expenses increased 38% to $295,000 from the first quarter of Fiscal Year 1996 to the first quarter of Fiscal Year 1997.

              Operating income as a percentage of revenues is 27.2% for the first quarter of Fiscal Year 1997, compared to 21.4% for the comparable period of the prior fiscal year. This increase is primarily due to the increased gross income percentage, as discussed above.

              As  part  of its  product  development  program,  the  Company  is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $400,000 and $300,000, respectively, during the first quarters of Fiscal Years 1997 and 1996, respectively. Corresponding amounts amortized were $325,000 and $275,000, respectively. The Company's future product prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              The Company's orders for wireless communications products totalled $1.9 million for the first quarter of Fiscal Year 1997, down from $3.5 million from the comparable prior period. For the twelve month periods ended April 30, 1996 and 1995, orders received were $14.9 million and $12.3 million, respectively. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at April 30, 1996 totalled $1.4 million. An additional $1.4 million of deferred revenue has been recorded for anticipated customer warranty obligations.

              The Company has experienced fluctuations in wireless communications products activity in each of the past three years, with greater sales in the second half of its fiscal year and lesser amounts in the first half. This trend may or may not continue as the Company broadens its product offerings. The nature of the wireless communications products business is inherently less predictable (than the Company's traditional Government contracting business) as the Company will normally not have a significant amount of unfilled orders at the end of a period. Therefore, the amount of orders, sales levels, and profits are more difficult to predict and may fluctuate significantly from quarter to quarter.

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions (including the need to be ISO 9000 certified); and changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products, therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, trademarks, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect of its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Government Contracting and Other Revenue

              Revenues provided by the Company's traditional Government contracting services business area decreased 14.0%, from $14.3 million in the first quarter of Fiscal Year 1996 to $12.3 million in the first quarter of Fiscal Year 1997. Revenues in this business area decreased from 82.7% of the Company's total revenues in the first quarter of Fiscal Year 1996 to 75.0% of the Company's total revenues in the first quarter of Fiscal Year 1997. These decreases are due to the completion of the Company's contract with the Naval Air Warfare Center at China Lake, California, on September 30, 1995. The China Lake contract accounted for approximately 12% of the Company's total operating income and approximately 15% of the Company's total revenue in the first quarter of Fiscal Year 1996. The loss of this contract required the Company to reduce the indirect organization supporting this business in line with the reduced revenue base. The Company's remaining Government contracting revenue increased 6% in the first quarter of Fiscal Year 1997 over the comparable period of the prior fiscal year.

              Sales to the U.S. Government as well as to government prime contractors were 53% and 43% of the Company's total revenue during the first quarters of Fiscal Years 1996 and 1997, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. Approximately 26% of the Company's current Government contracting services revenues will either end or will be open for competition during the remainder of Fiscal Year 1997. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value Government procurements. As of June 1996, the Company has outstanding proposals valued at approximately $100 million for recompetition or new efforts with Government agencies. There can be no assurance that the Company will be selected and awarded the work associated with these outstanding proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the Governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for Government contracting services is down 20.9% from $676,000 in the first quarter of Fiscal Year 1996 to $535,000 in the first quarter of Fiscal Year 1997. The reduced operating income is due to the operating loss incurred by the Company's software products line in the first quarter of Fiscal Year 1997, and the impact of the completion of the China Lake contract. The operating loss for the Company's software products line is due to a concerted effort on the Company's part to complete a comprehensive repositioning of the CASE tool products. The upgraded product was released on February 29, 1996. Because of the long sales cycle involved in selling the Company's software products, the Company believes that the receipt of orders for the upgraded product will occur over an extended period of time. In addition to completing the software tooling project, the Company took other steps to reorganize this product line during the latter part of Fiscal Year 1996, including having this software products group report to the government business organization.


              New Accounting Standards

              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the asset's carrying amount and its fair market value. The Company adopted Statement 121 as of February 1, 1996. The adoption of Statement 121 did not have a material impact on the Company's financial condition or results of operations.

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


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective September 26, 1995. The loan agreement consists of (1) an $8 million revolving credit facility, which expires June 30, 1997, and (2) a $5 million guidance line of credit, which expires June 30, 1996. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $15 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first quarter of Fiscal Year 1997. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs.

              During the first quarter of Fiscal Year 1997, the Company's average days' sales in accounts receivable have remained steady from the prior fiscal year's levels, at approximately 41 days.

              Several additional key factors indicating the Company's financial condition include:

                                          April 30, 1996        January 31, 1996
                                          --------------        ----------------

              Current ratio                         3.41                   3.09
              Working capital             $   16,653,000        $    16,049,000
              Debt to equity                           0                      0
              Book value per share                 $4.86                  $4.62

              The Company continues to demonstrate improvements in the above financial factors during the first quarter of Fiscal Year 1997, primarily due to increased operating margins from increased sales of wireless communications products.

              The Company has a significant commitments for capital expenditures at April 30, 1996 for Comarco Wireless Technologies, Inc. The
              Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. Under the software development portion of the Company's product development program, the Company capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, $400,000 and $325,000, respectively, in the first quarter of Fiscal Year 1997.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of April 30, 1996, the Company has re-purchased and retired approximately 796,000 shares. The average price paid per share re-purchased under the program was $4.75.

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

              The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations. The Company anticipates that it will be able to renew each of the credit facilities under its loan agreement for an additional one year period during June 1996.

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




                                  COMARCO, Inc.
                               ------------------
                                  (Registrant)




June 5, 1996




                                 THOMAS P. BAIRD
              ----------------------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)