Form 10-Q
period 1996-07-31
COMARCO INC
filed 1996-09-13
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1996                    Commission File Number 0-5449



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996.

                Common Stock,
                $.10 Par Value                   4,802,809 Shares
                --------------                   ----------------

Index to Form 10-Q

                                                                    Page No.
                                                                    --------
Part I.        Financial Information


 Condensed Consolidated Balance Sheets
     July 31, 1996 and January 31, 1996                                  1

 Condensed Consolidated Statements of Income
     Quarters ended and Two Quarters Ended July 31, 1996
     and July 30, 1995                                                   2

 Condensed Consolidated Statements of Cash Flows
     Two Quarters ended July 31, 1996 and July 30, 1995                  3

 Notes to Condensed Consolidated Financial Statements                  4-5

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              6-11



 PART II.       OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                           12

 Signature                                                              13

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                 July 31, 1996              January 31, 1996
ASSETS                                            (Unaudited)                     *
Current assets:
         Cash and cash equivalents             $      11,296,000          $     11,801,000
         Short-term investments                        2,076,000                 2,657,000
         Accounts receivable, net                      8,771,000                 7,335,000
         Inventory                                     1,997,000                 1,361,000
         Other current assets                            676,000                   573,000
                                               -----------------          ----------------

Total current assets                                  24,816,000                23,727,000

Long-term investments                                  1,652,000                   841,000
Property and equipment, net                            1,285,000                 1,174,000
Software development costs, net                        1,654,000                 1,401,000
Intangible assets, net                                 2,363,000                 2,578,000
Other assets                                             231,000                   268,000
                                               -----------------          ----------------

TOTAL ASSETS                                   $      32,001,000          $     29,989,000
                                               =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                      $         284,000          $        547,000
         Deferred revenue                              1,396,000                 1,410,000
         Accrued liabilities                           5,477,000                 5,721,000
                                               -----------------          ----------------

Total current liabilities                              7,157,000                 7,678,000

Deferred income taxes                                    573,000                   573,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000 shares authorized,
           4,806,309 and 4,707,709 shares
           outstanding at July 31, 1996 and
           January 31, 1996, respectively                480,000                   471,000
         Capital contributed in excess
           of par value                                4,217,000                 3,883,000
         Retained earnings                            19,574,000                17,384,000
                                               -----------------          ----------------

Total stockholders' equity                            24,271,000                21,738,000
                                               -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $      32,001,000          $     29,989,000
                                               =================          ================

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1996 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                           Quarter Ended                                   Two Quarters Ended
                                           -------------                                   ------------------
                                 July 31, 1996           July 30, 1995          July 31, 1996           July 30, 1995
                                 -------------           -------------          -------------           -------------
Revenues:
   Contract revenues             $  11,517,000           $  14,347,000          $  23,469,000           $  28,189,000
   Product sales                     4,581,000               2,898,000              9,037,000               6,385,000
                                     ---------               ---------              ---------               ---------
                                    16,098,000              17,245,000             32,506,000              34,574,000
                                    ----------              ----------             ----------              ----------

Direct costs:
   Contract costs                    7,114,000               9,602,000             15,499,000              18,868,000
   Cost of product sales             2,089,000               1,130,000              4,196,000               2,848,000
                                     ---------               ---------              ---------               ---------
                                     9,203,000              10,732,000             19,695,000              21,716,000

Indirect costs                       5,344,000               5,303,000              9,635,000              10,342,000
                                     ---------               ---------              ---------              ----------

                                    14,547,000              16,035,000             29,330,000              32,058,000
                                    ----------              ----------             ----------              ----------

Operating income                     1,551,000               1,210,000              3,176,000               2,516,000

Net interest income                    147,000                 141,000                300,000                 232,000
                                       -------                 -------                -------                 -------

Income before income taxes           1,698,000               1,351,000              3,476,000               2,748,000

Income taxes                           610,000                 513,000              1,286,000               1,072,000
                                 -------------           -------------          -------------           -------------


Net income                       $   1,088,000           $     838,000          $   2,190,000           $   1,676,000
                                 =============           =============          =============           =============

Earnings per share*
   Primary                           $     .20               $     .17              $     .41              $      .33
                                     =========               =========              =========              ==========


*Fully diluted earnings per share has not been presented as the effect is immaterial.


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             --------- Two Quarters Ended ----------
                                                             July 31, 1996             July 30, 1995
                                                             -------------             -------------
Cash flows from operating activities:
    Net income                                           $       2,190,000          $      1,676,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             1,182,000                 1,017,000
       Loss on disposal of property and equipment                    6,000                     9,000
       Deferred income taxes                                            -                    153,000
       Provision for doubtful accounts receivable                   18,000                    15,000
       Net purchases of trading securities                        (530,000)                 (312,000)
       Increase in accounts receivable                          (1,454,000)                 (193,000)
       Increase in inventory                                      (636,000)                 (365,000)
       Decrease (increase) in other current assets                (103,000)                  242,000
       Decrease in other assets                                     37,000                    17,000
       Decrease in accounts payable                               (263,000)                 (110,000)
       Increase (decrease) in deferred revenue                     (14,000)                  103,000
       Decrease in accrued liabilities                            (244,000)                 (366,000)
                                                         ------------------         -----------------

    Net cash provided by operating activities                      189,000                 1,886,000

Cash flows from investing activities:
    Purchases of investments                                    (1,250,000)               (1,170,000)
    Proceeds from sales of investments                           1,550,000                   932,000
    Purchases of property and equipment                           (380,000)                 (413,000)
    Software development costs                                    (957,000)               (1,239,000)
                                                         ------------------         -----------------

    Net cash used in investing activities                       (1,037,000)               (1,890,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                         380,000                    63,000
    Purchase of common stock                                       (37,000)                       -
    Purchase of subordinated debentures                                 -                   (844,000)
                                                         ------------------         -----------------

    Net cash provided (used) by financing activities               343,000                  (781,000)
                                                         -----------------          -----------------

Net decrease in cash and cash equivalents                $        (505,000)         $       (785,000)
                                                         ==================         =================


Supplemental disclosures of cash flow information:
  Cash paid during the two quarters for:
       Interest                                          $              -           $         41,000
       Income taxes                                              1,427,000                 1,090,000


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         July 31, 1996 and July 30, 1995
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at July 31, 1996 and July 30, 1995 and the results of its operations and cash flows for the quarter ended and two quarters ended July 31, 1996 and July 30, 1995. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and two quarters ended July 31, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.


2.     Commitments and Contingencies

       The Company announced during the second quarter of Fiscal Year 1997 that it had agreed to purchase the assets of R.A.L. Consulting and Staffing Services, Inc. ("RAL") an engineering, technical and administrative staffing company serving primarily the commercial marketplace. The acquisition was effective on August 1, 1996 and will be accounted for under the purchase method of accounting for business combinations. The terms of the purchase agreement require the Company to make an initial payment to RAL at closing, and provide for additional payments subject to the business attaining certain profitability objectives over the next three years. The activity for CoSource Solutions, Inc., the newly-formed, wholly-owned subsidiary of COMARCO, Inc. which purchased RAL's assets, will be consolidated with the rest of the Company's operations beginning in the third quarter of Fiscal Year 1997.

       The Company also announced during the second quarter of Fiscal Year 1997 that it had reached a definitive agreement for its wholly-owned subsidiary, Comarco Wireless Technologies, Inc. to purchase the callbox operations assets of GTE Cellular Communications Corporation ("GTE-CCC"). The agreement ,which is still subject to various remaining approvals and other conditions, is expected to be completed during the Company's third quarter. The transaction will accounted under the purchase method of accounting for business combinations. The terms of the GTE-CCC agreement require the Company to make an initial payment to GTE at closing, and provide for additional payments based on certain sales activities over the ensuing two years.


3.     Significant Accounting Policies - Per Share Information

       The outstanding shares used for earnings per share calculations for all years presented include the weighted average effect of common shares and common share equivalents outstanding during the year. Common share equivalents include dilutive stock options computed using the treasury stock method. Convertible subordinated debentures, which were retired in the first quarter of Fiscal Year 1996, are not considered common stock equivalents and are not considered in the computation of fully diluted earnings per share since the effect would be antidilutive. Consolidated net income of the Company used for earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock. Primary earnings per share is calculated as follows:

3.     Significant Accounting Policies - Per Share Information (continued):

                                                Quarter Ended                                Two Quarters Ended
                                                -------------                                ------------------
                                       July 31, 1996           July 30, 1995           July 31, 1996           July 30, 1995
                                       -------------           -------------           -------------           -------------
  Net income                          $    1,088,000            $    838,000           $   2,190,000           $   1,676,000
  less - net income
    allocated to subsidiary
    dilutive stock options
    oustanding                               (55,000)                (17,000)               (110,000)                (31,000)
                                      ---------------           -------------          --------------          --------------

  Net income used in
    calculation of primary
    income per share                  $     1,033,000           $    821,000           $    2,080,000          $    1,645,000
                                      ===============           ============           ==============          ==============

  Weighted average number
    of common shares used in
    calculation of primary
    income per share                        5,123,000              4,949,000                5,096,000               4,949,000
                                      ===============           ============           ==============          ==============

Primary income per
    common share                      $           .20           $        .17           $          .41          $          .33
                                      ===============           ============           ==============          ==============

4.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


              This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 12,14,15,17,18, 21, 27, 30, and 31 of Management's Discussion and Analysis of Results of Operations and Financial Condition. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

       (a)    Results of Operations

              During the second quarter of Fiscal Year 1997 (year ending January 31, 1997), the Company recorded total revenues of $16.1 million, down 6.4% from the revenues of $17.2 million for the comparable period of the prior fiscal year. Revenues for the first two quarters of Fiscal Year 1997 of $32.5 million are down 6.1% from $34.6 million for the comparable period of the prior fiscal year. Decreased year-to-year revenues are primarily due to:
                           o substantial completion as of September 30, 1995, of
                             the Company's contract with the Naval Air Warfare Center ("NAWC") at China Lake, California,
              partially offset by:
                           o increased   sales  of  the   Company's   wireless
                             communications   products,   and
                           o increased  other outsourced  staffing services
                             revenue (other than the China Lake contract).

              Total direct costs of $9.2 million for the second quarter of Fiscal Year 1997 are down $1.5 million, or 14.0%, from $10.7 million for the second quarter of Fiscal Year 1996. Direct costs for the first two quarters of Fiscal Year 1997 of $19.7 million are down $2.0 million, or 9.2%, from $21.7 million for the comparable period of the prior fiscal year. The decreases are due to the completion of the China Lake contract, offset by increased sales of wireless communications products, as discussed above. The decrease in the amount of direct costs is greater than the decrease in revenues since the Company's wireless communications products business requires a smaller component of direct costs than the outsourced staffing services business.

              Total indirect costs of $5.3 million for the second quarter of Fiscal Year 1997 are flat compared to the second quarter of Fiscal Year 1996. Indirect costs for the first two quarters of Fiscal Year 1997 of $9.6 million are down $.7 million, or 6.8%, from $10.3 million for the comparable period of the prior fiscal year. The decrease is due to the completion of the China Lake contract, offset by increased sales of wireless communications products, as discussed above.

              Net interest income (interest income, less amortization of offering costs and interest expense) for the second quarter of Fiscal Year 1997 amounted to $147,000, as compared to $141,000 for the comparable period of the prior fiscal year. Net interest income for the first two quarters of Fiscal Year 1997 amounted to $300,000, as compared to $232,000 for the comparable period of the prior fiscal year. The increase in the two quarter period amount is principally due to the repurchase of the Company's convertible subordinated debentures outstanding and the accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarter of Fiscal Year 1996, as well as an increase in the amount of the Company's invested funds. The Company recorded accelerated offering cost amortization of $23,000 in the first quarter of Fiscal Year 1996, when the Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995.

              The Company's effective tax rate for the first two quarters of Fiscal Year 1997 is 37% versus an effective tax rate of 39% for the comparable period of the prior fiscal year.

              The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins, as well as increased net interest income.



              Wireless Communications Products

              Wireless communications products revenues increased 55.6% to $4.2 million for the second quarter of Fiscal Year 1997 from $2.7 million for the comparable period of the prior fiscal year. Revenues increased 45.6% to $8.3 million for the two quarters ended July 31, 1996 from $5.7 million for the comparable period of the prior fiscal year. Sales from foreign sources were $2.4 million and $3.9 million for the second quarter of Fiscal Year 1996 and the two quarters ended July 31, 1996, respectively. In comparison, foreign sales for all of Fiscal Year 1996 were $1.4 million. These increases are due to increased sales of the Company's field measurement systems and revenue assurance systems for major cellular telephone carriers. The Company has broadened its product line with the introduction of its second generation of field measurement equipment, including products supporting the AMPS, TDMA, NAMPS, ETACS and GSM air interfaces. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                      Two Quarters Ended      Two Quarters Ended
                                         July 31, 1996           July 30, 1995
                                         -------------           -------------

              Revenues                       $8,285,000             $5,680,000
              Cost of product sales           4,092,000              2,848,000
                                              ---------              ---------

              Gross income                    4,193,000              2,832,000
              Gross income percentage             50.6%                  49.9%

              Indirect costs*                 1,976,000              1,453,000
                                              ---------              ---------

              Operating income               $2,217,000             $1,379,000
                                             ==========             ==========

              *Indirect costs include selling, general, and administrative expenses as well as research and development expenses.

              The increased gross income percentage is due to the incremental benefit of spreading the fixed costs of operations over a larger activity base. In the first two quarters of Fiscal Year 1997, the gross income percentage increased to 50.6% of revenues from 49.9% of revenues for the comparable period of the prior fiscal year.

              The increase in indirect costs of 36.0% for the first two quarters of Fiscal Year 1997 over the comparable period of the prior fiscal year is a result of the increase in revenues as well as an increase in research and development expenses. Selling, general and administrative expenses increased 52.4% from the first two quarters of Fiscal Year 1996 to the first two quarters of Fiscal Year 1997, while research and development expenses increased 10.8% to $635,000 from the first two quarters of Fiscal Year 1996 to the first two quarters of Fiscal Year 1997.

              Operating income as a percentage of revenues is 26.3% for the second quarter of Fiscal Year 1997, compared to 27.4% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 26.5% for the first two quarters of Fiscal Year 1997, compared to 24.2% for the comparable period of the prior fiscal year.

              As  part  of its  product  development  program,  the  Company  is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $957,000 and $727,000, respectively, during the first two quarters of Fiscal Years 1997 and 1996, respectively. Corresponding amounts amortized were $650,000 and $525,000, respectively. The Company's future product prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              The Company's orders for wireless communications products totalled $4.3 million for the second quarter of Fiscal Year 1997, up from $3.7 million from the comparable prior period. For the twelve month periods ended July 1996 and 1995, orders received were $15.5 million and $13.8 million, respectively. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled product orders at July 31, 1996 totalled $1.1 million. An additional $1.3 million of deferred revenue has been recorded for anticipated customer warranty obligations.

              The Company is optomistic about its long-term prospects, however, the nature of the wireless communications products business is inherently less predictable (than the Company's traditional outsourced staffing services business) as the Company will normally not have a significant amount of unfilled product orders at the end of a period. Therefore, the amount of orders, sales levels, and profits are more difficult to predict and may fluctuate significantly from quarter to quarter.

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


              Outsourced Staffing Services Revenue

              Revenues provided by the Company's traditional outsourced staffing services business area decreased 17.9%, from $14.5 million in the second quarter of Fiscal Year 1996 to $11.9 million in the second quarter of Fiscal Year 1997. Revenues from this business area decreased 16.3%, from $28.9 million for the first two quarters of Fiscal Year 1996 to $24.2 million for the first two quarters of Fiscal Year 1997. Revenues in this business area decreased from 83.5% of the Company's total revenues in the first two quarters of Fiscal Year 1996 to 74.5% of the Company's total revenues in the first two quarters of Fiscal Year 1997. These decreases are due to the completion of the Company's contract with the Naval Air Warfare Center at China Lake, California, on September 30, 1995. The China Lake contract accounted for approximately 17% of the Company's total operating income and approximately 16% of the Company's total revenue in the first two quarters of Fiscal Year 1996. The loss of this contract required the Company to reduce the indirect organization supporting this business in line with the reduced revenue base. The Company's remaining services revenue increased 3% in the first two quarters of Fiscal Year 1997 over the comparable period of the prior fiscal year.

              Sales to the U.S. Government as well as to government prime contractors were 54% and 43% of the Company's total revenue during the first two quarters of Fiscal Years 1996 and 1997, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. In the past two months, the Company has won two contract recompetition efforts to continue its support to the U.S. Government at Fort Hood, Texas and Ft. Huachuca, Arizona. The Company has no significant Government recompetitions over the next 18 months. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value Government procurements. As of September 1996, the Company has outstanding proposals valued at approximately $110 million for new efforts with Government agencies. There can be no assurance that the Company will be selected and awarded the work associated with these outstanding proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the Governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for outsourced staffing services is down 6.8% from $469,000 in the second quarter of Fiscal Year 1996 to $437,000 in the second quarter of Fiscal Year 1997. Operating income for outsourced staffing services is down 15.7% from $1,137,000 in the first two quarters of Fiscal Year 1996 to $959,000 in the first two quarters of Fiscal Year 1997. The reduced operating income is due to the impact of the completion of the China Lake contract. The operating loss for the Company's software products line continued at comparable levels due to a concerted effort on the Company's part to complete a comprehensive repositioning of the CASE tool products. The upgraded product was released on February 29, 1996. Because of the long sales cycle involved in selling the Company's software products, the Company believes that the receipt of increased orders for the upgraded product will occur over an extended period of time.


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


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 1, 1996. The loan agreement consists of (1) an $8 million revolving credit facility, which expires June 30, 1998, and (2) a $5 million guidance line of credit, which expires June 30, 1997. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $15 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first two quarters of Fiscal Year 1997. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs.

              During the second quarter of Fiscal Year 1997, the Company's average days' sales in accounts receivable have remained steady from the prior fiscal year's levels, at approximately 47 days.

              Several additional key factors indicating the Company's financial condition include:

                                           July 31, 1996        January 31, 1996
                                           -------------        ----------------

              Current ratio                         3.47                    3.09
              Working capital             $   17,659,000        $     16,049,000
              Book value per share                 $5.05                   $4.62

              The Company continues to demonstrate improvements in the above financial factors during the first two quarters of Fiscal Year 1997, primarily due to increased operating margins from increased sales of wireless communications products.

              The Company announced during the second quarter of Fiscal Year 1997 that it had agreed to purchase the assets of R.A.L. Consulting and Staffing Services, Inc. ("RAL") an engineering, technical and administrative staffing company serving primarily the commercial marketplace. The acquisition was effective on August 1, 1996. The terms of the purchase agreement required the Company to make an initial payment to RAL at closing, and provide for additional payments subject to the business attaining certain profitability objectives over the next three years. The activity for CoSource Solutions, Inc., the newly-formed, wholly-owned subsidiary of COMARCO, Inc. which purchased RAL's assets, will be consolidated with the rest of the Company's operations beginning in the third quarter of Fiscal Year 1997.

              The Company also announced during the second quarter of Fiscal Year 1997 that it had agreed to purchase the assets of GTE Cellular Communications Corporation ("GTE-CCC"), the callbox operation of GTE. The acquisition is anticipated to be effective during the third quarter of Fiscal Year 1997. The terms of the GTE-CCC agreement require the Company to make an initial payment to GTE at closing, and provide for additional payments based on certain sales activities over the ensuing two years.

              The two above stated acquisitions will be funded from the Company's internal working capital and will not have a significant impact on the Company's financial condition.

              The Company has a significant commitment for capital expenditures at July 31, 1996 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. Under the software development portion of the Company's product development program, the Company capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, $957,000 and $650,000, respectively, in the first two quarters of Fiscal Year 1997.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of July 31, 1996, the Company has re-purchased and retired approximately 799,000 shares, which includes 2,500 shares re-purchased in the first two quarters of Fiscal Year 1997. The average price paid per share re-purchased under the program was $4.78.

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

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              10.19 Second Amendment to Loan Agreement dated August 30, 1996 between the Company and NationsBank of Virginia, N.A.

              10.20 Second Amended and Restated Master Line of Credit Note dated August 30, 1996 between the Company and NationsBank of Virginia, N.A.

              10.21 Second Amended and Restated Guidance Line of Credit Note dated August 30, 1996 between the Company and NationsBank of Virginia, N.A.

              10.22 Asset Purchase Agreement among COMARCO, Inc., CoSource Solutions, Inc., R.A.L. Consulting and Staffing Services, Inc. and Robert A. Lovingood dated July 23, 1996.

              10.23 Employment Agreement between COMARCO, Inc., CoSource Solutions, Inc., and Robert A. Lovingood dated July 23, 1996.

              10.24 Noncompetition and Confidentiality Agreement between COMARCO, Inc., CoSource Solutions, Inc., and Robert A. Lovingood dated July 23, 1996.

              ll.     Schedule of Computation of Net Income Per Share

       (b)    Reports on Form 8-K

              None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            COMARCO, Inc.
                                  ----------------------------------
                                            (Registrant)




September 13, 1996




                                           THOMAS P. BAIRD
                                   ----------------------------------
                                           Thomas P. Baird
                                        Chief Financial Officer
                          (Authorized Officer and Principal Financial Officer)