Form 10-Q
period 1996-10-31
COMARCO INC
filed 1996-12-12
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1996                 Commission File Number 0-5449



                                  COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                           95-2088894
-------------------------------                           ----------------------
State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California           92887
------------------------------------------------------------         -----------
    (Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code               (714) 282-3832
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1996.

                Common Stock,
                $.10 Par Value                   4,800,309 Shares
                --------------                   ----------------

Index to Form 10-Q

                                                                    Page No.
                                                                    --------
Part I.        Financial Information


 Condensed Consolidated Balance Sheets
     October 31, 1996 and January 31, 1996                               1

 Condensed Consolidated Statements of Income
     Quarters ended and Three Quarters ended October 31, 1996
     and October 29, 1995                                                2

 Condensed Consolidated Statements of Cash Flows
     Three Quarters ended October 31, 1996 and October 29, 1995          3

 Notes to Condensed Consolidated Financial Statements                  4-5

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              6-12



 PART II.       OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                           13

 Signature                                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                  October 31, 1996           January 31, 1996
                                                     (Unaudited)                     *
                                                  -----------------          ----------------
ASSETS
Current assets:
         Cash and cash equivalents                $       6,851,000          $     11,801,000
         Short-term investments                           2,194,000                 2,657,000
         Accounts receivable, net                        13,342,000                 7,335,000
         Inventory                                        2,949,000                 1,361,000
         Other current assets                             1,366,000                   573,000
                                                  -----------------          ----------------

Total current assets                                     26,702,000                23,727,000

Long-term investments                                     1,962,000                   841,000
Property and equipment, net                               1,732,000                 1,174,000
Software development costs, net                           2,181,000                 1,401,000
Intangible assets, net                                    2,700,000                 2,578,000
Other assets                                                298,000                   268,000
                                                  -----------------          ----------------

TOTAL ASSETS                                      $      35,575,000          $    29,989,000
                                                  =================          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                         $         385,000          $        547,000
         Deferred revenue                                 1,687,000                 1,410,000
         Accrued liabilities                              7,284,000                 5,721,000
                                                  -----------------          ----------------

Total current liabilities                                 9,356,000                 7,678,000

Deferred income taxes                                       701,000                   573,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000 shares authorized,
           4,800,309 and 4,707,709 shares
           outstanding at October 31, 1996 and
           January 31, 1996, respectively                   480,000                   471,000
         Capital contributed in excess
           of par value                                   4,375,000                 3,883,000
         Retained earnings                               20,663,000                17,384,000
                                                  -----------------          ----------------

Total stockholders' equity                               25,518,000                21,738,000
                                                  -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      35,575,000          $     29,989,000
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

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                ------------ Quarter Ended --------------       --------- Three Quarters Ended -------
                                October 31, 1996         October 29, 1995       October 31, 1996      October 29, 1995
                                ----------------         ----------------       ----------------      ----------------
Revenues:
   Contract revenues               $ 14,181,000            $ 14,187,000           $ 37,650,000            $ 42,376,000
   Product sales                      4,189,000               4,299,000             13,226,000              10,684,000
                                      ---------               ---------             ----------              ----------
                                     18,370,000              18,486,000             50,876,000              53,060,000
                                     ----------              ----------             ----------              ----------

Direct costs:
   Contract costs                    10,033,000               9,726,000             25,532,000              28,594,000
   Cost of product sales              1,760,000               2,113,000              4,902,000               4,961,000
                                      ---------               ---------              ---------               ---------
                                     11,793,000              11,839,000             30,434,000              33,555,000

Indirect costs                        5,056,000               5,230,000             15,745,000              15,572,000
                                      ---------               ---------             ----------              ----------

                                     16,849,000              17,069,000             46,179,000              49,127,000
                                     ----------              ----------             ----------              ----------

Operating income                      1,521,000               1,417,000              4,697,000               3,933,000

Net interest income                     126,000                 114,000                426,000                 346,000
                                        -------                 -------                -------                 -------

Income before income taxes            1,647,000               1,531,000              5,123,000               4,279,000

Income taxes                            558,000                 511,000              1,844,000               1,583,000
                                   ------------            ------------           ------------            ------------


Net income                         $  1,089,000            $  1,020,000           $  3,279,000            $  2,696,000
                                   ============            ============           ============            ============

Earnings per share*
   Primary                            $     .20               $     .20              $     .61              $      .53
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

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 --------- Three Quarters Ended --------
                                                                 October 31, 1996       October 29, 1995
                                                                 ----------------       ----------------
Cash flows from operating activities:
    Net income                                                      $  3,279,000          $  2,696,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                   1,708,000             1,684,000
       Loss on disposal of property and equipment                          6,000                 9,000
       Deferred income taxes                                            (359,000)               38,000
       Provision for doubtful accounts receivable                         28,000                23,000
       Net purchases of trading securities                              (648,000)              (52,000)
       Increase in accounts receivable                                (4,536,000)             (200,000)
       Increase in inventory                                            (961,000)             (435,000)
       Increase in other current assets                                 (288,000)              (34,000)
       Increase in other assets                                           (2,000)              (11,000)
       Increase (decrease) in accounts payable                          (162,000)               90,000
       Increase in deferred revenue                                      277,000               176,000
       Increase (decrease) in accrued liabilities                        834,000            (1,037,000)
                                                                    ------------          -------------

    Net cash provided (used) by operating activities                    (824,000)            2,947,000

Cash flows from investing activities:
    Purchases of investments                                          (1,572,000)           (1,430,000)
    Proceeds from sales of investments                                 1,562,000               984,000
    Purchases of property and equipment                                 (632,000)             (581,000)
    Software development costs                                        (1,725,000)           (1,525,000)
    Payment for purchase of assets of RAL Consulting and              (1,197,000)                 -
       Staffing Services, net of cash acquired
    Payment for purchase of callbox assets of GTE Cellular            (1,063,000)                 -
       Communications Corp., net of cash acquired

    Net cash used in investing activities                             (4,627,000)           (2,552,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                               590,000               291,000
    Purchase of common stock                                             (89,000)                   -
    Purchase of subordinated debentures                                       -               (844,000)
                                                                    -------------         -------------

    Net cash provided (used) by financing activities                     501,000              (553,000)
                                                                    ------------          -------------

Net decrease in cash and cash equivalents                           $ (4,950,000)         $   (158,000)
                                                                    =============         =============


Supplemental disclosures of cash flow information:
  Cash paid during the three quarters for:
       Interest                                                     $         -           $     41,000
       Income taxes                                                    1,677,000             1,702,000

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      October 31, 1996 and October 29, 1995
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at October 31, 1996 and October 29, 1995 and the results of its operations and cash flows for the quarter ended and three quarters ended October 31, 1996 and October 29, 1995. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and three quarters ended October 31, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

2.     Asset Acquisitions

       The Condensed Consolidated Balance Sheet includes the assets of RAL Consulting and Staffing Services, Inc., acquired by a newly-formed subsidiary of the Company, CoSource Solutions, Inc., ("CoSource") in August 1996, and the Condensed Consolidated Statement of Income includes CoSource's operations since August 1, 1996. CoSource is an engineering, technical and administrative staffing company serving primarily the commercial marketplace. CoSource has annual revenues of approximately $10 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired share of the tangible and identifiable intangible assets and assumed liabilities based on their respective fair values. The purchase price could be increased based upon the achievement by CoSource of certain performance objectives over the next three years.

       In addition, the Condensed Consolidated Balance Sheet includes the callbox assets of GTE Cellular Communications Corporation, ("GTE-CCC") acquired by Comarco Wireless Technologies, Inc., a subsidiary of the Company, in October 1996, and the Condensed Consolidated Statement of Income includes GTE-CCC operations since October 1, 1996. GTE-CCC is a wireless communications company which sells and maintains emergency cellular callboxes for the public and private sectors. GTE-CCC has annual revenues of approximately $5 million. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired share of the tangible and identifiable intangible assets and assumed liabilities based on their respective fair values. The purchase price could be increased based upon certain sales activities over the next three years.

3.     Significant Accounting Policies - Per Share Information

       The outstanding shares used for earnings per share calculations for all years presented include the weighted average effect of common shares and common share equivalents outstanding during the year. Common share equivalents include dilutive stock options computed using the treasury stock method. Convertible subordinated debentures, which were retired in the first quarter of Fiscal Year 1996, are not considered common stock equivalents and are not considered in the computation of fully diluted earnings per share since the effect would be antidilutive. Consolidated net income of the Company used for earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock. Primary earnings per share is calculated as follows:

                                  ------------ Quarter Ended -------------        --------- Three Quarters Ended --------
                                  October 31, 1996        October 29, 1995        October 31, 1996       October 29, 1995
                                  ----------------        ----------------        ----------------       ----------------
 Net income                         $ 1,089,000              $ 1,020,000             $ 3,279,000             $ 2,696,000
 less - net income
   allocated to subsidiary
   dilutive stock options
   outstanding                          (49,000)                 (29,000)               (158,000)                (58,000)
                                    ------------             ------------            ------------            ------------

 Net income used in
   calculation of primary
   income per share                 $ 1,040,000              $   991,000             $ 3,121,000             $ 2,638,000
                                    ===========              ===========             ============            ============

 Weighted average number
   of common shares used in
   calculation of primary
   income per share                   5,132,000                4,977,000               5,121,000               4,957,000
                                    ===========                =========             ============            ============

 Primary income per
   common share                     $       .20              $       .20             $       .61             $       .53
                                    ===========              ===========             ============            ============

4.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are in paragraphs 9, 10, 11, 15, 17, 18, 20, 24, 25, 30, 31, 33 and 34 of Management's Discussion and Analysis of Results of Operations and Financial Condition (paragraphs are numbered beginning with the first paragraph under "Results of Operations"). A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

       (a)    Results of Operations

              The Company operates primarily in two business areas: wireless communications products and outsourced staffing services.

              During the third quarter of Fiscal Year 1997 (year ending January 31, 1997), the Company recorded total revenues of $18.4 million, down .5% from the revenues of $18.5 million for the comparable period of the prior fiscal year. Revenues for the first three quarters of Fiscal Year 1997 of $50.9 million are down 4.1% from $53.1 million for the comparable period of the prior fiscal year. Decreased year-to-year revenues are primarily due to:
                    o substantial completion as of September 30, 1995, of the
                      Company's contract with the Naval Air Warfare Center ("NAWC") at China Lake, California,
              partially offset by:
                    o increased   sales  of  the   Company's   wireless
                      communications   products, and
                    o increased other outsourced staffing services revenue
                      (other than the China Lake contract).

              Revenues from the operations acquired from RAL Consulting and Staffing Services, Inc. and GTE Cellular Communications Corp. (see footnote 2) were approximately $3 million in the third quarter of Fiscal Year 1997. These revenues are included in the accompanying Condensed Consolidated Statements of Income.

              Total direct costs of $11.8 million for the third quarter of Fiscal Year 1997 are unchanged from the comparable period of the prior year. Direct costs for the first three quarters of Fiscal Year 1997 of $30.4 million are down $3.2 million, or 9.5%, from $33.6 million for the comparable period of the prior fiscal year. The year-to-year decrease is due to the completion of the China Lake contract, offset by increased sales of wireless communications products, as discussed above. The year-to-year decrease in the amount of direct costs is greater than the decrease in revenues since the Company's wireless communications products business requires a smaller component of direct costs than the outsourced staffing services business.

              Total indirect costs of $5.1 million for the third quarter of Fiscal Year 1997 are down $.1 million, or 1.9%, from $5.2 million for the comparable period of the prior fiscal year. Indirect costs for the first three quarters of Fiscal Year 1997 of $15.7 million are up $.1 million, or .6%, from $15.6 million for the comparable period of the prior fiscal year. The slight increase is due to the completion of the China Lake contract, offset by increased sales of wireless communications products, as discussed above.

              Net interest income (interest income, less amortization of offering costs and interest expense) for the third quarter of Fiscal Year 1997 amounted to $126,000, as compared to $114,000 for the comparable period of the prior fiscal year. Net interest income for the first three quarters of Fiscal Year 1997 amounted to $426,000, as compared to $346,000 for the comparable period of the prior fiscal year. The increase in the three quarter period amount is principally due to the repurchase of the Company's convertible subordinated debentures outstanding and the accelerated amortization of offering costs related to the Company's purchase of its convertible subordinated debentures during the first quarter of Fiscal Year 1996, as well as an increase in the amount of the Company's invested funds. The Company recorded accelerated offering cost amortization of $23,000 in the first quarter of Fiscal Year 1996, when the Company retired the remaining $844,000 of its convertible subordinated debentures on April 15, 1995.

              The Company's effective tax rate for the first three quarters of Fiscal Year 1997 is 36% versus an effective tax rate of 37% for the comparable period of the prior fiscal year.

              The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products at higher operating income margins, as well as increased net interest income.

              Wireless Communications Products

              Wireless communications products revenues decreased 2.4% to $4.0 million for the third quarter of Fiscal Year 1997 from $4.1 million for the comparable period of the prior fiscal year. Revenues increased 24.5% to $12.2 million for the three quarters ended October 31, 1996 from $9.8 million for the comparable period of the prior fiscal year. The nature of the wireless communications products business is inherently less predictable (than the Company's traditional outsourced staffing services business) as the Company will normally not have a significant amount of unfilled product orders at the end of a period. Therefore, the amount of orders, sales levels, and profits are more difficult to predict and may fluctuate significantly from quarter to quarter.

              Sales from foreign sources were $.4 million and $4.3 million for the third quarter and the three quarters ended October 31, 1996, respectively. In comparison, foreign sales for all of Fiscal Year 1996 were $1.4 million. The Company is continuing its expansion into the international marketplace with planned marketing offices in the United Kingdom and Singapore by the first quarter of Fiscal Year 1998.

              In addition, the Company is continuing its product development effort, with the development of products supporting the CDMA, TDMA, NAMPS, ETACS and GSM air interfaces.

              Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                            Three Quarters Ended     Three Quarters Ended
                                              October 31, 1996         October 29, 1995
                                              ----------------         ----------------
              Revenues                             $12,244,000              $9,820,000
              Cost of product sales                  4,691,000               4,253,000
                                                     ---------               ---------

              Gross income                           7,553,000               5,567,000
              Gross income percentage                    61.7%                   56.7%

              Indirect costs*                        4,370,000               3,161,000
                                                     ---------               ---------

              Operating income                      $3,183,000              $2,406,000
                                                    ==========              ==========

              *Indirect  costs  include  selling,  general,  and  administrative expenses as well as research and development expenses.

              The Company has made certain reclassifications of expenses to more accurately reflect the composition of direct and indirect costs related to product sales.

              In the first three quarters of Fiscal Year 1997, the gross income percentage increased to 61.7% of revenues from 56.7% of revenues for the comparable period of the prior fiscal year. The increased gross income percentage is due to the incremental benefit of spreading the fixed costs of operations over a larger activity base.

              The increase in indirect costs of 38.2% for the first three quarters of Fiscal Year 1997 over the comparable period of the prior fiscal year is a result of the increase in revenues, as well as an increase in infrastructure to support anticipated growth. Selling, general and administrative expenses increased 64.9% from the first three quarters of Fiscal Year 1996 to the first three quarters of Fiscal Year 1997, while expensed research and development decreased 17.7% to $839,000 from the first three quarters of Fiscal Year 1996 to the first three quarters of Fiscal Year 1997. As part of its product development program, the Company is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1.7 million and $1.0 million, respectively, during the first three quarters of Fiscal Years 1997 and 1996, respectively. Corresponding amounts amortized were $875,000 and $925,000, respectively. The Company's future product prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              Operating income as a percentage of revenues is 24.4% for the third quarter of Fiscal Year 1997, compared to 24.8% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 26.0% for the first three quarters of Fiscal Year 1997, compared to 24.5% for the comparable period of the prior fiscal year.

              The Company's orders for wireless communications products totalled $8.3 million for the third quarter of Fiscal Year 1997, up from $2.9 million from the comparable prior period. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. For the twelve month periods ended October 1996 and 1995, orders received were $19.9 million and $13.5 million, respectively. The value of unfilled product orders at October 31, 1996 totalled $5.1 million. Of this amount, $4.0 million relates to an order received to modify an installed base of callboxes over an 18 month period. In addition, $10.5 million of contract value was received from the acquisition of the GTE callbox business (see footnote 2). Deferred revenue of $1.5 million has been recorded for anticipated customer warranty obligations.

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential regulatory and trade restrictions; and changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products, therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the
              Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, trademarks, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect of its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

              Outsourced Staffing Services Revenue

              Revenues provided by the Company's outsourced staffing services business area were unchanged from the third quarter of Fiscal Year 1996 to the third quarter of Fiscal Year 1997 at $14.4 million. Revenues from this business area decreased 10.6%, from $43.3 million for the first three quarters of Fiscal Year 1996 to $38.7 million for the first three quarters of Fiscal Year 1997. Revenues in this business area decreased from 81.5% of the Company's total revenues in the first three quarters of Fiscal Year 1996 to 76.0% of the Company's total revenues in the first three quarters of Fiscal Year 1997. These decreases are due to the completion of the Company's contract with the Naval Air Warfare Center at China Lake, California, on September 30, 1995. The China Lake contract accounted for approximately 15% of the Company's total operating income and approximately 14% of the Company's total revenue in the first three quarters of Fiscal Year 1996. The loss of this contract required the Company to reduce the indirect organization supporting this business in line with the reduced revenue base. Revenues derived from CoSource Solutions, Inc., the Company's new staffing subsidiary (see footnote 2), in the third quarter of Fiscal Year 1997 were $2.6 million. The Company's remaining services revenue increased 3% in the first three quarters of Fiscal Year 1997 over the comparable period of the prior fiscal year.

              Sales to the U.S. Government as well as to government prime contractors were 53% and 42% of the Company's total revenue during the first three quarters of Fiscal Years 1996 and 1997, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. In the current fiscal year, the Company has won two contract recompetition efforts to continue its support to the U.S. Government at Fort Hood, Texas and Ft. Huachuca, Arizona. The Company's next significant contract completion is scheduled to be in March 1998. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any outstanding proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the Governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for outsourced staffing services is up 42.3% from $390,000 in the third quarter of Fiscal Year 1996 to $555,000 in the third quarter of Fiscal Year 1997. Operating income for outsourced staffing services is down .9% from $1,527,000 in the first three quarters of Fiscal Year 1996 to $1,514,000 in the first three quarters of Fiscal Year 1997. The increased operating income for the third quarter of Fiscal Year 1996 to the third quarter of Fiscal Year 1997 is due to a reduction in the operating loss for the Company's software products line, combined with the operating income generated by CoSource Solutions, Inc., offset by the impact of the completion of the China Lake contract.

              New Accounting Standards

              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("Statement 121"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss is recognized based on the difference between the asset's carrying amount and its fair market value. The Company adopted Statement 121 as of February 1, 1996. The adoption of Statement 121 did not have a material impact on the Company's financial condition or results of operations. The Company continually reviews its long-lived assets for purposes of compliance with Statement 121.

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

       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 1, 1996. The loan agreement consists of (1) an $8 million revolving credit facility, which expires June 30, 1998, and (2) a $5 million guidance line of credit, which expires June 30, 1997. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $15 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first two quarters of Fiscal Year 1997 and $13 million during the third quarter of Fiscal Year 1997. The decrease during the third quarter was due to the cost of financing the acquisitions which occurred during the quarter (see footnote 2). Maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, and software product development costs.

              During the third quarter of Fiscal Year 1997, the Company's average days' sales in accounts receivable have increased to approximately 59 days. This increase is due to accounts receivable recorded as a result of the acquisitions in the quarter, and in addition, due to the international sales of the Company's wireless communications products. The Company's experience has shown that international sales require a longer collections cycle than domestic sales. The Company anticipates that average days' sales will decrease during the fourth quarter, however, a return to historical levels of 45 to 50 days will be dependent upon the Company's international sales activity.

              Several additional key factors indicating the Company's financial condition include:

                                            October 31, 1996    January 31, 1996
                                            ----------------    ----------------

              Current ratio                             2.85                3.09
              Working capital                    $17,346,000         $16,049,000
              Book value per share                     $5.32               $4.62

              The Company continues to demonstrate overall improvements in the above financial factors during the first three quarters of Fiscal Year 1997, primarily due to increased operating margins from increased sales of wireless communications products.

              The Company completed the asset acquisition of RAL Consulting and Staffing Services, Inc. ("RAL"), an engineering, technical and administrative staffing company serving primarily the commercial marketplace, on August 1, 1996. The terms of the purchase agreement required the Company to make an initial payment of $1.2 million to RAL at closing, and provide for additional payments subject to the business attaining certain profitability objectives over the next three years. The activity for CoSource Solutions, Inc., the newly-formed, wholly-owned subsidiary of COMARCO, Inc. which purchased RAL's assets, is consolidated with the rest of the Company's operations as of August 1, 1996.

              The Company also completed the asset acquisition of GTE Cellular Communications Corporation ("GTE-CCC"), the callbox operation of GTE, during the third quarter of Fiscal Year 1997, effective as of October 1, 1996. The terms of the GTE-CCC agreement required the Company to make an initial payment of $1.1 million to GTE at closing, and provide for additional payments based on certain sales activities over the ensuing two years. The activity for this acquisition is consolidated with the rest of the Company's operations as of October 1, 1996.

              The two above stated acquisitions were funded from the Company's internal working capital and did not have a significant impact on the Company's financial condition. Any contingent payments provided in the acquisition agreements are also anticipated to be funded from the Company's working capital, with no significant impact on the Company's financial condition.

              The Company has a significant commitment for capital expenditures at October 31, 1996 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. Under the software development portion of the Company's product development program, the Company capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, $1.7 million and $875,000, respectively, in the first three quarters of Fiscal Year 1997.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of October 31, 1996, the Company has re-purchased and retired approximately 803,000 shares, which includes 6,000 shares re-purchased in the first three quarters of Fiscal Year 1997. The average price paid per share re-purchased under the program was $4.82.

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




                                                 COMARCO, Inc.
                                ------------------------------------------------
                                                  (Registrant)




December 12, 1996




                                               THOMAS P. BAIRD
                                ------------------------------------------------
                                               Thomas P. Baird
                                           Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)