Form 10-K
period 1997-01-31
COMARCO INC
filed 1997-04-30
CIK 22252

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                -----------------------
                                        FORM 10-K

----------
(Mark One)
[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1997 or



[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from             to
                               ----------      ----------
Commission File Number 0-5449

                                  COMARCO, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter

              CALIFORNIA                           95-2088894
   -------------------------------    -----------------------------------
   (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

   22800 Savi Ranch Parkway, Suite 214
      Yorba Linda, California                         92887
   -----------------------------------              ---------
   (Address of principal executive office)          (Zip Code)

                               (714) 282-3832
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:
                                      none

,
           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

            Common stock outstanding at February 28, 1997 - 4,780,959
                                     shares.

                                            Aggregate market value of
     Class                                  shares held by non-affiliates

   Common Stock..................................... $42,541,408

     The total number of shares held by non-affiliates on February 28, 1997 was 2,447,722. This number was multiplied by $17.38 per share (the closing sale price of the Common Stock on February 28, 1997 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission by May 30, 1997 a definitive Proxy Statement (the "1997 Proxy Statement") relating to its 1997 Annual Meeting of Stockholders, which meeting involves the election of directors and certain related matters. The 1997 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.



                              CROSS REFERENCE SHEET

     The following table indicates the headings in the 1997 Proxy Statement under which the information required in Part III of this Form 10-K may be found.


Form
10-K
Item
 No.                       Item in Form 10-K                     Item in 1997 Proxy Statement
------                   ----------------------                ---------------------------------
10. "Directors and Executive Officers of the Registrant"....  "Election of Directors and Officers"
11. "Executive Compensation"................................  "Executive Compensation"
12. "Security Ownership of Certain Beneficial Owners
        and Management".....................................  "Ownership of Securities"
13. "Certain Relationships and Related Transactions"........  "Executive Compensation"



Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report on Form 10-K upon written request.

                                     PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are in paragraphs 6-10, 13-20, 35 and 36 of Business, and paragraphs 6, 10, 11, 13, 22, 26, 28, 33, 37, 40 and 41 of
Management's Discussion and Analysis of Results of Operations and Financial Condition. Actual results may differ from those identified in such forward-looking statements.


ITEM 1.  Business

COMARCO, Inc. and its subsidiaries (the "Company", "COMARCO", or the "registrant") is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc. Two subsidiaries, Decisions and Designs, Inc. and International Business Services, Inc., were acquired in late 1985 and early 1986. A third subsidiary, Comarco Wireless Technologies, Inc. ("Comarco Wireless"), was formed in January 1994 to further develop the Company's wireless communications products business. A fourth subsidiary, LCTI, Inc., was acquired in August 1994. LCTI develops special purpose software for military and commercial applications. A fifth subsidiary, Manufacturing Technology Training Center, Inc. (MTTC), was formed in January 1996 to further develop the Company's technology training business. A sixth subsidiary, Comarco Wireless Europe Inc., a wholly-owned subsidiary of Comarco Wireless Technologies, Inc., was formed in April 1996 to market and provide post-contract customer support for the Company's wireless communications products to international customers. A seventh subsidiary, Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), was formed in August 1996 to acquire the assets of a commercial outsourced staffing services company. An eighth subsidiary, Comarco Systems, Inc., was formed in January 1997 to further develop the Company's outsourced engineering and technical services business.


BUSINESS AREAS

The business and major customer information provided in the Company's Consolidated Financial Statements contained in this report are incorporated herein by reference. In particular, see Note 1 of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company has historically engaged in providing outsourced staffing services (engineering, technical, and airport management) to agencies of the United States Government, government prime contractors, and local government agencies. To broaden its existing outsourced staffing services business, the Company acquired a commercial outsourced staffing services company in August 1996.
During the past three years, the Company, through its subsidiary, Comarco Wireless Technologies, Inc., has invested more of its resources in developing products for the wireless communications industry. This effort has resulted in COMARCO realizing over 75% of its operating income from this business area.

Summarized financial information by business segment for the Company's Fiscal Year 1997, which ended January 31, 1997, is as follows:



                            Wireless             Outsourced
                         Communications       Staffing Services         Corporate
                            Products          and Other Revenue         and Other               Total
                      ----------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Revenues              $       19,519        $       51,895        $          ---        $       71,414
Operating income               5,250                 1,396                   (28)                6,618
Identifiable assets           11,610                 7,123                20,477                39,210



WIRELESS COMMUNICATIONS PRODUCTS
--------------------------------

The Company's wireless communications products business, through its subsidiary, Comarco Wireless Technologies, Inc., is presently comprised of three product families: field measurement products, revenue assurance products and wireless applications products.

o Field measurement products provide a method for benchmarking and analyzing the performance of wireless system networks. The field measurement product line includes the Generation II cellular survey system, the NES250 network evaluation system, the NRS network readiness system, the CDPD data survey product, and the Company's latest product introduction, the LT 100, which permits day-to-day network performance monitoring of cellular and PCS networks.

o The revenue assurance product line includes system products and services that test the integrity of cellular carriers' billing systems.

o Wireless applications products include wireless data telemetry systems and emergency callbox systems. The Company's wireless data telemetry system is the Cellular Data Gateway that is used to transport data and is optimized for wide area applications. In October 1996, the Company purchased certain callbox product line assets from GTE. The installed base purchased from GTE consists of over 18,000 units, of which approximately 11,000 are being serviced by the Company under long-term maintenance contracts. In addition, in February 1997, the Company acquired certain callbox product line assets of Cubic Communications, Inc. The installed base purchased from Cubic Communications consists of approximately 6,500 units. The combination of the two product lines establishes the Company as a major vendor to this niche of the wireless application products marketplace.

Comarco Wireless Technologies' revenues increased to 27% of the Company's total revenue in Fiscal Year 1997, a 36% increase over the prior fiscal year. Operating income increased 41% year-to-year and represented 79% of the Company's consolidated operating income for Fiscal Year 1997. Continued growth in Comarco Wireless revenues and income is predicated on a number of factors, including the continued success of the Company's product development efforts, a continued geographical expansion to international markets and continued acceptance of the Company's products by its customers, none of which can be assured.

International sales in Fiscal Year 1997 totalled $5.4 million, up from $1.4 million in the prior fiscal year. The Company expects this segment of its business to continue to grow. Marketing and post-contract customer support offices have recently been opened and staffed in Singapore and London, England.


PRODUCT DEVELOPMENT

As part of its product development program, the Company is continuing its product development program in its wireless communications business. Because a common thread of technology runs through all Comarco Wireless product lines, the Company believes that it can leverage its investment and maintain the focus and concentration of its technical and marketing resources, although there can be no assurance in that regard. The Company in general has been developing and continues to plan to develop products that will be compatible with all wireless communications air interfaces worldwide. New products this year included GSM and CDMA air interface products and the introduction of our LT-100 platform to our field measurement product line. The Company's wireless product life cycle is estimated to be two to five years, depending on the product.

The Company is also continuing its development of a new product line, a rechargeable power adapter for laptop computers and cellular telephones. The objective of this product is to be smaller, lighter and more versatile than existing products on the market and is based on the Company's patented power transfer technology. The product is currently in FCC and UL testing. Potential customers would include after market and original equipment manufacturers. There can be no assurance that the Company will be successful in bringing this product to market, or that this product will be successful. If the Company is successful, the production, marketing, and sale of this product will require a significant amount of working capital for the financing of inventory and accounts receivable.

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

As part of its product development program, the Company is continuing its software product development program in its wireless communications business. During Fiscal Year 1997 and Fiscal Year 1996, the Company's wireless communications business capitalized approximately $2.2 million and $1.4 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards Number 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Of the amounts capitalized, $1.0 million and $1.1 million, respectively, were amortized in Fiscal Years 1997 and 1996 against product sales in accordance with Statement No. 86.

In addition, during Fiscal Years 1997, 1996, and 1995, Comarco Wireless had expenditures of $1.9 million, $1.8 million and $340,000, respectively, for research and development expenses (includes Company-sponsored software development costs prior to determination of technological feasibility) on current and anticipated products.


BACKLOG

The value of unfilled orders at Comarco Wireless as of January 31, 1997 is approximately $19.6 million, compared to $4.4 million as of January 31, 1996. The current year balance includes $3.9 million of product orders for the field measurement and revenue assurance product lines, and $2.3 million of deferred revenue for basic and extended warranty commitments. Management believes that approximately 90% of this backlog amount (of $6.2 million) will result in revenue during Fiscal Year 1998. In general, most of the Company's products orders are filled within months from the receipt of the order. The remaining value of unfilled orders of $13.4 million is related to the callbox product line. This backlog balance consists of $9.3 million of long-term maintenance agreements and a $4.1 million contract to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles contract to be performed in the latter half of Fiscal Year 1998.


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


MARKETING, SALES DISTRIBUTION

Comarco Wireless maintains its own internal sales force for the marketing and sales of the Company's product offerings in the United States. The Company has established a network of agents and distributors for the coordination of sales activity outside of the United States. In addition, the Company has opened and staffed marketing and customer support offices in Singapore and London, England to service Asia and Europe, respectively. This expansion overseas faces a number of inherent barriers, including: the need for export licenses; tariffs and other potential trade restrictions; and changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products. The Company currently has limited experience in penetrating the foreign marketplace and, therefore, companies having a presence or already doing business overseas may have a competitive advantage over the Company. There can be no assurance that the Company's international operations will be successful.


CAPITAL REQUIREMENTS

Comarco Wireless' working capital needs primarily consist of the cost of the upfront product development effort required to expand the Company's product offerings, inventory requirements, including long lead time materials, and the financing of accounts receivable, which will generally become longer upon the Company's planned geographical expansion into Europe, Asia and Latin America. Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. In the event that any of its single source suppliers are unable to fulfill Company requirements or discontinue the manufacture of a key component, the Company may experience an interruption in production. The radio interface devices designed into the Company's products are key purchased components whose lack of availability could have a material adverse impact on sales and profits. Working capital requirements are expected to be financed from operations and the financial resources of the Company.


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


EMPLOYEES

As of April 1, 1997, Comarco Wireless employed approximately 100 employees. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the development of new products. The competition for such personnel is intense, and the loss of key employees could have a material adverse effect on the Company's business, operating results, and financial condition. Recognizing this reality, the Company has instituted a long-term incentive stock option plan for key Comarco Wireless employees, whereby they will directly participate in the success of Comarco Wireless (see Note 11 of the Notes to Consolidated Financial Statements). The Company obtains its employees through a variety of means including advertisements, technical job fairs, engineering recruiters, and engineering temporary staffing firms.


COMPETITION

Comarco Wireless competes in a small niche (field measurement equipment) of the wireless communications marketplace. The business is competitive and there are other companies, many of which are larger and have greater financial resources, who provide or could provide the same type of products. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. The Company believes there are companies that provide or have the ability to provide the products the Company is planning for overseas users. Also, companies having a presence or already doing business overseas may have an advantage in knowing how to penetrate those markets. There can be no assurance that the Company will be able to compete successfully in the future, either domestically or internationally.


PROPRIETARY INFORMATION

The Company has one patent for its small power adapter for portable computing devices and cellular telephones, and patents covering its emergency callbox product. However, the Company currently relies primarily on a combination of trade secrets, copyrights, trademarks, and contractual rights to protect its intellectual property in the wireless products area. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third-party development of its technology. In addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.


Outsourced Staffing Services And Other Revenue
----------------------------------------------

These services are primarily in the fields of:

o    Information Technologies
o    Intelligent Instrumentation and Automated Test Systems
o    Ordnance and Weapon Systems Engineering Services
o    Airport Management Services
o    Commercial Staffing Services
o    Manufacturing Training

Approximately $51.9 million or 73% of the Company's revenues, and approximately $1.4 million, or 21% of its operating income, for the fiscal year ended January 31, 1997 were derived from contracts and subcontracts for such services.


Information Technologies
------------------------

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


Intelligent Instrumentation and Automated Test Systems
------------------------------------------------------

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

The Company provides design and fabrication of special purpose test support hardware such as aircraft subsystems, missile launchers, missile guidance and control interface electronics, and gun system platforms.

Through the Company's  software  products  business and its  LEXSYS(TM)  product line, it offers computer-aided software engineering tools for engineering of computer-based test program sets (TPSs) and related documentation. The Company also applies ATS to develop test program sets (TPSs) and interface devices (IDs) for operational performance verification and failure diagnosis of mission-critical electronic assemblies and subassemblies.

Ordnance and Weapon Systems Engineering Services
------------------------------------------------

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


Airport Management Services
---------------------------

The Company provides airport management services for local government agencies. Current significant efforts include a contract supporting the Metropolitan Washington Airports Authority at Washington National Airport and a long-term contract to manage five general aviation airports in Los Angeles County. Support in this area includes managing airport operations, ground transportation services, computerized revenue collection, and general management support functions. In addition, the Company began work on a long-term aviation services contract in February 1997 for Riverside County, California.


Commercial Staffing Services
----------------------------

In August 1996 the Company acquired the assets of RAL Consulting and Staffing Services, Inc. This operation provides engineering, technical, light industrial, and administrative staffing services to the commercial marketplace. Specific areas of expertise include: temporary personnel, general recruitment, substance abuse testing, OSHA compliance, and human resources consulting.


Manufacturing Training
----------------------

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


BACKLOG

The Company's backlog from outsourced staffing services and other revenue believed to be firm as of January 31, 1997 was $51 million, compared to $31 million as of January 31, 1996. The primary reason for the increase year-to-year is due to the award of a TPS contract by the Air Force to support the B-2 program, and the award of the Riverside County airports contract, as well as the exercise of a two-year option extending work on the Company's contract at Washington National Airport until September 30, 1998. The source of backlog is primarily contracts with the U.S. and local governments. Government contracts normally have a base and option periods totalling three to five years in duration. In many instances, government entities must issue work orders, delivery orders, or task orders prior to the Company commencing work. These entities have the discretion to terminate any contract at their convenience, and are normally obligated only to pay for costs incurred to date under a contract. In addition, these entities may elect to remove funding previously attached to a contract. Many of the Company's contracts are multi-year, with options to provide services for additional periods of time. There can be no assurances that the government entities will exercise the options, will not withdraw funds already committed, nor that the entities will fund the unfunded portions of the Company's contracts. It is estimated that approximately 64% of the firm backlog will be realized in Fiscal Year 1998.


GOVERNMENT CONTRACTS

A significant portion of the Company's total revenues (approximately 39% in FY97, 51% in FY96, and 58% in FY95) were derived from contracts with the United States Government, principally agencies of the Department of Defense. Significant portions of the Company's revenue are derived from contracts with the U.S. Army and U.S. Navy, 18% and 16%, respectively. Should changes in procurement policies or reductions in government expenditures occur, revenue and net income of the Company could be adversely affected (see Management's Discussion and Analysis of Results of Operations and Financial Condition). The Company's government contracts business is not seasonal; however variations may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. In the course of the Company's business, its contracts are periodically opened for competition. None of the Company's Fiscal Year 1997 government contracts are scheduled to end in Fiscal Year 1998. The Company plans to aggressively compete for its existing work and selectively pursue other high value Government procurements. There can be no assurance that the Company will be selected and awarded work under any future proposals.


COMPETITION

Approximately 80% of the Company's outsourced staffing services and other revenue business is awarded through competitive procurements. Government contracting services industries consist of thousands of companies, many of which are larger and have greater financial resources than the Company, who can provide the same type of services. The business is highly competitive. The Company obtains much of its business on the basis of submitted proposals to new and existing customers. Competition generally centers on price, past performance, technical capability, management plan, and personnel. There is no single company that competes directly with the Company on all of the Company's services and products.


PROPRIETARY INFORMATION

The United States Government has certain proprietary rights in software programs and products developed by the Company in its performance of government contracts.


EMPLOYEES

As of April 1, 1997, the Company employed approximately 970 full-time employees, of which 870 were part of the outsourced staffing services business area. In addition, the Company has approximately 260 employees working as temporaries in its commercial outsourced staffing business. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. Approximately 75 of the Company's employees in this business area are represented by the International Brotherhood of Teamsters and are covered by a collective bargaining agreement.


ITEM 2.  Properties

The Company's principal facilities on January 31, 1997, aggregating approximately 107,000 square feet, are located in the cities of Yorba Linda, Irvine, Camarillo, Anaheim, Victorville, and Ridgecrest, California; Vienna and Petersburg, Virginia; Sierra Vista, Arizona; Warner Robins, Georgia; Bloomfield, Indiana; Colorado Springs, Colorado; Huntsville, Alabama; Gaithersburg, Maryland; London; and Singapore, and are occupied under leases expiring prior to Fiscal Year 2004. With the exception of an 8,000 square foot area used for light manufacturing, all facilities are used for office space. The Company's aggregate annual property rent during Fiscal Year 1997 was approximately $1.0 million. The aggregate annual property rent in the year ending January 31, 1998 is expected to be approximately $1.1 million. Management believes that all facilities currently occupied by the Company provide sufficient space for the Company's present needs, and that suitable additional space will be available, if needed. Comarco Wireless operates from a single-site manufacturing operation. Any material disruption in the manufacturying operations of Comarco Wireless, whether due to fire, natural disaster, or otherwise, could have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM 3.  Legal Proceedings

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company. In particular, see Note 17 of the Notes to Consolidated Financial Statements.


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


                          Fiscal Years Ended January 31

                                                             Price
                                                    ------------------------
                                                      High           Low
                                                    ---------      ---------
      1997
         First Quarter.........................     $ 16.25        $ 13.00
         Second Quarter........................       22.50          14.88
         Third Quarter.........................       18.25          14.88
         Fourth Quarter........................       19.00          16.25
      1996
         First Quarter.........................     $ 11.50        $  8.13
         Second Quarter........................       11.75           8.88
         Third Quarter.........................       11.63           8.88
         Fourth Quarter........................       15.75           9.88

The Company had approximately 648 shareholders of record on February 28, 1997.

The terms of the Company's current bank loan agreement limit the payment of dividends under certain circumstances. The Company anticipates that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in the Company's business and for stock repurchases.

ITEM 6.  Selected Financial Data


                             SELECTED FINANCIAL DATA
                (Figures in thousands, except per share amounts)

                                                                    Years Ended January 31,
                                             -----------------------------------------------------------------------
                                                 1997          1996           1995          1994           1993
                                             -------------  ------------  -------------  ------------  -------------
Revenues:
   Contract revenues......................   $     50,858   $    54,278   $    58,796    $    59,500   $    79,051
   Product sales..........................         20,556        15,563         9,520          6,808         5,655
                                             -------------  ------------  -------------  ------------  -------------
                                                  71,414         69,841        68,316         66,308        84,706
                                             -------------  ------------  -------------  ------------  -------------
Direct costs:
   Contract costs.........................        35,599         36,540        39,271         39,553        53,188
   Cost of product sales..................         7,417          6,644         5,388          3,764         3,320
                                             -------------  ------------  -------------  ------------  -------------

                                                  43,016         43,184        44,659         43,317        56,508
Indirect costs............................        21,780         21,112        18,652         19,628        23,856
                                             -------------  ------------  -------------  ------------  -------------
                                                  64,796         64,296        63,311         62,945        80,364
                                             -------------  ------------  -------------  ------------  -------------

Operating income .........................         6,618          5,545         5,005          3,363         4,342
Interest expense..........................            __             44           231            333           436
Interest income...........................           559            541           298            349           284
                                             -------------  ------------  -------------  ------------  -------------

Income before income taxes and
   extraordinary item.....................         7,177          6,042         5,072          3,379         4,190

Income tax expense .......................         2,512          2,157         1,743            980           922
                                             -------------  ------------  -------------  ------------  -------------

Income before extraordinary item..........         4,665          3,885         3,329          2,399         3,268
Extraordinary item - gain on extinguishment
   of subordinated debentures, net of
   income tax expense.....................            --             --            --             --             4
                                             -------------  ------------  -------------  ------------  -------------
Net income ...............................   $     4,665    $     3,885   $     3,329    $     2,399   $     3,272
                                             =============  ============  =============  ============  =============
 Earnings per share:
   Primary:
     Before extraordinary item............   $       .86    $       .75   $       .68    $       .45   $       .60
     Extraordinary item...................            --             --            --             --           ---
                                             -------------  ------------  -------------  ------------  -------------
     Net income...........................   $       .86    $       .75   $       .68    $       .45   $       .60
                                             =============  ============  =============  ============  =============
   Fully diluted:
     Before extraordinary item............   $       .85    $       .73   $       .66    $       .45   $       .60
     Extraordinary item...................            --             --            --             --           ---
                                             -------------  ------------  -------------  ------------  -------------
      Net income..........................    $       .85    $       .73   $       .66    $       .45   $       .60
                                             =============  ============  =============  ============  =============

Dividends declared per share..............          None           None          None           None          None

                             SELECTED FINANCIAL DATA
                                 (In thousands)


                                                                          January 31,
                                             -----------------------------------------------------------------------

                                                 1997          1996           1995          1994           1993
                                             -------------  ------------  -------------  ------------  -------------
Working capital ..........................   $    20,429    $    16,049   $    12,394    $    14,879   $    13,829
Total assets..............................        39,210         29,989        25,810         24,891        25,147
Borrowings under bank line of credit......            --             --            --             --           ---
Long-term debt, including current
   maturities (1).........................           ---            ---           844          2,984         3,384
Stockholders' equity .....................        26,977         21,738        17,203         15,144        14,406


(1) Includes Convertible Subordinated Debentures of $844,000 at January 31, 1995, $2,984,000 at January 31, 1994, and $3,384,000 at January 31, 1993.


ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the percentage which certain items in the Consolidated Statements of Income bear to revenues, and the percentage change from period to period of these items:


Percentage of Revenues

                                                       Years Ended January 31,
                                         -----------------------------------------------------
                                             1997                1996               1995
                                         -------------       -------------      --------------
Revenues..............................      100.0%              100.0%             100.0%
Operating income......................        9.3                 7.9                7.3
Interest expense......................       --                    .1                 .3
Interest income.......................         .8                  .8                 .4
Income tax expense....................        3.5                 3.0                2.6
Net income............................        6.5                 5.6                4.9


Percentage Increase (Decrease)

                                               Years Ended January 31,
                                         -------------------------------------
                                           1997-1996             1996-1995
                                         ---------------       ---------------
Revenues..............................         2.3%                  2.2%
Operating income......................        19.4                  10.8
Interest expense......................      (100.0)                (81.0)
Interest income.......................         3.3                  81.5
Income tax expense....................        16.5                  23.8
Net income............................        20.1                  16.7

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED TO FISCAL YEAR ENDED
JANUARY 31, 1996

The Company is involved in two distinct business areas: development and manufacture of wireless communications products and services; and providing outsourced staffing services including engineering, technical, and airport management services to government and commercial entities.

Fiscal Year 1997 revenues totaled $71.4 million, up 2% from the prior year. Increased year-to-year revenue is primarily due to:

o sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular carriers
o acquisition as of October 1, 1996 of the cellular callbox product line from GTE o acquisition as of August 1, 1996 of a commercial outsourced staffing company partially offset by:
o reduced revenue levels from government outsourced staffing services, primarily due to the Company's contract with the Naval Air Warfare Center ("NAWC") which ended in the prior fiscal year.

 Wireless Communications Products

 Wireless communications products revenues increased 36% to $19.5 million for Fiscal Year 1997 from $14.4 million for the comparable period last year. Wireless communication product revenues comprised approximately 27.3% of total Company revenues during Fiscal Year 1997, up from 20.5% in the prior fiscal year. This increase is due to increased sales of the Company's network evaluation and revenue assurance systems to major cellular telephone carriers and the acquisition of the callbox product line from GTE. During the year the Company continued to broaden its product line with the continued introduction of its second generation of field measurement equipment including products supporting the GSM and CDMA air interfaces. In addition, the Company introduced the LT-100, the latest member of its field measurement product line.

 Operating income from wireless communications products increased 41% year-to-year, comprising 79% of the Company's total operating income for Fiscal Year 1997. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                     January 31,              January 31,
                                  -------------------------------------------
                                        1997                     1996
                                  -------------------------------------------
  Product sales.................  $    19,519,000          $    14,352,000
  Cost of products sold.........        7,065,000                5,679,000
                                   ------------------       ------------------

  Gross margin...................      12,454,000                8,673,000
  Percentage.....................            63.8%                    60.4%

  Indirect costs*................       7,204,000                4,964,000
                                  ==================       ==================

  Operating income............... $     5,250,000          $     3,709,000
                                  ==================       ==================

 *Indirect costs include selling, general and administrative expenses, as well as research and development expenses.

 Increased gross margin percentage is due to the incremental benefit of spreading the fixed costs of operations over a larger activity base.

 The increase in indirect costs is due to the additional selling and general administrative costs associated with international expansion during Fiscal Year 1997. Research and development expense totaled $1,900,000 during Fiscal Year 1997, compared to $1,800,000 in the prior fiscal year. The Company plans to continue to invest heavily in new product development. There can be no assurance that the Company will be successful in generating future revenue from such development efforts.

 Operating income increased 41% to $5.2 million in Fiscal Year 1997 from $3.7 million in the prior fiscal year. Operating income as a percentage of revenues is 26.9% for Fiscal Year 1997, compared to 25.8% for the comparable prior period. The increase is due to the improvement in gross margin percentage noted above, which was partially offset by the increased selling and general administrative expenses.

 The Company is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company's wireless communications business capitalized and amortized $2.2 million and $1.0 million, respectively, during Fiscal Year 1997. The Company's wireless communications business capitalized and amortized $1.4 million and $1.1 million in Fiscal Year 1996, respectively. These amounts are in addition to the research and development expense discussed above.

 The Company's orders for wireless communications products totaled $34.7 million for Fiscal Year 1997, up from $17.1 million during Fiscal Year 1996. Included within the Fiscal Year 1997 booking total is $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. The value of unfilled orders at January 31, 1997 totaled $19.6 million, of which $9.3 million is associated with the long-term maintenance contracts. An additional $2.3 million of deferred revenue has been recorded for anticipated customer warranty obligations.

 In February 1997, the Company acquired the callbox product line from Cubic Communications, Inc. This acquisition, coupled with the prior acquisition of the GTE callbox product line, establishes Comarco Wireless Technologies as one of the leading companies in the callbox niche of the wireless communications industry.

 The Company has experienced fluctuations in wireless communications products activity in each of the past three years, with greater sales in the second half of its fiscal year and lesser amounts in the first half. This trend may or may not continue as the Company broadens its product offerings. The nature of the wireless communications products business is inherently unpredictable as the Company will normally not have a significant amount of unfilled orders at the end of a period. Therefore, sales levels and profits are difficult to predict and may fluctuate significantly from quarter to quarter.


 Outsourced Staffing Services and Other Revenue

 Revenues provided by the outsourced staffing services business area decreased from $55.5 million in Fiscal Year 1996 to $51.9 million in Fiscal Year 1997. Revenues for outsourced staffing services for Fiscal Year 1997 comprised 73% of the Company's total revenues compared with 80% in the prior year. This decrease is primarily due to the completion of the Company's contract with the Naval Air Warfare Center at China Lake, California in the prior year, partially offset by the acquisition of a commercial staffing business as of August 1, 1996.

 Sales to the U.S. Government as well as to government prime contractors were 32% and 39% of the Company's total revenue during the fourth quarter and the fiscal year ended January 31, 1997, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. During Fiscal Year 1997, the Company announced the award of several contracts with a total estimated value over the lives of the contracts of $60 million to provide engineering and management services to various Government agencies. The majority of these contract awards were recompetition of work the Company was already performing. Contract periods are generally three to five years, including options. None of the Company's government contracts are scheduled to end in Fiscal Year 1998. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the Governmental agencies will exercise any options.

 Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for outsourced staffing services is down 26% year-to-year from $1.9 million in Fiscal Year 1996 to $1.4 million in Fiscal Year 1997. The reduced operating income is primarily due to the completion of the Company's contract with the Naval Air Warfare Center at China Lake, California in the prior year, partially offset by the contribution from the commercial staffing business acquired as of August 1, 1996.

 Net interest income (interest income, less amortization of offering costs and interest expense) for Fiscal Year 1997 totaled $559,000 compared to $497,000 for the prior fiscal year. The increase is principally due to higher available investable balances year-to-year.

 The Company's effective tax rate is 35.0% for Fiscal Year 1997 versus 35.7% for the previous fiscal year. The decreased effective tax rate is due to a reduction in the income tax valuation allowance and an increased level of current tax credits available to offset income taxes on current taxable income.

 The overall increase in net income from the prior year is primarily due to the significant increase in sales of wireless communications products at a higher operating income margin, increased investment net earnings, and a lower effective income tax rate.

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

 Operating income from wireless communications products increased 91% year-to-year, comprising 67% of the Company's total operating income for Fiscal Year 1996. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                      January 31,              January 31,
                                   -------------------------------------------
                                         1996                     1995
                                   -------------------------------------------
   Product sales.................  $    14,352,000          $     9,089,000
    Cost of products sold........        5,679,000                4,882,000
                                     ------------------       ------------------

   Gross margin..................        8,673,000                4,207,000
   Percentage....................             60.4%                    46.3%

   Indirect costs*...............        4,964,000                2,264,000
                                     ==================       ==================

   Operating income..............  $     3,709,000          $     1,943,000
                                     ==================       ==================

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

 Liquidity and Capital Resources

 The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 30, 1996. The loan agreement consists of (1) an $8 million revolving credit facility, which expires June 30, 1998, and (2) a $5 million guidance line of credit, which expires June 30, 1997. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $13 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the fourth quarter of Fiscal Year 1997. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, software product development costs, and stock re-purchases.

At the end of Fiscal Year 1997, the Company's average days' sales in accounts receivable increased to approximately 59 days, compared with 38 days from the prior fiscal year's levels. The increase is due to increased sales of wireless communications products in the latter part of the fourth quarter of Fiscal Year 1997, which have a slightly longer collection cycle than the Company's outsourced staffing revenues.

Several additional key factors indicating the Company's financial condition include:

                                    January 31,              January 31,
                                 -------------------------------------------
                                      1997                     1996
                                 -------------------------------------------
 Current ratio.................             2.87                     3.09

 Working capital...............    $  20,429,000           $   16,049,000
 Book value per share.........     $        5.65           $         4.62


 The Company continued to demonstrate solid financial strength in the above financial factors during Fiscal Year 1997, primarily due to increased operating earnings from increased sales of wireless communications products.

 The Company has a significant commitment for capital expenditures at January 31, 1997 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $2.2 million and $1.0 million, respectively, in Fiscal Year 1997.

 In February  1997, the Company's  subsidiary,  Comarco  Wireless  Technologies,
 Inc., completed the acquisition of another callbox product line from Cubic Communications, Inc. This acquisition, totalling approximately $1.7 million, was funded from the Company's available working capital.

 The Company's Board of Directors has authorized a stock re-purchase program of up to 1,000,000 shares. As of January 31, 1997, the Company has repurchased and retired approximately 826,000 shares. The average price paid per share re-purchased under the program was $5.15. As of April 25, 1997, subsequent to year-end, the Company had re-purchased an additional 38,000 shares for approximately $644,000 under the stock re-purchase program.

 The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 17 of the Notes to Consolidated Financial Statements).

 The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations during Fiscal Year 1998.

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................. 19
Financial Statements:
     Consolidated Balance Sheets, January 31, 1997 and 1996............... 20
     Consolidated Statements of Income, Years Ended
     January 31, 1997, 1996, and 1995..................................... 21
     Consolidated Statements of Cash Flows, Years
     Ended January 31, 1997, 1996, and 1995............................... 22
     Notes to Consolidated Financial Statements,
     January 31, 1997, 1996, and 1995..................................... 23
Financial Statement Schedule:
     VIII  Reserves, Years Ended January 31, 1997,
       1996, and 1995..................................................... 43

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMARCO, Inc. and Subsidiaries as of January 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                         KPMG PEAT MARWICK LLP


McLean, Virginia
March 25, 1997

                         COMARCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS


                                                                                             January 31,
                                                                                   ---------------------------------

                                                                                       1997               1996
                                                                                 -------------      --------------
Current assets:
   Cash and cash equivalents....................................................   $     12,711       $     11,801
   Short-term investments.......................................................          1,824              2,657
   Accounts receivable, net.....................................................         11,526              7,335
   Inventory....................................................................          3,042              1,361
   Other current assets.........................................................          2,257                573
                                                                                   -------------      --------------
     Total current assets.......................................................         31,360             23,727

Long-term investments...........................................................          1,859                841
Property and equipment, net.....................................................          1,408              1,174
Software development costs, net.................................................          2,434              1,401
Intangible assets, net..........................................................          1,842              2,578
Other assets....................................................................            307                268
                                                                                   -------------      --------------
                                                                                   =============      ==============
                                                                                   $     39,210       $     29,989
                                                                                   =============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................   $       217        $       547
   Deferred revenue.............................................................         2,678              1,410
   Accrued liabilities..........................................................         8,036              5,721
                                                                                   -------------      --------------

     Total current liabilities..................................................        10,931              7,678
Deferred income taxes...........................................................         1,302                573

Stockholders' equity:
   Common stock, $.10 par value, 33,705,000 shares authorized; shares outstanding
     of 4,777,959 in 1997 and 4,707,709 in 1996.................................           478                471
   Paid-in capital..............................................................         4,450              3,883
   Retained earnings............................................................        22,049             17,384
                                                                                   -------------      --------------

     Total stockholders' equity.................................................        26,977             21,738

Commitments and contingencies (Notes  12 and 17)
                                                                                   =============      ==============
                                                                                   $    39,210        $    29,989
                                                                                   =============      ==============


                See accompanying notes to consolidated financial
                                  statements.

                         COMARCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)



                                                       Years Ended January 31,
                                         -----------------------------------------------------

                                             1997                1996               1995
                                         -------------       -------------      --------------
Revenues:
   Contract revenues..................   $    50,858         $    54,278        $    58,796
   Product sales......................        20,556              15,563              9,520
                                         -------------       -------------      --------------
                                              71,414              69,841             68,316
                                         -------------       -------------      --------------

Direct costs:
   Contract costs.....................        35,599              36,540             39,271
   Cost of product sales..............         7,417               6,644              5,388
                                         -------------       -------------      --------------

                                              43,016              43,184             44,659
Indirect costs........................        21,780              21,112             18,652
                                         -------------       -------------      --------------

                                              64,796              64,296             63,311
                                         -------------       -------------      --------------

Operating income......................         6,618               5,545              5,005
Interest expense......................           ---                  44                231
Interest income.......................           559                 541                298
                                         -------------       -------------      --------------

Income before income taxes............         7,177               6,042              5,072
Income tax expense....................         2,512               2,157              1,743
                                         -------------       -------------      --------------

Net income............................   $     4,665         $     3,885        $     3,329
                                         =============       =============      ==============

Earnings per common share:
   Primary:
     Net income.......................   $       .86         $       .75        $       .68
                                         =============       =============      ==============
   Fully diluted:
     Net income.......................   $       .85         $       .73        $       .66
                                         =============       =============      ==============




                See accompanying notes to consolidated financial
                                  statements.

                         COMARCO, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              Years Ended January 31,
                                                               ------------------------------------------------------

                                                                   1997                 1996               1995
                                                               --------------       -------------      --------------
Cash flows from operating activities:
   Net income...............................................   $     4,665          $     3,885        $     3,329
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Loss (gain) on disposal of property and equipment....            23                  (26)               ---
       Depreciation and amortization........................         2,263                2,117              1,728
       Provision for doubtful accounts receivable...........            62                   30                 12
       Deferred income taxes................................          (509)                 247                 83
       Changes in  operating  assets and  liabilities,  net of
       effects  from the purchases of LCTI, RAL, and GTE:
           Increases in investments.........................          (785)                (357)               ---
         Decrease (increase) in accounts receivable.........        (2,308)               1,338                513
         Increase in inventory..............................          (470)                (826)               (71)
         Decrease (increase) in other current assets........          (432)                 147                130
         Decrease (increase) in other assets................           (36)                  14                 86
         Decrease in accounts payable.......................          (330)                 (69)              (215)
         Increase in deferred revenue.......................         1,243                  366                442
         Increase (decrease) in accrued liabilities.........         1,693                  (73)                47
                                                               --------------       -------------      --------------
   Net cash provided by operating activities................         5,079                6,793              6,084

Cash flows from investing activities:
   Purchases of                                                     (1,572)              (1,903)            (3,038)
   investments.............................................
   Proceeds from sales of investments.......................         2,172                1,724                 76
   Purchases of property and equipment......................          (872)                (740)              (588)
   Proceeds from sales of property and equipment............            13                   53                  1
   Software development costs...............................        (2,210)              (1,900)            (1,597)
   Cost of acquisition of LCTI, net of cash acquired........           ---                  ---                (65)
   Cost of acquisition of RAL, net of cash acquired.........        (1,198)                 ---                ---
   Cost of acquisition of GTE callbox, net of cash acquired.        (1,076)                 ---                ---
                                                               -------------          ------------     ---------------

   Net cash used in investing activities....................        (4,743)              (2,766)            (5,181)
Cash flows from financing activities:
   Principal payments on long-term debt.....................           ---                  ---               (821)
   Purchase of convertible subordinated debentures..........           ---                 (844)            (2,140)

   Proceeds from issuance of common stock,
     including tax benefit..................................         1,052                  650                122
   Purchase of common stock.................................          (478)                 ---             (1,392)
                                                               --------------       -------------      --------------
   Net cash provided (used) by financing activities.........           574                 (194)            (4,231)
                                                               --------------       -------------      --------------

Net increase (decrease) in cash and cash equivalents........           910                3,833             (3,328)

Cash and cash equivalents, beginning of year................        11,801                7,968             11,296
                                                               --------------       -------------      --------------

Cash and cash equivalents, end of year......................   $    12,711          $    11,801        $     7,968
                                                               ==============       =============      ==============

          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 31, 1997 AND 1996 AND 1995



1.   Significant Accounting Policies

a. The Company--COMARCO, Inc. and its subsidiaries' (the "Company") traditional business area consists of providing a broad range of support services to agencies of the United States Government, government prime contractors, and local governments, primarily in the fields of information technologies; intelligent instrumentation and automated test systems; ordnance and weapon system engineering services; airport management services; and manufacturing training. The Company, operating in a newer business area through one of its subsidiaries, Comarco Wireless Technologies, Inc., designs and develops products for the wireless communications industry. Sales to the United States Government and government prime contractors were 39%, 51%, and 58% of revenues for the years ended January 31, 1997, 1996, and 1995, respectively. In August 1994, the Company acquired all of the outstanding stock of LCTI, Inc. As negotiated under the purchase agreement, the Company was not required to pay any consideration to the former owners of LCTI at the acquisition date, but may be required to make payments to these former owners based upon the results of LCTI's operations over a five-year period from the date of acquisition. In August 1996, a newly-formed subsidiary of COMARCO, Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), acquired the assets of RAL Consulting and Staffing Services, Inc. In October 1996, Comarco Wireless Technologies, Inc. acquired the callbox assets of GTE Cellular Communications Corporation. The purchase prices for these transactions could be increased in future periods based upon the achievement of certain performance objectives or completing specified sales transactions. These acquisitions were accounted for using the purchase method. There was no difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities for the LCTI purchase. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities has been recorded to goodwill for the RAL purchase. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities has been recorded to negative goodwill for the GTE purchase. The results of acquired operations have been included in the Company's consolidated results of operations since the respective acquisition dates. The acquisitions did not have a significant pro-forma impact on operations. In February 1997, Comarco Wireless Technologies, Inc. acquired an additional callbox product line from Cubic Communications, Inc. This acquisition, totaling approximately $1.7 million, will be accounted for using the purchase method, and the difference between identified tangible and intangible assets and assumed liabilities will be recorded as goodwill. This acquisition was funded from the Company's working capital.

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

     e. Cash and Cash Equivalents--For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $12.0 million and $10.9 million at January 31, 1997 and 1996, respectively, consist primarily of variable rate securities, money market funds, and commercial paper, which are stated at cost, which approximates fair value.


     f. Inventory--Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual costs on a first-in, first-out (FIFO) method.

     g. Property and Equipment--Property and equipment are stated at cost and are depreciated using the straight-line method, over useful lives of three to seven years.

     h.  Software  Development  Costs--Capitalization  of  internally  developed software begins upon the determination by the Company of a product's technological feasibility. Capitalized software development costs are amortized over related sales on a per-unit basis based upon estimated total sales, with a minimum amortization based on a straight-line method over a two to five year useful life. Capitalized software development costs and associated amortization expense were approximately $2.2 million and $1.2 million respectively, in the year ended January 31, 1997. Capitalized software development costs and associated amortization expense were approximately $1.9 million and $1.2 million, respectively, in the year ended January 1996. Capitalized software development costs and associated amortization expense were approximately $1.6 million and $921,000 respectively, in the year ended January 31, 1995.

     i. Intangible Assets--Intangible assets are being amortized over periods of five to thirty years. Costs in excess of net assets acquired are being amortized over periods of ten to forty years. All such amortization is computed on the straight-line basis.


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

     l. Stock Option Plan--Prior to February 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended January 31, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     m. Reclassifications-Certain reclassifications of 1995 and 1996 amounts have been made to conform with the 1997 presentation.


2.   Investments

Effective February 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Statement 115 prescribes how companies are to account for and report investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of Statement 115 had no material impact on the Company's consolidated statement of income for the years ended January 31, 1995, 1996 and 1997.


Securities classified as available for sale are as follows at January 31, 1997 and 1996:

                                           Gross            Gross
                                           Unrealized       Unrealized            Aggregate
            Security                       Holding          Holding               Fair
Year        Type             Cost          Gains            Losses                Value
----        --------         ----          -----------      ----------            ---------
                                            (Dollars in thousands)
1997        Equity           $262          --               --                    $262
1996        Equity           $286          --               --                    $286



Securities classified as held-to-maturity are as follows at January 31, 1997 and 1996:

                                           Gross            Gross
                                           Unrealized       Unrealized            Aggregate
            Security         Amortized     Holding          Holding               Fair
Year        Type             Cost          Gains            Losses                Value
----        --------         ---------     -----------      -----------           ---------
                                            (Dollars in thousands)
1997        Debt             $2,278          $12            $ 7                   $2,283
1996        Debt             $2,855          $17            $ 5                   $2,867


Maturities of debt securities classified as held-to maturity are as follows at January 31, 1997:

                                                                 Aggregate
 Security                                                        Fair
 Type                             Cost                           Value
---------                         ----                           ---------
                                          (Dollars in thousands)
 Tax-exempt obligations:
     Within one year            $  419                           $  420
     One through five years     $1,859                           $1,863


Proceeds from the sales of available-for-sale securities in the years ended January 31, 1997 and 1996 were $24,000 and $363,000, respectively. No gross realized gains or losses were recorded on sales of available-for-sale securities in the years ended January 31, 1997 and 1996.

Short-term investments at January 31, 1997 and 1996 included restricted amounts of $1.1 million and $357,000, respectively, related to balances maintained in a non-qualified deferred compensation plan for Company executives.

The amount of net unrealized holding gains on trading securities recorded in the years ended January 31, 1997 and 1996 were $82,000 and $25,000, respectively.


3.   Accounts Receivable

Accounts receivable consist of the following:

                                                          January 31,
                                                 ----------------------------
                                                    1997             1996
                                                 -----------      -----------
                                                     (Dollars in thousands)
U.S. Government
  Billed......................................   $  3,027         $  3,096
  Unbilled....................................      1,457            1,566
Commercial....................................      7,091            2,490
  Other ......................................        166              439
                                                 -----------      -----------
                                                   11,741            7,591
Less:  Allowances for doubtful accounts.......       (215)            (256)
                                                 -----------      -----------
                                                 $ 11,526         $  7,335
                                                 ===========      ===========

Included in unbilled accounts receivable are retainages due upon completion of contracts of approximately $232,000 and $154,000 as of January 31, 1997 and 1996, respectively. Of total accounts receivable at January 31, 1997, there are approximately $838,000 of unbilled receivables which, based upon the Company's experience, may not be collected within the next fiscal year.


4.  Inventory

Inventory consists of the following:

                                                       January 31,
                                                ----------------------------
                                                    1997             1996
                                                -----------      -----------
                                                    (Dollars in thousands)
Raw materials................................   $   2,787        $     830
Work-in-process..............................         139              278
Finished goods...............................         116              253
                                                -----------      -----------
                                                $   3,042        $   1,361
                                                ===========      ===========


5.   Property and Equipment

Property and equipment consist of the following:

                                                          January 31,
                                                ----------------------------
                                                    1997             1996
                                                -----------      -----------
                                                    (Dollars in thousands)
Office furnishings and fixtures...............   $   1,148        $   1,056
Equipment.....................................       2,892            2,281
Software......................................         254              225
                                                 -----------      -----------
                                                     4,294            3,562
Less: Accumulated depreciation and
  amortization................................      (2,886)          (2,388)
                                                 -----------      -----------
                                                 $   1,408        $   1,174
                                                 ===========      ===========

6.  Intangible Assets

Intangible assets consist of the following:


                                                         January 31,
                                                ----------------------------
                                                     1997             1996
                                                 -----------      -----------
                                                    (Dollars in thousands)
Costs in excess of net assets acquired........   $   1,408        $   1,697
Other intangible assets, based on allocated
   purchase price.............................       1,845            1,845
                                                 -----------      -----------
                                                     3,253            3,542
Less: Accumulated amortization................      (1,411)            (964)
                                                 -----------      -----------
                                                 $   1,842        $   2,578
                                                 ===========      ===========

Amortization of intangible assets for the years ended January 31, 1997, 1996, and 1995 amounted to $447,000, $433,000, and $341,000, respectively.


7.  Bank Line of Credit

As a part of a loan agreement with a bank, the Company has an $8 million revolving credit facility, which expires June 30, 1998, and a $5 million guidance line of credit, which expires June 30, 1997. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Outstanding loans under this agreement bear interest at no less than the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus 150 basis points, at the Company's option. The interest rates can be increased by the bank dependent upon the Company maintaining certain financial ratios. The bank's prime rate was 8.25% at January 31, 1997. There were no borrowings under the line of credit at January 31, 1997 or 1996. The loan agreement also includes certain restrictive covenants.


8.  Accrued Liabilities

Accrued liabilities consist of the following:


                                                     January 31,
                                             ----------------------------
                                                 1997             1996
                                             -----------      -----------
                                                (Dollars in thousands)
Accrued payroll and related expenses........   $   5,193        $   4,247
Other.......................................       2,843            1,474
                                              -----------      -----------
                                               $   8,036        $   5,721
                                              ===========      ===========


9.  Stockholders' Equity

Changes in the components of stockholders' equity for the years ended January 31, 1995, 1996, and 1997 were as follows:

                                                Common        Paid-in       Retained
                                                Stock         Capital       Earnings        Total
                                             -------------  ------------  -------------  -------------
                                                              (Dollars in thousands)
Balance at January 31, 1994................  $      485     $    4,489    $   10,170     $    15,144
   Net income..............................          --             --         3,329           3,329
   Exercise of stock options, and debenture
     conversions, 35,271 shares............           3             72            --              75
    Tax benefit from exercise of stock
     options...............................         ---             47            --              47
   Purchase and retirement of common stock,
     282,364 shares........................         (28)        (1,364)           --          (1,392)
                                             -------------  ------------  -------------  -------------

Balance at January 31, 1995................         460          3,244        13,499          17,203
   Net income..............................          --             --         3,885           3,885
   Exercise of stock options, 105,700                11
     shares................................                        476            --             487
   Tax benefit from exercise of stock
     options...............................          --            163            --             163
                                             -------------  ------------  -------------  -------------
Balance at January 31, 1996................         471          3,883        17,384          21,738
   Net income..............................         ---            ---         4,665           4,665
   Exercise of stock options, 100,350
     shares................................          10            326           ---             336
   Tax benefit from exercise of stock
     options...............................         ---            716           ---             716
   Purchase and retirement of common
     stock, 30,100 shares..................          (3)          (475)          ---            (478)
                                             -------------  ------------  -------------  -------------
Balance at January 31, 1997................  $      478     $    4,450    $   22,049     $    26,977
                                             =============  ============  =============  =============


10.  Income Taxes

Income taxes consist of the following amounts:

                                                         Years Ended January 31,
                                            -----------------------------------------------------
                                                1997               1996                1995
                                            -------------       -------------      --------------
                                                        (Dollars in thousands)
   Federal income tax:
     Current............................    $    2,358          $   1,415          $   1,160
     Deferred...........................          (421)               206                 80
   State income taxes:
     Current............................           663                495                500
     Deferred...........................           (88)                41                  3
                                            -------------       -------------      --------------
                                            $    2,512          $   2,157          $   1,743
                                            =============       =============      ==============

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement reporting purposes and such amounts recognized for tax filing purposes. The principal items making up the deferred tax provision in the years ended January 31, 1997, 1996 and 1995 were differing depreciation methods, the amortization of intangibles, accrued vacation, software development costs, and prepaid expenses.

The differences between the effective income tax rate and the statutory federal income tax rates for the years ended January 31, 1997, 1996, and 1995 are as follows:

                                                                     Years Ended January 31,
                                               --------------------------------------------------------------------
                                                      1997                    1996                    1995
                                               --------------------    --------------------   ---------------------
                                                           Percent                Percent                 Percent
                                                           Pretax                 Pretax                  Pretax
                                               Amount      Income      Amount      Income      Amount      Income
                                               --------    --------    --------   ---------   ---------   ---------
                                                                     (Dollars in thousands)
Computed "expected" tax on income before
   extraordinary items and income taxes...     $ 2,512       35.0%     $ 2,115      35.0%     $ 1,775      35.0%
Surtax exemption..........................         (72)      (1.0)         (60)     (1.0)         (51)     (1.0)
State tax, net of federal benefit.........         380        5.3          354       5.9          332       6.5
Change in valuation allowance.............        (530)      (7.4)        (170)     (2.8)        (300)     (5.9)
Other, net................................         222        3.1          (82)     (1.4)         (13)      (.2)
                                               --------    --------    --------   ---------   ---------   ---------

Taxes on income...........................     $ 2,512       35.0%     $ 2,157      35.7%     $ 1,743       34.4%
                                               ========    ========    ========   =========   =========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1997 and 1996 are presented below:


                                                                               January 31,
                                                             --------------------------------------------
                                                                      1997                  1996
                                                             --------------------------------------------
                                                                         (Dollars in thousands)
  Deferred tax assets:
     Accounts receivable....................................            $ 527                 $ 328
     Property and equipment, principally due to differing
      depreciation methods..................................               74                    70
     Employee benefits, principally due to accrual for
      financial reporting purposes..........................              971                   409
     Other..................................................               75                    35
                                                                  -------------         -------------
     Total gross deferred tax assets........................            1,647                   842
     Less valuation allowance...............................              ---                   530
                                                                  -------------         -------------
     Net deferred tax assets................................           $1,647                 $ 312
                                                                  -------------         -------------

   Deferred tax liabilities:
     Prepaid expenses.......................................            $ 135                 $ 110
     Property and equipment, principally due to differing
      depreciation methods..................................              124                    73
     Software development costs.............................              998                   530
     Other..................................................              274                   ---
                                                                  -------------         -------------
     Total gross deferred tax liabilities...................           $1,531                 $ 713
                                                                  -------------         -------------
     Net deferred tax asset (liability).....................             $116                 ($401)
                                                                  =============         =============

The valuation allowance for deferred tax assets as of February 1, 1996 was $530,000. The net change in the valuation allowance for the year ended January 31, 1997 was a decrease of $530,000.

11.  Stock Options

The Company has two employee stock option plans and a director stock option plan under which officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100% of the fair market value at the date of grant, unless the optionee is a 10% shareholder of the Company, in which case the price must not be less than 110% of the fair market value. The options are exercisable in installments determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10% shareholders). Transactions and other information relating to these plans for the three years ended January 31, 1997 are summarized below:

                                                     Outstanding Options
                                            -----------------------------------
                                            Number of         Weighted-Average
                                               Shares           Exercise Price
                                            -------------     -----------------
Balance, January 31, 1994...............         570,825          $  3.59
   Options granted......................          25,000          $  5.13
   Options canceled or expired..........         (13,375)         $  4.08
   Options exercised....................         (34,750)         $  1.99
                                            -------------       -------------

Balance, January 31, 1995...............         547,700          $  3.75
   Options granted......................         129,000          $  9.07
   Options canceled or expired..........         (20,250)         $  5.04
   Options exercised....................        (105,700)         $  4.61
                                            -------------       -------------

Balance, January 31, 1996...............         550,750          $  4.78
   Options granted......................         115,000          $ 14.93
   Options canceled or expired..........         (13,500)         $ 10.90
   Options exercised....................        (100,350)         $  3.34
                                            -------------       -------------

Balance, January 31, 1997...............         551,900          $  7.01
                                            =============       =============


The following table summarizes information about stock options outstanding at January 31, 1997:



                                      Options Outstanding                               Options Exercisable
                   -----------------------------------------------------------  -------------------------------------
                          Number           Weighted-Avg.                               Number
      Range of          Outstanding          Remaining           Weighted-Avg.       Exercisable        Weighted-Avg.
   Exercise Prices      at 1/31/97        Contractual Life      Exercise Price       at 1/31/97        Exercise Price
--------------------------------------   -------------------   ------------------  ----------------   ------------------
  $1.88 to 2.00           154,375             4.0 years             $1.94               154,375            $1.94
   4.56 to 6.25           175,525             6.3                    5.23               148,550             5.31
   8.63 to 11.50          112,000             8.1                    9.01                28,000             9.01
  14.50 to 16.96          110,000             9.2                   14.93                   -               -
                      ----------------                                             ----------------
  $1.88 to 16.96          551,900             6.6                   $7.01               330,925            $4.05
                      ================                                             ================

Stock options exercisable at January 31, 1997, 1996, and 1995 were 330,925, 345,625, and 387,825, respectively. Shares available under the plans for future grants at January 31, 1997, 1996, and 1995 were 437,230, 538,730, and 297,605, respectively.

One of the Company's subsidiaries, Comarco Wireless Technologies, Inc. (CWT), also has a stock option plan under which officers and key employees of CWT may be granted options to purchase up to 60,000 shares of common stock of CWT at not less than 100% of the fair market value at the date of grant. As of January 31, 1997, all 300,000 outstanding shares of CWT common stock are owned by the
Company. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but not later than ten years and one week after the date of grant. In the fiscal year ended January 31, 1995, 24,000 options were granted at an exercise price of $25.33. In the fiscal year ended January 31, 1996, 14,000 options were granted at exercise prices ranging from $43.00 to $119.73. In the fiscal year ended January 31, 1997, 2,800 options were granted at an exercise price of $132.16. Stock options exercisable at January 31, 1997, 1996 and 1995 were 15,500, 6,000 and none, respectively. Shares available under the plan for future grants at January 31, 1997, 1996 and 1995 were 19,200, 22,000 and 36,000, respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 1997:



                                    Options Outstanding                                Options Exercisable
                 -----------------------------------------------------------  --------------------------------------
                     Number           Weighted-Avg.                                Number
       Range of    Outstanding          Remaining           Weighted-Avg.        Exercisable       Weighted-Avg.
   Exercise Prices at 1/31/97        Contractual Life      Exercise Price        at 1/31/97        Exercise Price
---------------------------------   -------------------   ------------------   ----------------  -------------------
  $25.33 to 43.00     32,000             7.7 years             $29.75               14,000           $27.85
 119.73 to 132.16      8,800             8.9                   123.69                1,500           119.73
                 ----------------                                               ----------------
 $25.33 to 132.16     40,800             8.0                   $50.01               15,500           $36.75
                 ================                                               ================



The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 1997 and 1996 was $7.73, and $4.75, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                          Years ended January 31,
                                        ----------------------------
                                           1997             1996
                                        -----------      -----------
      Expected dividend yield              0.0%              0.0%
      Expected volatility                 45.1%             42.8%
      Risk-free interest rate              5.8%              7.3%
      Expected life                      6 years          6 years


The per share weighted-average fair value of CWT stock options granted during the years ended January 31, 1997 and 1996 was $57.38, and $36.68, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                        Years ended January 31,
                                      ----------------------------
                                        1997             1996
                                      -----------      -----------
     Expected dividend yield             0.0%             0.0%
     Expected volatility                40.2%            45.1%
     Risk-free interest rate             5.4%             6.6%
     Expected life                     5 years          5 years


The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     Years ended January 31,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------

                                                      (Dollars in thousands,
                                                     except per share amounts)
   Net income:  As reported.......................  $   4,665        $   3,885
                Pro forma.........................      4,414            3,794
   Earnings per common share - primary:
                As reported......................   $     .86        $     .75
                Pro forma........................         .82              .73
   Earnings per common share - fully diluted:
                As reported......................   $     .85        $     .73
                Pro  forma.......................         .81              .72


Pro forma net income and earnings per share reflect only options granted in the years ended January 31, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to February 1, 1995 is not considered.


12.  Lease Commitments

Rental commitments under noncancelable operating leases, principally on the Company's office space, equipment and automobiles were $3,086,000 at January 31, 1997, payable as follows: $779,000, $722,000, $616,000, $505,000, and $464,000
in the years ended January 31, 1998, 1999, 2000, 2001, and 2002, respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 1997, 1996, and 1995 was $1,183,000, $1,361,000, and $1,456,000, respectively.


13.  Employee Benefit Plans

The Company has a Savings and Retirement Plan which provides benefits to eligible employees. Under the Plan, as amended effective January 1, 1996, employees who have been with the Company in excess of three months and are at least 20 1/2 years of age may participate by contributing between 1% and 15% of earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 1997, 1996, and 1995 were approximately $542,000, $560,000, and $553,000, respectively.


14.  Supplemental Disclosures of Cash Flow Information

                                                     Years Ended January 31,
                                       -----------------------------------------------------
                                           1997               1996                1995
                                       -------------       -------------      --------------
                                                      (Dollars in thousands)
Cash paid during the year for:
   Interest........................       $  ---              $   44             $  212
   Income taxes....................       $2,051              $2,209             $1,468


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

In August 1996, the Company acquired the assets of RAL Consulting and Staffing Services, Inc. for $1,198,000. In connection with this acquisition, the Company acquired tangible assets with a fair value of $777,000 and assumed liabilities of $31,000.

In October 1996, the Company acquired the assets of the callbox operation of GTE Cellular Communications Corp. for $1,076,000. In connection with this acquisition, the Company acquired tangible assets with a fair value of $1,983,000, and assumed liabilities of $614,000.

Subsequent to year-end, in February 1997, the Company acquired the assets of the callbox operation of Cubic Communications Inc., for approximately $1.7 million.


15.  Research and Development Costs

The Company incurred research and development costs (includes Company-sponsored software development costs prior to determination of technological feasibility) of approximately $2,800,000, $2,800,000, and $520,000, in the years ended January 31, 1997, 1996, and 1995, respectively, related to wireless communications products and development of software tools. These costs were expensed as incurred.


16.  Business Segment Information

The Company's operations have been classified into two business areas: Wireless communications products and outsourced staffing services. The wireless communications products area develops, produces, and markets a variety of products and services used in the wireless communications industry. The outsourced staffing services area provides services to Federal and local government and commercial customers pursuant to established contracts. Corporate and other consists primarily of cash and cash equivalents, fixed assets, and other assets.

Summarized financial information by business segment for Fiscal Year 1997 is as follows:

                               Wireless           Outsourced Staffing
                        Communications Products    Services and Other     Corporate and Other
                                                        Revenues                                        Total
                        -----------------------------------------------------------------------------------------------
                                                  Dollars in thousands)
Revenues                $      19,519              $      51,895                     ---           $    71,414
Operating income                5,250                      1,396              $     (28)                 6,618
Identifiable assets            11,610                      7,123                 20,477                 39,210
Depreciation and
   amortization                 1,398                        365                    500                  2,263
Capital expenditures              686                        179                      7                    872



Summarized financial information by business segment for Fiscal Year 1996 is as follows:

                               Wireless           Outsourced Staffing
                        Communications Products    Services and Other     Corporate and Other
                                                        Revenues                                        Total
                        -----------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Revenues                    $     14,352            $     55,489                     ---           $     69,841
Operating income                   3,709                   1,885            $        (49)                 5,545
Identifiable assets                4,472                   6,510                  19,007                 29,989
Depreciation and
   amortization                    1,258                     512                     347                  2,117
Capital expenditures                 470                     221                      49                    740


International sales in Fiscal Year 1997 totalled $5.4 million, up from $1.4 million in the prior fiscal year. The majority of these sales have been made to Europe.


17.  Commitments and Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

Costs under cost-reimbursable contracts are subject to audit by the customer upon contract completion. Therefore, all contract costs, including direct and indirect costs, are potentially subject to adjustment prior to final reimbursement. Based on the results of audits conducted, the Company currently has open issues regarding certain costs charged to cost-reimbursable contracts on which the Company is awaiting final decisions from contracting officers. The amounts which are subject to this review by the Government total approximately $600,000. The Company believes that it has meritorious defenses, and if necessary, the Company intends to vigorously defend its positions through the appeals and claims process. Management believes that sufficient reserves are available to offset any potential adjustments.


18.  Quarterly Financial Data (Unaudited)

     Unaudited summarized financial data by quarter for Fiscal Years 1997 and 1996 is as follows (in thousands, except per share data):

Fiscal Year 1997                                                               Quarter Ended
                                                        ------------------------------------------------------------
                                                          April 30        July 31       October 31     January 31
                                                        --------------  -------------  -------------  --------------
Revenues.............................................   $    16,408     $    16,098    $    18,370    $    20,538
Operating income.....................................         1,625           1,551          1,521          1,921
Net income...........................................         1,102           1,088          1,089          1,386

                                                        --------------  -------------  -------------  --------------
Primary earnings per common share....................   $       .21     $       .20    $       .20    $       .25
                                                        ==============  =============  =============  ==============

                                                        --------------  -------------  -------------  --------------
Fully diluted earnings per common share..............   $       .21     $       .20    $       .20    $       .24
                                                        ==============  =============  =============  ==============



Fiscal Year 1996                                                               Quarter Ended
                                                        ------------------------------------------------------------
                                                          April 30        July 30       October 29     January 31
                                                        --------------  -------------  -------------  --------------

Revenues.............................................   $    17,329     $    17,245    $    18,486    $    16,781
Operating income.....................................         1,306           1,210          1,417          1,612
Net income...........................................           838             838          1,020          1,189

                                                        --------------  -------------  -------------  --------------
Primary earnings per common share....................   $       .17     $       .16    $       .20    $       .22
                                                        ==============  =============  =============  ==============

                                                        --------------  -------------  -------------  --------------
Fully diluted earnings per common share..............   $       .17     $       .16    $       .20    $       .20
                                                        ==============  =============  =============  ==============


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1997.


ITEM 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1997.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership is incorporated by reference from the section entitled "Ownership of Securities" in the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1997.


ITEM 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions of the Registrant is incorporated by reference from the section entitled "Executive Compensation" in the Company's definitive proxy statement for the 1997 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1997.


                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements (See Item 8)

     2.  Financial Statement Schedule:

         The following additional information for the fiscal years ended January 31, 1997, 1996, and 1995 is submitted herewith:
         VIII  Reserves

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

         10.16   1995 Employee Stock Option Plan is  incorporated  by reference
                 from  the  Company's   report  on  Form  S-8  filed  with  the
                 Securities and Exchange Commission on October 5, 1995.

         10.17 First Amendment to Loan Agreement dated September 26, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.18 Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.19 Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.20 Second Amendment to Loan Agreement dated August 30, 1996 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.21 Second Amended and Restated Master Line of Credit Note dated August 30, 1996 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.22 Second Amended and Restated Guidance Line of Credit Note dated August 30, 1996 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.23 Asset Purchase Agreement among COMARCO, Inc., CoSource Solutions, Inc.(now known as Comarco Staffing, Inc.), R.A.L. Consulting and Staffing Services, Inc., and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.24 Employment Agreement between COMARCO, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.25 Noncompetition and Confidentiality Agreement between COMARCO, Inc., CoSource Solutions, Inc., (now known as Comarco Staffing, Inc.) and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         11. Computation of Number of Shares of Common Stock used in the Computation of Earnings Per Share.

         21.1 Subsidiaries of the Company. The following are the significant subsidiaries of the Company: Decisions and Designs, Inc. (DDI) incorporated in the Commonwealth of Virginia. International Business Services, Inc. (IBS) incorporated in the District of Columbia. Comarco Wireless Technologies, Inc.(CWT) incorporated in the State of Delaware. LCTI, Inc. incorporated in the State of Maryland. Manufacturing Technology Training Center, Inc.
                 (MTTC) incorporated in the State of Delaware. Comarco Wireless Europe, Inc. incorporated in the State of Delaware. Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), incorporated in the State of California.
                 Comarco Systems, Inc., incorporated in the State of California.

         23.1    Consent of Independent Auditors.

         99.2    Undertakings of Registrant.

     (b) Reports on Form 8-K

         None.

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 1997.

                                            COMARCO, INC.

                                                  /s/ DON M. BAILEY
                                           -----------------------------------
                                                      Don M. Bailey
                                                        President,
                                           Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

       Signature                         Title                       Date

                                 Chairman of the Board
 /s/ GERALD D. GRIFFIN               and Director               April 22, 1997
-----------------------
   Gerald D. Griffin

                              President, Chief Executive
                                 Officer and Director
                                 (Principal Executive
   /s/ DON M. BAILEY                   Officer)                 April 22, 1997
-----------------------
   Don M. Bailey

                                    Vice President
                                         and
                            Treasurer (Principal Financial
  /s/ THOMAS P. BAIRD           and Accounting Officer)         April 22, 1997
-----------------------
    Thomas P. Baird




 /s/ WILBUR L. CREECH                  Director                 April 22, 1997
-----------------------
   Wilbur L. Creech



 /s/ WESLEY L. MCDONALD                Director                April 22, 1997
-----------------------
   Wesley L. McDonald




  /s/ PAUL G. YOVOVICH                 Director                April 22, 1997
 ----------------------
   Paul G. Yovovich

                         COMARCO, INC. AND SUBSIDIARIES

                            SCHEDULE VIII - RESERVES
                       Three Years Ended January 31, 1997
                             (Dollars in thousands)


                                                                                            Other
                                           Balance at      Charged to                      Changes
                                          Beginning of      Cost and                         Add         Balance at
                                              Year          Expense       Deductions      (Deduct)      End of Year
                                          -------------   ------------   ------------    ------------   ------------
Year ended January 31, 1997:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts receivable),
     and income tax valuation
     allowance.........................   $      786      $       62     $   633(1)      $      --     $      215

Year ended January 31, 1996:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts receivable),
     and income tax valuation
     allowance.........................   $    1,036      $       30     $   280(1)     $       --     $      786

Year ended January 31, 1995:
   Allowance for doubtful accounts
     and provision for unbilled
     receivables (deducted from accounts
     receivable) and income tax
     valuation allowance...............   $    1,388      $       12     $   364(1)      $     --      $    1,036



(1) Write off of uncollectible receivables and reduction in income tax valuation allowance.