Form 10-Q
period 1997-04-30
COMARCO INC
filed 1997-06-16
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1997                 Commission File Number 0-5449



                                  COMARCO, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                  95-2088894
----------------------------------                      ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California        92887-1299
------------------------------------------------------------        -----------
  (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code               (714) 282-3832
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1997.

                     Common Stock,
                    $.10 Par Value                   4,762,459 Shares
                    --------------                   ----------------

Index to Form 10-Q

                                                                   Page No.
                                                                   --------
Part I.        Financial Information


Condensed Consolidated Balance Sheets
    April 30, 1997 and January 31, 1997                               1

Condensed Consolidated Statements of Income
    Quarters ended April 30, 1997 and April 30, 1996                  2

Condensed Consolidated Statements of Cash Flows
    Quarters ended April 30, 1997 and April 30, 1996                  3

Notes to Condensed Consolidated Financial Statements                  4

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                             5-8



 PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                         9

Signature                                                           10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    COMARCO, Inc. and Subsidiaries
                                  Condensed Consolidated Balance Sheets

                                                     April 30, 1997             January 31, 1997
ASSETS                                                (Unaudited)                     *
Current assets:
         Cash and cash equivalents                $       7,418,000          $     12,711,000
         Short-term investments                           1,528,000                 1,824,000
         Accounts receivable, net                        13,592,000                11,526,000
         Inventory                                        3,903,000                 3,042,000
         Other current assets                             2,388,000                 2,257,000
                                                  -----------------          ----------------

Total current assets                                     28,829,000                31,360,000

Long-term investments                                     3,063,000                 1,859,000
Property and equipment, net                               1,789,000                 1,408,000
Software development costs, net                           2,611,000                 2,434,000
Intangible assets, net                                    2,786,000                 1,842,000
Other assets                                                482,000                   307,000
                                                  -----------------          ----------------

TOTAL ASSETS                                      $      39,560,000          $    39,210,000
                                                  =================          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                         $         413,000          $        217,000
         Deferred revenue                                 2,724,000                 2,678,000
         Accrued liabilities                              7,631,000                 8,036,000
                                                  -----------------          ----------------

Total current liabilities                                10,768,000                10,931,000

Deferred income taxes                                     1,302,000                 1,302,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000 shares authorized,
           4,762,459 and 4,777,959 shares
           outstanding at April 30, 1997 and
           January 31, 1997, respectively                   476,000                   478,000
         Capital contributed in excess
           of par value                                   3,856,000                 4,450,000
         Retained earnings                               23,158,000                22,049,000
                                                  -----------------          ----------------

Total stockholders' equity                               27,490,000                26,977,000
                                                  -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      39,560,000          $     39,210,000
                                                  =================          ================

See accompanying notes to the condensed consolidated financial statements.

*The  condensed  consolidated  balance  sheet as of  January  31,  1997 has been summarized from the  Company's  audited  consolidated  balance sheet as of that date.




                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                     Quarter Ended
                                       April 30, 1997              April 30, 1996
                                       --------------              --------------
Revenues:
   Contract revenues              $       13,922,000           $       11,952,000
   Product sales                           6,175,000                    4,456,000
                                           ---------                    ---------
                                          20,097,000                   16,408,000
                                          ----------                   ----------

Direct costs:
   Contract costs                          9,574,000                    8,385,000
   Cost of product sales                   2,670,000                    1,550,000
                                           ---------                    ---------
                                          12,244,000                    9,935,000

Indirect costs                             6,200,000                    4,848,000
                                           ---------                    ---------

                                          18,444,000                   14,783,000
                                          ----------                   ----------

Operating income                           1,653,000                    1,625,000

Net interest income                          135,000                      153,000
                                          ----------                   ----------

Income before income taxes                 1,788,000                    1,778,000

Income taxes                                 679,000                      676,000
                                          ----------                   ----------

Net income                        $        1,109,000           $        1,102,000
                                  ==================           ==================

Earnings per share
   Primary                        $              .21             $            .21
                                  ==================             ================


Fully diluted earnings per share has not been presented as the effect is immaterial.


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                         Quarter Ended

                                                           April 30, 1997              April 30, 1996
                                                           --------------              --------------
Cash flows from operating activities:
    Net income                                               $       1,109,000          $     1,102,000
    Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization                                   533,000                  586,000
       Provision for doubtful accounts receivable                       10,000                    9,000
       Net purchases of trading securities                            (168,000)                (555,000)
       Increase in accounts receivable                              (2,076,000)                (393,000)
       Increase in inventory                                          (300,000)                (376,000)
       Increase in other current assets                               (131,000)                (181,000)
       Decrease (increase) in other assets                            (175,000)                  20,000
       Increase (decrease) in accounts payable                         196,000                 (355,000)
       Increase in deferred revenue                                     46,000                   33,000
       Decrease in other current liabilities                          (405,000)                (443,000)
                                                             ------------------         -----------------

    Net cash used in operating activities                           (1,361,000)                (553,000)

Cash flows from investing activities:
    Purchases of investments                                        (1,204,000)              (1,024,000)
    Sales of investments                                               464,000                1,509,000
    Purchases of property and equipment                               (408,000)                (201,000)
    Software development costs                                        (468,000)                (401,000)
    Cost of acquisition of Cubic, net of cash acquired              (1,720,000)                      -
                                                             ------------------          ---------------

    Net cash used in investing activities                           (3,336,000)                (117,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                              97,000                  101,000
    Purchase of common stock                                          (693,000)                     -
                                                             ------------------          ---------------

    Net cash provided (used) by financing activities                  (596,000)                 101,000
                                                             ------------------         ----------------

Net decrease in cash and cash equivalents                    $      (5,293,000)         $      (569,000)
                                                             ==================         ================


Supplemental disclosures of cash flow information:  Cash paid during the quarter for:
       Interest                                              $             -            $             -
       Income taxes                                                    10,000                      2,000


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        April 30, 1997 and April 30,1996
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at April 30, 1997 and January 31, 1997 and the results of its operations and cash flows for the quarters ended April 30, 1997 and April 30, 1996. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended April 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

2.     Asset Acquisitions

       The Condensed Consolidated Balance Sheet includes the callbox assets of Cubic Communications, Inc., acquired by Comarco Wireless Technologies, Inc., a subsidiary of the Company, in February 1997, and the Condensed Consolidated Statement of Income includes Cubic callbox operations since February 1, 1997. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired share of the tangible and identifiable intangible assets and assumed liabilities based on their respective fair values.

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

                                                                Quarter Ended
                                                 April 30, 1997             April 30, 1996
                                                 --------------             --------------
         Net income                                  $ 1,109,000               $ 1,102,000
         less - net income
           allocated to subsidiary
           dilutive stock options
           outstanding                                  (62,000)                   (53,000)
                                                    ------------              -------------
         Net income used in
           calculation of primary
           income per share                       $    1,047,000             $   1,049,000
                                                  ==============              =============
         Weighted average number
           of common shares used in
           calculation of primary
           income per share                            5,093,000                 5,081,000
                                                    ============                 =========
       Primary income per
           common share                               $      .21                $      .21
                                                      ==========                ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


              This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 12,14,15,17,19, 23, 25, and 26 of Management's Discussion and Analysis of Results of Operations and Financial Condition. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

       (a)    Results of Operations

              During the first quarter of Fiscal Year 1998 (year ending January 31, 1998), the Company recorded total revenues of $20.1 million, up 22.6% from the revenues of $16.4 million for the comparable period of a year earlier. Increased year-to-year revenues are primarily due to:

              o sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular telephone carriers;

              o acquisitions as of October 1, 1996 and February 5, 1997 of cellular callbox product lines from GTE and Cubic Communications, respectively; and

              o acquisition as of August 1, 1996 of a commercial outsourced staffing company.

              Total direct costs of $12.2 million for the first quarter of Fiscal Year 1998 are up 2.3 million, or 23.2%, from $9.9 million for the first quarter of Fiscal Year 1997. The increase is due to the on-going costs contributed by the acquisitions of the commercial outsourced staffing company and the cellular callbox product lines, as well as costs to add additional wireless communications products business capacity in a new, larger U.S. facility to support future higher anticipated sales levels.

              Total indirect costs of $6.2 million for the first quarter of Fiscal Year 1998 are up $1.4 million, or 29.2%, from $4.8 million for the first quarter of Fiscal Year 1997. The increase is also related to the commercial outsourced staffing and callbox product line acquisitions, as well as increased costs from expansion in the wireless communications products business, including the establishment of two international sales offices.

              Net interest income (interest income less interest expense) for the first quarter of Fiscal Year 1998 amounted to $135,000, as compared to $153,000 for the comparable period of the prior fiscal year. The decrease is principally due a reduction in cash available to invest over the current year's first quarter, as a result of funding the wireless communications products expansion and the Cubic callbox product line acquisition, as well as cash used to re-purchase Company common stock.

              The Company's effective tax rate for the first quarter of Fiscal Year 1998 is 38%, the same as the comparable period of the prior fiscal year.

              Net income of $1.1 million for the first quarter of Fiscal Year 1998 is unchanged from the comparable period of the prior year primarily due to the additional costs incurred for the wireless communications products expansion offsetting the increased revenue for the period.


              Wireless Communications Products

              Wireless communications products revenues increased 46.3% to $6.0 million for the first quarter of Fiscal Year 1998 from $4.1 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's field measurement systems and revenue assurance systems for major cellular telephone carriers and the acquisition of the callbox product lines from GTE and Cubic Communications. The Company has continued to broaden its product line with the introduction of field measurement equipment, including products supporting the GSM and CDMA air interfaces. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                                        Quarter Ended              Quarter Ended
                                                       April 30, 1997             April 30, 1996
                                                       --------------             --------------
                        Revenues                            $6,018,000                $4,058,000
                        Cost of product sales                2,594,000                 1,504,000
                                                             ---------                 ---------

                        Gross income                         3,424,000                 2,554,000
                        Gross income percentage               56.9%                       62.9%

                        Indirect costs*                      2,295,000                 1,452,000
                                                             ---------                 ---------

                        Operating income                    $1,129,000                $1,102,000
                                                            ==========                ==========

              *Indirect  costs  include  selling,  general,  and  administrative expenses as well as research and development expenses.

              The decreased gross income percentage is due to the increased costs incurred to increase the capacity of the wireless communications products business, which included additional staffing, moving to a larger facility in California, and associated costs to support future anticipated higher sales levels. If the increased forecast sales levels materialize, the Company would expect the Company's gross income percentage to move back toward historical levels, though there can be no assurances in that regard.

              The increase in indirect costs of 58.1% for the first quarter of Fiscal Year 1998 over the comparable period of the prior fiscal year is a result of the increase in revenues, as well as costs incurred to establish two international sales offices and an increase in research and development expenses. Selling, general and administrative expenses increased 56.4% to $1.8 million from the first quarter of Fiscal Year 1997 to the first quarter of Fiscal Year 1998, while research and development expenses increased 64.4% to $485,000 from the first quarter of Fiscal Year 1997 to the first quarter of Fiscal Year 1998. As with the gross income, if anticipated increased sales levels do occur, the Company would expect the indirect expense factor to moderate back toward historical levels, though there can be no assurances in that regard.

              Operating  income as a  percentage  of  revenues  is 18.8% for the first quarter of Fiscal Year 1998, compared to 27.2% for the comparable period of the prior fiscal year. This decrease is primarily due to the increased costs related to business expansion, as discussed above.

              As  part  of its  product  development  program,  the  Company  is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $470,000 and $400,000, respectively, during the first quarters of Fiscal Years 1998 and 1997, respectively. Corresponding amounts amortized were $250,000 and $325,000, respectively. The Company's future product prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              The Company's orders for wireless communications products totalled $6.1 million for the first quarter of Fiscal Year 1998, up from $1.9 million from the comparable prior period. For the twelve month periods ended April 30, 1997 and 1996, orders received were $38.9 million and $14.9 million, respectively. Included in the amount for the twelve months ended April 30, 1997 is $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at April 30, 1997 totalled $17.8 million, of which $8.6 million relates to long-term maintenance contracts. An additional $2.0 million of deferred revenue has been recorded for anticipated customer warranty obligations.

              The Company has experienced fluctuations in wireless communications products activity in each of the past four years, with greater sales in the second half of its fiscal year and lesser amounts in the first half. This trend may or may not continue as the Company attempts to broaden its product offerings. The nature of the wireless communications products business is inherently unpredictable as the Company will normally not have a significant amount of unfilled orders at the end of a period. Therefore, the amount of orders, sales levels, and profits are difficult to predict and may fluctuate significantly from quarter to quarter.

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; and changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products, therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the
              Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, trademarks, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Outsourced Staffing Services and Other Revenue

              Revenues provided by the Company's outsourced staffing services business area increased 14.6%, from $12.3 million in the first quarter of Fiscal Year 1997 to $14.1 million in the first quarter of Fiscal Year 1998. Revenues in this business area decreased from 75.0% of the Company's total revenues in the first quarter of Fiscal Year 1997 to 70.1% of the Company's total revenues in the first quarter of Fiscal Year 1998. The increase in period-to-period revenue is due to the acquisition of the commercial outsourced staffing company on August 1, 1996, which contributed $2.6 million of revenue in the first quarter of Fiscal Year 1998, partially offset by a decrease in other outsourced staffing revenue at some of the Company's locations providing services to the U.S. Government.

              Sales to the U.S. Government as well as to government prime contractors were 43% and 34% of the Company's total revenue during the first quarters of Fiscal Years 1997 and 1998, respectively. In the course of the Company's business, its government contracts are periodically opened for competition, although none of the Company's government contracts are scheduled to end in Fiscal Year 1998. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the Governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for outsourced staffing services is virtually unchanged from $523,000 in the first quarter of Fiscal Year 1997 to $524,000 in the first quarter of Fiscal Year 1998. Increased operating income provided by the acquisition of the commercial outsourced staffing company was offset by decreased operating income from government contracts.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 30, 1996. The loan agreement consists of (1) an $8 million revolving credit facility, which expires June 30, 1998, and (2) a $5 million guidance line of credit, which expires June 30, 1997. The revolving credit facility and the guidance line of credit are unsecured provided the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $14 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first quarter of Fiscal Year 1998. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, software product development costs, and the Company's stock re-purchase program.

              During the first quarter of Fiscal Year 1998, the Company's average days' sales in accounts receivable have increased, primarily due to increased sales of wireless communications products, which have a longer collection cycle than the Company's outsourced staffing revenues.

              Several additional key factors indicating the Company's financial condition include:

                                                     April 30, 1997        January 31, 1997
                                                     --------------        ----------------
                      Current ratio                            2.68                   2.87
                      Working capital               $    18,061,000       $     20,429,000
                      Book value per share                    $5.77                  $5.65

              The decrease in the current ratio and amount of working capital during the first quarter of Fiscal Year 1998 is due to the funding of the wireless communications products business expansion, as well as funds used to re-purchase Company common stock during the first quarter of Fiscal Year 1998.

              The Company has a significant commitment for capital expenditures at April 30, 1997 for Comarco Wireless Technologies, Inc. The
              Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. Under the software development portion of the Company's product development program, the Company capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, $470,000 and $250,000, respectively, in the first quarter of Fiscal Year 1998.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of April 30, 1997, the Company has re-purchased and retired approximately 867,000 shares. The average price paid per share re-purchased under the program was $5.71.

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




                                  COMARCO, Inc.
                                  -------------
                                  (Registrant)




June 13, 1997




                                 THOMAS P. BAIRD
               --------------------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)