Form 10-Q
period 1997-07-31
COMARCO INC
filed 1997-09-15
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1997                   Commission File Number 0-5449



                                 COMARCO, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                 95-2088894
---------------------------------                     ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California       92887-1299
-------------------------------------------------------------    -------------
 (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code              (714) 282-3832
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1997.

                           Common Stock,
                          $.10 Par Value                   4,715,467 Shares
                          --------------                   ----------------

Index to Form 10-Q
                                                                Page No.
                                                                --------
Part I.        Financial Information

Condensed Consolidated Balance Sheets
   July 31, 1997 and January 31, 1997                              1

Condensed Consolidated Statements of Income
   Quarters Ended and Two Quarters Ended July 31, 1997
   and July 31, 1996                                               2

Condensed Consolidated Statements of Cash Flows
   Two Quarters Ended July 31, 1997 and July 31, 1996              3

Notes to Condensed Consolidated Financial Statements               4-5

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                              6-10



PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                       11

Signature                                                          12

                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 COMARCO, Inc. and Subsidiaries
                              Condensed Consolidated Balance Sheets

                                                          July 31, 1997              January 31, 1997
ASSETS                                                     (Unaudited)                     *
                                                          --------------             ----------------
Current assets:
         Cash and cash equivalents                        $       6,572,000          $     12,711,000
         Short-term investments                                   2,086,000                 1,824,000
         Accounts receivable, net                                14,103,000                11,526,000
         Inventory                                                4,619,000                 3,042,000
         Other current assets                                     2,242,000                 2,257,000
                                                          -----------------          ----------------

Total current assets                                             29,622,000                31,360,000

Long-term investments                                             2,700,000                 1,859,000
Property and equipment, net                                       2,115,000                 1,408,000
Software development costs, net                                   2,981,000                 2,434,000
Intangible assets, net                                            2,698,000                 1,842,000
Other assets                                                        498,000                   307,000
                                                          -----------------          ----------------

TOTAL ASSETS                                              $      40,614,000          $     39,210,000
                                                          =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                 $         934,000          $        217,000
         Deferred revenue                                         2,338,000                 2,678,000
         Accrued liabilities                                      8,322,000                 8,036,000
                                                          -----------------          ----------------

Total current liabilities                                        11,594,000                10,931,000

Deferred income taxes                                             1,155,000                 1,302,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000   shares   authorized,
           4,715,832  and  4,777,959  shares
           outstanding at July 31, 1997 and
           January 31, 1997, respectively                           472,000                   478,000
         Capital contributed in excess
           of par value                                           2,920,000                 4,450,000
         Retained earnings                                       24,473,000                22,049,000
                                                          -----------------          ----------------

Total stockholders' equity                                       27,865,000                26,977,000
                                                          -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      40,614,000          $     39,210,000
                                                          =================          ================

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1997 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                               Quarter Ended                                 Two Quarters Ended
                                               -------------                                 ------------------
                                     July 31, 1997           July 31, 1996          July 31, 1997           July 31, 1996
                                     -------------           -------------          -------------           -------------
Revenues:
   Contract revenues             $      13,716,000       $      11,517,000      $      27,638,000       $      23,469,000
   Product sales                         7,299,000               4,581,000             13,474,000               9,037,000
                                         ---------               ---------             ----------               ---------
                                        21,015,000              16,098,000             41,112,000              32,506,000
                                        ----------              ----------             ----------              ----------

Direct costs:
   Contract costs                        9,698,000               7,114,000             19,272,000              15,499,000
   Cost of product sales                 3,206,000               2,089,000              5,876,000               4,196,000
                                         ---------               ---------              ---------               ---------
                                        12,904,000               9,203,000             25,148,000              19,695,000

Indirect costs                           6,110,000               5,344,000             12,310,000               9,635,000
                                         ---------               ---------             ----------               ---------

                                        19,014,000              14,547,000             37,458,000              29,330,000
                                        ----------              ----------             ----------              ----------

Operating income                         2,001,000               1,551,000              3,654,000               3,176,000

Net interest income                        121,000                 147,000                256,000                 300,000
                                           -------                 -------                -------                 -------

Income before income taxes               2,122,000               1,698,000              3,910,000               3,476,000

Income taxes                               807,000                 610,000              1,486,000               1,286,000
                                 -----------------       -----------------      -----------------      ------------------


Net income                       $       1,315,000       $       1,088,000      $       2,424,000      $        2,190,000
                                 =================       =================      =================      ==================

Earnings per share*
   Primary                       $             .24       $             .20      $             .45      $              .41
                                 =================       =================      =================      ==================



*Fully diluted earnings per share has not been presented as the effect is immaterial.




See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Two Quarters Ended
                                                                           ------------------
                                                                July 31, 1997            July 31, 1996
                                                                -------------            -------------
Cash flows from operating activities:
    Net income                                              $       2,424,000          $      2,190,000
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                1,275,000                 1,182,000
       Loss on disposal of property and equipment                       9,000                     6,000
       Deferred income taxes                                         (402,000)                      -
       Provision for doubtful accounts receivable                      20,000                    18,000
       Net purchases of trading securities                           (482,000)                 (530,000)
       Increase in accounts receivable                             (2,597,000)               (1,454,000)
       Increase in inventory                                       (1,016,000)                 (636,000)
       Decrease (increase) in other current assets                    270,000                  (103,000)
       Decrease (increase) in other assets                           (191,000)                   37,000
       Increase (decrease) in accounts payable                        717,000                  (263,000)
       Decrease in deferred revenue                                  (340,000)                  (14,000)
       Increase (decrease) in accrued liabilities                     286,000                  (244,000)
                                                            ------------------         -----------------

    Net cash provided (used) by operating activities                  (27,000)                  189,000

Cash flows from investing activities:
    Purchases of investments                                       (1,204,000)               (1,250,000)
    Proceeds from sales and maturities of investments                 583,000                 1,550,000
    Purchases of property and equipment                              (969,000)                 (380,000)
    Software development costs                                     (1,266,000)                 (957,000)
    Cost of acquisition of Cubic, net of cash acquired             (1,720,000)                      -
                                                            ------------------         -----------------

    Net cash used in investing activities                          (4,576,000)               (1,037,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                            219,000                   380,000
    Purchase of common stock                                       (1,755,000)                  (37,000)
                                                            ------------------         -----------------

    Net cash provided (used) by financing activities               (1,536,000)                  343,000
                                                            ------------------         ----------------

Net decrease in cash and cash equivalents                   $      (6,139,000)         $       (505,000)
                                                            ==================         =================


Supplemental  disclosures  of cash flow  information:
  Cash paid during the two quarters for:
       Interest                                             $              -           $             -
       Income taxes                                                 1,268,000                 1,427,000



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         July 31, 1997 and July 31,1996
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at July 31, 1997 and January 31, 1997, the results of its operations for the quarter ended and two quarters ended July 31, 1997 and July 31, 1996, and its cash flows for the two quarters ended July 31, 1997 and July 31, 1996. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and two quarters ended July 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

2.     Asset Acquisitions

       The Condensed Consolidated Balance Sheet includes the callbox assets of Cubic Communications, Inc., acquired by Comarco Wireless Technologies, Inc., a subsidiary of the Company, in February 1997, and the Condensed Consolidated Statement of Income includes Cubic callbox operations since February 1, 1997. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their respective fair values.

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

                                                       Quarter Ended                                Two Quarters Ended
                                                       -------------                                ------------------
                                              July 31, 1997         July 31, 1996           July 31, 1997         July 31, 1996
                                              -------------         -------------           -------------         -------------
         Net income                          $    1,315,000         $   1,088,000           $   2,424,000        $    2,190,000
         less - net income
           allocated to subsidiary
           dilutive stock options
           outstanding                              (92,000)              (55,000)               (156,000)             (110,000)
                                                 ----------           -----------               ---------             ---------
         Net income used in
           calculation of primary
           income per share                  $    1,223,000         $   1,033,000           $   2,268,000        $    2,080,000
                                             ==============           ===========           =============        ==============
         Weighted average number
           of common shares used in
           calculation of primary
           income per share                       5,080,000             5,123,000               5,088,000             5,096,000
                                                ============            =========           =============             =========
         Primary income per
           common share                      $           .24        $         .20           $         .45        $          .41
                                             ===============        =============           =============        ==============

4.   New  Accounting pronouncements

     In February 1997, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 provides new methods for the computation, presentation and disclosure of primary and fully-diluted earnings per share, simplifying the calculations and making them more comparable with international accounting standards. Pursuant to SFAS No. 128, the Company is required to adopt the provisions of this Statement in the fourth quarter of Fiscal Year 1998, restating the current year quarterly information and all prior periods presented. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this Statement for the year ending January 31, 1999. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion-1966," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of this Statement for the year ending January 31, 1999. Earlier application is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not impact the manner of presentation of its financial statements as currently and previously reported.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement for the year ending January 31, 1999. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of SFAS No. 131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.


5.   Reclassifications

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


              This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 8, 11, 13, 14, 16,
              18, 21, 23 and 24 of Management's Discussion and Analysis of Results of Operations and Financial Condition. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

       (a)    Results of Operations

              During the second quarter of Fiscal Year 1998 (year ending January 31, 1998), the Company recorded total revenues of $21.0 million, up 30.4% from the revenues of $16.1 million for the comparable period of the prior fiscal year. Revenues for the first two quarters of Fiscal Year 1998 of $41.1 million are up 26.5% from $32.5 million for the comparable period of the prior fiscal year. Increased year-to-year revenues are primarily due to

              o increased sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular telephone carriers;

              o acquisitions as of October 1, 1996 and February 5, 1997 of cellular callbox product lines from GTE and Cubic Communications, respectively; and

              o acquisition as of August 1, 1996 of a commercial outsourced staffing company.

              Total direct costs of $12.9 million for the second quarter of Fiscal Year 1998 are up $3.7 million, or 40.2%, from $9.2 million for the second quarter of Fiscal Year 1997. Direct costs for the first two quarters of Fiscal Year 1998 of $25.1 million are up $5.4 million, or 27.4%, from $19.7 million for the comparable period of the prior fiscal year. The increases are due to the on-going costs contributed by the acquisitions of the commercial outsourced staffing company and the cellular callbox product lines, as well as costs to add additional wireless communications products business capacity in a new, larger U.S. facility to support future higher anticipated sales levels.

              Total indirect costs of $6.1 million for the second quarter of Fiscal Year 1998 are up $.8 million, or 15.1%, from $5.3 million for the second quarter of Fiscal Year 1997. Indirect costs for the first two quarters of Fiscal Year 1998 of $12.3 million are up $2.7 million, or 28.1%, from $9.6 million for the comparable period of the prior fiscal year. The increases are also related to the commercial outsourced staffing and callbox product line acquisitions, as well as increased costs from expansion in the wireless communications products business, including the establishment of two international sales offices.

              Net interest income (interest income less interest expense) for the second quarter of Fiscal Year 1998 amounted to $121,000, as compared to $147,000 for the comparable period of the prior fiscal year. Net interest income for the first two quarters of Fiscal Year 1998 amounted to $256,000, as compared to $300,000 for the comparable period of the prior fiscal year. The decreases are principally due to a reduction in cash available to invest over the current year's first two quarters, as a result of funding the wireless communications products expansion and the Cubic callbox product line acquisition, as well as cash used to re-purchase Company common stock.

              The Company's effective tax rate for the first two quarters of Fiscal Year 1998 is 38% versus an effective tax rate of 37% for the comparable period of the prior fiscal year.

              The overall increase in net income from the prior fiscal year is primarily due to the significant increase in the sales of wireless communications products.


              Wireless Communications Products

              Wireless communications products revenues increased 69.0% to $7.1 million for the second quarter of Fiscal Year 1998 from $4.2 million for the comparable period of the prior fiscal year. Revenues increased 57.8% to $13.1 million for the two quarters ended July 31, 1997 from $8.3 million for the comparable period of the prior fiscal year. These increases are due to increased sales of the Company's field measurement systems and revenue assurance systems for major cellular telephone carriers and the acquisition of the callbox product lines from GTE and Cubic Communications. The Company has continued to broaden its product line with the introduction of field measurement equipment, including products supporting the GSM and CDMA air interfaces. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                               Two Quarters Ended      Two Quarters Ended
                                                  July 31, 1997           July 31, 1996
                                                  -------------           -------------
               Revenues                              $13,076,000             $8,285,000
               Cost of product sales                   5,651,000              3,035,000
                                                       ---------              ---------

               Gross margin                            7,425,000              5,250,000
               Gross margin percentage                    56.8%                  63.4%

               Indirect costs*                         4,582,000              3,033,000
                                                       ---------              ---------

               Operating income                      $ 2,843,000             $2,217,000
                                                      ==========             ==========

              *Indirect costs include selling, general, and administrative expenses as well as research and development expenses.

              The decreased gross margin percentage is due to the increased costs incurred to increase the capacity of the wireless communications products business, which included additional staffing, moving to a larger facility in California, and associated costs to support future anticipated higher sales levels. If the increased forecast sales levels materialize, the Company would expect the Company's gross income percentage to move back toward historical levels, though there can be no assurances in that regard.

              The increase in indirect costs of 51.1% for the first two quarters of Fiscal Year 1998 over the comparable period of the prior fiscal year is a result of costs incurred to establish two international sales offices and an increase in research and development. Selling, general and administrative expenses increased 48.0% from the first two quarters of Fiscal Year 1997 to the first two quarters of Fiscal Year 1998, while research and development expenses increased 62.8% to $1,034,000 from the first two quarters of Fiscal Year 1997 to the first two quarters of Fiscal Year 1998.

              Operating income as a percentage of revenues is 24.3% for the second quarter of Fiscal Year 1998, compared to 26.4% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 21.7% for the first two quarters of Fiscal Year 1998, compared to 26.8% for the comparable period of the prior fiscal year. This decrease is primarily due to the increased costs related to business expansion, as discussed above.

              As part of its overall product development program, the Company is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1,266,000 and $957,000, respectively, during the first two quarters of Fiscal Years 1998 and 1997, respectively. Corresponding amounts amortized were $644,000 and $650,000, respectively. The Company's future product prospects will depend, in part, on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              The Company's orders for wireless communications products totalled $6.1 million for the second quarter of Fiscal Year 1998, up from $4.3 million from the comparable prior period. For the twelve month periods ended July 1997 and 1996, orders received were $36.5 million and $15.5 million, respectively. Included in the amount for the twelve months ended July 31, 1997 is $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at July 31, 1997 totalled $17.0 million, of which $7.9 million relates to long-term maintenance contracts. An additional $1.9 million of deferred revenue has been recorded for anticipated customer warranty obligations.

              The Company has experienced fluctuations in wireless communications products activity in each of the past four years, with greater sales in the second half of its fiscal year and lesser amounts in the first half. This trend may or may not continue as the Company attempts to broaden its product offerings. The nature of the wireless communications products business is inherently unpredictable as the Company has not historically had a significant amount of unfilled orders at the end of a period. Therefore, the amount of orders, sales levels, and profits are difficult to predict and may fluctuate significantly from quarter to quarter.

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; and changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from a single or limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products, therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the
              Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, trademarks, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Outsourced Staffing Services Revenue

              Revenues provided by the Company's traditional outsourced staffing services business area increased 16.8%, from $11.9 million in the second quarter of Fiscal Year 1997 to $13.9 million in the second quarter of Fiscal Year 1998. Revenues from this business area increased 15.7%, from $24.2 million for the first two quarters of Fiscal Year 1997 to $28.0 million for the first two quarters of Fiscal Year 1998. Revenues in this business area decreased from 74.5% of the Company's total revenues in the first two quarters of Fiscal Year 1997 to 68.1% of the Company's total revenues in the first two quarters of Fiscal Year 1998. The increase in period-to-period revenue is due to the acquisition of the commercial outsourced staffing company on August 1, 1996, which contributed $5.0 million of revenue in the first two quarters of Fiscal Year 1998, partially offset by a decrease in other outsourced staffing revenue at some of the Company's locations providing services to government agencies.

              Sales to the U.S. Government as well as to government prime contractors were 43% and 33% of the Company's total revenue during the first two quarters of Fiscal Years 1997 and 1998, respectively. In the course of the Company's business, its government contracts are periodically opened for competition, although none of the Company's government contracts are scheduled to end in Fiscal Year 1998. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that government agencies will fund the portions of existing contracts that are unfunded, or that the agencies will exercise any options.

              Operating income (revenues less direct costs and indirect costs) for outsourced staffing services is down 34.1% from $437,000 in the second quarter of Fiscal Year 1997 to $288,000 in the second quarter of Fiscal Year 1998. Operating income for outsourced staffing services is down 15.4% from $959,000 in the first two quarters of Fiscal Year 1997 to $811,000 in the first two quarters of Fiscal Year 1998. Decreased operating income from several government airport services contracts was partially offset by increased operating income provided by the acquisition of the commercial outsourced staffing company.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 15, 1997. The loan agreement consists of (1) an $8 million revolving credit facility, which expires May 31, 1999, and (2) a $5 million guidance line of credit, which expires May 31, 1998. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $13 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first two quarters of Fiscal Year 1998. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, software product development costs, and the Company's stock re-purchase program.

              During the first two quarters of Fiscal Year 1998, the Company's average days' sales in accounts receivable have increased, primarily due to increased sales of wireless communications products, which have a longer collection cycle than the Company's outsourced staffing revenues.

              Several additional key factors indicating the Company's financial condition include:

                                              July 31, 1997        January 31, 1997
                                              -------------        ----------------
              Current ratio                            2.55                    2.87
              Working capital              $     18,018,000        $     20,429,000
              Book value per share                    $5.91                   $5.65

              The decrease in the current ratio and amount of working capital during the first two quarters of Fiscal Year 1998 is due to the funding of the wireless communications products business expansion, as well as funds used to re-purchase Company common stock during the first two quarters of Fiscal Year 1998.

              The Company has a significant commitment for capital expenditures at July 31, 1997 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. Under the software development portion of the Company's product development program, the Company capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, $1,266,000 and $644,000, respectively, in the first two quarters of Fiscal Year 1998.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of July 31, 1997, the Company has re-purchased and retired approximately 928,000 shares. The average price paid per share re-purchased under the program was $6.48.

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

PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              10.26 Third Amendment to Loan Agreement dated August 15, 1997 between the Company and NationsBank of Virginia, N.A.

              10.27 Third Amended and Restated Master Line of Credit Note dated August 15, 1997 between the Company and NationsBank of Virginia, N.A.

              10.28 Third Amended and Restated Guidance Line of Credit Note dated August 15, 1997 between the Company and NationsBank of Virginia, N.A.

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




September 15, 1997




                                 THOMAS P. BAIRD
               --------------------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)