Form 10-Q
period 1997-10-31
COMARCO INC
filed 1997-12-15
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1997           Commission File Number 0-5449



                                  COMARCO, Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                   95-2088894
-------------------------------                         ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California        92887-1299
-------------------------------------------------------------       ----------
    (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code               (714) 282-3832
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1997.

                    Common Stock,
                    $.10 Par Value                   4,716,217 Shares
                    --------------                   ----------------

Index to Form 10-Q

                                                                      Page No.
                                                                      --------
  Part I.  Financial Information


  Condensed Consolidated Balance Sheets
      October 31, 1997 and January 31, 1997                              1

  Condensed Consolidated Statements of Income
      Quarters Ended and Three Quarters Ended October 31, 1997
      and October 31, 1996                                               2

  Condensed Consolidated Statements of Cash Flows
      Three Quarters Ended October 31, 1997 and October 31, 1996         3

  Notes to Condensed Consolidated Financial Statements                 4-6

  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             7-11



  PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                             12

  Signature                                                             13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 COMARCO, Inc. and Subsidiaries
                             Condensed Consolidated Balance Sheets


                                                        October 31, 1997           January 31, 1997
ASSETS                                                    (Unaudited)                     *
Current assets:
         Cash and cash equivalents                      $       2,537,000          $     12,711,000
         Short-term investments                                 2,191,000                 1,824,000
         Accounts receivable, net                              19,291,000                11,526,000
         Inventory                                              5,156,000                 3,042,000
         Other current assets                                   2,376,000                 2,257,000
                                                         -----------------          ----------------

Total current assets                                           31,551,000                31,360,000

Long-term investments                                           2,651,000                 1,859,000
Property and equipment, net                                     2,169,000                 1,408,000
Software development costs, net                                 3,352,000                 2,434,000
Intangible assets, net                                          3,022,000                 1,842,000
Other assets                                                      578,000                   307,000
                                                         -----------------          ----------------

TOTAL ASSETS                                            $      43,323,000          $     39,210,000
                                                         =================           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                               $       1,176,000          $        217,000
         Deferred revenue                                       2,053,000                 2,678,000
         Accrued liabilities                                    9,563,000                 8,036,000
                                                         -----------------          ----------------

Total current liabilities                                      12,792,000                10,931,000

Deferred income taxes                                           1,215,000                 1,302,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,705,000 shares authorized,
           4,716,217 and 4,777,959 shares
           outstanding at October 31, 1997 and
           January 31, 1997, respectively                         472,000                   478,000
         Capital contributed in excess
           of par value                                         2,928,000                 4,450,000
         Retained earnings                                     25,916,000                22,049,000
                                                         -----------------          ----------------

Total stockholders' equity                                     29,316,000                26,977,000
                                                         -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      43,323,000          $     39,210,000
                                                         =================          ================

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1997 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                         Quarter Ended                        Three Quarters Ended
                                                         -------------                        --------------------
                                            October 31, 1997      October 31, 1996    October 31, 1997   October 31, 1996
                                            ----------------      ----------------    ----------------   ----------------
Revenues:
   Contract revenues                        $   14,003,000        $   14,181,000      $   41,641,000     $   37,650,000
   Product sales                                 7,972,000             4,189,000          21,446,000         13,226,000
                                                 ---------             ---------          ----------         ----------
                                                21,975,000            18,370,000          63,087,000         50,876,000
                                                ----------            ----------          ----------         ----------

Direct costs:
   Contract costs                                9,630,000            10,033,000          28,902,000         25,532,000
   Cost of product sales                         3,974,000             1,760,000           9,850,000          4,902,000
                                                 ---------             ---------           ---------          ---------
                                                13,604,000            11,793,000          38,752,000         30,434,000

Indirect costs                                   6,124,000             5,056,000          18,434,000         15,745,000
                                                 ---------             ---------          ----------         ----------

                                                19,728,000            16,849,000          57,186,000         46,179,000
                                                ----------            ----------          ----------         ----------

Operating income                                 2,247,000             1,521,000           5,901,000          4,697,000

Net interest income                                 80,000               126,000             336,000            426,000
                                                    ------               -------             -------            -------

Income before income taxes                       2,327,000             1,647,000           6,237,000          5,123,000

Income taxes                                       884,000               558,000           2,370,000          1,844,000
                                            --------------        --------------      --------------     --------------


Net income                                  $    1,443,000        $    1,089,000      $    3,867,000     $    3,279,000
                                            ==============        ==============      ==============     ==============

Earnings per share*
   Primary                                       $     .26             $     .20           $     .71          $     .61
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

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                             Three Quarters Ended
                                                                 -------------------------------------------
                                                                 October 31, 1997           October 31, 1996
                                                                 ----------------           ----------------
Cash flows from operating activities:
    Net income                                                   $       3,867,000          $      3,279,000
    Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization                                     1,941,000                 1,708,000
       Loss on disposal of property and equipment                           -                          6,000
       Deferred income taxes                                              (471,000)                 (359,000)
       Provision for doubtful accounts receivable                           45,000                    28,000
       Net purchases of trading securities                                (607,000)                 (648,000)
       Increase in accounts receivable                                  (7,810,000)               (4,536,000)
       Increase in inventory                                            (1,553,000)                 (961,000)
       Decrease (increase) in other current assets                         265,000                  (288,000)
       Increase in other assets                                           (271,000)                   (2,000)
       Increase (decrease) in accounts payable                             959,000                  (162,000)
       Increase (decrease) in deferred revenue                            (625,000)                  277,000
       Increase in accrued liabilities                                   1,527,000                   834,000
                                                                   ----------------          ----------------

    Net cash used in operating activities                               (2,733,000)                 (824,000)
  Cash flows from investing activities:
    Purchases of investments                                            (1,204,000)               (1,572,000)
    Proceeds from sales and maturities of investments                      652,000                 1,562,000
    Purchases of property and equipment                                 (1,287,000)                 (632,000)
    Proceeds from sales of property and equipment                           14,000                       -
    Software development costs                                          (1,968,000)               (1,725,000)
    Cost of acquisition of RAL, net of cash acquired                      (406,000)               (1,197,000)
    Cost of acquisition of GTE callbox, net of cash acquired                  -                   (1,063,000)
    Cost of acquisition of Cubic callbox, net of cash acquired          (1,714,000)                      -
                                                                 ------------------          ----------------

    Net cash used in investing activities                               (5,913,000)               (4,627,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                 305,000                   590,000
    Purchase of common stock                                            (1,833,000)                  (89,000)
                                                                 ------------------          ----------------

    Net cash provided (used) by financing activities                    (1,528,000)                  501,000
                                                                 ------------------          ----------------

Net decrease in cash and cash equivalents                        $     (10,174,000)          $    (4,950,000)
                                                                 ==================          ================


Supplemental  disclosures of cash flow  information:
  Cash paid during the three
    quarters for:
       Interest                                                  $          (2,000)         $            -
       Income taxes                                                      1,790,000                 1,677,000

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      October 31, 1997 and October 31,1996
                                   (Unaudited)

1.      General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at October 31, 1997 and January 31, 1997, the results of its operations for the quarter ended and three quarters ended October 31, 1997 and October 31, 1996, and its cash flows for the three quarters ended October 31, 1997 and October 31, 1996. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and three quarters ended October 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.


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

       On August 1, 1996, the Company acquired the assets of RAL Consulting and Staffing Services, Inc. The purchase agreement provided for contingent increases in the purchase price over three years based upon the achievement of certain performance objectives. During the third quarter of Fiscal Year 1998, the first year's objectives were achieved, therefore an additional payment to the former owner was made.


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




                                                       Quarter Ended                                Three Quarters Ended
                                                       -------------                                --------------------
                                            October 31, 1997     October 31, 1996        October 31, 1997       October 31, 1996
                                            ----------------     ----------------        ----------------       ----------------
         Net income                           $ 1,443,000          $ 1,089,000             $ 3,867,000             $ 3,279,000
         less - net income
           allocated to subsidiary
           dilutive stock options
           outstanding                           (114,000)             (49,000)               (275,000)               (158,000)
                                              ------------             --------              ----------               ---------

         Net income used in
           calculation of primary
           income per share                   $ 1,329,000          $ 1,040,000             $ 3,592,000             $ 3,121,000
                                              ============         ============            ============            ============

         Weighted average number
           of common shares used in
           calculation of primary
           income per share                     5,062,000            5,132,000               5,076,000               5,121,000
                                              ============           =========             ============              ==========

       Primary income per
           common share                       $       .26          $       .20             $       .71               $     .61
                                              ============         ===========             ============              ==========


4.     New Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." SFAS No. 128 provides new methods for the computation, presentation and disclosure of primary and fully-diluted earnings per share, simplifying the calculations and making them more comparable with international accounting standards. Pursuant to SFAS No. 128, the Company is required to adopt the provisions of this Statement in the fourth quarter of Fiscal Year 1998, restating the current year quarterly information and all prior periods presented. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

       In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS No. 129), "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this Statement for the year ending January 31, 1999. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the Statement for the year ending January 31, 1999. Earlier application is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of SFAS No. 130 will not impact the manner of presentation of its financial statements as currently and previously reported.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of the Statement for the year ending January 31, 1999. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of SFAS No. 131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.


5.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


              This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These are in paragraphs 2, 8, 11, 13, 14, 16, 18, 21, 23 and 24 of Management's Discussion and Analysis of Results of Operations and Financial Condition. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

       (a)    Results of Operations

              During the third quarter of Fiscal Year 1998 (year ending January 31, 1998), the Company recorded total revenues of $22.0 million, up 19.6% from revenues of $18.4 million for the comparable period of the prior fiscal year. Revenues for the first three quarters of Fiscal Year 1998 of $63.1 million are up 24.0% from $50.9 million for the comparable period of the prior fiscal year. Increased year-to-year revenues are primarily due to:

                 o increased sales of the Company's wireless communications products, including various field measurement and revenue assurance system to major cellular telephone carriers;
                 o acquisitions as of October 1, 1996 and February 5, 1997 of callbox product lines from GTE and Cubic Communications, respectively; and
                 o acquisition as of August 1, 1996 of a commercial outsourced staffing company.

              Total direct costs of $13.6 million for the third quarter of Fiscal Year 1998 are up $1.8 million, or 15.3%, from $11.8 million for the third quarter of Fiscal Year 1997. Direct costs for the first three quarters of Fiscal Year 1998 of $38.8 million are up $8.4 million, or 27.6%, from $30.4 million for the comparable period of the prior fiscal year. The increases are due to the on-going costs contributed by the acquisitions of the commercial outsourced staffing company and the cellular callbox product lines, as well as costs to add additional wireless communications products business capacity in a new, larger U.S. facility to support future higher anticipated sales levels.

              Total indirect costs of $6.1 million for the third quarter of Fiscal Year 1998 are up $1.0 million, or 19.6%, from $5.1 million for the third quarter of Fiscal Year 1997. Indirect costs for the first three quarters of Fiscal Year 1998 of $18.4 million are up $2.7 million, or 17.1%, from $15.7 million for the comparable period of the prior fiscal year. The increases are also related to the commercial outsourced staffing and callbox product line acquisitions, as well as increased costs from expansion in the wireless communications products business, including the establishment of two international sales offices.

              Net interest income (interest income less interest expense) for the third quarter of Fiscal Year 1998 amounted to $80,000, as compared to $126,000 for the comparable period of the prior fiscal year. Net interest income for the first three quarters of Fiscal Year 1998 amounted to $336,000, as compared to $426,000 for the comparable period of the prior fiscal year. The decreases are principally due to a reduction in cash available to invest over the current year's first three quarters, as a result of funding the wireless communications products expansion and the Cubic callbox product line acquisition, as well as cash used to re-purchase Company common stock.

              The Company's effective tax rate for the first three quarters of Fiscal Year 1998 is 38% versus an effective tax rate of 36% for the comparable period of the prior fiscal year.

              The overall  increase in net income from the prior  fiscal year is
              due  to  the  significant   increase  in  the  sales  of  wireless
              communications products.


              Wireless Communications Products

              Wireless communications products revenues increased 97.5% to $7.9 million for the third quarter of Fiscal Year 1998 from $4.0 million for the comparable period of the prior fiscal year. Revenues increased 72.1% to $21.0 million for the three quarters ended October 31, 1997 from $12.2 million for the comparable period of the prior fiscal year. These increases are due to increased sales of the Company's field measurement systems and revenue assurance systems for major cellular telephone carriers and the acquisition of the callbox product lines from GTE and Cubic Communications. The Company has continued to broaden its product line with the introduction of field measurement equipment, including products supporting the GSM, CDMA, IS-136 and PCS 1800/1900 air interfaces. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                                          Three Quarters Ended         Three Quarters Ended
                                                            October 31, 1997             October 31, 1996
                                                            ----------------             ----------------
                    Revenues                                  $20,955,000                  $12,244,000
                    Cost of product sales                       9,466,000                    4,691,000
                                                                ---------                    ---------

                    Gross margin                               11,489,000                    7,553,000
                    Gross margin percentage                         54.8%                        61.7%

                    Indirect costs*                             6,641,000                    4,370,000
                                                                ---------                    ---------

                    Operating income                          $ 4,848,000                  $ 3,183,000
                                                               ==========                   ==========


              *Indirect  costs  include  selling,  general,  and  administrative expenses as well as research and development expenses.

              The decreased gross margin percentage is due to the increased costs incurred to increase the capacity of the wireless communications products business, which included additional staffing, moving to a larger facility in California, and associated costs to support future anticipated higher sales levels; along with the addition of the callbox product line.

              The increase in indirect costs of 52.0% for the first three quarters of Fiscal Year 1998 over the comparable period of the prior fiscal year is a result of costs incurred to establish two international sales offices and an increase in research and development. Selling, general and administrative expenses increased 55.0% from the first three quarters of Fiscal Year 1997 to the first three quarters of Fiscal Year 1998, while research and development expenses increased 39.3% to $1,169,000 from the first three quarters of Fiscal Year 1997 to the first three quarters of Fiscal Year 1998.

              Operating income as a percentage of revenues is 25.5% for the third quarter of Fiscal Year 1998, compared to 24.4% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 23.1% for the first three quarters of Fiscal Year 1998, compared to 26.0% for the comparable period of the prior fiscal year. The year-to-year decrease is primarily due to the increased costs related to business expansion and the addition of the callbox product line, as discussed above.

              As part of its overall product development program, the Company is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1,968,000 and $1,725,000, respectively, during the first three quarters of Fiscal Years 1998 and 1997, respectively. Corresponding amounts amortized were $719,000 and $875,000, respectively. The Company's future product prospects will depend, in part, on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              The Company's orders for wireless communications products totaled $10.1 million for the third quarter of Fiscal Year 1998, up from $8.3 million from the comparable prior period. For the twelve month periods ended October 1997 and 1996, orders received were $36.6 million and $19.9 million, respectively. Included in the amount for the twelve months ended October 31, 1997 is $4 million of long-term maintenance service business associated with the purchase of the Cubic callbox product line. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at October 31, 1997 totalled $21.0 million, of which $10.9 million relates to long-term maintenance contracts. An additional $2.0 million of deferred revenue has been recorded for anticipated customer warranty obligations.

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


              Outsourced Staffing Services Revenue

              Revenues provided by the Company's outsourced staffing services business area decreased 2.1%, from $14.4 million in the third quarter of Fiscal Year 1997 to $14.1 million in the third quarter of Fiscal Year 1998. Revenues from this business area increased 9.1%, from $38.6 million for the first three quarters of Fiscal Year 1997 to $42.1 million for the first three quarters of Fiscal Year 1998. Revenues in this business area decreased from 75.8% of the Company's total revenues in the first three quarters of Fiscal Year 1997 to 66.7% of the Company's total revenues in the first three quarters of Fiscal Year 1998. The increase in year-to-year revenue is due to the acquisition of the commercial outsourced staffing company on August 1, 1996, which contributed $7.8 million of revenue in the first three quarters of Fiscal Year 1998, versus $2.6 million in the third quarter of Fiscal Year 1998. This increase was partially offset by a decrease in other outsourced staffing revenue at some of the Company's locations providing services to government agencies.

               Sales to the U.S. Government as well as to government prime contractors were 42% and 33% of the Company's total revenue during the first three quarters of Fiscal Years 1997 and 1998, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. None of the Company's government contracts are scheduled to end in Fiscal Year 1998, however the Company's contract with the Naval Surface Warfare Center at Crane, Indiana is currently scheduled to end in the first quarter of Fiscal Year 1999. This contract has generated approximately 10% of the Company's total revenues for the first three quarters of Fiscal Year 1998. The Company has submitted a proposal to the Navy in the competition for this work. In addition, the Company's contract with the Metropolitan Washington Airports Authority at Washington National Airport is scheduled to end in the third quarter of Fiscal Year 1999. This contract has generated approximately 11% of the Company's total revenues for the first three quarters of Fiscal Year 1998. Due to competitive circumstances in the parking management business, the Company may not elect to pursue this work after the contract ends. The Company plans to aggressively compete for any other work opened for competition to the extent possible and selectively pursue certain high value government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that government agencies will fund the portions of existing contracts that are unfunded, or that the agencies will exercise any options.

              Operating income (revenues less direct costs and indirect costs) for outsourced staffing services is down 56.6% from $555,000 in the third quarter of Fiscal Year 1997 to $241,000 in the third quarter of Fiscal Year 1998. Operating income for outsourced staffing services is down 30.4% from $1,514,000 in the first three quarters of Fiscal Year 1997 to $1,053,000 in the first three quarters of Fiscal Year 1998. Decreased operating income from several government airport services and Federal Government services contracts was partially offset by increased operating income provided by the acquisition of the commercial outsourced staffing company.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 15, 1997. The loan agreement consists of (1) an $8 million revolving credit facility, which expires May 31, 1999, and (2) a $5 million guidance line of credit, which expires May 31, 1998. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $12 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first three quarters of Fiscal Year 1998. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, software product development costs, and the Company's stock re-purchase program.

              During the first three quarters of Fiscal Year 1998, the Company's average days' sales in accounts receivable have increased, primarily due to increased sales of wireless communications products, which have a longer collection cycle than the Company's outsourced staffing revenues.

              Several additional key factors indicating the Company's financial condition include:

                                                   October 31, 1997       January 31, 1997
                                                   ----------------       ----------------
              Current ratio                                  2.47                   2.87
              Working capital                      $   18,759,000         $   20,429,000
              Book value per share                          $6.22                  $5.65


              The decrease in the current ratio and amount of working capital during the first three quarters of Fiscal Year 1998 is due to the funding of the wireless communications products business expansion, as well as funds used to re-purchase Company common stock during the first three quarters of Fiscal Year 1998.

              The Company has a significant commitment for capital expenditures at October 31, 1997 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. Under the software development portion of the Company's product development program, the Company capitalized and amortized in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, $1,968,000 and $938,000, respectively, in the first three quarters of Fiscal Year 1998.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of October 31, 1997, the Company has re-purchased and retired approximately 929,000 shares. The average price paid per share re-purchased under the program was $6.55.

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

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  COMARCO, Inc.
                                  -------------
                                  (Registrant)




December 15, 1997




               -------------------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)