Form 10-K
period 1998-01-31
COMARCO INC
filed 1998-05-01
CIK 22252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K


[x] Annual report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the fiscal year ended January 31, 1998 or


[ ] Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
    Exchange Act of 1934


For the transition period from         to
                                -----      ------
Commission File Number 0-5449
                                  COMARCO, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                              95-2088894
        -------------------------------     ----------------------------------
       (State or other jurisdiction of
       incorporation or organization)       (I.R.S. Employer Identification No.)

     22800 Savi Ranch Parkway, Suite 214
           Yorba Linda, California                       92887
   ---------------------------------------             ---------
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

                                            Yes      X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

            Common stock outstanding at February 27, 1998 - 4,718,710
                                     shares.


                                                     Aggregate market value of
              Class                               shares held by non-affiliates

    Common Stock......................................      $46,429,011

     The total number of shares held by non-affiliates on February 27, 1998 was 2,146,510. This number was multiplied by $21.63 per share (the closing sale price of the Common Stock on February 27, 1998 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission by May 30, 1998 a definitive Proxy Statement (the "1998 Proxy Statement") relating to its 1998 Annual Meeting of Stockholders, which meeting involves the election of directors and certain related matters. The 1998 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.



                              CROSS REFERENCE SHEET

     The following table indicates the headings in the 1998 Proxy Statement under which the information required in Part III of this Form 10-K may be found.

Form
10-K
Item
 No.                      Item in Form 10-K                                  Item in 1998 Proxy Statement
 ---                      -----------------                                  ----------------------------
10. "Directors and Executive Officers of the Registrant"................"Election of Directors and Officers"
11. "Executive Compensation"..........................................  "Executive Compensation"
12. "Security Ownership of Certain Beneficial Owners
        and Management"...............................................  "Ownership of Securities"
13. "Certain Relationships and Related Transactions"..................  "Executive Compensation"

     Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report on Form 10-K upon written request.

                                     PART I

Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.


ITEM 1.  Business

COMARCO, Inc. and its subsidiaries (the "Company", "COMARCO", or the "registrant") is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc. Active subsidiaries other than the parent company include: Comarco Wireless Technologies, Inc. ("Comarco Wireless"), which was formed in January 1994 to further develop the Company's wireless communications products business; Manufacturing Technology Training Center, Inc. (MTTC), which was formed in January 1996 to further develop the Company's technology training business; Comarco Wireless International Inc. (formerly known as Comarco Wireless Europe, Inc.), a wholly-owned subsidiary of Comarco Wireless Technologies, Inc., which was formed in April 1996 to market and provide post-contract customer support for the Company's wireless communications products to international customers; Comarco Staffing, Inc. which was formed in August 1996 to acquire the assets of a commercial outsourced staffing services company; and Comarco Systems, Inc., which was formed in January 1997 to further develop the Company's information technology and engineering services business.


BUSINESS AREAS

The business and major customer information provided in the Company's Consolidated Financial Statements contained in this report are incorporated herein by reference. In particular, see Note 1 of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company has historically engaged in providing outsourced staffing services (engineering, technical, and airport management) to agencies of the United States Government, government prime contractors, and local government agencies. To broaden its existing outsourced staffing services business, the Company acquired a commercial outsourced staffing services company in August 1996.
During the past four years, the Company, through its subsidiary, Comarco Wireless Technologies, Inc., has invested more of its corporate resources in expanding its wireless communications products business area. This effort has resulted in COMARCO realizing the majority of its operating income from this business area.

Summarized financial information by business segment for the Company's Fiscal Year 1998, which ended January 31, 1998, is as follows:




                             Wireless             Outsourced
                          Communications       Staffing Services
                             Products          and Other Revenue    Corporate and Other          Total
                          ----------------------------------------------------------------------------------------
                                                 (Dollars in Thousands)
Revenues               $       29,524        $       55,615        $          ---        $       85,139
Operating income                6,733                   795                   (69)                7,459
Identifiable assets            18,884                10,148                14,862                43,894


     o   Wireless Communications Products

The Company's wireless communications products business, through its subsidiary, Comarco Wireless Technologies, Inc., is presently comprised of three product families: field measurement products, revenue assurance products and wireless applications products.

          o Field measurement products provide a method for benchmarking and analyzing the performance of wireless system networks. The field measurement product line includes the Generation II cellular survey system, the NES250 network evaluation system, the NRS network readiness system, the CDPD data survey product, and the Company's latest product introductions, the LT 100 and LT 200, which permits day-to-day network performance monitoring of cellular and PCS networks.

          o The revenue assurance product line includes system products and services that test the integrity of cellular carriers' billing systems.

          o Wireless applications products include ireless data telemetry systems and emergency roadside callbox systems. The Company's wireless data telemetry system is the Cellular Data Gateway that is used to transport data and is optimized for wide area applications. In October 1996, the Company purchased certain callbox produc line assets from GTE. The installed base purchased from GTE consists of over 18,000 units, of which approximately 11,000 are being serviced by the Company under long-term mainte-nance contracts. In addition, in February 1997, the Company acquired certain assets of the Cubic Communications, Inc. callbox product line. The installed base purchased from Cubic Communica-tions consists of approximately 6,500 units. Management believes that the combination of these two product lines establishes the Company as a major vendor to this niche of the wireless applica-tion products marketplace.

Comarco Wireless Technologies' revenues increased to 35% of the Company's total revenue in Fiscal Year 1998, representing an increase of 51% over the prior fiscal year. Operating income increased 28% year-to-year and represented over 80% of the Company's consolidated operating income for Fiscal Year 1998. Continued growth in Comarco Wireless revenues and income is predicated on a number of factors, including the continued success of the Company's product development efforts, continued geographical expansion to international markets, continued growth and increased availability of cellular and other wireless communication services, including PCS, in the United States and internationally, and continued acceptance of the Company's products by its customers, none of which can be assured.

International revenues in Fiscal Year 1998 totaled $8.9 million, up from $5.4 million in the prior fiscal year. The majority of these sales have been made to Europe, Asia-Pacific and Latin America. The Company expects that international revenues will continue to be a significant part of total revenues. Marketing and post-contract customer support offices are opened and staffed in Singapore and London, England.


PRODUCT DEVELOPMENT

The Company continues its product development program in its wireless communications business. Because a common thread of technology runs through all Comarco Wireless product lines, the Company believes that it can leverage its investment and maintain the focus and concentration of its technical and marketing resources, although there can be no assurance in that regard. The Company in general has been developing and plans to continue to develop products that will be compatible with all wireless communications air interfaces worldwide. New product introductions this year included adding other air interfaces to the Company's line of field measurement and revenue assurance products including CDMA, GSM, PC 1800/1900, and IS-136 and further expansion of the Company's LT line with the introduction of the LT 200. The Company's wireless product life cycle is estimated to be two to five years, depending on the product.

The Company is also continuing its development of a new product line, a power adapter for laptop computers and cellular telephones. The objective of this product is to be smaller, lighter and more versatile than existing products on the market and is based on the Company's patented power transfer technology. The product has recently completed both FCC and UL testing, but the Company has not commenced the sale of this product. Potential customers would include after market and original equipment manufacturers. The Company's current strategy is to initially pursue after market customers. The power requirements of laptop computers are increasing due to the introduction of more powerful microprocessors. This factor will require the Company to continue its product development program to increase the power capacity of its power adapter products. The Company believes that the higher power adapter is the product that may also appeal to original equipment manufacturers. There can be no assurance that the Company will be successful in bringing this power adapter product to market, or that this product will be successful. The Company is aware that the power supply market is extremely competitive. If the Company is successful, the production, marketing, and sale of this product will require a significant amount of working capital for the financing of inventory and accounts receivable arising from sales of the product.

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

As part of its product development program, the Company is continuing its software product development program in its wireless communications business. During Fiscal Year 1998 and Fiscal Year 1997, the Company's wireless communications business capitalized approximately $2.5 million and $2.2 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Of the amounts capitalized, $1.4 million and $1.0 million, respectively, were amortized in Fiscal Years 1998 and 1997 against product sales in accordance with Statement No. 86.

In addition, during Fiscal Years 1998, 1997, and 1996, Comarco Wireless had expenditures of $1.5 million, $1.9 million and $1.8 million, respectively, for research and development expenses (including Company-sponsored software development costs prior to determination of technological feasibility).


BACKLOG

Unfilled orders at Comarco Wireless as of January 31, 1998 are approximately $17.7 million, compared to $19.6 million as of January 31, 1997. The current year balance includes $1.9 million of product orders for the field measurement and revenue assurance product lines, and $1.5 million of deferred revenue for basic and extended warranty commitments. Management believes that substantially all of this backlog amount (of $3.4 million) will result in revenue during Fiscal Year 1999. In general, most of the Company's product orders are filled within months from the receipt of the order. The remaining unfilled orders of $14.3 million are related to the callbox product line. This backlog balance consists of $0.7 million of new product orders, $9.8 million of long-term maintenance agreements, and the remaining $3.8 million is to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles contract to be performed late in Fiscal Year 1999 and continue into Fiscal Year 2000.


SEASONALITY/FLUCTUATION IN QUARTERLY RESULTS

Comarco Wireless has experienced, in each of the past four years, a seasonal fluctuation in wireless communications products activity, with greater sales in the latter half of its fiscal year and lesser amounts in the first half of the fiscal year, although this trend has been declining over the same four years. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; and other competitive factors. Therefore, the nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.


MARKETING, SALES DISTRIBUTION, FOREIGN SALES

Comarco Wireless maintains its own internal sales force for the marketing and sales of the Company's product offerings in the United States. The Company has established a network of agents and distributors for the coordination of sales activity outside of the United States. In addition, the Company has opened and staffed marketing and customer support offices in Singapore and London, England to service Asia-Pacific and Europe, respectively. This expansion overseas faces a number of inherent barriers, including: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; political and economic instability, the difficulty of administering business globally, longer accounts receivable cycles, and currency exchange fluctuations. The Company currently has limited experience in penetrating the foreign marketplace and, therefore, companies having a presence or already doing business overseas may have a competitive advantage over the Company. There can be no assurance that the Company's international sales efforts will be successful.

The Company currently sells to its major customers under purchase orders that are usually placed with short-term delivery requirements. Therefore, the Company maintains significant inventory levels and associated production and technical staff in order to respond to the short-term delivery requirements. If the customer orders, as forecasted, do not materialize or are delayed, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence. The higher levels of inventory and production and technical staffing would also reduce the Company's liquidity and profitability.

The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. As such, a strengthening of the U.S. dollar as compared to a foreign customer's local currency effectively increases the cost of the Company's products for that customer, thereby making the Company's products less attractive to that customer. For those orders denominated in foreign currencies, the Company has limited its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant. There can be no assurance that a currency hedging strategy will be successful in avoiding exchange-related losses in the future.

Significant weakness in foreign currency exchange rates can also create economic uncertainty, including weakness in banking systems and equity markets. Such weaknesses can impact customers' demand for the Company's products and their ability to pay for the Company's products with U.S. dollars.

Therefore, any significant change in a foreign country's exchange rates, economy, or a deterioration of U.S. trade relations or the economies or political stability of foreign locations in which the Company sells its products could have a material adverse effect on the Company's business, operating results, and financial condition.


CAPITAL REQUIREMENTS

Comarco Wireless' working capital needs primarily consist of the cost of the upfront product development effort required to expand the Company's product offerings, inventory requirements, including long lead time materials, and the financing of accounts receivable, which will generally become longer upon the Company's continued planned geographical expansion into Europe, Asia-Pacific and Latin America. Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. The radio interface devices designed into the Company's products are key purchased components whose lack of availability could have a material adverse impact on sales and profits. In the event that any of its single source suppliers are unable to fulfill Company requirements or discontinue the manufacture of a key component, the Company would be required to purchase a comparable component from other sources and modify its products to function properly with the replacement component or redesign its products to use other components, either of which could result in delays in production and delivery. Working capital requirements are expected to be financed from operations and the financial resources of the Company.

Comarco Wireless also operates from a single-site manufacturing operation. Any material disruption in the manufacturing operations of Comarco Wireless, whether due to fire, natural disasters, or otherwise, will have a material adverse effect on the Company's business, operating results, and financial condition.


TECHNICAL REQUIREMENTS

Comarco Wireless is selling its products into a market that is growing rapidly and subject to technological obsolescence, and market timing of product introductions is critical for success. In the development of new or expanded product offerings, the Company's access to the technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products. The inability to obtain the technical designs on a timely basis will have a direct impact on product design and schedule and could have a material adverse effect on the Company's business, operating results, and financial condition.


EMPLOYEES

As of April 1, 1998, Comarco Wireless employed approximately 140 employees. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the development of new products. The competition for such personnel is intense, and the loss of key employees as well as the failure to recruit and train additional technical personnel in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition. Recognizing this reality, the Company has instituted a long-term incentive stock option plan for key Comarco Wireless employees, whereby they will directly participate in the success of Comarco Wireless (see Note 11 of the Notes to Consolidated Financial Statements). The Company obtains its employees through a variety of means including advertisements, technical job fairs, engineering recruiters, and engineering temporary staffing firms.


COMPETITION

Comarco Wireless competes in small niches (field measurement equipment, revenue assurance equipment, and emergency roadside callboxes) of the wireless communications marketplace. The business is competitive and there are other companies, many of which are larger and have greater financial resources, who provide or could provide the same type of products. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. The Company believes there are companies that provide or have the ability to provide the products the Company is planning for overseas users. Also, companies having a presence or already doing business overseas may have an advantage in penetrating those markets. There can be no assurance that the Company will be able to compete successfully in the future, either domestically or internationally.


PROPRIETARY INFORMATION

The Company has one patent for its small power adapter for laptop computers and cellular telephones, and patents covering its emergency roadside callbox product. However, the Company currently relies primarily on a combination of trade secrets, copyrights, and contractual rights to protect its intellectual property in the wireless products area. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third-party development of its technology. In addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.


     o   Outsourced Staffing Services and Other Revenue

     These services are primarily in the fields of:

         o    Information Technologies
         o    Intelligent Instrumentation and Automated Test Systems
         o    Ordnance and Weapon Systems Engineering Services
         o    Airport Management Services
         o    Commercial Staffing Services
         o    Manufacturing Training

     Approximately $55.6 million or 65% of the Company's revenues, and approximately $0.8 million of its operating income (after a $0.7 million non-recurring charge for write-off of intangible assets), for the fiscal year ended January 31, 1998 were derived from contracts and subcontracts for such services.


     Information Technologies
     ------------------------

     The Company specializes in the application of information technologies to support agencies of the U.S. Department of Defense, other Federal Government agencies, local governments, and various commercial customers. This includes:

         o Creating and operating computer-based environments that simulate, emulate, and stimulate communications and target computer-based systems.
         o Designing, building, and employing instrumentation for testing infor-mation systems.
         o Designing, engineering, integrating, testing, administering, and maintaining local- and wide-area network and office automation systems.
         o Designing, populating, and maintaining complex databases.
         o Specifying, developing, testing, integrating, and supporting communications protocols, links, and application software.
         o Developing and employing data reduction and analysis techniques and records management systems, including image processing systems.
         o Developing and integrating Geographic Information Systems.

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

     The Company provides design and fabrication of special purpose test support software and hardware for testing aircraft, missile launchers, missiles, gun and other complex electronics-based systems and their subsystems and components.

     The Company develops test program sets (TPS's) and interface devices (ID's)
     for  operational   performance   verification  and  failure   diagnosis  of
     mission-critical electronic assemblies and subassemblies.

     Ordnance and Weapon Systems Engineering Services
     ------------------------------------------------

     The Company offers U.S. military customers a variety of specialized engineering services applicable to ordnance and weaponry, including:
         o System engineering for complex C4I, ordnance, weapon and weapon-platform integration concepts.
         o Design and test engineering of embedded computers, avionics, software lasers, optics, seekers, guidance and control systems, interior and exterior ballistics, airframes, electronics, energetic materials, propulsion, warheads, fuses, and insensitive munitions.
         o Quality assurance, reliability, maintainability, system safety, productibility, logistics, and standard engineering.
         o Documentation, CAD/CAE (CALS and EDMICS compliant), configuration and data management, and records archiving and management services.

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


     Airport Management Services
     ---------------------------

     The Company provides airport management services for local government agencies. Current significant efforts include a contract supporting the Metropolitan Washington Airports Authority at Reagan Washington National Airport through September 30, 1998 and a long-term contract to manage five general aviation airports in Los Angeles County. Support in this area includes managing airport operations, ground transportation services, computerized revenue collection, and general management support functions. In addition, the Company began work on a long-term airport services contract in February 1997 for Riverside County, California and on another contract in May 1997 for Tacoma Narrows Airport, Tacoma, Washington.


     Commercial Staffing Services
     ----------------------------

     In August 1996 the Company acquired the assets of RAL Consulting and Staffing Services, Inc. This operation provides engineering, technical, light industrial, and administrative staffing services to the commercial marketplace. Specific areas of expertise include: temporary personnel, general recruitment, substance abuse testing, OSHA compliance, and human resources consulting. The main office is in Victorville, California, serving the Apple Valley area of the High Desert. During Fiscal Year 1998, the Company opened an additional office in Corona, California.


     Manufacturing Training
     ----------------------

     Created under a Cooperative Research and Development Agreement (CRADA) with the Navy, the Company's subsidiary, MTTC, Inc., operates a school to provide training in world-class electronics manufacturing. Specializing in both manual and automated electronics interconnection methods, the Company offers certification and operator training in accordance with the commercial standard, IPC A-610. The Company is currently one of seven authorized IPC electronics manufacturing training centers in the country.


BACKLOG

The Company's backlog from outsourced staffing services and other revenue believed to be firm as of January 31, 1998 was $35 million, compared to $51 million as of January 31, 1997. The source of backlog is primarily contracts with the U.S. and local governments. Government contracts normally have a base and option periods totaling three to five years in duration. In many instances, government entities must issue work orders, delivery orders, or task orders prior to the Company commencing work. These entities have the discretion to terminate any contract at their convenience, and are normally obligated only to pay for costs incurred to date under a contract. In addition, these entities may elect to remove funding previously attached to a contract. Many of the Company's contracts are multi-year, with options to provide services for additional periods of time. There can be no assurances that the government entities will exercise the options, will not withdraw funds already committed, or that the entities will fund the unfunded portions of the Company's contracts. It is estimated that approximately 70% of the firm backlog will be realized in Fiscal Year 1999.


GOVERNMENT CONTRACTS

A significant portion of the Company's total revenues (approximately 32% in FY98, 39% in FY97, and 51% in FY96) was derived from contracts with the United States Government, principally agencies of the Department of Defense. Significant portions of the Company's revenues are derived from contracts with the U.S. military services: Department of Defense, 5%; U.S. Army, 9%; U.S. Navy, 11%; and U.S. Air Force, 7%. Should changes in procurement policies or reductions in government expenditures occur, revenue and net income of the Company could be adversely affected (see Management's Discussion and Analysis of Results of Operations and Financial Condition). The Company's government contracts business is not seasonal; however variations may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. Further, the Federal Government is increasing its use of General Services Administration multiple award schedules (GSA MAS) and other very broad-based contract vehicles to acquire information technology related services. The Company has responded to this shift in its Federal Government market by successfully obtaining awards of its own GSA MAS in February 1998 and teaming with other companies on similar vehicles they have obtained. As of April 1998, orders under these vehicles total approximately $600,000 since September 1997. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a contract with a value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. This contract, along with the contract awards during Fiscal Year 1997 with award values of approximately $60 million, were recompetitions of work the Company was already performing. Contract periods are generally three to five years, including options. The Company's airport contract at Reagan Washington National Airport ends at September 30, 1998. The Company has decided not to pursue the recompete of this contract. This contract's annual revenues approximate $8.8 million, it has been marginally profitable, and it would be unprofitable if reawarded to the Company. Two other multi-year government contracts are scheduled to end in Fiscal Year 1999 with annual revenues of approximately $3.8 million. The Company plans to aggressively compete for its existing work and selectively pursue other high value Government procurements. There can be no assurance that the Company will be selected and awarded work under any future proposals.


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


EMPLOYEES

As of April 1, 1998, the Company employed approximately 840 full-time employees, of which 700 were part of the outsourced staffing services business area. In addition, the Company has approximately 420 employees (on a full-time equivalent basis) working as temporaries in its commercial outsourced staffing business. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. Approximately 65 of the Company's employees in this business area at Reagan Washington National Airport are represented by the International Brotherhood of Teamsters and are covered by a collective bargaining agreement.


ITEM 2.  Properties

The Company's principal facilities on January 31, 1998, aggregating approximately 113,000 square feet, are located in the cities of Yorba Linda, Irvine, Camarillo, Victorville, Corona, and Ridgecrest, California; Vienna and Petersburg, Virginia; Sierra Vista, Arizona; Warner Robins, Georgia; Bloomfield, Indiana; Colorado Springs, Colorado; Huntsville, Alabama; Gaithersburg, Maryland; Belton, Texas; London, England; and Singapore, and are occupied under leases expiring prior to Fiscal Year 2004. With the exception of an 8,000 square foot area used for light manufacturing, all facilities are used for office space. The Company's aggregate annual property rent during Fiscal Year 1998 was approximately $1.4 million. The aggregate annual property rent in the year ending January 31, 1999 is expected to be approximately $1.3 million. Management believes that all facilities currently occupied by the Company provide sufficient space for the Company's present needs, and that suitable additional space will be available, if needed. Comarco Wireless operates from a single-site manufacturing operation. Any material disruption in the manufacturing operations of Comarco Wireless, whether due to fire, natural disaster, or otherwise, will have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM 3.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's operating results and financial condition. In particular, see Note 19 of the Notes to Consolidated Financial Statements.


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

                                 Fiscal Years Ended January 31

                                                                     Price
                                                            ------------------------
                                                             High            Low
                                                           --------       ---------
      1998
         First Quarter.................................     $ 18.13        $ 16.38
         Second Quarter................................       20.00          16.38
         Third Quarter.................................       24.00          19.38
         Fourth Quarter................................       24.00          20.13
      1997
         First Quarter.................................     $ 16.25        $ 13.00
         Second Quarter................................       22.50          14.88
         Third Quarter.................................       18.25          14.88
         Fourth Quarter................................       19.00          16.25

The Company had approximately 594 shareholders of record on February 27, 1998.

The terms of the Company's current bank loan agreement limit the payment of dividends under certain circumstances. The Company anticipates that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in the Company's business and for stock repurchases.

ITEM 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                (Figures in thousands, except per share amounts)

                                                                       Years Ended January 31,
                                              --------------------------------------------------------------------------
                                                  1998           1997           1996           1995            1994
                                              --------------  ------------   ------------   ------------    ------------
Revenues:
   Contract revenues......................    $       55,030   $    50,858    $    54,278  $      58,796     $    59,500
   Product sales..........................            30,109        20,556         15,563          9,520           6,808
                                               --------------  ------------   ------------   ------------    -----------
                                                      85,139        71,414         69,841         68,316          66,308
Direct costs:
   Contract costs.........................            37,960        35,599         36,540         39,276          39,553
    Cost of product sales..................           14,050         7,417          6,644          5,388           3,764
                                               --------------  ------------   ------------   ------------    ------------
                                                      52,010        43,016         43,184         44,659          43,317

Indirect costs............................            24,960        21,780         21,112         18,652          19,628
Intangible asset write-off................               710           ---            ---            ---             ---
                                               --------------  ------------   ------------   ------------    ------------
                                                      77,680        64,796         64,296         63,311          62,945

Operating income .........................             7,459         6,618          5,545          5,005           3,363
Interest expense..........................               ---           ---             44            231             333
Interest income...........................               404           559            541            298             349
                                               --------------  ------------   ------------   ------------    ------------
Income before income taxes ...............             7,863         7,177          6,042          5,072           3,379

Income tax expense .......................             2,988         2,512          2,157          1,743             980
                                              --------------  ------------   ------------   ------------    ------------

Net income ...............................    $        4,875     $   4,665    $     3,885    $     3,329     $     2,399
                                              ==============  ============   ============   ============    ============
Earnings per share:
     Basic:
         Net income.......................    $         1.03    $      .98   $        .84    $       .71     $       .46
                                              ==============  ============   ============   ============    ============
       Diluted:
         Net income.......................    $          .89    $      .86   $        .75    $       .68     $       .45
                                              ==============  ============   ============   ============    ============
Dividends declared per share..............          None            None          None           None            None

                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                           January 31,
                                              -----------------------------------------------------------------------

                                                  1998          1997           1996          1995           1994
                                              -------------  ------------  -------------  ------------  -------------
Working capital ..........................    $    20,937    $    20,429   $    16,049    $    12,394   $    14,879
Total assets..............................         43,629         39,210        29,989         25,810        24,891
Borrowings under bank line of credit......             --             --            --             --            --
Long-term debt, including current maturities
   (1)....................................            ---            ---           ---            844         2,984
Stockholders' equity .....................         30,470         26,977        21,738         17,203        15,144


(1) Includes Convertible Subordinated Debentures of $844,000 at January 31, 1995 and $2,984,000 at January 31, 1994.


ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following tables set forth, for the periods indicated, the percentage which certain items in the Consolidated Statements of Income bear to revenues, and the percentage change from period to period of these items:


Percentage of Revenues

                                                                   Years Ended January 31,
                                                     -----------------------------------------------------
                                                         1998                1997               1996
                                                     -------------       -------------      --------------
Revenues.........................................       100.0%              100.0%             100.0%
Operating income.................................         8.8                 9.3                7.9
Interest expense.................................        --                  --                   .1
Interest income..................................          .5                  .8                 .8
Income tax expense...............................         3.5                 3.5                3.0
Net income.......................................         5.7                 6.5                5.6

Percentage Increase (Decrease)

                                                           Years Ended January 31,
                                                     -------------------------------------
                                                       1998-1997             1997-1996
                                                     ---------------       ---------------
Revenues.........................................         19.2%                  2.3%
Operating income.................................         12.7                  19.4
Interest expense.................................         --                  (100.0)
Interest income..................................        (27.7)                  3.3
Income tax expense...............................         18.9                  16.5
Net income.......................................          4.5                  20.1

FISCAL YEAR ENDED JANUARY 31, 1998 COMPARED TO FISCAL YEAR ENDED
JANUARY 31, 1997


Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

The Company is involved in two distinct business areas: development and manufacture of wireless communications products and services; and providing outsourced staffing services including engineering, technical, and airport management services to government and commercial entities.

Fiscal Year 1998 revenues totaled $85.1 million, up 19% from the prior year. Increased year-to-year revenue is primarily due to:

     o sales of the Company's wireless communications products, including various field measurement, revenue assurance, and emergency roadside callbox systems
     o full year versus one-half year in the prior year from the acquisition of a $10 million per year commercial staffing business.

Operating income for Fiscal Year 1998 increased to $7.5 million (after the effect of a $.7 million non-recurring, non-cash charge for the write-off of the remaining intangible assets associated with the Company's outsourced staffing services software development operation), up 13% from $6.6 million last year. Before this non-recurring charge, operating income was $8.2 million, up 23% compared to the same period last year. Increased operating income is primarily due to increased sales of wireless communication systems as noted above.


Wireless Communications Products

Wireless communications products revenues increased 51% to $29.5 million for Fiscal Year 1998 from $19.5 million for the comparable period last year. Wireless communication product revenues comprised approximately 34.7% of total Company revenues during Fiscal Year 1998, up from 27.3% in the prior fiscal year. This increase is due to increased sales of the Company's field measurement, revenue assurance, and emergency callbox systems. The rapid growth of cellular and PCS markets and proliferation of numerous digital air interfaces is driving demand for the Company's products worldwide. During Fiscal Year 1998, the Company's product introductions included adding other air interfaces, such as CDMA, GSM, PC 1800/1900, and IS-136. These product introductions fueled a significant increase in international sales for Comarco Wireless to approximately $8.9 million or 30% of Fiscal Year 1998 revenues.

Operating income from wireless communications products increased to $6.7 million, up 28% year to year and comprised approximately 90% of the Company's total operating income for Fiscal Year 1998. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                      January 31,              January 31,
                                   -------------------------------------------
                                         1998                     1997
                                   -------------------------------------------
   Product                         $   29,524,000           $    19,519,000
     sales.......................
   Cost of products sold.........      13,573,000                 7,065,000
                                      ------------------       ------------------

   Gross  margin.................      15,951,000                12,454,000
   Percentage....................          54.0%                    63.8%

   Indirect costs*...............       9,218,000                 7,204,000
                                    ==================       ==================

   Operating income..............  $    6,733,000           $     5,250,000
                                    ==================       ==================

*Indirect costs include selling, general and administrative expenses, as well as research and development expenses.

 The decreased gross margin percentage is due to the increased costs incurred to increase the capacity of the wireless communications products business, which included additional staffing, moving to a larger facility in California, associated costs to support future anticipated higher sales levels, and the addition of the emergency roadside callbox product lines which have lower gross margins than the field measurement and revenue assurance product families.

 The increase in indirect costs is primarily due to the additional selling and general administrative costs associated with international expansion during Fiscal Year 1998. Selling and general and administrative expenses totaled $7.7 million in Fiscal Year 1998, up 45% from the comparable period last year. Research and development expense totaled $1.5 million during Fiscal Year 1998, compared to $1.9 million in the prior fiscal year. The Company plans to continue to invest heavily in new product development. There can be no assurance that the Company will be successful in generating future revenue from such development efforts.

 Operating income increased 28% to $6.7 million in Fiscal Year 1998 from $5.2 million in the prior fiscal year. Operating income as a percentage of revenues is 22.8% for Fiscal Year 1998, compared to 26.9% for the comparable prior period. The year-to-year decrease is primarily due to the increased costs related to business expansion and the addition of the lower margin callbox product line, as discussed above.

The Company is continuing its software product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company's wireless communications products business capitalized and amortized $2.5 million and $1.4 million, respectively, during Fiscal Year 1998. The Company's wireless communications products business capitalized and amortized $2.2 million and $1.0 million in Fiscal Year 1997, respectively. These amounts are in addition to the research and development expense discussed above.

The Company's orders for wireless communications products totaled $27.6 million for Fiscal Year 1998, compared with $34.7 million during Fiscal Year 1997. Included within the above totals are $4.1 million and $10.0 million of long-term maintenance service business associated with the purchase of the Cubic Communications and GTE callbox product lines during Fiscal Year 1998 and 1997, respectively. Unfilled orders at January 31, 1998 totaled $17.7 million, of which $9.8 million is associated with the long-term maintenance contracts and $1.5 million is associated with post-contract customer support obligations which has been recorded as deferred revenue.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 entitled Software Revenue Recognition. This Statement updates SOP 91-1 which was issued in 1991, and it provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The provisions of the new Statement are to be applied prospectively and are effective for Fiscal Year 1999. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

In February 1997, the Company acquired an additional callbox product line from Cubic Communications, Inc. This acquisition, coupled with the prior acquisition of the GTE callbox product line, establishes Comarco Wireless Technologies as one of the leading companies in the callbox niche of the wireless communications industry.

The Company has experienced fluctuations in wireless communications products activity in each of the past four years, with greater sales in the second half of its fiscal year and lesser amounts in the first half, although this trend has been declining over the same four years. This trend may or may not continue as the Company broadens its product offerings. The nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.



Outsourced Staffing Services and Other Revenue

Revenues provided by the outsourced staffing services business area increased in Fiscal Year 1998, totaling $55.6 million compared to $51.9 million in the prior year. The increased revenue of 7.1% year-to-year is due to the acquisition of the commercial outsourced staffing company on August 1, 1996, which contributed $10.2 million of revenue in Fiscal Year 1998, versus $5.1 million during Fiscal Year 1997. Sales to the U.S. Government as well as to government prime contractors were 30% and 32% of the Company's total revenue during the fourth quarter and the fiscal year ended January 31, 1998, respectively. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a contract with an award value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. This contract, along with the contract awards during Fiscal Year 1997 with award values of approximately $60 million, were recompetition of work the Company was already performing. Contract periods are generally three to five years, including options. In addition, the Company began work on a long-term airport services contract in February 1997 for Riverside County, California and on another contract in May 1997 for Tacoma Narrows Airport, Tacoma, Washington. The Company's airport contract at Reagan Washington National Airport ends on September 30, 1998. The Company has decided not to pursue the recompete of this contract. This contract's annual revenues approximate $8.8 million, it has been marginally profitable, and it would be unprofitable if reawarded to the Company. Two other multi-year government contracts are scheduled to end in Fiscal Year 1999 with annual revenues of approximately $3.8 million. The Company plans to aggressively compete for this other work opened for competition to the extent possible and selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options.

In January 1998, the Company recorded a $710,000 charge against earnings from the impairment of certain assets of its outsourced staffing software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon recent marketing initiatives which proved unsuccessful in the fourth quarter, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the statement of income.

Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for outsourced staffing services is down 43% year-to-year from $1.4 million in Fiscal Year 1997 to $0.8 million in Fiscal Year 1998. The decrease is due to the start-up costs of the two new long-term airport services contracts as discussed above, as well as a decrease in the profitability of the Reagan Washington National Airport contract due to a reduction in the management fee effective October 1, 1996.

Net interest income (interest income, less interest expense) for Fiscal Year 1998 totaled $404,000 compared to $559,000 for the prior fiscal year. The decrease is principally due to lower available investable balances year-to-year along with lower interest rates.

The Company's effective tax rate is 38.0% for Fiscal Year 1998 versus 35.0% for the previous fiscal year. The increased effective tax rate is principally due to no curent year adjustment of the income tax valuation allowance as well as lower levels of tax-exempt interest.

The overall increase in net income from the prior year is primarily due to the significant increase in sales of wireless communications products at slightly lower operating income margin; partially offset by the decrease in airport services contracts' operating income and a higher effective income tax rate.

FISCAL YEAR ENDED JANUARY 31, 1997 COMPARED TO FISCAL YEAR ENDED
JANUARY 31, 1996


Fiscal Year 1997 revenues totaled $71.4 million, up 2% from the prior year. Increased year-to-year revenue is primarily due to:

     o sales of the Company's wireless communications products, including various field measurement and revenue assurance systems to major cellular carriers
     o acquisition as of October 1, 1996 of the cellular callbox product line from GTE o acquisition as of August 1, 1996 of a commercial outsourced staffing company partially offset by:
     o reduced revenue levels from outsourced staffing services, primarily due to the Company's contract with the Naval Air Warfare Center ("NAWC") which ended in the prior fiscal year.

Wireless Communications Products

Wireless communications products revenues increased 36% to $19.5 million for Fiscal Year 1997 from $14.4 million for the comparable period last year. Wireless communication product revenues comprised approximately 27.3% of total Company revenues during Fiscal Year 1997, up from 20.5% in the prior fiscal year. This increase is due to increased sales of the Company's field measurement and revenue assurance systems to major cellular telephone carriers and the acquisition of the callbox product line from GTE. During the year the Company continued to broaden its product line with the continued introduction of its second generation of field measurement equipment including products supporting the GSM and CDMA air interfaces. In addition, the Company introduced the LT-100, the latest member of its field measurement product line.

Operating income from wireless communications products increased 41% year-to-year, comprising 79% of the Company's total operating income for Fiscal Year 1997. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                      January 31,              January 31,
                                   -------------------------------------------
                                          1997                     1996
                                   -------------------------------------------
   Product sales                   $    19,519,000          $    14,352,000
    Cost of products sold .......        7,065,000                5,679,000
                                   ------------------       ------------------

   Gross margin..................       12,454,000                8,673,000
     Percentage..................            63.8%                    60.4%

   Indirect costs*...............        7,204,000                4,964,000
                                   ==================       ==================

   Operating income..............  $     5,250,000          $     3,709,000
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

 The Company is  continuing  its  software  product  development  program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company's wireless communications products business capitalized and amortized $2.2 million and $1.0 million, respectively, during Fiscal Year 1997. The Company's wireless communications products business capitalized and amortized $1.4 million and $1.1 million in Fiscal Year 1996, respectively. These amounts are in addition to the research and development expense discussed above.

 The Company's orders for wireless communications products totaled $34.7 million for Fiscal Year 1997, up from $17.1 million during Fiscal Year 1996. Included within the Fiscal Year 1997 booking total is $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. Unfilled orders at January 31, 1997 totaled $19.6 million, of which $9.3 million is associated with the long-term maintenance contracts and $2.3 million is associated with post-contract customer support obligations which has been recorded as deferred revenue.

 In February 1997, the Company acquired the callbox product line from Cubic Communications, Inc. This acquisition, coupled with the prior acquisition of the GTE callbox product line, establishes Comarco Wireless Technologies as one of the leading companies in the callbox niche of the wireless communications industry.

 The Company has experienced fluctuations in wireless communications products activity in each of the past three years, with greater sales in the second half of its fiscal year and lesser amounts in the first half. This trend may or may not continue as the Company broadens its product offerings. The nature of the wireless communications products business is inherently unpredictable, as the Company will normally not have a significant amount of unfilled orders at the end of a period. Therefore, sales levels and profits are difficult to predict and may fluctuate significantly from quarter to quarter.

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

 Sales to the U.S. Government as well as to government prime contractors were 32% and 39% of the Company's total revenue during the fourth quarter and the fiscal year ended January 31, 1997, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. During Fiscal Year 1997, the Company announced the award of several contracts with a total estimated value over the lives of the contracts of $60 million to provide engineering and management services to various Government agencies. The majority of these contract awards were recompetition of work the Company was already performing. Contract periods are generally three to five years, including options. None of the Company's government contracts is scheduled to end in Fiscal Year 1998. The Company plans to aggressively compete for all work opened for competition to the extent possible and selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options.

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

 Liquidity and Capital Resources

 The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 15, 1997. The loan agreement consists of (1) an $8 million revolving credit facility, which expires May 31, 1999, and
 (2) a $5 million guidance line of credit, which expires May 31, 1998. The revolving credit facility and the guidance line of credit are unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $8.1 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the fourth quarter of Fiscal Year 1998. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, software product development costs, and stock re-purchases.

 During Fiscal Year 1998, the Company's average days' sales in accounts receivable have increased, primarily due to increased sales of wireless communication products, including a significant increase in international sales. The Company's wireless communications products revenues have a slightly longer collection cycle than the Company's outsourced staffing revenues.

 Several additional key factors indicating the Company's financial condition include:


                                    January 31,              January 31,
                                 -------------------------------------------
                                       1998                     1997
                                 -------------------------------------------
 Current ratio.................              2.75                     2.87
  Working capital..............    $   20,937,000           $   20,429,000
  Book value per share.........    $         6.46           $         5.65


 The Company continued to demonstrate solid financial strength in the above financial factors during Fiscal Year 1998, primarily due to increased operating earnings from increased sales of wireless communications products.

 The Company has a significant commitment for capital expenditures at January 31, 1998 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $2.5 million and $1.4 million, respectively, in Fiscal Year 1998.

 In February  1997, the Company's  subsidiary,  Comarco  Wireless  Technologies,
 Inc., completed the acquisition of another callbox product line from Cubic Communications, Inc. This acquisition, totaling approximately $1.7 million, was funded from the Company's available working capital.

 The Company's Board of Directors has authorized a stock repurchase program of up to 1,500,000 shares. As of January 31, 1998, the Company has repurchased and retired approximately 929,000 shares. The average price paid per share repurchased under the program was $6.55.

 The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 19 of the Notes to Consolidated Financial Statements).

 The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations during Fiscal Year 1999.

 Year 2000

 The Company's computer systems, software and related technologies are affected by the Year 2000 compliance issue. The Company has been identifying and correcting affected applications to ensure that all key computer systems will be Year 2000 compliant by late 1998. The Company is also working with vendors and suppliers to ensure their compliance. Costs to modify such applications have been, and are estimated to remain, immaterial to the Company's results of operations and financial condition.


 New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of compre-hensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this Standard in the first quarter of fiscal year 1999. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial condition or cash flows.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and required reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company is in the process of evaluating segment disclosures for purposes of reporting under SFAS No. 131. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial condition or cash flows.

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................. 25
Financial Statements:
     Consolidated Balance Sheets, January 31, 1998 and 1997............... 26
     Consolidated Statements of Income, Years Ended
     January 31, 1998, 1997, and 1996..................................... 27
     Consolidated Statements of Cash Flows, Years Ended
     January 31, 1998, 1997, and 1996..................................... 28
     Notes to Consolidated Financial Statements,
     January 31, 1998, 1997, and 1996..................................... 29
Financial Statement Schedule
     VIII  Reserves, Years Ended January 31, 1998, 1997,
     and 1996............................................................. 52

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMARCO, Inc. and Subsidiaries as of January 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                           KPMG PEAT MARWICK LLP


McLean, Virginia
March 25, 1998

                         COMARCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                    January 31,
                                                            ---------------------------------
                                                                1998               1997
                                                           -------------      --------------
Current assets:
   Cash and cash equivalents............................    $      5,256       $     12,711
   Short-term investments...............................           2,348              1,824
   Accounts receivable, net.............................          17,815             11,526
   Inventory............................................           5,247              3,042
   Deferred tax asset...................................           1,383              1,418
   Other current assets.................................             832                839
                                                            -------------      --------------

     Total current assets...............................          32,881             31,360

Long-term investments...................................           2,364              1,859
Property and equipment, net.............................           2,240              1,408
Software development costs, net.........................           3,131              2,434
Intangible assets, net..................................           2,660              1,842
Other assets............................................             618                307
                                                            =============      ==============
                                                            $     43,894       $     39,210
                                                            =============      ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.....................................    $       493        $       217
   Deferred revenue.....................................          1,914              2,678
   Accrued liabilities..................................          9,537              8,036
                                                             ------------       ------------

     Total current liabilities..........................         11,944             10,931
Deferred income taxes...................................          1,480              1,302

Stockholders' equity:
   Common stock, $.10 par value, 33,750,000 shares
   authorized; shares outstanding of 4,718,710 in 1998
   and 4,777,959 in 1997................................            472                478
   Paid-in capital......................................          3,074              4,450
   Retained earnings....................................         26,924             22,049
                                                             ------------       ------------

     Total stockholders' equity.........................         30,470             26,977

Commitments and contingencies (Notes  13 and 19)
                                                             ============      =============
                                                             $   43,894        $    39,210
                                                             ============      =============

          See accompanying notes to consolidated financial statements.

                        COMARCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)


                                                            Years Ended January 31,
                                              -----------------------------------------------------
                                                  1998                1997               1996
                                              -------------       -------------      --------------
Revenues:
   Contract revenues......................    $    55,030         $    50,858        $    54,278
   Product sales..........................         30,109              20,556             15,563
                                              -------------       -------------      -------------
                                                   85,139              71,414             69,841
                                              -------------       -------------      -------------

Direct costs:
   Contract costs.........................         37,960              35,599             36,540
   Cost of product sales..................         14,050               7,417              6,644
                                              -------------       -------------      -------------

                                                   52,010              43,016             43,184
Indirect costs............................         24,960              21,780             21,112
Intangible asset write-off................            710                 ---                ---
                                              -------------       -------------      -------------

                                                   77,680              64,796             64,296
                                              -------------       -------------      -------------

Operating income..........................          7,459               6,618              5,545
Interest expense..........................            ---                 ---                 44
Interest income...........................            404                 559                541
                                              -------------       -------------      -------------

Income before income taxes................          7,863               7,177              6,042
Income tax expense........................          2,988               2,512              2,157
                                              =============       =============      =============

Net income................................    $     4,875         $     4,665        $     3,885
                                              =============       =============      =============
Earnings per common share:
   Basic:
     Net income...........................    $      1.03         $       .98        $       .84
                                              =============       =============      =============
   Diluted:
     Net income...........................    $       .89         $       .86        $       .75
                                              =============       =============      =============

          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                               Years Ended January 31,
                                                                ------------------------------------------------------
                                                                    1998                 1997               1996
                                                                -------------        -------------      -------------
Cash flows from operating activities:
   Net income...............................................    $     4,875          $     4,665        $     3,885
   Adjustments to reconcile net income to net cash provided by operating activities:
       Loss (gain) on disposal of property and equipment....            ---                   23                (26)
       Depreciation and amortization........................          3,164                2,263              2,117
       Provision for doubtful accounts receivable...........            123                   62                 30
       Intangible asset write-off...........................            710                  ---                ---
       Deferred income taxes................................            213                 (509)               247
       Changes in  operating  assets and  liabilities,  net of
       effects  from the purchases of RAL, GTE & Cubic:
           Increases in investments.........................           (537)               (785)              (357)
         Decrease (increase) in accounts receivable.........         (6,862)              (2,308)             1,338
         Increase in inventory..............................         (1,644)                (470)              (826)
         Decrease (increase) in other current assets........            280                 (432)               147
         Decrease (increase) in other assets................           (311)                 (36)                14
         Increase (decrease) in accounts payable............            276                 (330)               (69)
         Increase (decrease) in deferred revenue............           (764)               1,243                366
         Increase (decrease) in accrued liabilities.........          1,408                1,693                (73)
                                                                -------------        -------------      -------------
   Net cash provided by operating activities................            658                5,079              6,793

Cash flows from investing activities:
   Purchases of investements................................          (1,204)              (1,572)            (1,903)
    Proceeds from sales of investments......................             712                2,172              1,724
   Purchases of property and equipment......................         (1,630)                (872)              (740)
   Proceeds from sales of property and equipment............             14                   13                 53
   Software development costs...............................         (2,506)              (2,210)            (1,900)
   Cost of acquisition of Cubic, net of cash acquired.......         (1,717)                 ---                ---
   Cost of acquisition of RAL, net of cash acquired.........           (400)              (1,198)               ---
   Cost of acquisition of GTE callbox, net of cash acquired.            ---               (1,076)               ---
                                                                -------------        -------------       -------------
   Net cash used in investing activities....................         (6,731)              (4,743)            (2,766)
Cash flows from financing activities:
   Purchase of convertible subordinated debentures..........            ---                  ---               (844)

   Proceeds from issuance of stock, including tax benefit...            453                1,052                650
   Purchase of common stock.................................         (1,835)                (478)               ---
                                                                -------------        -------------       -------------
   Net cash provided (used) by financing activities.........         (1,382)                 574               (194)
                                                                -------------        -------------       -------------

Net increase (decrease) in cash and cash equivalents........         (7,455)                 910              3,833

Cash and cash equivalents, beginning of year................         12,711               11,801              7,968
                                                                =============        =============       =============

Cash and cash equivalents, end of year......................    $     5,256          $    12,711        $    11,801
                                                                =============        =============       =============

          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 31, 1998 AND 1997 AND 1996


1.   Significant Accounting Policies

     a. The Company--COMARCO, Inc. and its subsidiaries' (the "Company") traditional business area consists of providing a broad range of outsourced staffing services to agencies of the United States Government, government prime contractors, and local governments, primarily in the fields of information technologies; intelligent instrumentation and automated test systems; ordnance and weapon system engineering services; airport management services; and manufacturing training. The Company, operating in a newer business area through one of its subsidiaries, Comarco Wireless Technologies, Inc., designs and develops products for the wireless communications industry. Sales to the United States Government and government prime contractors were 32%, 39%, and 51% of revenues for the years ended January 31, 1998, 1997, and 1996, respectively. Sales to the Metropolitan Washington Airports Authority for a contract at Reagan Washington National Airport were 10%, 12%, and 12% of revenues for the years ended January 31, 1998, 1997, and 1996, respectively. This contract will end on September 30, 1998, and the Company has decided not to pursue the recompete of this contract since, if reawarded, it would be unprofitable. In August 1996, a newly formed subsidiary of COMARCO, Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), acquired the assets of RAL Consulting and Staffing Services, Inc. In October 1996, Comarco Wireless Technologies, Inc. acquired the callbox assets of GTE Cellular Communications Corporation. The purchase prices for these transactions could be increased in future periods based upon the achievement of certain performance objectives or completing specified sales transactions. In February 1997, Comarco Wireless Technologies, Inc. acquired the callbox assets of Cubic Communications, Inc. These acquisitions were accounted for using the purchase method. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities has been recorded to goodwill for the RAL purchase. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities has been recorded to negative goodwill for the GTE purchase. The difference between identified tangible and intangible assets and assumed liabilities was recorded as goodwill for the Cubic purchase. The results of acquired operations have been included in the Company's consolidated results of operations since the respective acquisition dates. The acquisitions did not have a significant pro-forma impact on operations.

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

     d.  Revenues--Substantially  all of the  Company's  contract  revenues  are earned under long-term agreements and are recorded using the percentage-of-completion method. Contract revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that the incurred costs bear to estimated total costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in contract revenues at the time the amounts can be reasonably determined. Costs to complete are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which they are first determinable.

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

     e. Cash and Cash Equivalents--For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $5.1 million and $12.0 million at January 31, 1998 and 1997, respectively, consist primarily of variable rate securities, money market funds, and commercial paper, which are stated at cost, which approximates fair value.

     f. Inventory--Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual costs on a first-in, first-out (FIFO) method.

     g. Property and Equipment--Property and equipment are stated at cost and are depreciated using the straight-line method. Office furnishings and fixtures are depreciated over useful lives of five to seven years, and equipment and software are depreciated over useful lives of three to five years.

     h.  Software  Development  Costs--Capitalization  of  internally  developed software begins upon the determination by the Company of a product's technological feasibility. Capitalized software development costs are amortized over related sales on a per-unit basis based upon estimated total sales, with a minimum amortization based on a straight-line method over a two to five year useful life. Capitalized software development costs and associated amortization expense were approximately $2.5 million and $1.8 million respectively, in the year ended January 31, 1998. Capitalized software development costs and associated amortization expense were approximately $2.2 million and $1.2 million, respectively, in the year ended January 1997. Capitalized software development costs and associated amortization expense were approximately $1.9 million and $1.2 million respectively, in the year ended January 31, 1996.

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

     k. Per Share Information--During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and computed basic and diluted net income per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. Comparative earnings per share data have been restated for prior periods. Consolidated net income of the Company used for diluted earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock.

     l. Stock Option Plans--Prior to February 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended January 31, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     m. Fair Value of Financial Instruments--The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

     n. Reclassifications--Certain reclassifications of 1997 and 1996 amounts have been made to conform to the 1998 presentation.

2.   Investments

Securities classified as available for sale are as follows at January 31, 1998 and 1997:

                                           Gross            Gross
                                           Unrealized       Unrealized            Aggregate
            Security                       Holding          Holding               Fair
Year        Type             Cost          Gains            Losses                Value
----        --------         ----          ----------       ----------            ---------
                                             (Dollars in thousands)
1998        Equity           $127          --               --                    $127
1997        Equity           $262          --               --                    $262

Securities classified as held-to-maturity are as follows at January 31, 1998 and 1997:

                                           Gross            Gross
                                           Unrealized       Unrealized            Aggregate
            Security         Amortized     Holding          Holding               Fair
Year        Type             Cost          Gains            Losses                Value
----        --------         ---------     -----------      -----------           ----------
                                     (Dollars in thousands)
1998        Debt             $2,905          $14            $ 22                  $2,897
1997        Debt             $2,278          $12            $  7                  $2,283


Maturities of debt securities classified as held-to maturity are as follows at January 31, 1998:

                                                                      Aggregate
          Security                                                    Fair
          Type                             Cost                       Value
          --------                         ----                       ----------
                                                (Dollars in thousands)
          Tax-exempt obligations:
                Within one year            $   541                     $   533
                One through five years     $ 2,364                     $ 2,364

Proceeds from the sales of available-for-sale securities in the years ended January 31, 1998 and 1997 were $135,000 and $24,000, respectively. No gross realized gains or losses were recorded on sales of available-for-sale securities in the years ended January 31, 1998 and 1997.

Short-term investments at January 31, 1998 and 1997 included restricted amounts of $1.7 million and $1.1 million, respectively, related to balances maintained in a non-qualified deferred compensation plan for Company executives and directors.

The amount of net unrealized holding gains on trading securities recorded in the years ended January 31, 1998 and 1997 were $92,000 and $82,000, respectively.


3.  Accounts Receivable

Accounts receivable consist of the following:

                                                      January 31,
                                               ----------------------------
                                                  1998             1997
                                               -----------      -----------
                                                 (Dollars in thousands)
 U.S. Government
    Billed...................................  $  3,277         $   3,027
    Unbilled.................................     3,081             1,457
 Commercial..................................    11,498             7,091
 Other ......................................       290               166
                                               -----------      -----------
                                                 18,146            11,741
 Less:  Allowances for doubtful                    (331)             (215)
 accounts.................................
                                               ===========      ===========
                                               $ 17,815         $  11,526
                                               ===========      ===========

Included in unbilled accounts receivable are retainages due upon completion of contracts of approximately $750,000 and $232,000 as of January 31, 1998 and 1997, respectively. Of total accounts receivable at January 31, 1998, there are approximately $473,000 of unbilled receivables which, based upon the Company's experience, may not be collected within the next fiscal year.

Included in unbilled accounts receivable is approximately $700,000 related to a claim filed with the Armed Services Board of Contract Appeals regarding certain costs charged to a cost-reimbursable contract.

4.  Inventory

Inventory consists of the following:

                                                           January 31,
                                                   ----------------------------
                                                      1998             1997
                                                   -----------      -----------
                                                     (Dollars in thousands)
Raw materials...................................   $   4,493        $   2,787

Work-in-process.................................         573              139
Finished goods..................................         181              116
                                                   -----------      -----------
                                                   $   5,247        $   3,042
                                                   ===========      ===========

5.   Property and Equipment

Property and equipment consist of the following:

                                                             January 31,
                                                     ----------------------------
                                                        1998             1997
                                                     -----------      -----------
                                                       (Dollars in thousands)
 Office furnishings and fixtures.................... $   1,518        $   1,148
 Equipment..........................................     4,117            2,892
 Software...........................................       296              254
                                                     -----------      -----------
                                                         5,931            4,294
 Less: Accumulated depreciation and amortization....    (3,691)          (2,886)
                                                     ===========      ===========
                                                     $   2,240        $   1,408
                                                     ===========      ===========

6.  Intangible Assets

Intangible assets consist of the following:

                                                                         January 31,
                                                                 ----------------------------
                                                                    1998             1997
                                                                 -----------      -----------
                                                                   (Dollars in thousands)
  Costs in excess of net assets acquired......................   $   2,440        $   1,408
  Other intangible assets, based on allocated
     purchase price...........................................         852            1,845
                                                                 -----------      -----------
                                                                     3,292            3,253
  Less: Accumulated amortization..............................        (632)          (1,411)
                                                                 ===========      ===========
                                                                 $   2,660        $   1,842
                                                                 ===========      ===========

Amortization of intangible assets for the years ended January 31, 1998, 1997, and 1996 amounted to $451,000, $447,000, and $433,000, respectively.

7.  Bank Line of Credit

As a part of a loan agreement with a bank, the Company has an $8 million revolving credit facility, which expires May 31, 1999, and a $5 million guidance line of credit, which expires May 31, 1998. The revolving credit facility and the guidance line of credit are unsecured provided that the Company complies with certain covenants. Outstanding loans under this agreement bear interest at no less than the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus 150 basis points, at the Company's option. The interest rates can be increased by the bank dependent upon the Company maintaining certain financial ratios. The bank's prime rate was 8.5% at January 31, 1998. There were no borrowings under the line of credit at January 31, 1998 or 1997. The loan agreement also includes certain restrictive covenants.


8.  Accrued Liabilities

Accrued liabilities consist of the following:

                                                         January 31,
                                                  ----------------------------
                                                     1998             1997
                                                  -----------      -----------
                                                    (Dollars in thousands)
 Accrued payroll and related expenses.........     $   6,398        $   5,193
  Other.......................................         3,139            2,843
                                                   ==========       ==========
                                                   $   9,537        $   8,036
                                                   ==========       ==========

9.  Stockholders' Equity

Changes in the components of stockholders' equity for the years ended January 31, 1996, 1997, and 1998 were as follows:

                                                 Common        Paid-in       Retained
                                                 Stock         Capital       Earnings        Total
                                              -------------  ------------  -------------  -------------
                                                               (Dollars in thousands)
  Balance at January 31, 1995..............   $      460     $    3,244    $   13,499     $    17,203
     Net income............................           --             --         3,885           3,885
     Exercise of stock options
       105,700 shares.......................          11            476            --             487
     Tax benefit from exercise of stock
       options.............................          ---            163            --             163
                                              -------------  ------------  -------------  -------------
  Balance at January 31, 1996..............          471          3,883        17,384          21,738
     Net income............................           --             --         4,665           4,665
     Exercise of stock options, 100,350
       shares..............................           10            326            --             336
     Tax benefit from exercise of stock
       options.............................           --            716            --             716
     Purchase and retirement of common
       stock 30,100 shares.................           (3)          (475)          ---            (478)
                                              -------------  ------------  -------------  -------------
  Balance at January 31, 1997..............          478          4,450        22,049          26,977
     Net income............................          ---            ---         4,875           4,875
     Exercise of stock options, 43,900
       shares..............................            4            214           ---             218
     Tax benefit from exercise of stock
     options...............................          ---            235           ---             235
      Purchase and retirement of common
       stock, 103,149 shares...............          (10)        (1,825)          ---          (1,835)
                                              =============  ============  =============  =============
  Balance at January 31, 1998..............   $      472     $    3,074    $   26,924     $    30,470
                                              =============  ============  =============  =============

10.  Income Taxes

Income taxes consist of the following amounts:

                                                        Years Ended January 31,
                                          -----------------------------------------------------
                                              1998               1997                1996
                                          -------------       -------------      --------------
                                                         (Dollars in thousands)
   Federal income tax:
     Current..........................    $   2,146           $   2,358          $   1,415
     Deferred.........................          170                (421)               206
   State income taxes:
     Current..........................          629                 663                495
     Deferred.........................           43                 (88)                41
                                          =============       =============      ==============
                                          $   2,988           $   2,512          $   2,157
                                          =============       =============      ==============

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement reporting purposes and such amounts recognized for tax filing purposes. The principal items making up the deferred tax provision in the years ended January 31, 1998, 1997 and 1996 were differing depreciation methods, the amortization of intangibles, accrued vacation, software development costs, and prepaid expenses.

The differences between the effective income tax rate and the statutory federal income tax rates for the years ended January 31, 1998, 1997, and 1996 are as follows:


                                                                    Years Ended January 31,
                                              ---------------------------------------------------------------------

                                                      1998                    1997                    1996
                                              ---------------------   ---------------------   ---------------------
                                                          Percent                 Percent                 Percent
                                                          Pretax                  Pretax                  Pretax
                                               Amount      Income       Amount     Income      Amount      Income
                                              ---------   ---------   ---------   ---------   ---------   ---------
                                                                     (Dollars in thousands)
Computed "expected" tax on income before
   extraordinary items and income taxes...    $ 2,752       35.0%     $ 2,512       35.0%     $ 2,115       35.0%
Surtax exemption..........................        (79)      (1.0)         (72)      (1.0)         (60)      (1.0)
State tax, net of federal benefit.........        444        5.6          380        5.3          354        5.9
Change in valuation allowance.............        ---        ---         (530)      (7.4)        (170)      (2.8)
Other, net................................       (129)      (1.6)         222        3.1          (82)      (1.4)
                                              =========   =========   =========   =========   =========   =========
Taxes on income...........................    $ 2,988       38.0%     $ 2,512       35.0%     $ 2,157       35.7%
                                              =========   =========   =========   =========   =========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1998 and 1997 are presented below:


                                                                              January 31,
                                                            --------------------------------------------

                                                                     1998                  1997
                                                                ---------------       ---------------

                                                                         (Dollars in thousands)
Deferred tax assets:
   Accounts receivable....................................       $        289          $       527
   Property and equipment, principally due to differing
    depreciation methods..................................                133                   74
   Employee benefits, principally due to accrual for
    financial reporting purposes..........................              1,296                  971
   Other..................................................                 38                   75
                                                                 -------------         -------------
   Total gross deferred tax assets........................              1,756                1,647
   Less valuation allowance...............................                ---                  ---
                                                                 -------------         -------------
   Net deferred tax assets................................       $      1,756          $     1,647
                                                                 -------------         -------------

 Deferred tax liabilities:
   Prepaid expenses.......................................       $       258           $        135
   Property and equipment, principally due to differing
    depreciation methods..................................                42                    124
   Software development costs.............................             1,284                    998
   Other...........................................                      269                    274
                                                                 -------------         -------------
   Total gross deferred tax liabilities...................       $     1,853           $      1,531
                                                                 =============         =============

    Net deferred tax asset (liability)....................       $       (97)          $        116
                                                                 =============         =============

There was no valuation allowance for deferred tax assets as of February 1, 1997, and no change in the valuation allowance for the year ended January 31, 1998. The Company believes that deferred tax assets will be recoverable through normal operations.

11.  Stock Options

The Company has two employee stock option plans and a director stock option plan under which officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100% of the fair market value at the date of grant, unless the optionee is a 10% shareholder of the Company, in which case the price must not be less than 110% of the fair market value. The options are exercisable in installments determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10% shareholders). Transactions and other information relating to these plans for the three years ended January 31, 1998 are summarized below:

                                                            Outstanding Options
                                               ----------------------------------------------

                                               Number of Shares          Weighted-Average
                                                                          Exercise Price
                                               ------------------   -----------------------------
Balance, January 31, 1995...................        547,700                  $  3.75
   Options granted..........................        129,000                  $  9.07
   Options canceled or expired..............        (20,250)                 $  5.04
   Options exercised........................       (105,700)                 $  4.61
                                               ---------------

Balance, January 31, 1996...................        550,750                  $  4.78
   Options granted..........................        115,000                  $ 14.93
   Options canceled or expired..............        (13,500)                 $ 10.90
   Options exercised........................       (100,350)                 $  3.34
                                               ---------------

Balance, January 31, 1997...................        551,900                  $  7.01
   Options granted..........................        169,000                  $ 19.95
   Options canceled or expired..............        (25,125)                 $ 11.62
   Options exercised........................        (43,900)                 $  4.97
                                               ===============
Balance, January 31, 1998...................        651,875                  $ 10.32
                                               ===============

The following table summarizes information about stock options outstanding at January 31, 1998:

                                      Options Outstanding                               Options Exercisable
                   -----------------------------------------------------------  -------------------------------------
                          Number           Weighted-Avg.                               Number
      Range of          Outstanding          Remaining           Weighted-Avg.       Exercisable        Weighted-Avg.
   Exercise Prices      at 1/31/98        Contractual Life      Exercise Price       at 1/31/98        Exercise Price
--------------------------------------   -------------------   ------------------  ----------------   ------------------
  $1.88 to 2.00           142,500            3.0 years              $1.94               142,500            $1.94
   4.56 to 6.25           148,375            5.2                     5.33               144,625             5.33
   8.63 to 11.50           95,000            7.1                     9.08                47,500             9.08
  14.50 to 17.50          190,000            8.6                    15.97                26,250            14.95
       23.25               76,000            9.8                    23.25                   ---              ---
                      ----------------                                             ----------------
  $1.88 to 23.25          651,875            6.5                   $10.32               360,875            $5.18
                      ================                                             ================

Stock options exercisable at January 31, 1998, 1997, and 1996 were 360,875, 330,925, and 345,625, respectively. Shares available under the plans for future grants at January 31, 1998, 1997, and 1996 were 293,355, 437,230, and 538,730 respectively.

One of the Company's subsidiaries, Comarco Wireless Technologies, Inc. (CWT), also has a stock option plan. Figures for this plan reflect a 10-for-1 stock split declared during the year ended January 31, 1998. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100% of the fair market value at the date of grant. As of January 31, 1998, all 3,000,000 outstanding shares of CWT common stock are owned by the Company. The fair market value of the shares and the exercise dates of the options are determined by the Compensation Committee of the Company's Board of Directors, however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the Committee, but not later than ten years and one week after the date of grant. In the fiscal year ended January 31, 1996, 140,000 options were granted at exercise prices ranging from $4.30 to $11.97. In the fiscal year ended January 31, 1997, 28,000 options were granted at an exercise price of $13.22. In the fiscal year ended January 31, 1998, 11,000 options were granted at an exercise price of $17.62. Stock options exercisable at January 31, 1998, 1997 and 1996 were 257,000, 155,000, and 60,000 respectively. Shares available under the plan for future grants at January 31, 1998, 1997 and 1996 were 181,000, 192,000, and 220,000 respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 1998:

                                    Options Outstanding                                Options Exercisable
                 -----------------------------------------------------------  --------------------------------------
                     Number           Weighted-Avg.                                Number
       Range of    Outstanding          Remaining           Weighted-Avg.        Exercisable       Weighted-Avg.
   Exercise Prices at 1/31/98        Contractual Life      Exercise Price        at 1/31/98        Exercise Price
---------------------------------   -------------------   ------------------   ----------------  -------------------
  $2.53 to 4.30      320,000            6.7 years                $2.97              220,000            $2.85
  11.97 to 13.22      88,000            7.9                      12.37               37,000            12.21
      17.62           11,000            9.1                      17.62                  ---              ---
                 ----------------   -------------------   ------------------   ----------------  -------------------
  $2.53 to 17.62     419,000            7.0                      $5.33              257,000            $4.20
                 ================   ===================   ==================   ================  ===================

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 1998 and 1997 was $8.93 and $7.73, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                    Years ended January 31,
                                                  ----------------------------
                                                     1998             1997
                                                  -----------      -----------
   Expected dividend yield                           0.0%              0.0%
   Expected volatility                              34.2%             45.1%
   Risk-free interest rate                           6.1%              5.8%
   Expected life                                   6 years          6 years

The per share weighted-average fair value of CWT stock options granted during the years ended January 31, 1998 and 1997 was $7.35, and $5.74, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                  Years ended January 31,
                                                ----------------------------
                                                   1998             1997
                                                -----------      -----------
 Expected dividend yield                           0.0%              0.0%
 Expected volatility                              35.6%             40.2%
 Risk-free interest rate                           6.2%              5.4%
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

                                                                  Years ended January 31,
                                                                ----------------------------
                                                                   1998             1997
                                                                -----------      -----------

                                                                  (Dollars in thousands,
                                                                 except per share amounts)
 Net income: As reported.................................        $   4,875        $   4,665
             Pro forma...................................            4,481            4,414
 Earnings per common share - basic:
             As reported.................................        $    1.03        $     .98
             Pro forma...................................              .94              .93
 Earnings per common share - diluted:
             As reported.................................        $     .89        $     .86
             Pro forma...................................              .86              .85

Pro forma net income and earnings per share reflect only options granted since February 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to February 1, 1995 is not considered.


12.   Earnings Per Share

The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator (in thousands) and "Shares" represent the denominator (in thousands):


                                    Year ended January 31, 1998
                                  ----------------------------------
                                                           $ Per
                                    Income     Shares      Share
                                  ----------- ---------- -----------
Basic Earnings Per Share:
   Net income..................   $   4,875      4,744    $   1.03

Effect of subsidiary options           (372)       ---

Effect of dilutive securities:
   Stock options................        ---        332
                                  ----------- ---------- -----------
Diluted Earnings per Share:
   Net income..................   $   4,503       5,076   $    .89
                                  =========== ========== ===========


                                     Year ended January 31, 1997
                                  ----------------------------------
                                                           $ Per
                                    Income     Shares      Share
                                  ----------- ---------- -----------
Basic Earnings Per Share:
   Net income..................   $   4,665     4,766     $    .98

Effect of subsidiary options           (267)      ---

Effect of dilutive securities:
   Stock options...............         ---       350
                                   ----------- ---------- -----------

Diluted Earnings per Share:
   Net income..................    $   4,398     5,116    $    .86
                                   =========== ========== ===========


                                    Year ended January 31, 1996
                                  ----------------------------------
                                                          $ Per
                                    Income     Shares      Share
                                  ----------------------------------
Basic Earnings Per Share:
   Net income..................   $   3,885      4,627    $    .84

Effect of subsidiary options           (155)       ---

Effect of dilutive securities:
   Stock options...............         ---        351
   Convertible debentures......         ---         15
                                   ----------- ---------- -----------

Diluted Earnings per Share:
   Net income..................   $   3,730      4,993    $    .75
                                   =========== ========== ===========


13.  Lease Commitments

Rental commitments under noncancelable operating leases, principally on the Company's office space, equipment and automobiles were $2,950,000 at January 31, 1998, payable as follows: $871,000, $719,000, $682,000, $634,000, and $44,000 in
the years ended January 31, 1999, 2000, 2001, 2002, and 2003, respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 1998, 1997, and 1996 was $1,593,000, $1,183,000, and $1,361,000, respectively.


14.  Employee Benefit Plans

The Company has a Savings and Retirement Plan which provides benefits to eligible employees. Under the Plan, as amended effective July 1, 1997, employees who have been with the Company in excess of three months and are at least 18 years of age may participate by contributing between 1% and 15% of earnings. Employees at one Company location are permitted to contribute up to 20% of earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 1998, 1997, and 1996 were approximately $623,000, $542,000, and $560,000, respectively.


15.  Supplemental Disclosures of Cash Flow Information

                                                         Years Ended January 31,
                                           -----------------------------------------------------
                                               1998               1997                1996
                                           -------------       -------------      --------------

                                                          (Dollars in thousands)
Cash paid during the year for:
   Interest...........................        $  ---              $  ---             $   44
   Income taxes.......................        $2,656              $2,051             $2,209

In August 1996, the Company acquired the assets of RAL Consulting and Staffing Services, Inc. for $1,198,000. In connection with this acquisition, the Company acquired tangible assets with a fair value of $777,000 and assumed liabilities of $31,000. An additional $400,000 was paid in October 1997 based upon the achievement of certain performance objectives.

In October 1996, the Company acquired the assets of the callbox operation of GTE Cellular Communications Corp. for $1,076,000. In connection with this acquisition, the Company acquired tangible assets with a fair value of $1,983,000, and assumed liabilities of $614,000.

In February 1997, the Company acquired the assets of the callbox operation of Cubic Communications Inc., for approximately $1,717,000.


16.  Research and Development Costs

The Company incurred research and development costs (includes Company-sponsored software development costs prior to determination of technological feasibility) of approximately $2,000,000, $2,800,000, and $2,800,000, in the years ended January 31, 1998, 1997, and 1996, respectively, related to wireless communications products and development of software tools. These costs were expensed as incurred.


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


Summarized financial information by business segment for Fiscal Year 1998 is as follows:



                                                  Outsourced Staffing
                                Wireless           Services and Other
                         Communications Products        Revenues          Corporate and Other             Total
                         -----------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Revenues                 $         29,524           $      55,615                     ---           $     85,139
Intangible asset
   write-off                          ---                     710                     ---                    710
Operating income                    6,733                     795          $          (69)                 7,459
Identifiable assets                18,884                  10,148                  14,862                 43,894
Depreciation and
   amortization                     1,938                     711                     515                  3,164
Capital expenditures                1,273                     311                      46                  1,630


Summarized financial information by business segment for Fiscal Year 1997 is as follows:



                                                    Outsourced Staffing
                                  Wireless          Services and Other
                          Communications Products       Revenues          Corporate and Other           Total
                         -----------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
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


International sales totaled $8.9 million and $5.4 million in the years ended January 31, 1998 and 1997, respectively. The majority of these sales have been made to Europe, Asia-Pacific and Latin America, and are sales of the wireless communications products segment.


18.   Intangible Asset Write-off

In January 1998, the Company recorded a $710,000 charge against earnings from the impairment of certain assets of its outsourced staffing software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon recent marketing initiatives which proved unsuccessful in the fourth quarter, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the statement of income.


19.  Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

Costs under cost-reimbursable contracts are subject to audit by the customer upon contract completion. Therefore, all contract costs, including direct and indirect costs, are potentially subject to adjustment prior to final reimbursement. Audits have been completed through January 31, 1995. The Company also has filed a claim with the Armed Services Board of Contract Appeals regarding certain costs charged to a cost-reimbursable contract. The amounts that are subject to this review by the Government total approximately $700,000. The Company believes that it has meritorious defenses, and if necessary, the Company intends to vigorously defend its positions through the appellate process. Management believes that sufficient reserves are available to offset any potential adjustments.


20.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for Fiscal Years 1998 and 1997 is as follows (in thousands, except per share data):

Fiscal Year 1998                                                Quarter Ended
                                         ------------------------------------------------------------

                                           April 30        July 31       October 31      January 31
                                         --------------  -------------  -------------  --------------
Revenues.............................    $      20,097   $     21,015   $     21,975   $     22,052
Operating income.....................            1,653          2,001          2,247          1,558
Net income...........................            1,109          1,315          1,443          1,008


                                         --------------  -------------  -------------  --------------
Basic earnings per common share......    $         .23   $        .28   $        .31   $        .21
                                         --------------  -------------  -------------  --------------


                                         --------------  -------------  -------------  --------------
Diluted earnings per common share....    $         .21   $        .24   $        .26   $        .18
                                         ==============  =============  =============  ==============



Fiscal Year 1997                                                Quarter Ended
                                         ------------------------------------------------------------

                                           April 30        July 31       October 31     January 31
                                         --------------  -------------  -------------  --------------

Revenues.............................    $    16,408     $     16,098   $    18,370    $    20,538
Operating income.....................          1,625            1,551         1,521          1,921
Net income...........................          1,102            1,088         1,089          1,386

                                         --------------  -------------  ------------   --------------
Basic earnings per common share......    $       .23     $       .23    $       .23    $       .29
                                         ==============  =============  =============  ==============

                                          -------------  -------------  -------------- --------------
Diluted earnings per common share....    $       .21     $       .20    $       .20    $       .25
                                         ==============  =============  =============  ==============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive proxy statement for the 1998 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1998.


ITEM 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement for the 1998 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1998.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership is incorporated by reference from the section entitled "Ownership of Securities" in the Company's definitive proxy statement for the 1998 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1998.


ITEM 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions of the Registrant is incorporated by reference from the section entitled "Executive Compensation" in the Company's definitive proxy statement for the 1998 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1998.

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements (See Item 8)

     2.  Financial Statement Schedule:

         The following additional information for the fiscal years ended January 31, 1998, 1997, and 1996 is submitted herewith:
         VIII  Reserves

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

         10.23 Asset Purchase Agreement among COMARCO, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), R.A.L. Consulting and Staffing Services, Inc., and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

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

         10.26 Third Amendment to Loan Agreement dated August 15, 1997 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.27 Third Amended and Restated Master Line of Credit Note dated August 15, 1997 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.28 Third Amended and Restated Guidance Line of Credit Note dated August 15, 1997 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         11. Computation of Number of Shares of Common Stock used in the Computation of Earnings Per Share.

         21.1 Subsidiaries of the Company. The following are the significant subsidiaries of the Company:
                  Decisions and  Designs, Inc. (DDI) incorporated in the Common-
                     wealth of Virginia.
                  International  Business  Services, Inc. (IBS) incorporated  in the District of Columbia.
                  Comarco Wireless Technologies, Inc. (CWT) incorporated in the
                     State of Delaware.
                  LCTI, Inc. incorporated in the State of Maryland. Manufacturing Technology Training Center, Inc. (MTTC) incor-
                     porated in the State of Delaware.
                  Comarco  Wireless  International,   Inc.  (formerly  known  as
                     Comarco Wireless Europe, Inc.) incorporated in the State of Delaware.
                  Comarco Staffing,  Inc. (formerly known as CoSource Solutions,
                     Inc.),  incorporated in the State of California.
                  Comarco Systems, Inc. incorporated in the State of California.

         23.1     Consent of Independent Auditors.

         99.2     Undertakings of Registrant.

     (b)  Reports on Form 8-K

         None.

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 1998.

                                                       COMARCO, INC.

                                                      /s/ DON M.BAILEY
                                               _____________________________
                                                       Don M. Bailey
                                                         President,
                                            Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.



          Signature                         Title                     Date



                                    Chairman of the Board
    /s/ GERALD D. GRIFFIN               and Director             April 22, 1998

-----------------------------
      Gerald D. Griffin

                                 President, Chief Executive
                                    Officer and Director
                                    (Principal Executive
      /s/ DON M. BAILEY                   Officer)               April 22, 1998

-----------------------------
      Don M. Bailey

                                       Vice President
                                            and
                               Treasurer (Principal Financial
     /s/ THOMAS P. BAIRD           and Accounting Officer)       April 22, 1998

-----------------------------
       Thomas P. Baird




    /s/ WILBUR L. CREECH                  Director               April 22, 1998

-----------------------------
      Wilbur L. Creech

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES


         Signature                      Title                       Date





  /s/ WESLEY L. MCDONALD              Director                 April 22, 1998
 --------------------------

    Wesley L. McDonald




   /s/ PAUL G. YOVOVICH               Director                 April 22, 1998
 --------------------------

     Paul G. Yovovich

                         COMARCO, INC. AND SUBSIDIARIES

                            SCHEDULE VIII - RESERVES

                       Three Years Ended January 31, 1998

                             (Dollars in thousands)


                                                                                             Other
                                            Balance at      Charged to                      Changes
                                            Beginning        Cost and                         Add           Balance at End
                                             of Year         Expense       Deductions      (Deduct)            of Year
                                           ------------    ------------   ------------    ------------   ------------------
Year ended January 31, 1998:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $      215      $      123     $     7(1)      $       --     $      331

Year ended January 31, 1997:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $      256      $       62     $   103(1)      $       --     $      215
   Income tax valuation allowance......           530              --         530(1)              --             --

Year ended January 31, 1996:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $      336      $       30     $   110(1)      $       --     $      256
   Income tax valuation allowance......           700              --         170(1)              --            530


(1) Write off of uncollectible receivables and reduction in income tax valuation allowance.