Form 10-Q
period 1998-04-30
COMARCO INC
filed 1998-06-15
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1998                  Commission File Number 0-5449



                                  COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                       95-2088894
--------------------------------                      -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California          92887
------------------------------------------------------------        --------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code               (714) 282-3832
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1998.

                            Common Stock,
                           $.10 Par Value                   4,719,710 Shares
                           --------------                   ----------------

Index to Form 10-Q

                                                                    Page No.
                                                                    --------
Part I.        Financial Information

 Condensed Consolidated Balance Sheets
     April 30, 1998 and January 31, 1998                               1

 Condensed Consolidated Statements of Income
     Quarters ended April 30, 1998 and April 30, 1997                  2

 Condensed Consolidated Statements of Cash Flows
     Quarters ended April 30, 1998 and April 30, 1997                  3

 Notes to Condensed Consolidated Financial Statements                  4-6

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7-12



PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                           13

Signature                                                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                 April 30, 1998             January 31, 1998
ASSETS                                                             (Unaudited)                     *
Current assets:
         Cash and cash equivalents                               $       6,741,000          $      5,256,000
         Short-term investments                                          3,567,000                 2,348,000
         Accounts receivable, net                                       17,189,000                17,815,000
         Inventory                                                       4,852,000                 5,247,000
         Deferred tax asset                                              1,383,000                 1,383,000
         Other current assets                                              841,000                   832,000
                                                                 -----------------          ----------------

Total current assets                                                    34,573,000                32,881,000

Long-term investments                                                    1,820,000                 2,364,000
Property and equipment, net                                              2,192,000                 2,240,000
Software development costs, net                                          3,411,000                 3,131,000
Intangible assets, net                                                   2,623,000                 2,660,000
Other assets                                                               615,000                   618,000
                                                                 -----------------          ----------------

TOTAL ASSETS                                                     $      45,234,000          $     43,894,000
                                                                 =================           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                        $         756,000          $        493,000
         Deferred revenue                                                1,842,000                 1,914,000
         Accrued liabilities                                             9,841,000                 9,537,000
                                                                 -----------------          ----------------

Total current liabilities                                               12,439,000                11,944,000
Deferred income taxes                                                    1,480,000                 1,480,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000 shares authorized, 4,719,210 and
           4,718,710  shares outstanding at April 30, 1998 and
           January 31, 1998, respectively                                  472,000                   472,000
         Capital contributed in excess of par value                      3,079,000                 3,074,000
         Retained earnings                                              27,764,000                26,924,000
                                                                 -----------------          ----------------

Total stockholders' equity                                              31,315,000                30,470,000
                                                                 -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      45,234,000          $     43,894,000
                                                                 =================          ================

See accompanying notes to the condensed consolidated financial statements.
*The condensed consolidated balance sheet as of January 31, 1998 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                          Quarter Ended
                                           April 30, 1998              April 30, 1997
                                           --------------              --------------
Revenues:
   Contract revenues                   $       14,394,000          $       13,922,000
   Product sales                                7,357,000                   6,175,000
                                                ---------                   ---------
                                               21,751,000                  20,097,000
                                               ----------                  ----------

Direct costs:
   Contract costs                               9,716,000                   9,574,000
   Cost of product sales                        3,543,000                   2,265,000
                                                ---------                   ---------
                                               13,259,000                  11,839,000

Indirect costs                                  7,255,000                   6,605,000
                                                ---------                   ---------

                                               20,514,000                  18,444,000
                                               ----------                  ----------

Operating income                                1,237,000                   1,653,000

Net interest income                               118,000                     135,000
                                                  -------                     -------

Income before income taxes                      1,355,000                   1,788,000

Income taxes                                      515,000                     679,000
                                                  -------                     -------

Net income                             $          840,000          $        1,109,000
                                       ==================          ==================

Earnings per share
   Basic                               $              .18          $              .23
                                       ==================          ==================

   Diluted                             $              .17          $              .21
                                       ==================          ==================


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Quarter Ended
                                                             April 30, 1998             April 30, 1997
                                                             --------------             --------------
Cash flows from operating activities:
    Net income                                            $         840,000          $      1,109,000
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                597,000                   533,000
       Provision for doubtful accounts receivable                    22,000                    10,000
       Net purchases of trading securities                         (762,000)                 (168,000)
       Decrease (increase) in accounts receivable                   604,000                (2,076,000)
       Decrease (increase) in inventory                             395,000                  (300,000)
       Increase in other current assets                              (9,000)                 (131,000)
       Decrease (increase) in other assets                            3,000                  (175,000)
       Increase in accounts payable                                 263,000                   196,000
       Increase (decrease) in deferred revenue                      (72,000)                   46,000
       Increase (decrease) in other current liabilities             304,000                  (405,000)
                                                          -----------------          -----------------

    Net cash provided (used) by operating activities              2,185,000                (1,361,000)

Cash flows from investing activities:
    Purchases of investments                                            -                  (1,204,000)
    Sales of investments                                             87,000                   464,000
    Purchases of property and equipment                            (221,000)                 (408,000)
    Software development costs                                     (571,000)                 (468,000)
    Cost of acquisition of Cubic, net of cash acquired                  -                  (1,720,000)
                                                          ------------------         -----------------

    Net cash used in investing activities                          (705,000)               (3,336,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                            5,000                    97,000
    Purchase of common stock                                            -                    (693,000)
                                                          ------------------         -----------------

    Net cash provided (used) by financing activities                  5,000                  (596,000)
                                                          -----------------          -----------------

Net increase (decrease) in cash and cash equivalents      $       1,485,000          $     (5,293,000)
                                                          =================          =================


Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
       Interest                                           $             -            $             -
       Income taxes                                                  39,000                    10,000

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        April 30, 1998 and April 30,1997
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at April 30, 1998 and January 31, 1998 and the results of its operations and cash flows for the quarters ended April 30, 1998 and April 30, 1997. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended April 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.


2.     Significant Accounting Policies - Per Share Information

       During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and computed basic and diluted net income per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options. The effect of such potential common stock is computed using the treasury stock method. Comparative earnings per share data have been restated for prior periods. Consolidated net income of the Company used for diluted earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock. Basic and diluted net income per share are calculated as follows:


                                                                          Quarter Ended
                                                            April 30, 1998            April 30, 1997
                                                            --------------            --------------
       Basic:

         Net income                                         $     840,000             $    1,109,000

         Weighted average shares outstanding                    4,719,000                  4,786,000
                                                                ---------                  ---------

         Basic income per common share                      $         .18             $          .23
                                                                =========                  =========

         Diluted:

         Net income                                         $     840,000             $    1,109,000

         Less - net income allocated to subsidiary
           dilutive stock options outstanding                     (22,000)                   (62,000)
                                                                ---------                  ---------

         Net income used in calculation of diluted
           income per share                                 $     818,000             $    1,047,000
                                                             ============              =============


         Weighted average shares outstanding                    4,719,000                  4,786,000

         Plus - common equivalent shares  (determined
         using the "treasury stock" method representing
         shares issuable upon exercise of stock options           206,000                    307,000
                                                                  -------                    -------

         Weighted average number of shares used in
           calculation of diluted income per common
           share                                                4,925,000                  5,093,000
                                                                =========                  =========


         Diluted income per common share                    $         .17             $          .21
                                                             ============              =============


3.     Business Segment Information

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


       Summarized financial information by business segment for the first quarter of Fiscal Year 1999 is as follows:

                                                  Wireless      Outsourced Staffing
                                              Communications    Services and Other     Corporate
                                                 Products           Revenues           and Other        Total
                                                 --------           --------           ---------        -----
          Revenues                              7,311              14,440                -            21,751
          Income before income taxes              650                 607                 98           1,355
          Identifiable assets                  17,146              11,282              6,806          45,234


       Summarized financial information by business segment for the first quarter of Fiscal Year 1998 is as follows:

                                                 Wireless      Outsourced Staffing
                                              Communications    Services and Other     Corporate
                                                 Products           Revenues           and Other        Total
                                                 --------           --------           ---------        -----
          Revenues                              6,018              14,079                 -           20,097
          Income before income taxes            1,129                 580                  79          1,788
          Identifiable assets                  13,822               8,962              16,776         39,560


4.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

       (a)    Results of Operations

              During the first quarter of Fiscal Year 1999 (year ending January 31, 1999), the Company recorded total revenues of $21.8 million, up 8.5% from the revenues of $20.1 million for the comparable period of a year earlier. Increased year-to-year revenues are primarily due to:
                o sales of the Company's wireless communications products;
                o increase in engineering services activity of 16% year-to-year;
              partially offset by:
                o reduced activity on the Company's contract at the Los  Angeles
                  County Airports.

              Total direct costs of $13.3 million for the first quarter of Fiscal Year 1999 are up $1.5 million, or 12.7%, from $11.8 million for the first quarter of Fiscal Year 1998. The increase relates to the increased revenue activity, particularly from the Company's wireles communications products business (as discussed below in wireless communications products section).

              Total indirect costs of $7.3 million for the first quarter of Fiscal Year 1999 are up $.7 million, or 10.6%, from $6.6 million for the first quarter of Fiscal Year 1998. The increase is principally from the Company's wireless communications products business, and results from increased product development costs and increased selling, general and administrative costs.

              Net interest income (interest income less interest expense) for the first quarter of Fiscal Year 1999 amounted to $118,000, as compared to $135,000 for the comparable period of the prior fiscal year. The decrease is principally due to a reduction in cash available to invest from an average of $14 million in the first quarter of Fiscal Year 1998 to an average of $11 million in the first quarter of Fiscal Year 1999.

              The Company's effective tax rate for the first quarter of Fiscal Year 1998 is 38%, the same as the comparable period of the prior fiscal year.

              Net income of $.8 million for the first quarter of Fiscal Year 1999 is down from $1.1 million for the comparable period of the prior year due to the increased product development and selling, general and administrative costs incurred for the wireless communications products business.


              Wireless Communications Products

              Wireless communications products revenues increased 21.7% to $7.3 million for the first quarter of Fiscal Year 1999 from $6.0 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's emergency callbox systems. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                                       Quarter Ended           Quarter Ended
                                                      April 30, 1998          April 30, 1997
                                                      --------------          --------------
                    Revenues                            $7,311,000             $6,018,000
                    Cost of product sales                3,496,000              2,189,000
                                                         ---------              ---------

                    Gross income                         3,815,000              3,829,000
                    Gross income percentage                52.2%                   63.6%

                    Indirect costs*                      3,165,000              2,700,000
                                                         ---------              ---------

                    Operating income                    $  650,000             $1,129,000
                                                          ========             ==========

              *Indirect costs include selling, general, and administrative expenses as well as sustaining engineering and research and development expenses.

              The decreased gross income percentage is due to greater sales of the Company's emergency callbox systems, which have lower gross margins than the field measurement and revenue assurance product families. The Company's current projections indicate that product sales other than emergency callbox systems may not increase significantly over prior periods for the first half of Fiscal Year 1999, while comparisons for the second half of Fiscal Year 1999 are expected to be more favorable due to anticipated upgraded product offerings, although there can be no assurances in this regard.

              The increase in indirect costs of $.5 million for the first quarter of Fiscal Year 1999 over the comparable period of the prior fiscal year is principally a result of increased costs incurred in the Company's product development program, as well as increased selling, general and administrative costs. Sustaining engineering and research and development expenses increased $.3 million to $1.2 million from the first quarter of Fiscal Year 1998 to the first quarter of Fiscal Year 1999, while selling, general and administrative expenses increased $.2 million to $2.0 million from the first quarter of Fiscal Year 1998 to the first quarter of Fiscal Year 1999.

              Operating income as a percentage of revenues is 8.9% for the first quarter of Fiscal Year 1998, compared to 18.8% for the comparable period of the prior fiscal year. This decrease is primarily due to the lower gross income due to a larger mix of the lower margin emergency callbox systems than in the prior year first quarter, as discussed above.

              The Company is continuing its product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $571,000 and $468,000, respectively, during the first quarters of Fiscal Years 1999 and 1998, respectively. Corresponding amounts amortized were $291,000 and $250,000, respectively.

              In May 1998, the Company completed the purchase of intellectual property and related software assets from Industrial Technology,
              Inc. The acquired technology includes software suited for automating the comparison of digital speech quality over diverse cellular, PCS, and other wireless networks. The Company intends to use the acquired technology to enhance its network evaluation family of products.

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

              The Company's orders for wireless communications products totalled $5.2 million for the first quarter of Fiscal Year 1999, down from $6.1 million from the comparable prior period. For the twelve-month periods ended April 30, 1998 and 1997, orders received were $26.6 million and $38.9 million, respectively. Included in the amount for the twelve months ended April 30, 1997 is $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at April 30, 1998 totalled $15.6 million, of which $8.4 million relates to long-term maintenance contracts, and $3.8 million relates to the Company's contract to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles County contract to be performed at the end of Fiscal Year 1999 and into Fiscal Year 2000. An additional $1.8 million of deferred revenue has been recorded for anticipated customer warranty obligations.

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

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; and changes in foreign currency exchange rates which can impact customers' demand for the Company's products and their ability to pay for the Company's products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products, therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Outsourced Staffing Services and Other Revenue

              Revenues provided by the Company's outsourced staffing services business area increased 2.1%, from $14.1 million in the first quarter of Fiscal Year 1998 to $14.4 million in the first quarter of Fiscal Year 1999. Revenues in this business area decreased from 70.1% of the Company's total revenues in the first quarter of Fiscal Year 1998 to 66.4% of the Company's total revenues in the first quarter of Fiscal Year 1999. The increase in period-to-period revenue is due to an increase in engineering services activity on contracts with the U.S. Government partially offset by a decrease in activity on the Company's contract at the Los Angeles County Airports.

              Sales to the U.S. Government as well as to government prime contractors were 34% and 34% of the Company's total revenue during the first quarters of Fiscal Years 1998 and 1999, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. In March 1998, the Company announced the award of a contract with an award value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. The Company's management services contract at Reagan Washington National Airport ends on September 30, 1998. The Company has decided not to pursue the recompete of this contract. This contract's annual revenues approximate $8.8 million, it has been marginally profitable, and it would be unprofitable if reawarded to the Company. Two other multi-year government contracts are scheduled to end in Fiscal year 1999 with annual revenues of approximately $3.8 million. The Company plans to aggressively compete for work opened for competition to the extent possible and to selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for outsourced staffing services is up from $580,000 in the first quarter of Fiscal Year 1998 to $607,000 in the first quarter of Fiscal Year 1999. The increase is primarily due to higher revenues for engineering and airport services, partially offset by lower operating income from commercial staffing due to the cost of opening additional offices.

       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 15, 1997. The loan agreement consists of (1) an $8 million revolving credit facility, which expires May 31, 1999, and (2) a $5 million guidance line of credit, which expired May 31, 1998. The Company is currently negotiating a restructuring of its credit facilities and expects the renewed facilities to be in place in approximately sixty days. The revolving credit facility and the guidance line of credit are unsecured provided the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $11 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first quarter of Fiscal Year 1999. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

              During the first quarter of Fiscal Year 1999, the Company's average days' sales in accounts receivable decreased, primarily due to collections of several significant international customer balances during the quarter.

              Several additional key factors indicating the Company's financial condition include:

                                              April 30, 1998       January 31, 1998
                                              --------------       ----------------
                    Current ratio                        2.78                   2.75
                    Working capital          $     22,134,000       $     20,937,000
                    Book value per share                $6.64                  $6.46

              The Company continued to demonstrate solid financial strength in the above financial factors during the first quarter of Fiscal Year 1999 due to continued profitable activity.

              The Company has a significant commitment for capital expenditures at April 30, 1998 for Comarco Wireless Technologies, Inc. The
              Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $571,000 and $291,000, respectively, in the first quarter of Fiscal Year 1999.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of April 30, 1998, the Company has re-purchased and retired approximately 929,000 shares. The average price paid per share re-purchased under the program was $6.55.

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




                                  COMARCO, Inc.
                                  -------------
                                  (Registrant)




June 12, 1998




                                 THOMAS P. BAIRD
                             ------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)