Form 10-Q
period 1998-07-31
COMARCO INC
filed 1998-09-14
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1998                   Commission File Number 0-5449


                                  COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                         95-2088894
--------------------------------                         ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

22800 Savi Ranch Parkway, Suite 214, Yorba Linda, California       92887-1299
------------------------------------------------------------       ----------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code              (714) 282-3832
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998.

                               Common Stock,
                              $.10 Par Value               4,594,460 Shares
                              --------------               ----------------

Index to Form 10-Q
                                                                     Page No.
                                                                     --------
Part I.        Financial Information


   Condensed Consolidated Balance Sheets
       July 31, 1998 and January 31, 1998                                1

   Condensed Consolidated Statements of Income
       Quarters Ended and Two Quarters Ended July 31, 1998
       and July 31, 1997                                                 2

   Condensed Consolidated Statements of Cash Flows
       Two Quarters Ended July 31, 1998 and July 31, 1997                3

   Notes to Condensed Consolidated Financial Statements                  4-6

   Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               7-12



PART II.       OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                            13

 Signature                                                               14

                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                July 31, 1998       January 31, 1998
ASSETS                                                           (Unaudited)              *
Current assets:
         Cash and cash equivalents                              $    3,025,000      $   5,256,000
         Short-term investments                                      3,526,000          2,348,000
         Accounts receivable, net                                   18,763,000         17,815,000
         Inventory                                                   4,857,000          5,247,000
         Deferred tax asset                                          1,383,000          1,383,000
         Other current assets                                          733,000            832,000
                                                                --------------      -------------

Total current assets                                                32,287,000         32,881,000

Long-term investments                                                1,498,000          2,364,000
Property and equipment, net                                          2,216,000          2,240,000
Software development costs, net                                      3,989,000          3,131,000
Intangible assets, net                                               3,586,000          2,660,000
Other assets                                                           614,000            618,000
                                                                --------------      -------------

TOTAL ASSETS                                                    $   44,190,000      $  43,894,000
                                                                ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                       $      551,000      $     493,000
         Deferred revenue                                            1,801,000          1,914,000
         Accrued liabilities                                         8,431,000          9,537,000
                                                                --------------      -------------

Total current liabilities                                           10,783,000         11,944,000

Deferred income taxes                                                1,480,000          1,480,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000 shares authorized, 4,686,460 and
           4,719,210  shares outstanding at July 31, 1998 and
           January 31, 1998, respectively                              469,000            472,000
         Capital contributed in excess
           of par value                                              2,413,000          3,074,000
         Retained earnings                                          29,045,000         26,924,000
                                                                --------------      -------------

Total stockholders' equity                                          31,927,000         30,470,000
                                                                --------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   44,190,000      $  43,894,000
                                                                ==============      =============

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1998 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                             Quarter Ended                           Two Quarters Ended
                                             -------------                           ------------------
                                     July 31, 1998     July 31, 1997          July 31, 1998      July 31, 1997
                                     -------------     -------------          -------------      -------------
Revenues:
   Contract revenues                $   14,647,000     $  13,716,000         $   29,041,000      $  27,638,000
   Product sales                         7,364,000         7,299,000             14,721,000         13,474,000
                                         ---------         ---------             ----------         ----------
                                        22,011,000        21,015,000             43,762,000         41,112,000
                                        ----------        ----------             ----------         ----------

Direct costs:
   Contract costs                        9,888,000         9,698,000             19,604,000         19,272,000
   Cost of product sales                 3,142,000         3,013,000              6,685,000          5,278,000
                                         ---------         ---------              ---------          ---------
                                        13,030,000        12,711,000             26,289,000         24,550,000

Indirect costs                           7,010,000         6,303,000             14,265,000         12,908,000
                                         ---------         ---------             ----------         ----------

                                        20,040,000        19,014,000             40,554,000         37,458,000
                                        ----------        ----------             ----------         ----------

Operating income                         1,971,000         2,001,000              3,208,000          3,654,000

Net interest income                         95,000           121,000                213,000            256,000
                                            ------           -------                -------            -------

Income before income taxes               2,066,000         2,122,000              3,421,000          3,910,000

Income taxes                               785,000           807,000              1,300,000          1,486,000
                                    --------------     -------------         --------------      -------------


Net income                          $    1,281,000     $   1,315,000         $    2,121,000      $   2,424,000
                                    ==============     =============         ==============      =============

Earnings per share:
   Basic                            $          .27     $         .28         $          .45      $         .51
                                    ==============     =============         ==============      =============

   Diluted                               $     .25         $     .24              $     .42         $      .45
                                         =========         =========              =========         ==========



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Two Quarters Ended
                                                                          --------------------------------------
                                                                          July 31, 1998            July 31, 1997
                                                                          -------------            -------------
Cash flows from operating activities:
    Net income                                                           $    2,121,000           $   2,424,000
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                          1,348,000               1,275,000
       Loss (gain) on disposal of property and equipment                         (4,000)                  9,000
       Deferred income taxes                                                       -                   (402,000)
       Provision for doubtful accounts receivable                                44,000                  20,000
       Net purchases of trading securities                                     (767,000)               (482,000)
       Increase in accounts receivable                                         (992,000)             (2,597,000)
       Decrease (increase) in inventory                                         390,000              (1,016,000)
       Decrease in other current assets                                          99,000                 270,000
       Decrease (increase) in other assets                                        4,000                (191,000)
       Increase in accounts payable                                              58,000                 717,000
       Decrease in deferred revenue                                            (113,000)               (340,000)
       Increase (decrease) in accrued liabilities                            (1,106,000)                286,000
                                                                         ---------------          --------------

    Net cash provided (used) by operating activities                          1,082,000                 (27,000)

Cash flows from investing activities:
    Purchases of investments                                                       -                 (1,204,000)
    Proceeds from sales and maturities of investments                           455,000                 583,000
    Purchases of property and equipment                                        (525,000)               (969,000)
    Software development costs                                               (1,579,000)             (1,266,000)
    Cost of acquisition of Industrial Technology intellectual property       (1,000,000)                    -
    Cost of acquisition of Cubic, net of cash acquired                              -                (1,720,000)
                                                                         ---------------          --------------

    Net cash used in investing activities                                    (2,649,000)             (4,576,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       64,000                 219,000
    Purchase of common stock                                                   (728,000)             (1,755,000)
                                                                         ---------------          --------------

    Net cash used in financing activities                                      (664,000)              (1,536,000)
                                                                         ---------------          ---------------

Net decrease in cash and cash equivalents                                $   (2,231,000)          $   (6,139,000)
                                                                         ===============          ===============


Supplemental  disclosures  of cash flow  information:
  Cash paid  during the two
    quarters for:
       Interest                                                          $           -            $           -
       Income taxes                                                           1,569,000                1,268,000




See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         July 31, 1998 and July 31,1997
                                   (Unaudited)

1.      General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at July 31, 1998 and January 31, 1998, the results of its operations for the quarters ended and two quarters ended July 31, 1998 and July 31, 1997, and its cash flows for the two quarters ended July 31, 1998 and July 31, 1997. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and two quarters ended July 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.


2.     Intellectual Property Acquisition

       In May 1998, the Company completed the purchase of intellectual property and related software assets from Industrial Technology, Inc. The acquired technology includes software suited for automating the comparison of digital speech quality over diverse cellular, PCS, and other wireless networks. No tangible assets were acquired. The Company has accounted for the purchase price as an intangible asset.


3.     Significant Accounting Policies - Per Share Information

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



                                                   Quarter Ended                           Two Quarters Ended
                                                   -------------                           ------------------
                                         July 31, 1998        July 31, 1997         July 31, 1998     July 31, 1997
                                         -------------        -------------         -------------     -------------

   Basic:
    Net income                           $   1,281,000        $   1,315,000         $   2,121,000     $   2,424,000
    Weighted average shares
      outstanding                            4,714,000            4,761,000             4,716,000         4,773,000
                                         -------------        -------------         -------------         ---------

    Basic income per common
      share                              $         .27        $         .28         $         .45     $         .51
                                         =============        =============         =============     =============


    Diluted:

    Net income                           $   1,281,000        $   1,315,000         $   2,121,000     $   2,424,000

    Less - net income allocated
      to subsidiary dilutive stock
      options outstanding                      (52,000)             (89,000)              (74,000)         (156,000)
                                         --------------       --------------        --------------    --------------

    Net income used in calculation
      of diluted income per
      common share                       $   1,229,000        $   1,226,000         $   2,047,000     $   2,268,000
                                         =============        =============         =============     =============


    Weighted average shares
      outstanding                            4,714,000            4,761,000             4,716,000         4,773,000

    Plus - common equivalent shares
      (determined using the "treasury
      stock" method representing
      shares issuable upon exercise
      of stock options                         204,000              319,000               205,000           315,000
                                            ----------           ----------         -------------     -------------

    Weighted average number
      of shares used in calculation
      of diluted income per
      common share                           4,918,000            5,080,000              4,921,000        5,088,000
                                         =============          ===========         ==============      ===========

  Diluted income per common
      share                              $         .25        $         .24         $          .42      $       .45
                                         ==============       =============         ==============      ===========


4.     Business Segment Information

       The Company's operations have been classified into two business areas: wireless communications products and information technology and staffing services. The wireless communications products area develops, produces, and markets a variety of products and services used in the wireless communications industry. The information technology and staffing services area provides services to Federal and local government and commercial customers pursuant to established contracts. Corporate and other consists primarily of cash and cash equivalents, fixed assets, and other assets.

       Summarized financial information by business segment for the first two quarters of Fiscal Year 1999 is as follows:


                                       Wireless        Information Technology
                                   Communications     and Staffing Services       Corporate
                                      Products               Revenues             and Other      Total
                                      --------               --------             ---------      -----
       Revenues                        $14,662              $29,100                  -          $43,762
       Income before income taxes        2,131                1,138                 $152          3,421
       Identifiable assets              19,482               12,841               11,867         44,190


       Summarized financial information by business segment for the first two quarters of Fiscal Year 1998 is as follows:

                                       Wireless        Information Technology
                                   Communications     and Staffing Services       Corporate
                                      Products               Revenues             and Other      Total
                                      --------               --------             ---------      -----
       Revenues                        $13,076              $28,036                   -         $41,112
       Income before income taxes        2,843                  911                  $156         3,910
       Identifiable assets              15,883                8,913                15,818        40,614


5.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSIO AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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


       (a)    Results of Operations

              During the second quarter of Fiscal Year 1999 (year ending January 31, 1999), the Company recorded total revenues of $22.0 million, up 4.8% from the revenues of $21.0 million for the comparable period of the prior fiscal year. Revenues for the first two quarters of Fiscal Year 1999 of $43.8 million are up 6.6% from $41.1 million for the comparable period of the prior fiscal year. Increased year-to-year revenues are primarily due to:
                 o sales of the Company's wireless communications products;
                 o increase in information technology services activity of 15%
                   year-to-year;
              partially offset by:
                 o reduced activity on the Company's contract at the Los Angeles
                   County Airports.

              Total direct costs of $13.0 million for the second quarter of Fiscal Year 1999 are up $.3 million, or 2.4%, from $12.7 million for the second quarter of Fiscal Year 1998. Direct costs for the first two quarters of Fiscal Year 1999 of $26.3 million are up $1.7 million, or 6.9%, from $24.6 million for the comparable period of the prior fiscal year. The increases relate to the increased revenue activity, particularly from the Company's wireless communications products business (as discussed below in the wireless communications products section).

              Total indirect costs of $7.0 million for the second quarter of Fiscal Year 1999 are up $.7 million, or 11.1%, from $6.3 million for the second quarter of Fiscal Year 1998. Indirect costs for the first two quarters of Fiscal Year 1999 of $14.3 million are up $1.4 million, or 10.9%, from $12.9 million for the comparable period of the prior fiscal year. The increases are principally from the Company's wireless communications products business, and results from increased product development costs and increased selling, general and administrative costs, as further discussed below.

              Net interest income (interest income less interest expense) for the second quarter of Fiscal Year 1999 amounted to $95,000, as compared to $121,000 for the comparable period of the prior fiscal year. Net interest income for the first two quarters of Fiscal Year 1999 amounted to $213,000, as compared to $256,000 for the comparable period of the prior fiscal year. The decreases are principally due to a reduction in cash available to invest from an average of $13 million in the first two quarters of Fiscal Year 1998 to an average of $10 million in the first two quarters of Fiscal Year 1999.

              The Company's effective tax rate for the first two quarters of Fiscal Year 1998 is 38%, the same as the comparable period of the prior fiscal year.

              Net income of $1.3 million for the second quarter of Fiscal Year 1999 is unchanged from the comparable period of the prior year. Net income of $2.1 million for the first two quarters of Fiscal Year 1999 is down from $2.4 million for the comparable period of the prior year due to the increased product development and selling, general and administrative costs incurred for the wireless communications products business, as further discussed below.


              Wireless Communications Products

              Wireless communications products revenues increased 4.2% to $7.4 million for the second quarter of Fiscal Year 1999 from $7.1 million for the comparable period of the prior fiscal year. Revenues increased 12.2% to $14.7 million for the first two quarters of Fiscal Year 1999 from $13.1 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's emergency callbox systems. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                                     Two Quarters Ended     Two Quarters Ended
                                                        July 31, 1998          July 31, 1997
                                                        -------------          -------------
                    Revenues                              $14,662,000           $13,076,000
                    Cost of product sales                   6,638,000             5,053,000
                                                            ---------             ---------

                    Gross margin                            8,024,000             8,023,000
                    Gross margin percentage                   54.7%                  61.4%

                    Indirect costs*                         5,893,000             5,180,000
                                                            ---------             ---------

                    Operating income                      $ 2,131,000           $ 2,843,000
                                                            =========            ==========

              *Indirect  costs  include  selling,   general  and  administrative
              expenses as well as research and development expenses.

              The decreased gross income percentage is due to greater sales of the Company's emergency callbox systems, which have lower gross margins than the field measurement and revenue assurance product families, whose revenues were relatively unchanged year-to-year. The Company believes that product sales other than emergency callbox systems may not increase over the prior period for the third quarter of Fiscal Year 1999, while comparisons for the fourth quarter of Fiscal Year 1999 are expected to be more favorable due to anticipated upgraded product offerings, although there can be no assurances in this regard.

              The increase in indirect costs of $.7 million for the first two quarters of Fiscal Year 1999 over the comparable period of the prior fiscal year is principally a result of increased costs incurred in the Company's product development program, as well as increased selling, general and administrative costs. Sustaining engineering and research and development expenses increased 25% year-to-year, while selling, general and administrative expenses increased 8.3% year-to-year.

              Operating income as a percentage of revenues is 20.2% for the second quarter of Fiscal Year 1999, compared to 24.3% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 14.5% for the first two quarters of Fiscal Year 1999, compared to 21.7% for the comparable period of the prior fiscal year. These decreases are primarily due to the lower gross income due to a larger mix of the lower margin emergency callbox systems than in the prior year's first two quarters, as discussed above.

              The Company is continuing its product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1,579,000 and $1,266,000, respectively, during the first two quarters of Fiscal Years 1999 and 1998, respectively. Corresponding amounts amortized were $721,000 and $644,000, respectively.

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

              The Company's future wireless products prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner and to identify, develop, and achieve market acceptance of new products. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

              The Company's orders for wireless communications products totalled $7.4 million for the second quarter of Fiscal Year 1999, up from $6.1 million from the comparable prior period. For the twelve-month periods ended July 31, 1998 and 1997, orders received were $28.0 million and $36.5 million, respectively. Included in the amount for the twelve months ended July 31, 1997 was $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. Because of the long sales cycle involved in selling the Company's wireless products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at July 31, 1998 totalled $15.7 million, of which $7.4 million relates to long-term maintenance contracts, and $3.7 million relates to the Company's contract to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles County contract to be performed at the end of Fiscal Year 1999 and into Fiscal Year 2000. An additional $1.6 million of deferred revenue has been recorded for anticipated customer warranty obligations.

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

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; and changes in foreign currency exchange rates which can impact customers' demand for the Company's products and their ability to pay for the Company's products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from a single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products; therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Information Technology and Staffing Services Revenue

              Revenues provided by the Company's information technology and staffing services business area increased 5.0%, from $13.9 million in the second quarter of Fiscal Year 1998 to $14.6 million in the second quarter of Fiscal Year 1999. Revenues from this business area increased 3.9%, from $28.0 million for the first two quarters of Fiscal Year 1998 to $29.1 million for the first two quarters of Fiscal Year 1999. Revenues in this business area decreased from 68.1% of the Company's total revenues in the first two quarters of Fiscal Year 1998 to 66.4% of the Company's total revenues in the first two quarters of Fiscal Year 1999. The increase in period-to-period revenue is due to an increase in information technology services activity on contracts with the U.S. Government partially offset by a decrease in activity on the Company's management services contract at the Los Angeles County Airports.

              Sales to the U.S. Government as well as to government prime contractors were 33% and 34% of the Company's total revenue during the first two quarters of Fiscal Years 1998 and 1999, respectively. In the course of the Company's business, its contracts with customers are periodically opened for competition. In March 1998, the Company announced the award of a contract with an award value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. The Company's management services contract at Reagan Washington National Airport ends on September 30, 1998. The Company did not pursue the recompete of this contract. This contract's annual revenues approximate $8.8 million, it has been marginally profitable, and it would be unprofitable if reawarded to the Company. Two other multi-year government contracts are scheduled to end in Fiscal Year 1999 with annual revenues of approximately $3.8 million. The Company plans to aggressively compete for work opened for competition to the extent possible and to selectively pursue certain high value contract procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for information technology and staffing services is up from $288,000 in the second quarter of Fiscal Year 1998 to $489,000 in the second quarter of Fiscal Year 1999. Operating income for information technology and staffing services is up from $811,000 in the first two quarters of Fiscal Year 1998 to $1,077,000 in the first two quarters of Fiscal Year 1999. The increase is primarily due to higher revenues for information technology and airport management services, partially offset by lower operating income from commercial staffing due to the cost of opening additional offices.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $10 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first two quarters of Fiscal Year 1999. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

              During the first two quarters of Fiscal Year 1999, the Company's average days' sales in accounts receivable have increased slightly, primarily due to increased sales of wireless communications products, which have a longer collection cycle than the Company's information technology and staffing revenues.

              Several additional key factors indicating the Company's financial condition include:

                                                  July 31, 1998       January 31, 1998
                                                  -------------       ----------------
                  Current ratio                            2.99                   2.75
                  Working capital                 $  21,504,000        $    20,937,000
                  Book value per share                    $6.81                  $6.46


              The Company continued to demonstrate solid financial strength in the above financial factors during the first two quarters of Fiscal Year 1999 due to continued profitable activity.

              The Company has a significant commitment for capital expenditures at July 31, 1998 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $1,579,000 and $721,000, respectively, in the first two quarters of Fiscal Year 1999.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of July 31, 1998, the Company has re-purchased and retired approximately 966,000 shares. The average price paid per share re-purchased under the program was $7.06. An additional 92,000 shares were repurchased during August 1998 for approximately $1.8 million at an average price of $19.59 per share.

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


              Impact of the Year 2000 Issue

              Many computer systems and software products currently in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. Such computer systems and software products will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000 Issue"). As a result, in less than sixteen months, computer systems and/or software used by many companies may need to be upgraded to properly interpret dates beyond 1999. The Company's technical personnel are in the process of assessing the impact of the Year 2000 Issue on the Company's products and services.

              The Company has established a two-phase program to ensure that its proprietary software and internal computer systems are Year 2000 compliant. The initial phase, which included planning, inventory and assessment, has been substantially completed. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be completed by mid-1999. The Company expects that the cost of making its proprietary software and internal systems compliant will not have a material effect on its overall financial position or results of operations.

              The Company is also beginning the same two-phase program to assess the risks to the Company of non-IT systems. Non-IT systems include embedded technology such as micro-controllers. The initial phase is planned to be completed by the end of 1998 with the final phase completed during 1999. Based on a preliminary assessment, the cost of non-IT systems remediation will not have a material impact on the Company.

              The Company has initiated formal communications with its crucial suppliers to determine whether they are or will be Year 2000 capable. By mid-1999, the Company expects to have identified and develop contingency plans for any such suppliers who will not be year 2000 ready.

              The Company has also been working with its customers and is completing an assessment of its obligations to make their systems Year 2000 ready. The Company currently believes that these obligations will not have a material effect on the Company.

              Even with the effort to address the Year 2000 Issue made by the Company to date, there can be no assurance that the systems of other entities on which the Company relies will be timely remediated, or that a failure to remediate by another entity, would not have a material adverse effect on the Company.

              The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost of the program is being funded through operating cash flows. The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position.

PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

              The Securities and Exchange Commission has amended Rule 14a-4, which governs the use of discretionary proxy voting authority with respect to a shareholder proposal that the shareholder has not sought to include in the proxy statement pursuant to Rule 14a-8. Rule 14a-4(c)(1) now sets a 45 day advance notice requirement. If a shareholder fails to notify the Company of his or her intention to present a proposal at the meeting at least 45 days prior to the month and day on which the prior year's proxy statement was first mailed, then the holders of proxies solicited by the Board of Directors may use their discretionary voting authority when the proposal is raised at the Company's Annual Meeting. The proxy holders will have such discretionary authority even if the proxy statement contained no discussion of the proposal and the proxy holders' intentions with respect thereto.

              In the case of COMARCO, Inc., April 5, 1999 is the deadline for shareholders to give such notice with respect to a proposal that is not sought to be included in the Company's proxy statement with respect to the 1999 Annual Meeting. As has been the case, any shareholder who wishes to have a proposal included in the Company's proxy statement for its 1999 Annual Meeting (which in all cases will be subject to the rules regarding whether such proposal may be excluded notwithstanding the request), must notify COMARCO pursuant to Rule 14-8 not later than January 21, 1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              10.29 Fourth Amendment to Loan Agreement dated August 21, 1998 between the Company and NationsBank of Virginia, N.A.

              10.30 Fourth Amended and Restated Master Line of Credit Note dated August 21, 1998 between the Company and NationsBank of Virginia, N.A.

              ll.    Schedule of Computation of Net Income Per Share

       (b)    Reports on Form 8-K

              None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  COMARCO, Inc.
                          --------------------------
                                  (Registrant)




September 14, 1998



                          ---------------------------

                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)