Form 10-Q
period 1998-10-31
COMARCO INC
filed 1998-12-15
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1998                Commission File Number 0-5449



                                  COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                  95-2088894
-------------------------------                         ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification Number)

1551 North Tustin Avenue, Suite 840, Santa Ana, California         92705
----------------------------------------------------------       ----------
 (Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code             (714) 796-1808
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

                                                     Yes   X      No
                                                          ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1998.

                        Common Stock,
                       $.10 Par Value                   4,441,460 Shares
                       --------------                   ----------------

Index to Form 10-Q

                                                                       Page No.
 Part I.        Financial Information


 Condensed Consolidated Balance Sheets
     October 31, 1998 and January 31, 1998                               1

 Condensed Consolidated Statements of Income
     Quarters Ended and Three Quarters Ended October 31, 1998
      and October 31, 1997                                               2

 Condensed Consolidated Statements of Cash Flows
     Three Quarters Ended October 31, 1998 and October 31, 1997          3

 Notes to Condensed Consolidated Financial Statements                    4-6

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 7-13



PART II.       OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                             14

Signature                                                                15

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                 October 31, 1998           January 31, 1998
ASSETS                                              (Unaudited)                     *
Current assets:
         Cash and cash equivalents               $       1,607,000          $      5,256,000
         Short-term investments                          2,486,000                 2,348,000
         Accounts receivable, net                       20,850,000                17,815,000
         Inventory                                       5,102,000                 5,247,000
         Deferred tax asset                              1,890,000                 1,383,000
         Other current assets                              554,000                   832,000
                                                 -----------------          ----------------
Total current assets                                    32,489,000                32,881,000

Long-term investments                                      425,000                 2,364,000
Property and equipment, net                              2,479,000                 2,240,000
Software development costs, net                          4,164,000                 3,131,000
Intangible assets, net                                   3,678,000                 2,660,000
Other assets                                               579,000                   618,000
                                                 -----------------          ----------------
TOTAL ASSETS                                     $      43,814,000          $    43,894,000
                                                 =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                        $         586,000          $        493,000
         Deferred revenue                                2,186,000                 1,914,000
         Accrued liabilities                            10,321,000                 9,537,000
                                                 -----------------          ----------------
Total current liabilities                               13,093,000                11,944,000

Deferred income taxes                                    1,685,000                 1,480,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000   shares   authorized,
           4,441,460  and  4,719,210  shares
           outstanding at October 31, 1998 and
           January 31, 1998, respectively                  444,000                   472,000
         Capital contributed in excess
           of par value                                  2,608,000                 3,074,000
         Retained earnings                              25,984,000                26,924,000
                                                 -----------------          ----------------
Total stockholders' equity                              29,036,000                30,470,000
                                                 -----------------          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      43,814,000          $     43,894,000
                                                 =================          ================


See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1998 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)




                                                Quarter Ended                        Three Quarters Ended
                                                -------------                        ---------------------
                                  October 31, 1998     October 31, 1997     October 31, 1998    October 31, 1997
                                  ----------------     ----------------     ----------------    ----------------
Revenues:
   Contract revenues              $  15,766,000       $   14,003,000         $   44,807,000     $    41,641,000
   Product sales                      8,435,000            7,972,000             23,156,000          21,446,000
                                      ---------            ---------             ----------          ----------
                                     24,201,000           21,975,000             67,963,000          63,087,000
                                     ----------           ----------             ----------          ----------

Direct costs:
   Contract costs                    10,984,000            9,630,000             30,588,000          28,902,000
   Cost of product sales              3,512,000            3,137,000             10,197,000           8,415,000
                                      ---------            ---------             ----------           ---------
                                     14,496,000           12,767,000             40,785,000          37,317,000

Indirect costs                        7,204,000            6,961,000             21,469,000          19,869,000
                                      ---------            ---------             ----------          ----------

                                     21,700,000           19,728,000             62,254,000          57,186,000
                                     ----------           ----------             ----------          ----------

Operating income                      2,501,000            2,247,000              5,709,000           5,901,000

Net interest income                      40,000               80,000                253,000             336,000
                                         ------               ------                -------             -------

Income before income taxes            2,541,000            2,327,000              5,962,000           6,237,000

Income taxes                            965,000              884,000              2,265,000           2,370,000
                                     ----------           ----------             ----------          ----------


Net income                        $   1,576,000       $    1,443,000         $    3,697,000     $     3,867,000
                                  =============       ==============         ==============     ===============

Earnings per share:
   Basic                              $     .35            $     .31              $     .79          $      .81
                                      =========            =========              =========          ==========

   Diluted                            $     .32            $     .26              $     .73          $      .71
                                      =========            =========              =========          ==========



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      Three Quarters Ended

                                                                           October 31, 1998     October 31, 1997
                                                                           ----------------     ----------------
Cash flows from operating activities:
    Net income                                                              $   3,697,000      $   3,867,000
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                            2,213,000          1,941,000
       Gain on disposal of property and equipment                                  (4,000)              -
       Deferred income taxes                                                     (302,000)          (471,000)
       Provision for doubtful accounts receivable                                  66,000             45,000
       Net purchases of trading securities                                       (576,000)          (607,000)
       Increase in accounts receivable                                         (3,101,000)        (7,810,000)
       Decrease (increase) in inventory                                           145,000         (1,553,000)
       Decrease in other current assets                                           278,000            265,000
       Decrease (increase) in other assets                                         39,000           (271,000)
       Increase in accounts payable                                                93,000            959,000
       Increase (decrease) in deferred revenue                                    272,000           (625,000)
       Increase in accrued liabilities                                            784,000          1,527,000
                                                                            -------------      -------------

    Net cash provided (used) by operating activities                            3,604,000         (2,733,000)

Cash flows from investing activities:
    Purchases of investments                                                         -            (1,204,000)
    Proceeds from sales and maturities of investments                           2,377,000            652,000
    Purchases of property and equipment                                        (1,087,000)        (1,287,000)
    Proceeds from sales of property and equipment                                   4,000             14,000
    Software development costs                                                 (2,235,000)        (1,968,000)
    Cost of acquisition of Industrial Technology intellectual property         (1,000,000)               -
    Cost of acquisition of RAL, net of cash acquired                             (181,000)          (406,000)
    Cost of acquisition of Cubic, net of cash acquired                                -           (1,714,000)
                                                                            --------------     --------------

    Net cash used in investing activities                                      (2,122,000)        (5,913,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                         63,000            305,000
    Purchase of common stock                                                   (5,194,000)        (1,833,000)
                                                                            --------------     --------------

    Net cash used in financing activities                                      (5,131,000)         (1,528,000)
                                                                            --------------     ---------------

Net decrease in cash and cash equivalents                                   $  (3,649,000)     $ (10,174,000)
                                                                            ==============     ==============

Supplemental  disclosures of cash flow  information:
  Cash paid during the three
    quarters for:
       Interest                                                             $          -       $       2,000
       Income taxes                                                             2,345,000          1,790,000


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                      October 31, 1998 and October 31,1997
                                   (Unaudited)

1.       General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at October 31, 1998 and January 31, 1998, the results of its operations for the quarters ended and three quarters ended October 31, 1998 and October 31, 1997, and its cash flows for the three quarters ended October 31, 1998 and October 31, 1997. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and three quarters ended October 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.


2.     Significant Accounting Policies - Per Share Information

       During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and computed basic and diluted net income per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effect of dilutive stock options. The effect of such potential common stock is computed using the treasury stock method. Comparative earnings per share data have been restated for prior periods. Consolidated net income of the Company used for diluted earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock. Basic and diluted net income per share are calculated as follows:


                                                       Quarter Ended                                Three Quarters Ended
                                                       -------------                                --------------------
                                            October 31, 1998     October 31, 1997        October 31, 1998         October 31, 1997
                                            ----------------     ----------------        ----------------         ----------------
         Basic:

         Net income                         $  1,576,000         $  1,443,000             $   3,697,000            $   3,867,000
         Weighted average shares
           outstanding                         4,562,000            4,715,000                 4,664,000                4,752,000
                                             -----------            ---------                ----------              -----------

         Basic income per common
           share                            $        .35         $        .31             $         .79            $         .81
                                            ============         ============             =============            =============


         Diluted:

         Net income                         $  1,576,000         $  1,443,000             $   3,697,000            $   3,867,000

         Less - net income allocated
           to subsidiary dilutive stock
           options outstanding                   (71,000)            (114,000)                 (145,000)                (275,000)
                                              -----------         ------------              -----------              -----------

         Net income used in calculation
           of diluted income per
           common share                     $  1,505,000         $  1,329,000             $   3,552,000            $   3,592,000
                                             ===========         ============             =============            =============


         Weighted average shares
           outstanding                         4,562,000            4,715,000                 4,664,000                4,752,000

         Plus - common equivalent shares
           (determined using the "treasury
           stock" method) representing
           shares issuable upon exercise
           of stock options                      188,000              347,000                   200,000                  324,000
                                              ----------           ----------               -----------               ----------

         Weighted average number
           of shares used in calculation
           of diluted income per
           common share                        4,750,000            5,062,000                 4,864,000               5,076,000
                                              ==========           ==========              ============               =========

       Diluted income per common
           share                            $        .32         $        .26             $         .73            $        .71
                                             ===========          ===========             =============            ============

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


       Summarized financial information by business segment for the first three quarters of Fiscal Year 1999 is as follows:

                                            Wireless      Information Technology
                                        Communications    and Staffing Services    Corporate
                                           Products             Revenues           and Other      Total
                                           --------             --------           ---------      -----
     Revenues                             $23,097              $44,866                -        $67,963
       Income before income taxes           4,089                1,716               $157        5,962
       Identifiable assets                 21,475               13,510              8,829       43,814


       Summarized financial information by business segment for the first three quarters of Fiscal Year 1998 is as follows:

                                            Wireless      Information Technology
                                        Communications    and Staffing Services    Corporate
                                           Products             Revenues           and Other      Total
                                           --------             --------           ---------      -----
       Revenues                             $20,955            $42,132                -          $63,087
       Income before income taxes             4,848              1,257               $132          6,237
       Identifiable assets                   20,512             10,249             12,562         43,323


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


       (a)    Results of Operations

              During the third quarter of Fiscal Year 1999 (year ending January 31, 1999), the Company recorded total revenues of $24.2 million, up 10.0% from the revenues of $22.0 million for the comparable period of the prior fiscal year. Revenues for the first three quarters of Fiscal Year 1999 of $68.0 million are up 7.8% from $63.1 million for the comparable period of the prior fiscal year. Increased year-to-year revenues are primarily due to:
              o  sales of the Company's wireless communications products;
              o increase in information technology services activity of 16% year-to-year;
              partially offset by:
              o reduced activity on the Company's contract at the Los Angeles County Airports; an
              o termination of the Company's contract at Reagan Washington National Airport on September 30, 1998.

              Total direct costs of $14.5 million for the third quarter of Fiscal Year 1999 are up $1.7 million, or 13.3%, from $12.8 million for the third quarter of Fiscal Year 1998. Direct costs for the first three quarters of Fiscal Year 1999 of $40.8 million are up $3.5 million, or 9.4%, from $37.3 million for the comparable period of the prior fiscal year. The increases relate to the increased revenue activity, particularly from the Company's wireless communications products business (as discussed below in the wireless communications products section).

              Total indirect costs of $7.2 million for the third quarter of Fiscal Year 1999 are up $.2 million, or 2.9%, from $7.0 million for the third quarter of Fiscal Year 1998. Indirect costs for the first three quarters of Fiscal Year 1999 of $21.5 million are up $1.6 million, or 8.0%, from $19.9 million for the comparable period of the prior fiscal year. The increases are principally from the Company's wireless communications products business, and results from increased product development costs and increased selling, general and administrative costs, as further discussed below.

              Net interest income (interest income less interest expense) for the third quarter of Fiscal Year 1999 amounted to $40,000, as compared to $80,000 for the comparable period of the prior fiscal year. Net interest income for the first three quarters of Fiscal Year 1999 amounted to $253,000, as compared to $336,000 for the comparable period of the prior fiscal year. The decreases are principally due to a reduction in cash available to invest from an average of $12 million in the first three quarters of Fiscal Year 1998 to an average of $9 million in the first three quarters of Fiscal Year 1999.

              The Company's effective tax rate for the first three quarters of Fiscal Year 1999 is 38%, the same as the comparable period of the prior fiscal year.

              Net income of $1.6 million for the third quarter of Fiscal Year 1999 is up $.2 million from $1.4 million for the comparable period of the prior year due to the discontinuation of losses incurred at a former software subsidiary. Net income of $3.7 million for the first three quarters of Fiscal Year 1999 is down from $3.9 million for the comparable period of the prior year due to the increased product development and selling, general and administrative costs incurred for the wireless communications products business, as further discussed below, partially offset by discontinuation of the losses at a former software subsidiary.


              Wireless Communications Products

              Wireless communications products revenues increased 6.3% to $8.4 million for the third quarter of Fiscal Year 1999 from $7.9 million  for the  comparable  period  of the  prior  fiscal  year.
              Revenues increased 10.0% to $23.1 million for the first three quarters of Fiscal Year 1999 from $21.0 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's emergency callbox systems. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                               Three Quarters Ended    Three Quarters Ended
                                                 October 31, 1998        October 31, 1997
                                                 ----------------        ----------------
                      Revenues                        $23,097,000            $20,955,000
                      Cost of product sales            10,146,000              8,031,000
                                                       ----------              ---------

                      Gross margin                     12,951,000             12,924,000
                      Gross margin percentage            56.1%                   61.7%

                      Indirect costs*                   8,862,000              8,076,000
                                                        ---------              ---------

                      Operating income                 $4,089,000             $4,848,000
                                                       ==========             ==========


              *Indirect  costs  include  selling,   general  and  administrative
               expenses as well as research and development expenses.

              The decreased gross income percentage is due to greater sales of the Company's emergency callbox systems, which have lower gross margins than the field measurement and revenue assurance product families, whose revenues were relatively unchanged year-to-year. The Company believes that in the fourth quarter of Fiscal Year 1999, product sales other than emergency callbox systems are expected to be more favorable due to recently released upgraded product offerings, although there can be no assurances in this regard.

              The increase in indirect costs of $.8 million for the first three quarters of Fiscal Year 1999 over the comparable period of the prior fiscal year is principally a result of increased costs incurred in the Company's product development program, as well as increased selling, general and administrative costs.

              Operating  income as a  percentage  of  revenues  is 23.2% for the third quarter of Fiscal Year 1999, compared to 25.5% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues is 17.7% for the first three quarters of Fiscal Year 1999, compared to 23.1% for the comparable period of the prior fiscal year. These decreases are primarily due to the lower gross income due to a larger mix of the lower margin emergency callbox systems than in the prior year's first three quarters, and due to increased sustaining engineering and research and development expenses as well as increased selling and administrative expenses, as discussed above.

              The Company is continuing its product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $2,235,000 and $1,968,000, respectively, during the first three quarters of Fiscal Years 1999 and 1998, respectively. Corresponding amounts amortized were $1,202,000 and $719,000, respectively.

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

              The Company's orders for wireless communications products totalled $9.5 million for the third quarter of Fiscal Year 1999, down from $10.1 million from the comparable prior period. For the twelve-month periods ended October 31, 1998 and 1997, orders received were $27.3 million and $36.6 million, respectively. Included in the amount for the twelve months ended October 31, 1997 was $10 million of long-term maintenance service business associated with the purchase of the GTE callbox product line. Because of the long sales cycle involved in selling the Company's wireless products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at October 31, 1998 totalled $16.7 million, of which $6.8 million relates to long-term maintenance contracts, and $3.7 million relates to the Company's contract to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles County contract to be performed in Fiscal Year 2000. An additional $2.2 million of deferred revenue has been recorded for anticipated customer warranty obligations.

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


              Information Technology and Staffing Services Revenue

              Revenues provided by the Company's information technology and staffing services business area increased 12.1%, from $14.1 million in the third quarter of Fiscal Year 1998 to $15.8 million in the third quarter of Fiscal Year 1999. Revenues from this business area increased 6.7%, from $42.1 million for the first three quarters of Fiscal Year 1998 to $44.9 million for the first three quarters of Fiscal Year 1999. Revenues in this business area decreased from 66.7% of the Company's total revenues in the first three quarters of Fiscal Year 1998 to 66.0% of the Company's total revenues in the first three quarters of Fiscal Year 1999. The increase in period-to-period revenue is due to an increase in information technology services activity on contracts with the U.S. Government partially offset by a decrease in activity on the Company's management services contract at the Los Angeles County Airports.

              Sales to the U.S. Government as well as to government prime contractors were 33% and 34% of the Company's total revenue during the first three quarters of Fiscal Years 1998 and 1999, respectively. In the course of the Company's business, its contracts with customers are periodically opened for competition. In March 1998, the Company announced the award of a contract with an award value of $75 million over the five year life of the
              contract  to  continue  to  provide   engineering  and  management
              services to the U.S. Navy at Crane, Indiana. The Company's management services contract at Reagan Washington National Airport ended on September 30, 1998. The Company did not pursue the recompete of this contract. This contract's annual revenues approximated $8.8 million, it was marginally profitable, and it would have been unprofitable if reawarded to the Company. One other multi-year government contract is scheduled to end in Fiscal Year 1999 with annual revenues of approximately $2.2 million. The Company plans to aggressively compete for work opened for competition to the extent possible and to selectively pursue certain high value contract procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for information technology and staffing services is up from $241,000 in the third quarter of Fiscal Year 1998 to $543,000 in the third quarter of Fiscal Year 1999. Operating income for information technology and staffing services is up from $1,053,000 in the first three quarters of
              Fiscal Year 1998 to $1,620,000 in the first three quarters of Fiscal Year 1999. The increase is primarily due to the margin realized on higher revenues for information technology and the discontinuation of the losses at a former software subsidiary, partially offset by lower operating income from commercial staffing due to the cost of opening additional offices.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $9 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first three quarters of Fiscal Year 1999. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

              During the first three quarters of Fiscal Year 1999, the Company's average days' sales in accounts receivable have increased slightly, primarily due to increased sales of wireless communications products, which have a longer collection cycle than the Company's information technology and staffing revenues.

              Several additional key factors indicating the Company's financial condition include:

                                                    July 31, 1998           January 31, 1998
                                                    -------------           ----------------
              Current ratio                                  2.48                      2.75
              Working capital                    $     19,396,000          $     20,937,000
              Book value per share                          $6.54                     $6.46

              The decreases in the current ratio and in working capital are due to the stock re-purchases of approximately $5.2 million in the first three quarters of Fiscal Year 1999. The Company re-purchased 245,000 shares in the third quarter of Fiscal Year 1999 at a cost of $4.5 million.

              The Company has a significant commitment for capital expenditures at October 31, 1998 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $2,235,000 and $1,202,000, respectively, in the first three quarters of Fiscal Year 1999.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of October 31, 1998, the Company has re-purchased and retired approximately 1,211,000 shares. The average price paid per share re-purchased under the program was $9.32.

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



              Impact of the Year 2000 Issue

              Many computer systems and software products currently in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. Such computer systems and software products will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000 Issue"). As a result, in less than thirteen months, computer systems and/or software used by many companies may need to be upgraded to properly interpret dates beyond 1999. The Company's technical personnel are in the process of assessing the impact of the Year 2000 Issue on the Company's products and services.

              The Company has established a two-phase program to complete its year 2000 efforts. The first phase includes planning, inventory, and assessment; the final phase consists of correction, testing, deployment, and acceptance. The Company has divided its efforts into the categories of internal information systems, products, non-IT systems, business partners, and customers. The status of each with respect to the Company's two-phase process is addressed below.

              Information Systems

              The Company has received letters or has completed remediation whereby all of its accounting and manufacturing software has been determined to be year 2000 compliant. The Company is completing its inventory of computers and computer peripheral equipment. It has been determined that a few older units are not year 2000 compliant, and these units will be replaced as part of the regular replacement program next year. Efforts evaluating the readiness of the Company's internal information systems are expected to be completed early next year.

              Products

              The Company is continuing to assess the year 2000 compliance of its software-based products along with the associated components. The following detailed actions have been taken to date:

              Field measurement/revenue assurance products - Most software programs have been determined to be year 2000 compliant. For those requiring remediation, a detailed upgrade program has been sent to each customer, and the effort is being coordinated through the Company's normal upgrade program.

              Emergency callboxes - The technology acquired from GTE has been determined to be substantially year 2000 compliant. Changes required are minimal. The Company is still assessing the year 2000 reliability of the technology acquired from Cubic Communications. Initial indications are that some problems exist, and remedies are being designed. Implementation is being coordinated with each customer as part of its product upgrade program. The financial impact to the Company, if any, can not be determined until the product upgrade program is completely coordinated with each member of the customer base. The Company believes that the Cubic Communications technology remediation will be completed by June 1999.

              Other Software Products - Over the years, the Company has been associated with a modest number of software products. A review of commercial products still in the field is being completed for their year 2000 exposure. This review and any remediation are expected to be completed by March 1999. The Company expects that year 2000 issues related to these products will be minimal.

              The Company's program to assess and correct any year 2000 issues with its products is well underway, and upgrade programs are or will be in place during 1999 to coordinate the efforts involved. Except for the emergency callbox, efforts are being coordinated through the Company's normal upgrade channels, and at this time no additional resources need to be assigned to the effort.


              Non-IT Systems

              Non-IT systems include embedded technology such as micro-controllers. The Company's initial assessment indicates that the equipment utilized in its manufacturing process is not date dependent. The Company is also assessing the impact of non-IT issues on its other office equipment (telephone systems, copiers, facsimile machines, etc.) and facility infrastructure for which it is responsible. Responses are being received from the respective vendors, and the Company does not expect any significant issues in this area. The Company will continue to assess non-IT systems and expects complete resolution by June 1999.

              Business Partners

              Business partners include, but are not limited to: suppliers, the Company's bank, insurance and benefit providers, and property management firms. The Company's operations are dependent to varying degrees on the readiness of these and other partners. The Company has issued questionnaires to or has received correspondence from most of the currently identified business partners. To date, the responses received are generally insufficient for a complete evaluation of the readiness of such parties. The Company is continuing to pursue responses in order to complete its evaluation. By mid-1999, the Company expects to have identified and developed contingency plans for business partners that cannot give adequate assurances that they will be year 2000 ready.

              Customers

              The Company has just begun contacting its customers to assess the state of their readiness and its potential impact on the Company's operations. The Company's main concern is principally with U.S. and State and local government entities. The primary concern is that there will be delays in contract payments to the Company, which would require a temporary increase in working capital funded from bank borrowings. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2000. The Company will continue to evaluate the cash flow impact of year 2000 issues and develop additional contingency financing plans, if required.

              The Company will use both internal and external resources to ensure that it is year 2000 ready. The Company has not deferred any significant information technology projects as a result of the year 2000 effort. The total cost of the program is being funded through operating cash flows. The total cost associated with the year 2000 effort, except for certain product modifications discussed above, is not expected to be material to the Company's consolidated results of operations and financial position.

              Although the Company's year 2000 efforts are intended to minimize the adverse effects of the year 2000 issue on the its business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Therefore, in the opinion of management, the most reasonable likely worst case scenario is the possibility that the Company, its major business partners, other material service providers, or customers will not adequately address their respective year 2000 issues in a timely manner, the effect of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

              The Company will be developing contingency plans with respect to this most likely worst case scenario as additional information is obtained from both business partners and customers. Such plans will not be finalized until at the earliest mid-1999.

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




                                 COMARCO, Inc.
                        --------------------------------
                                  (Registrant)




December 15, 1998




                     ----------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)