Form 10-K
period 1999-01-31
COMARCO INC
filed 1999-04-30
CIK 22252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K


 [x] Annual report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
     Act of 1934 For the fiscal year ended January 31, 1999 or

 [ ] Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934

For the transition period from       to
                               ------    ------

Commission File Number 0-5449
                                  COMARCO, INC.

             (Exact name of registrant as specified in its charter)

                CALIFORNIA                             95-2088894
       -------------------------------    -----------------------------------
      (State or other jurisdiction of
      incorporation or organization)      (I.R.S. Employer Identification No.)

      1551 N. Tustin Avenue, Suite 840
            Santa Ana, California                         92705
   (Address of principal executive office)             (Zip Code)

                                 (714) 796-1808
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                                      none


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

            Common stock outstanding at February 26, 1999 - 4,456,460
                                     shares.

                                                    Aggregate market value of
           Class                                 shares held by non-affiliates

          Common Stock........................................      $56,607,691

     The total number of shares held by non-affiliates on February 26, 1999 was 2,310,518. This number was multiplied by $24.50 per share (the closing sale price of the Common Stock on February 26, 1999 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.)


                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission by May 30, 1999 a definitive Proxy Statement (the "1999 Proxy Statement") relating to its 1999 Annual Meeting of Stockholders, which meeting involves the election of directors and certain related matters. The 1999 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.


                              CROSS REFERENCE SHEET

     The following table indicates the headings in the 1999 Proxy Statement under which the information required in Part III of this Form 10-K may be found.

Form
10-K
Item No.
                             Item in Form 10-K                               Item in 1999 Proxy Statement
                             -----------------                               ----------------------------
10. "Directors and Executive Officers of the Registrant"..............  "Election of Directors and Officers"
11. "Executive Compensation"..........................................  "Executive Compensation"
12. "Security Ownership of Certain Beneficial Owners
        and Management"...............................................  "Ownership of Securities"
13. "Certain Relationships and Related Transactions"..................  "Executive Compensation"

     Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report on Form 10-K upon written request.

                                     PART I

Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Year 2000 compliance of the Company's customers and business partners; the Company's ability to achieve the objectives of its business plans; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.


ITEM 1.  Business

COMARCO, Inc. and its subsidiaries (the "Company", "COMARCO", or the "registrant") is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc. Active subsidiaries other than the parent company include: Comarco Wireless Technologies, Inc. ("Comarco Wireless"), which was formed in January 1994 to further develop the Company's wireless communications products business; Manufacturing Technology Training Center, Inc. (MTTC), which was formed in January 1996 to further develop the Company's technology training business; Comarco Wireless International, Inc. (formerly known as Comarco Wireless Europe, Inc.), a wholly-owned subsidiary of Comarco Wireless Technologies, Inc., which was formed in April 1996 to market and provide post-contract customer support for the Company's wireless communications products to international customers; Comarco Staffing, Inc. which was formed in August 1996 to acquire the assets of a commercial outsourced staffing services company; Comarco Systems, Inc., which was formed in January 1997 to further develop the Company's information technology and staffing services business; and Comarco Services, Inc., which was formed in January 1999 to further develop the Company's airport management services and staffing business.


BUSINESS AREAS

The business and major customer information provided in the Company's Consolidated Financial Statements contained in this report are incorporated herein by reference. In particular, see Note 1 of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company has historically engaged in providing information technology and staffing services (engineering, technical, and airport management) to agencies of the United States Government, government prime contractors, and local government agencies. To broaden its existing information technology and staffing services business, the Company acquired a commercial outsourced staffing services company in August 1996. During the past four years, the Company, through its subsidiary, Comarco Wireless Technologies, Inc., has invested more of its corporate resources in expanding its wireless communications products business area. This effort has resulted in COMARCO realizing the majority of its operating income from this business area.

Summarized financial information by business segment for the Company's Fiscal Year 1999, which ended January 31, 1999, is as follows:

                                                  Information
                             Wireless             Technology
                          Communications          and Staffing      Corporate and
                             Products               Services            Other                   Total
                       ----------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Revenues               $       34,004        $       57,960        $          ---        $       91,964
Operating income                7,148                 1,729                    (9)                8,868
Identifiable assets            22,392                16,404                 8,491                47,287

     o   Wireless Communications Products

The Company's wireless communications products business, through its subsidiary, Comarco Wireless Technologies, Inc., is presently comprised of four product families: test and measurement, revenue assurance, callbox systems, and portable device power adapters.

          o The test and measurement marketplace is covered by the LTX00 product family used to monitor network performance, the X50 family used to solve complex engineering problems, and the BaseLINE(TM) family used to benchmark competitors. These products provide a method for monitoring, analyzing, and benchmarking the performance of wireless system networks of a customer's competitor, as well as that of its own network.

          o The revenue assurance marketplace is covered by RAP(TM) to automate call-through testing and to verify the accuracy and integrity of the billing system.

          o The callbox systems marketplace is covered by a number of callbox products that provide emergency service over wire-line and wireless backbones. In addition to providing the callbox product, Comarco Wireless Technologies also provides project installation and long-term maintenance services. In October 1996, the Company purchased certain callbox product line assets from GTE. The installed base purchased from GTE consists of over 14,000 units, of which approximately 11,000 are being serviced by the Company under long-term maintenance contracts. In addition, in February 1997, the Company acquired certain assets of the Cubic Communica-tions, Inc. callbox product line. The installed base purchased from Cubic Communications consists of approximately 5,200 units. Management believes that the combination of these two product lines establishes the Company as a major vendor to this niche of the wireless applications products marketplace.

          o Universal power adapters for cellular phones, laptop computers, personal assistants and other portable devices are under development, and market trials are in progress. If market trials are successful, the Company plans to continue its investment in this marketplace.

Comarco Wireless Technologies' revenues increased to 37% of the Company's total revenue in Fiscal Year 1999, representing an increase of 15% over the prior fiscal year. Operating income increased 6% year-to-year and represented over 80% of the Company's consolidated operating income for Fiscal Year 1999. Continued growth in Comarco Wireless revenues and income is predicated on a number of factors, including the continued success of the Company's product development efforts, continued geographical expansion to international markets, continued growth and increased availability of cellular and other wireless communications services, including PCS, in the United States and internationally, and continued acceptance of the Company's products by its customers, none of which can be assured.

International revenues in Fiscal Year 1999 totaled $5.6 million, down from $8.9 million in the prior fiscal year. Year-to-year decreased international revenue is due to lower activity in Asia due to the general economic conditions and lower activity in Europe due to one large order in Fiscal Year 1998. The majority of these sales have been made to Europe, Asia-Pacific and Latin America. The Company expects that international revenues will continue to be a key area of growth, although the activity may continue to be weak in the near term. Marketing and post-contract customer support offices are opened and staffed in Singapore, England, and Mexico.


PRODUCT DEVELOPMENT

The Company continues its product development program in its wireless communications business. Because a common thread of technology runs through all Comarco Wireless product lines, the Company believes that it can leverage its investment and maintain the focus and concentration of its technical and marketing resources, although there can be no assurance in that regard. The Company in general has been developing and plans to continue to develop products that will be compatible with all wireless communications air interfaces worldwide. New product introductions this year included adding other air interfaces to the Company's line of test and measurement and revenue assurance products including CDMA, GSM, PC 1800/1900, and IS-136; further expansion of the Company's LT line with the introduction of the LT 200; and the release of the BaseLINE(TM) range of products which represents state of the art technology in comparative network analysis. The BaseLINE(TM) product also includes Comarco Wireless' innovative Q-MOS(TM) technology, which permits wireless carriers to assess the audio quality of their networks and compare it directly with that offered by competing carriers. The Company's wireless product life cycle is estimated to be two to five years, depending on the product.

The Company is also continuing its development of a new product line, a power adapter for laptop computers and cellular telephones. The objective of this product is to be smaller, lighter and more versatile than existing products on the market and is based on the Company's patented power conversion technology. The Company commenced market trials including limited sales of the first version of this product in Fiscal Year 1999, with a more powerful version currently under development. Potential customers are replacement market buyers and original equipment manufacturers. The Company's market trial is focused on replacement market buyers. The power requirements of laptop computers are increasing due to the introduction of more powerful microprocessors and more advanced battery technologies. This requires the Company to continue its product development program to increase the power capacity of its power adapter products. There can be no assurance that the Company will be successful in bringing the higher power adapter product to market, or that this product will be successful. The Company is aware that the power supply market is extremely competitive. If the Company is successful, the production, marketing, and sale of this product will require a significant amount of working capital for the financing of inventory and accounts receivable arising from sales of the product.

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

As part of its product development program, the Company is continuing its software product development program in its wireless communications business. During Fiscal Year 1999 and Fiscal Year 1998, the Company's wireless communications business capitalized approximately $2.9 million and $2.5 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Of the amounts capitalized, $1.9 million and $1.4 million, respectively, were amortized in Fiscal Years 1999 and 1998 against product sales in accordance with Statement No. 86.

In addition, during Fiscal Years 1999, 1998, and 1997, Comarco Wireless had expenditures of $.8 million, $1.2 million and $1.3 million, respectively, for research and development expenses (including Company-sponsored software development costs prior to determination of technological feasibility), for product design and development expenses, as well as design expenses associated with component replacements, reducing the cost, and improving the manufacturability of existing products. The reduced Fiscal Year 1999 research and development expenses are due to the transition of the universal power adapter development to initial production and market trial shipments during the year.


BACKLOG

Unfilled orders at Comarco Wireless as of January 31, 1999 are approximately $17.2 million, compared to $17.7 million as of January 31, 1998. The current year balance includes $2.5 million of product orders for the test and measurement and revenue assurance product lines, and $2.7 million of deferred revenue for basic and extended warranty commitments. The current year balance also includes $1.0 million of product orders for the power adapter product line. Management believes that substantially all of this backlog amount (of $6.2 million) will result in revenue during Fiscal Year 2000. In general, most of the Company's product orders are filled within months from the receipt of the order. The remaining unfilled orders of $11.0 million are related to the callbox product line. This backlog balance consists of $1.2 million of new product orders, $6.0 million of long-term maintenance agreements, and the remaining $3.8 million is to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles contract to be performed in Fiscal Year 2000.


SEASONALITY/FLUCTUATION IN QUARTERLY RESULTS

Comarco Wireless has experienced, in each of the past five years, a seasonal fluctuation in wireless communications products activity, with greater sales in the latter half of its fiscal year and lesser amounts in the first half of the fiscal year, although this trend has been declining over the same five years. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the deployment schedule of wireless network operators in both North American and international markets, which can be delayed by both economic and political issues; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; and other competitive factors. Therefore, the nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.


MARKETING, SALES DISTRIBUTION, FOREIGN SALES

Comarco Wireless maintains its own internal sales force for the marketing and sales of the Company's product offerings in the United States. In addition, the Company has opened and staffed direct sales and customer support offices in Singapore, England, and Mexico to service Asia-Pacific, Europe, and Latin/South America, respectively. The international offices manage a network of agents and distributors for the coordination of sales activity outside of the United States. This expansion overseas faces a number of inherent barriers, including: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; political and economic instability, the difficulty of administering business globally, longer accounts receivable cycles, and currency exchange fluctuations. The Company currently has limited experience in penetrating the foreign marketplace and, therefore, companies having a presence or already doing business overseas may have a competitive advantage over the Company. There can be no assurance that the Company's international sales efforts will be successful.

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

The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. As such, a strengthening of the U.S. dollar as compared to a foreign customer's local currency effectively increases the cost of the Company's products for that customer, thereby making the Company's products less attractive to that customer. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant. There can be no assurance that a currency hedging strategy will be successful in avoiding exchange-related losses in the future.

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

The Company is still in the process of receiving its ISO 9002 certification, a uniform worldwide quality-control standard, on its headquarters and manufacturing facility located in Irvine, California. Customers and potential customers throughout the world, particularly in Europe, may require that their suppliers be ISO certified. In addition, some customers may require that their suppliers purchase components only from subcontractors that are ISO certified. Therefore, the Company's current status could have an impact on its ability to successfully compete in the international marketplace.


SERVICE AND WARRANTY

The Company's warranties vary by product type and typically cover defects in materials and workmanship. Warranty obligations and other maintenance services for the Company's products are primarily performed by the Company at its facilities in California. The Company currently has service employees located in Singapore, England, and Mexico to service their respective geographical regions.


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


EMPLOYEES

As of April 1, 1999, Comarco Wireless employed approximately 150 employees. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the development of new products. The competition for such personnel is intense, and the loss of key employees as well as the failure to recruit and train additional technical personnel in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition. Recognizing this reality, the Company has instituted a long-term incentive stock option plan for key Comarco Wireless employees, whereby they will directly participate in the success of Comarco Wireless (see Note 12 of the Notes to Consolidated Financial Statements). The Company obtains its employees through a variety of means including advertisements, technical job fairs, engineering recruiters, and engineering temporary staffing firms.


COMPETITION

Comarco Wireless competes in small niches (test and measurement equipment, revenue assurance equipment, and emergency roadside callboxes) of the wireless communications marketplace. The business is competitive and there are other companies, many of which are larger and have greater financial resources, who provide or could provide the same type of products. The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. The Company believes there are companies that provide or have the ability to provide the products the Company is planning for overseas users. Also, companies having a presence or already doing business overseas may have an advantage in penetrating those markets. There can be no assurance that the Company will be able to compete successfully in the future, either domestically or internationally.


PROPRIETARY INFORMATION

The Company has three patents for its small power adapter for laptop computers and cellular telephones, and patents covering its emergency roadside callbox product. However, the Company currently relies primarily on a combination of trade secrets, copyrights, and contractual rights to protect its intellectual property in the wireless communications products area. There can be no assurance that the steps taken by the Company will be adequate to deter misappropriation or impede third-party development of its technology. In addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results, and financial condition.


     o   Information Technology and Staffing Services Revenue

     These services are primarily in the fields of:

         o    Information Technologies
         o    Intelligent Instrumentation and Automated Test Systems
         o    Ordnance and Weapon Systems Engineering Services
         o    Airport Management Services
         o    Commercial Staffing Services
         o    Manufacturing Training

     Approximately $58.0 million or 63% of the Company's revenues, and approximately $1.7 million of its operating income for the fiscal year ended January 31, 1999 were derived from contracts and subcontracts for such services.


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

     Airport Management Services
     ---------------------------

     The Company provides airport management services for local government agencies. The Company's contract supporting the Metropolitan Washington Airports Authority at Reagan Washington National Airport ended September 30, 1998. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company. The Company has a long-term contract to manage five general aviation airports in Los Angeles County. Support in this area includes managing airport operations, ground transportation services, computerized revenue collection, and general management support functions. In addition, the Company has similar long-term airport services contracts with Riverside County, California and with Tacoma Narrows Airport, Tacoma, Washington.


     Commercial Staffing Services
     ----------------------------

     In August 1996 the Company acquired the assets of RAL Consulting and Staffing Services, Inc. This operation provides engineering, technical, light industrial, and administrative staffing services to the commercial marketplace. Specific areas of expertise include: temporary personnel, general recruitment, substance abuse testing, OSHA compliance, and human resources consulting. The main office is in Victorville, California, serving the Apple Valley area of the High Desert. During Fiscal Year 1998, the Company opened an office in Corona, California, and during Fiscal Year 1999, the Company opened an office in Temecula, California.

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


BACKLOG

The Company's backlog from information technology and staffing services revenue believed to be firm as of January 31, 1999 was $47 million, compared to $35 million as of January 31, 1998. The source of backlog is primarily contracts with the U.S. and local governments. Government contracts normally have a base and option periods totaling three to five years in duration. In many instances, government entities must issue work orders, delivery orders, or task orders prior to the Company commencing work. These entities have the discretion to terminate any contract at their convenience, and are normally obligated only to pay for costs incurred to date under a contract. In addition, these entities may elect to remove funding previously attached to a contract. Many of the Company's contracts are multi-year, with options to provide services for additional periods of time. There can be no assurances that the government entities will exercise the options, will not withdraw funds already committed, or that the entities will fund the unfunded portions of the Company's contracts. It is estimated that approximately 55% of the firm backlog will be realized in Fiscal Year 2000.


GOVERNMENT CONTRACTS

A significant portion of the Company's total revenues (approximately 34% in FY99, 32% in FY98, and 39% in FY97) was derived from contracts with the United States Government, principally agencies of the Department of Defense. Significant portions of the Company's Fiscal Year 1999 revenues were derived from contracts with the U.S. military services: Department of Defense, 8%; U.S. Army, 8%; U.S. Navy, 12%; and U.S. Air Force, 6%. Should changes in procurement policies or reductions in government expenditures occur, revenue and net income of the Company could be adversely affected (see Management's Discussion and Analysis of Results of Operations and Financial Condition). The Company's government contracts business is not seasonal; however variations may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. Further, the Federal Government is increasing its use of General Services Administration multiple award schedules (GSA MAS) and other very broad-based contract vehicles to acquire information technology related services. The Company has responded to this shift in its Federal Government market by successfully obtaining awards of its own GSA MAS in February 1998 and teaming with other companies on similar vehicles they have obtained. As of April 1999, orders under these vehicles total approximately $5.3 million since September 1997. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a five-year Government contract (three-year base period with two one-year options) with an estimated value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. Contract periods are generally three to five years, including options. The Company's airport management services contract at Reagan Washington National Airport ended on September 30, 1998. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company. The Company plans to aggressively compete for its existing work and selectively pursue other high value Government procurements. There can be no assurance that the Company will be selected and awarded work under any future proposals.


COMPETITION

Approximately 80% of the Company's information technology and staffing services business is awarded through competitive procurements. Government contracting services industries consist of thousands of companies, many of which are larger and have greater financial resources than the Company, who can provide the same type of services. The business is highly competitive. The Company obtains much of its business on the basis of submitted proposals to new and existing customers. Competition generally centers on price, past performance, technical capability, management plan, and personnel. There is no single company that competes directly with the Company on all of the Company's services and products.


PROPRIETARY INFORMATION

The United States Government has certain proprietary rights in software programs and products developed by the Company in its performance of government contracts.


SEASONALITY

The Company's information technology and staffing services business in general is not seasonal, although the summer and winter holiday seasons affect revenue of the Company because of their impact on the Company's labor sales. Variations in the Company's business may also occur at the expiration of major contracts until such contracts are renewed or new contracts obtained.


EMPLOYEES

As of April 1, 1999, the Company employed approximately 780 full-time employees, of which 630 were part of the information technology and staffing services business area. In addition, the Company has approximately 440 employees (on a full-time equivalent basis) working as temporaries in its commercial outsourced staffing business. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management.


ITEM 2.  Properties

The Company's principal facilities on January 31, 1999, aggregating approximately 128,000 square feet, are located in the cities of Santa Ana, Irvine, Camarillo, Victorville, Corona, Temecula and Ridgecrest, California; Vienna and Petersburg, Virginia; Sierra Vista, Arizona; Warner Robins, Georgia; Bloomfield, Indiana; Colorado Springs, Colorado; Huntsville, Alabama; Germantown, Maryland; London, England; and Singapore, and are occupied under leases expiring prior to Fiscal Year 2005. With the exception of an 8,000 square foot area used for light manufacturing, all facilities are used for office space. The Company's aggregate annual property rent during Fiscal Year 1999 was approximately $1.4 million. The aggregate annual property rent in the year ending January 31, 2000 is expected to be approximately $1.5 million. Management believes that all facilities currently occupied by the Company provide sufficient space for the Company's present needs, and that suitable additional space will be available, if needed. Comarco Wireless operates from a single-site manufacturing operation. Any material disruption in the manufacturing operations of Comarco Wireless, whether due to fire, natural disaster, or otherwise, will have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM 3.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's operating results and financial condition. In particular, see Note 20 of the Notes to Consolidated Financial Statements.


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


                          Fiscal Years Ended January 31

                                                                Price
                                                       ------------------------
                                                        High            Low
                                                      --------       ---------
      1999
         First Quarter...........................      $ 22.38        $ 20.50
         Second Quarter..........................        23.19          19.63
         Third Quarter...........................        21.50          16.81
         Fourth Quarter..........................        24.25          19.88
      1998
         First Quarter...........................      $ 18.13        $ 16.38
         Second Quarter..........................        20.00          16.38
         Third Quarter...........................        24.00          19.38
         Fourth Quarter..........................        24.00          20.13


The Company had approximately 544 shareholders of record on February 26, 1999.

The terms of the Company's current bank loan agreement limit the payment of dividends under certain circumstances. The Company anticipates that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in the Company's business and for stock repurchases.

ITEM 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                (Figures in thousands, except per share amounts)

                                                                       Years Ended January 31,
                                              ---------------------------------------------------------------------------
                                                  1999            1998           1997           1996            1995
                                              --------------  -------------   ------------  -------------   -------------
Revenues:
   Contract revenues......................    $      57,910   $      55,030   $     50,858  $     54,278    $    58,796
   Product sales..........................           34,054          30,109         20,556        15,563          9,520
                                               -------------   -------------   ------------  ------------    -----------
                                                     91,964          85,139         71,414        69,841         68,316
Direct costs:
   Contract costs.........................           39,411          37,960         35,599        36,540         39,271
   Cost of product sales..................           14,857          14,050          7,417         6,644          5,388
                                               --------------  -------------   ------------  -------------   -------------
                                                     54,268          52,010         43,016        43,184          44,659

Indirect costs............................           28,828          24,960         21,780        21,112          18,652
Intangible asset write-off.....................          --             710             --            --              --
                                              --------------  -------------   ------------  -------------   -------------
                                                     83,096          77,680         64,796        64,296          63,311

Operating income .........................            8,868           7,459          6,618         5,545           5,005
Interest expense..........................               __             __              __            44             231
Interest income...........................              298             404            559           541             298
                                               --------------  -------------   ------------  -------------   -------------

Income before income taxes ...............            9,166           7,863          7,177         6,042           5,072
Income tax expense .......................            3,483           2,988          2,512         2,157           1,743
                                              --------------  -------------   ------------  -------------   -------------

Net income ...............................    $       5,683     $     4,875     $    4,665   $     3,885     $     3,329
                                              ==============  =============   ============  =============   =============
Earnings per share:
     Basic:
         Net income.......................    $        1.23     $      1.03     $      .98   $       .84     $       .71
                                              ==============  =============   ============  =============   =============
       Diluted:
         Net income.......................    $        1.13     $       .89     $      .86   $       .75     $       .68
                                              ==============  =============   ============  =============   =============
Dividends declared per share..............             None            None           None          None            None

                             SELECTED FINANCIAL DATA
                                 (In thousands)


                                                                            January 31,
                                              ------------------------------------------------------------------------

                                                  1999           1998           1997          1996           1995
                                              --------------  ------------  -------------  ------------  -------------
Working capital ..........................    $    21,833     $    20,937   $    20,429    $    16,049   $    12,394
Total assets..............................         47,287          43,894        39,210         29,989        25,810
Borrowings under bank line of credit......             --              --            --             --            --
Long-term debt, including current maturities
   (1)....................................             --              --            --             --           844
Stockholders' equity .....................         31,202          30,470        26,977         21,738        17,203


(1)  Includes  Convertible  Subordinated  Debentures of  $844,000 at January 31,
     1995.


ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to revenues, and the percentage change from period to period of these items:

Percentage of Revenues

                                                         Years Ended January 31,
                                           -----------------------------------------------------
                                               1999                1998               1997
                                           -------------       -------------      --------------
Revenues...............................       100.0%              100.0%             100.0%
Operating income.......................         9.6                 8.8                9.3
Interest expense.......................          --                  --                 --
Interest income........................          .3                  .5                 .8
Income tax expense.....................         3.8                 3.5                3.5
Net income.............................         6.2                 5.7                6.5

Percentage Increase (Decrease)

                                                   Years Ended January 31,
                                           -------------------------------------
                                             1999-1998             1998-1997
                                           ---------------       ---------------
Revenues...............................          8.0%                 19.2%
Operating income.......................         18.9                  12.7
Interest expense.......................           --                    --
Interest income........................        (26.2)                (27.7)
Income tax expense.....................         16.6                  18.9
Net income.............................         16.6                   4.5

 Fiscal Year Ended January 31, 1999 Compared to Fiscal Year Ended
 January 31, 1998


Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Year 2000 compliance of the Company's customers and business partners; the Company's ability to achieve the objectives of its business plans; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

The Company is involved in two distinct business areas: development and manufacture of wireless communications products and services; and providing information technology and staffing services, including engineering, technical, and airport management services to government and commercial entities.

Fiscal Year 1999 revenues totaled $92.0 million, up 8% from the prior year. Increased year-to-year revenue is primarily due to:

     o a 15% increase in sales of the Company's wireless communications products, which primarily include various test and measurement, revenue assurance, and emergency roadside callbox systems;
     o a 4% increase in information technology and staffing services, consisting of a 17% increase in information technology services and a 22% increase in commercial staffing services, offset by a reduction in airport management staffing services due to the completion of the Company's contract at Reagan Washington National Airport, which expired on September 30, 1998. This contract contributed $6.0 million in revenue in the past fiscal year.

Operating income for Fiscal Year 1999 increased to $8.9 million, up 19% from $7.5 million last year (after the effect of a $.7 million non-recurring, non-cash charge for the write-off of the remaining intangible assets associated with the Company's information technology and staffing services software development operation in Fiscal Year 1998). Before this non-recurring charge in Fiscal Year 1998, operating income was up 9% compared to the same period last year. Increased operating income is primarily due to increased sales of wireless communications systems and the increase in the information technology staffing services business noted above.


Wireless Communications Products

Wireless communications products revenues increased 15% to $34.0 million for Fiscal Year 1999 from $29.5 million for the comparable period last year. Wireless communications products revenues comprised approximately 37.0% of total Company revenues during Fiscal Year 1999, up from 34.7% in the prior fiscal year. This increase is due to increased sales of the Company's test and measurement, revenue assurance, and emergency callbox systems and the initial introduction and market trials of CHARGESOURCE(TM), a universal power adapter. The rapid growth of cellular and PCS markets, proliferation of digital communication technologies, and the expanding number of telephone carriers have created greater demand for the Company's products. During Fiscal Year 1999, the Company's product introductions included BaseLINE(TM), allowing wireless carriers to track the quality of their networks as well as the quality of their competitors' systems. The Company's emergency callbox systems also had significant growth in Fiscal Year 1999, which, management believes, should continue in Fiscal Year 2000 with the recently announced callbox contracts in the Los Angeles and San Francisco markets. Late in the year, the Company commenced market trials of its universal power adapter, CHARGESOURCE(TM), which is designed to charge all of the devices needed by a business traveler.

Operating income from wireless communications products increased to $7.1 million, up 6% year to year and comprised approximately 80% of the Company's total operating income for Fiscal Year 1999. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                       January 31,              January 31,
                                    -------------------------------------------
                                          1999                     1998
                                    -------------------------------------------
   Product sales.................   $    34,004,000          $   29,524,000
   Cost of products sold.........        14,802,000              11,455,000
                                    ------------------       ----------------

   Gross margin..................        19,202,000              18,069,000
   Percentage....................             56.5%                   61.2%


   Indirect costs*...............        12,054,000              11,336,000
                                    ==================       ================

   Operating income..............   $     7,148,000          $     6,733,000
                                    ==================       =================


*Indirect costs include selling, general and administrative expenses, as well as research and development expenses.

 The decreased gross margin percentage is due to greater sales of the Company's emergency callbox products and market trial sales of the universal power adapter product, which have lower gross margins than the test and measurement and revenue assurance product families.

 Indirect costs increased $.7 million or 6% year to year. Selling and general and administrative expenses totaled $8.5 million in Fiscal Year 1999, up 9% from the comparable period last year. Research and development expense and sustaining engineering and product support expenses totaled $3.6 million during Fiscal Year 1999, up slightly from the prior fiscal year. The Company plans to continue to invest heavily in new product development. There can be no assurance that the Company will be successful in generating future revenue from such development efforts.

 Operating income (revenues less direct costs, indirect costs and depreciation and amortization) for wireless communications products increased 6% to $7.1 million in Fiscal Year 1999 from $6.7 million in the prior fiscal year. Operating income as a percentage of revenues was 21.0% for Fiscal Year 1999, compared to 22.8% for the comparable prior period. The year-to-year decrease in operating income percentage is primarily due to lower margin callbox and universal power adapter product lines, as discussed above.

 The Company is continuing its software product development program in its wireless communications products business. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company's wireless communications products business capitalized and amortized $2.9 million and $1.9 million, respectively, during Fiscal Year 1999. The Company's wireless communications products business capitalized and amortized $2.5 million and $1.4 million, respectively, in Fiscal Year 1998. These amounts are in addition to the research and development expense discussed above.

 The Company's orders for wireless communications products totaled $33.5 million for Fiscal Year 1999, compared with $27.6 million during Fiscal Year 1998. Unfilled orders at January 31, 1999 totaled $17.2 million, of which $6.0 million is associated with the long-term maintenance contracts and $2.7 million is associated with post-contract customer support obligations which has been recorded as deferred revenue. The Company expects that the majority of the remaining unfilled orders of $8.5 million will result in revenue during Fiscal Year 2000.

 In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2 entitled Software Revenue Recognition. This Statement updates SOP 91-1 which was issued in 1991, and it provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The provisions of the new Statement were applied prospectively in Fiscal Year 1999. The adoption of this Statement did not have a material impact on the financial position or operating results of the Company.

 The Company has experienced fluctuations in wireless communications products activity in each of the past five years, with greater sales in the second half of its fiscal year and lesser amounts in the first half, although this trend has been declining over the same five years. This trend may or may not continue as the Company broadens its wireless communications products offerings. The nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.


Information Technology and Staffing Services Revenue

Revenues provided by the information technology and staffing services business totaled $58.0 million in Fiscal Year 1999 compared to $55.6 million in the prior year. The increased revenue of 4% year-to-year is due to a 17% increase in information technology staffing services and a 22% increase in commercial staffing services, offset by a reduction in airport management staffing services due to the completion of the Company's contract at Reagan Washington National Airport, which ended on September 30, 1998. This contract contributed $6.0 million in revenue in the past fiscal year. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company. Sales to the U.S. Government as well as to government prime contractors were 34% of the Company's total revenue for the fiscal year ended January 31, 1999. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a five-year Government contract (three-year base period with two one-year options) with an estimated value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. Contract periods are generally three to five years, including options. The Company plans to aggressively compete for its existing work and selectively pursue other high value Government procurements. There can be no assurance that the Company will be selected and awarded the work under any future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options. The Company is experiencing a greater percentage of its information technology and staffing services revenue from fixed-price and fixed labor rate contracts versus cost-reimbursable contracts. Fixed-price and fixed labor-rate contracts shift more of the performance risk to the Company. Therefore, if the Company's assumptions or performance do not meet expectations, reduced profits or losses could be realized. Under one multi-year fixed price contract, the Company is anticipating a contract modification. The contract is scheduled to end on September 30, 1999, and the Company cannot complete the statement of work due to Government delays in providing required equipment. The Company has submitted a request for a 22-month extension and additional funding of $2.7 million. Negotiations are ongoing, and management currently expects official modification will not occur until the second quarter of Fiscal Year 2000, at the earliest. The Company believes that it has a meritorious position and, if necessary, the Company intends to seek all remedies available under Federal procurement laws.

In Fiscal Year 1998, the Company recorded a $710,000 charge against earnings from the impairment of certain assets of its information technology and staffing services software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon recent marketing initiatives which proved unsuccessful in the fourth quarter, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the consolidated statement of income.

Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for information technology and staffing services was up 113% year-to-year to $1.7 million in Fiscal Year 1999 from $0.8 million in Fiscal Year 1998 (after giving effect to a $.7 million non-recurring, non-cash charge for the write-off of the remaining intangible assets associated with the Company's information technology and staffing services software development operation). Before this non-recurring charge in Fiscal Year 1998, operating income was up $.2 million or 13% year-to-year.


Net interest income (interest income, less interest expense) for Fiscal Year 1999 totaled $298,000 compared to $404,000 for the prior fiscal year. The decrease is principally due to lower available investable balances year-to-year along with lower interest rates.

The Company's effective tax rate is 38.0% for Fiscal Year 1999, which is level with the 38.0% for the previous fiscal year.

The overall increase in net income from the prior year is primarily due to the increase in sales of wireless communications products at slightly lower operating income margins, with no comparative non-recurring charge in Fiscal Year 1999.

Fiscal Year Ended January 31, 1998 Compared to Fiscal Year Ended
January 31, 1997


Fiscal Year 1998 revenues totaled $85.1 million, up 19% from the prior year. Increased year-to-year revenue is primarily due to:

     o sales of the Company's wireless communications products, including various test and measurement, revenue assurance, and emergency roadside callbox systems;
     o full year versus one-half year in the prior year from the acquisition of a $10 million per year commercial staffing business.

Operating income for Fiscal Year 1998 increased to $7.5 million (after the effect of a $.7 million non-recurring, non-cash charge for the write-off of the remaining intangible assets associated with the Company's information technology and staffing services software development operation), up 13% from $6.6 million last year. Before this non-recurring charge, operating income was $8.2 million, up 23% compared to the same period last year. Increased operating income is primarily due to increased sales of wireless communications systems as noted above.


Wireless Communications Products

Wireless communications products revenues increased 51% to $29.5 million for Fiscal Year 1998 from $19.5 million for the comparable period last year. Wireless communications products revenues comprised approximately 34.7% of total Company revenues during Fiscal Year 1998, up from 27.3% in the prior fiscal year. This increase is due to increased sales of the Company's test and measurement, revenue assurance, and emergency callbox systems. The rapid growth of cellular and PCS markets and proliferation of numerous digital air interfaces is driving demand for the Company's products worldwide. During Fiscal Year 1998, the Company's product introductions included adding other air interfaces, such as CDMA, GSM, PC 1800/1900, and IS-136. These product introductions fueled a significant increase in international sales for Comarco Wireless to approximately $8.9 million or 30% of Fiscal Year 1998 revenues.

Operating income from wireless communications products increased to $6.7 million, up 28% year to year and comprised approximately 90% of the Company's total operating income for Fiscal Year 1998. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                         January 31,              January 31,
                                      -------------------------------------------
                                            1998                     1997
                                      -------------------------------------------
     Product sales..................  $   29,524,000           $   19,519,000
     Cost of products sold..........      11,455,000                6,625,000
                                      ------------------       ------------------

     Gross margin...................      18,069,000               12,894,000
     Percentage ....................           61.2%                    66.1%

     Indirect costs*................      11,336,000                7,644,000
                                       ==================      ==================

     Operating income...............  $    6,733,000           $     5,250,000
                                      ==================       ==================


*Indirect costs include selling, general and administrative expenses, as well as research and development expenses.

 The decreased gross margin percentage is due to the increased costs incurred to increase the capacity of the wireless communications products business, which included additional staffing, moving to a larger facility in California, associated costs to support future anticipated higher sales levels, and the addition of the emergency roadside callbox product lines which have lower gross margins than the test and measurement and revenue assurance product families.

 The increase in indirect costs is primarily due to the additional selling and general administrative costs associated with international expansion during Fiscal Year 1998. Selling and general and administrative expenses totaled $7.7 million in Fiscal Year 1998, up 45% from the comparable period last year. Research and development expense and sustaining engineering and product support expenses totaled $3.5 million during Fiscal Year 1998, compared to $2.5 million in the prior fiscal year. The Company plans to continue to invest heavily in new product development. There can be no assurance that the Company will be successful in generating future revenue from such development efforts.

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


 Information Technology and Staffing Services Revenue

Revenues provided by the information technology and staffing services business area increased in Fiscal Year 1998, totaling $55.6 million compared to $51.9 million in the prior year. The increased revenue of 7.1% year-to-year is due to the acquisition of the commercial outsourced staffing company on August 1, 1996, which contributed $10.2 million of revenue in Fiscal Year 1998, versus $5.1 million during Fiscal Year 1997. Sales to the U.S. Government as well as to government prime contractors were 30% and 32% of the Company's total revenue during the fourth quarter and the fiscal year ended January 31, 1998, respectively. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a five-year Government contract (three-year base period with two one-year options) with an estimated value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. This contract, along with the contract awards during Fiscal Year 1997 with award values of approximately $60 million, were recompetition of work the Company was already performing. Contract periods are generally three to five years, including options. In addition, the Company began work on a long-term airport services contract in February 1997 for Riverside County, California and on another contract in May 1997 for Tacoma Narrows Airport, Tacoma, Washington. The Company's airport contract at Reagan Washington National Airport ends on September 30, 1998. The Company has decided not to pursue the recompete of this contract. This contract's annual revenues approximate $8.8 million, it has been marginally profitable, and it would be unprofitable if reawarded to the Company. Two other multi-year government contracts are scheduled to end in Fiscal Year 1999 with annual revenues of approximately $3.8 million. The Company plans to aggressively compete for this other work opened for competition to the extent possible and selectively pursue other high value Government procurements. There can be no assurance that the Company will be selected and awarded the work under any future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options.

 In January 1998, the Company recorded a $710,000 charge against earnings from the impairment of certain assets of its information technology and staffing services software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon marketing initiatives which proved unsuccessful in the fourth quarter, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the consolidated statement of income.

 Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for information technology and staffing services is down 43% year-to-year from $1.4 million in Fiscal Year 1997 to $0.8 million in Fiscal Year 1998. The decrease is due to the start-up costs of the two new long-term airport services contracts as discussed above, as well as a decrease in the profitability of the Reagan Washington National Airport contract due to a reduction in the management fee effective October 1, 1996.


 Net interest income (interest income, less interest expense) for Fiscal Year 1998 totaled $404,000 compared to $559,000 for the prior fiscal year. The decrease is principally due to lower available investable balances year-to-year along with lower interest rates.

 The Company's effective tax rate is 38.0% for Fiscal Year 1998 versus 35.0% for the previous fiscal year. The increased effective tax rate is principally due to no current year adjustment of the income tax valuation allowance as well as lower levels of tax-exempt interest income.

 The overall increase in net income from the prior year is primarily due to the significant increase in sales of wireless communications products at slightly lower operating income margin; partially offset by the decrease in airport services contracts' operating income and a higher effective income tax rate.

 Liquidity and Capital Resources

 The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The revolving credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $5 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the fourth quarter of Fiscal Year 1999. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, software product development costs, and stock re-purchases.

 During Fiscal Year 1999, the Company's average days' sales in accounts receivable have increased, primarily due to increased sales of wireless communications products and a higher percentage of fixed price funding contracts in the information technology and staffing business area which require retainage holdbacks.

  Several additional key factors indicating the Company's financial condition include:

                                                January 31,         January 31,
                                             --------------------------------------
                                                   1999                1998
                                             --------------------------------------
     Current ratio.......................               2.54                2.75
     Working capital.....................     $   21,833,000      $   20,937,000
     Book value per share................     $         7.00      $         6.46


The Company continued to demonstrate solid financial strength in the above financial factors during Fiscal Year 1999, primarily due to increased operating earnings from increased sales in both business segments; offset partially from the $5.2 million stock re-purchases during the fiscal year.

During Fiscal Year 1999, the Company generated $5.7 million of cash flows from operating activities, up sharply from $.7 million in the prior year. The increase is due to increased earnings and better management of the Company's working capital. Cash flows from operating activities, along with a portion of the Company's investments, were used to fund a number of financing and investing activities, as discussed below.

The Company has a significant commitment for capital expenditures at January 31, 1999 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $2.9 million and $1.9 million, respectively, in Fiscal Year 1999.

In May 1998, the Company completed the purchase of intellectual property and related software assets from Industrial Technology, Inc. This acquisition, totaling approximately $1.0 million, was funded from the Company's available working capital.

The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of January 31, 1999, the Company has re-purchased and retired approximately 1,210,000 shares of which 281,500 shares in the amount of $5.2 million were re-purchased during Fiscal Year 1999. The average price paid per share re-purchased under the program was $9.33. Subsequent to Fiscal Year 1999 and through April 30, 1999, the Company has re-purchased another 40,600 shares for an aggregate amount of $.8 million.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 20 of the Notes to Consolidated Financial Statements).

The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations during Fiscal Year 2000.

Year 2000

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


Information Systems

The Company has received letters or has completed remediation whereby all of its accounting and manufacturing software has been determined to be year 2000 compliant. The Company is completing its inventory of computers and computer peripheral equipment and has determined that a few older units are not year 2000 compliant. These units will be replaced as part of the regular replacement program this year. Remediation efforts on the readiness of the Company's internal information systems are expected to be completed by mid-1999.


Products

The Company has assessed the year 2000 compliance of its software-based products along with the associated components. The following detailed actions have been taken to date:

Test and measurement/revenue assurance products - Most software programs have been determined to be year 2000 compliant. For those requiring remediation, a detailed upgrade program has been sent to each customer, and the effort is being coordinated through the Company's normal upgrade program.

Emergency callboxes - The technology acquired from GTE has been determined to be substantially year 2000 compliant. Changes required are minimal. The Company has assessed the year 2000 reliability of the technology acquired from Cubic Communications and determined that some problems exist, and remedies are being designed. Implementation is being coordinated with each customer as part of its product upgrade program. The financial impact to the Company, if any, cannot be determined until the product upgrade program is completely coordinated with each member of the customer base. The Company believes that the Cubic Communications technology remediation will be completed by the latter part of 1999.

Other Software Products - Over the years, the Company has been associated with a modest number of software products. A review of commercial products has been completed for their year 2000 exposure. The Company concluded that Year 2000 Issues related to these products are minimal and that required remediation efforts are insignificant.

The Company's program to assess and correct any Year 2000 Issues with its products is well underway, and upgrade programs are or will be in place during 1999 to coordinate the efforts involved. Efforts are being coordinated through the Company's normal upgrade channels, and at this time no additional resources need to be assigned to the effort.


Non-IT Systems

Non-IT systems include embedded technology such as micro-controllers. The Company's assessment indicated that the equipment utilized in its manufacturing process is not date dependent. The Company has assessed the impact of non-IT issues on its other office equipment (telephone systems, copiers, facsimile machines, etc.) and facility infrastructure for which it is responsible. Responses are being received from the respective vendors, and the Company does not expect any significant issues in this area. The Company will continue to assess non-IT systems and expects substantial resolution by July 1999.

Business Partners

Business partners include, but are not limited to: suppliers, the Company's bank, insurance and benefit providers, and property management firms. The Company's operations are dependent to varying degrees on the readiness of these and other partners. The Company has issued questionnaires to or has received correspondence from most of the currently identified business partners. To date, the responses received indicate that many of the Company's business partners are actively addressing the Year 2000 Issue. The Company is continuing to pursue responses in order to complete its evaluation. By mid-1999, the Company expects to have identified and developed contingency plans for business partners that cannot give adequate assurances that they will be year 2000 ready.


Customers

The Company is contacting its customers to assess the state of their readiness and the potential impact on the Company's operations. The Company's main concern is principally with U.S. and State and local government entities. The primary concern is that there will be delays in contract payments to the Company, which would require a temporary increase in working capital funded from bank borrowings. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2000. The Company will continue to evaluate the cash flow impact of Year 2000 Issues and develop additional contingency financing plans, if required.

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

Although the Company's year 2000 efforts are intended to minimize the adverse effects of the Year 2000 Issue on the its business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Therefore, in the opinion of management, the most reasonable likely worst case scenario is the possibility that the Company's major business partners, other material service providers, or customers will not adequately address their respective Year 2000 Issues in a timely manner, the effect of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company will be developing contingency plans with respect to this most likely worst case scenario as additional information is obtained from both business partners and customers. Such plans will not be finalized until mid-1999 at the earliest.


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this Standard in the first quarter of Fiscal Year 1999.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and required reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 did not modify the Company's identification of segments and had no impact on the Company's consolidated results of operations, financial condition or cash flows.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of January 31, 1999, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

The Company's interest rate risk is limited to approximately $526,000 of available-for-sale investments as of January 31, 1999. These investments are high-grade municipal debt securities with maturities from one to five years which are subject to interest rate fluctuations.

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Independent Auditors' Report............................................. 28
Financial Statements:
     Consolidated Balance Sheets, January 31, 1999 and 1998.............. 29
     Consolidated Statements of Income, Years Ended
     January 31, 1999, 1998, and 1997.................................... 30
     Consolidated Statements of Cash Flows, Years Ended
     January 31, 1999, 1998, and 1997.................................... 31
     Consolidated Statements of Comprehensive Income,
     Years Ended January 31, 1999, 1998, and 1997........................ 32
     Notes to Consolidated Financial Statements,
     January 31, 1999, 1998, and 1997.................................... 33
Financial Statement Schedule
     II  Reserves, Years Ended January 31, 1999, 1998,
     and 1997............................................................ 58

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMARCO, Inc. and Subsidiaries as of January 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                            KPMG LLP


McLean, Virginia
March 17, 1999

                         COMARCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                                         January 31,
                                                                              ---------------------------------
                                                                                   1999               1998
                                                                              -------------      --------------
Current assets:
   Cash and cash equivalents..............................................    $      3,220       $      5,256
   Short-term investments.................................................           2,775              2,348
   Accounts receivable, net...............................................          23,151             17,815
   Inventory..............................................................           4,157              5,247
   Deferred tax asset.....................................................           2,112              1,383
   Other current assets...................................................             575                832
                                                                              -------------      --------------

     Total current assets.................................................          35,990             32,881

Long-term investments.....................................................             526              2,364
Property and equipment, net...............................................           2,424              2,240
Software development costs, net...........................................           4,185              3,131
Intangible assets, net....................................................           3,587              2,660
Other assets..............................................................             575                618
                                                                              =============      ==============
                                                                              $     47,287       $     43,894
                                                                              =============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................................    $      1,075        $       493
   Deferred revenue.......................................................           2,902              1,914
   Accrued liabilities....................................................          10,180              9,537
                                                                              -------------      --------------

     Total current liabilities............................................          14,157             11,944
Deferred income taxes.....................................................           1,928              1,480

Stockholders' equity:
   Common stock, $.10 par value, 33,750,000 shares authorized; shares
   outstanding of  4,456,460 in 1999 and 4,718,710 in 1998................             446                472
   Paid-in capital........................................................           2,795              3,074
   Other comprehensive income:
     Unrealized investment gains..........................................              16                 --
   Retained earnings......................................................          27,945             26,924
                                                                              -------------      --------------
     Total stockholders' equity...........................................          31,202             30,470

Commitments and contingencies (Notes  14 and 20)
                                                                              =============      ==============
                                                                              $     47,287        $    43,894
                                                                              =============      ==============

     See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)



                                                                              Years Ended January 31,
                                                                -----------------------------------------------------
                                                                    1999                1998               1997
                                                                -------------       -------------      --------------
Revenues:
   Contract revenues........................................    $    57,910         $    55,030        $    50,858
   Product sales............................................         34,054              30,109             20,556
                                                                -------------       -------------     --------------
                                                                     91,964              85,139             71,414
                                                                -------------       -------------     --------------

Direct costs:
   Contract costs...........................................         39,411              37,960             35,599
   Cost of product sales....................................         14,857              14,050              7,417
                                                                -------------       --------------     -------------

                                                                     54,268              52,010             43,016
Indirect costs..............................................         28,828              24,960             21,780
Intangible asset write-off..................................             --                 710                 --
                                                                -------------       -------------      --------------

                                                                     83,096              77,680             64,796
                                                                -------------       -------------      --------------

Operating income............................................          8,868               7,459              6,618
Interest income.............................................            298                 404                559
                                                                -------------       -------------      --------------

Income before income taxes..................................          9,166               7,863              7,177
Income tax expense..........................................          3,483               2,988              2,512
                                                                =============       =============      ==============

Net income..................................................    $     5,683         $     4,875        $     4,665
                                                                =============       =============      ==============

Earnings per common share:
   Basic:
     Net income.............................................    $      1.23         $      1.03        $       .98
                                                                =============       =============      ==============
   Diluted:
     Net income.............................................    $      1.13         $       .89        $       .86
                                                                =============       =============      ==============








     See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                               Years Ended January 31,
                                                                ------------------------------------------------------
                                                                    1999                 1998               1997
                                                                --------------       -------------      --------------
Cash flows from operating activities:
   Net income...............................................    $     5,683          $     4,875        $     4,665
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Loss (gain) on disposal of property and equipment....             (1)                  --                 23
       Depreciation and amortization........................          3,288                3,164              2,263
       Provision for doubtful accounts receivable...........            321                  123                 62
       Intangible asset write-off...........................             --                  710                 --
       Deferred income taxes................................           (281)                 213               (509)
       Changes in operating assets and  liabilities,  net of
       effects  from the purchases of RAL, GTE & Cubic:
         Increases in investments...........................           (980)                (537)              (785)
         Increase in accounts receivable....................         (5,657)              (6,862)            (2,308)
         Decrease (increase) in inventory...................          1,090               (1,644)              (470)
         Decrease (increase) in other current assets........            257                    7               (432)
         Decrease (increase) in other assets................             43                 (311)               (36)
         Increase (decrease) in accounts payable............            582                  276               (330)
         Increase (decrease) in deferred revenue............            988                 (764)             1,243
         Increase in accrued liabilities....................            643                1,408              1,693
                                                                --------------       -------------      --------------
   Net cash provided by operating activities................          5,976                  658              5,079

Cash flows from investing activities:
   Purchases of investments.................................             --               (1,204)            (1,572)
   Proceeds from sales of investments.......................          2,407                  712              2,172
   Purchases of property and equipment......................         (1,339)              (1,630)              (872)
   Proceeds from sales of property and equipment............              4                   14                 13
   Software development costs...............................         (2,936)              (2,506)            (2,210)
   Cost of acquisition of ITI technology....................         (1,000)                  --                 --
   Cost of acquisition of Cubic, net of cash acquired.......             --               (1,717)                --
   Cost of acquisition of RAL, net of cash acquired.........           (181)                (400)            (1,198)
   Cost of acquisition of GTE callbox, net of cash acquired.             --                   --             (1,076)
                                                                --------------       -------------      --------------
   Net cash used in investing activities....................         (3,045)              (6,731)            (4,743)
Cash flows from financing activities:

   Proceeds from issuance of stock, including tax benefit...            227                  453              1,052
   Purchase of common stock.................................         (5,194)              (1,835)              (478)
                                                                --------------       -------------      --------------
   Net cash provided (used) by financing activities.........         (4,967)              (1,382)               574
                                                                --------------       -------------      --------------

Net increase (decrease) in cash and cash equivalents........         (2,036)              (7,455)               910

Cash and cash equivalents, beginning of year................          5,256               12,711             11,801
                                                                ==============       =============      ==============

Cash and cash equivalents, end of year......................    $     3,220          $     5,256        $    12,711
                                                                ==============       =============      ==============

       See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Dollars in thousands)



                                                                              Years Ended January 31,
                                                                -----------------------------------------------------
                                                                    1999                1998               1997
                                                                -------------       -------------      --------------
Net income..................................................    $     5,683         $     4,875        $     4,665
Other comprehensive income:
   Unrealized holding gains on investments, net of tax......             16                  --                 --
                                                                =============       =============      ==============
Comprehensive income........................................    $     5,699         $     4,875        $     4,665
                                                                =============       =============      ==============


     See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 31, 1999 AND 1998 AND 1997


1.   Significant Accounting Policies

     a. The Company--COMARCO, Inc. and its subsidiaries' (the "Company") traditional business area consists of providing a broad range of information technology and staffing services to agencies of the United States Government, government prime contractors, and local governments, primarily in the fields of information technologies; intelligent instrumentation and automated test systems; ordnance and weapon system engineering services; airport management services; and manufacturing training. The Company, operating in a newer business area through one of its subsidiaries, Comarco Wireless Technologies, Inc., designs and develops products for the wireless communications industry. Sales to the United States Government and government prime contractors were 34%, 32%, and 39% of revenues for the years ended January 31, 1999, 1998, and 1997, respectively. Sales to the Metropolitan Washington Airports Authority for a contract at Reagan Washington National Airport were 7%, 10%, and 12% of revenues for the years ended January 31, 1999, 1998, and 1997, respectively. This contract ended on September 30, 1998. In August 1996, a newly formed subsidiary of COMARCO, Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), acquired the assets of RAL Consulting and Staffing Services, Inc. In October 1996, Comarco Wireless Technologies, Inc. acquired the callbox assets of GTE Cellular Communications Corporation. The purchase prices for these transactions could be increased in future periods based upon the achievement of certain performance objectives or completing specified sales transactions. In February 1997, Comarco Wireless Technologies, Inc. acquired the callbox assets of Cubic Communications, Inc. In May 1998, Comarco Wireless Technologies, Inc. acquired certain intellectual property and related software assets of Industrial Technology, Inc. ("ITI"). These acquisitions were accounted for using the purchase method. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities has been recorded to goodwill for the RAL purchase. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities has been recorded to negative goodwill for the GTE purchase. The difference between identified tangible and intangible assets and assumed liabilities was recorded as goodwill for the Cubic purchase. The results of acquired operations have been included in the Company's consolidated results of operations since the respective acquisition dates. The acquisitions did not have a significant pro-forma impact on operations.

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


     e. Cash and Cash Equivalents--For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $3.1 million and $5.1 million at January 31, 1999 and 1998, respectively, consist primarily of money market funds, which are stated at cost, which approximates fair value.

     f. Investments--Investments at January 31, 1999 consist of high-grade municipal debt and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

     Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized and accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     During Fiscal Year 1999, the Company reclassified its portfolio of held-to-maturity securities to available-for-sale securities, as a portion of these investments were needed to fund the unusually high level of Company stock re-purchases during the year.

     g. Inventory--Inventory is stated at the lower of cost or market. Cost is determined using standard cost, which approximates actual costs on a first-in, first-out (FIFO) method. Inventory consists primarily of electronic components, and the Company regularly assesses the need to adjust inventory valuations for obsolescence due to rapid technological changes in the wireless communications products industry.

     h. Property and Equipment--Property and equipment are stated at cost and are depreciated using the straight-line method. Office furnishings and fixtures are depreciated over useful lives of five to seven years, and equipment and software are depreciated over useful lives of three to five years.

     i.  Software  Development  Costs--Capitalization  of  internally  developed software begins upon the determination by the Company of a product's technological feasibility, generally upon completion of a detail program design. Capitalized software development costs are amortized over related sales on a per-unit basis based upon estimated total sales, with a minimum amortization based on a straight-line method over a two to five year useful life.

     j. Intangible Assets--Intangible assets are being amortized over periods of five to thirty years. Costs in excess of net assets acquired are being amortized over periods of ten to forty years. All such amortization is computed on the straight-line basis.

     k. Taxes on Income--Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits recognized as deferred tax assets would be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized.

     l. Per Share Information--During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, and computes basic and diluted net income per share based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. Comparative earnings per share data have been restated for prior periods. Consolidated net income of the Company used in computing diluted earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock.

     m. Stock Option Plans--Prior to February 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended January 31, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     n. Fair Value of Financial Instruments--The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

     o. Comprehensive Income--As of February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains on securities, net of income tax, and is presented in the consolidated statements of comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

     p. Reclassifications--Certain reclassifications of 1998 and 1997 amounts have been made to conform to the 1999 presentation.

2.   Investments

Securities classified as available for sale are as follows at January 31, 1999 and 1998:

                                           Gross            Gross
                                           Unrealized       Unrealized            Aggregate
            Security         Amortized     Holding          Holding               Fair
Year        Type             Cost          Gains            Losses                Value
----        --------         ----------    -----------      -----------           ---------
                                            (Dollars in thousands)
1999        Debt              $512            $14               --                   $526
1999        Equity             102             14               --                    116
1998        Equity             127             --               --                    127


Securities classified as held-to-maturity are as follows at January 31, 1998:

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

Maturities of debt securities classified as available for sale are as follows at January 31, 1999:

                                                                              Aggregate
          Security                         Amortized                          Fair
          Type                             Cost                               Value
          ---------                        ----------                         ----------
                                                      (Dollars in thousands)
          Tax-exempt obligations:
              One through five years      $   512                            $   526

Proceeds from the sales of available-for-sale securities in the years ended January 31, 1999 and 1998 were $2.4 million and $135,000, respectively. No gross realized gains or losses were recorded on sales of available-for-sale securities in the years ended January 31, 1999 and 1998.

Short-term investments at January 31, 1999 and 1998 included restricted amounts of $2.7 million and $1.7 million, respectively, related to balances maintained in a non-qualified deferred compensation plan for Company executives and directors.

The amount of net unrealized holding gains on trading securities recorded in the years ended January 31, 1999 and 1998 were $281,000 and $92,000, respectively.



3.   Accounts Receivable

Accounts receivable consist of the following:

                                                                                 January 31,
                                                                         ----------------------------
                                                                            1999             1998
                                                                         -----------      -----------

                                                                           (Dollars in thousands)
         U.S. Government
            Billed...................................................    $  5,075         $  3,277
            Unbilled.................................................       3,862            3,081
         Commercial..................................................      14,377           11,498
         Other ......................................................         181              290
                                                                         -----------      -----------
                                                                           23,495           18,146
         Less:  Allowances for doubtful accounts.....................        (344)            (331)
                                                                         ===========      ===========
                                                                         $ 23,151         $ 17,815
                                                                         ===========      ===========

Included in unbilled accounts receivable are retainages due upon completion of contracts of approximately $1.3 million and $750,000 as of January 31, 1999 and 1998, respectively. Of total accounts receivable at January 31, 1999, there are approximately $827,000 of unbilled receivables which, based upon the Company's experience, may not be collected within the next fiscal year.


4.   Inventory

Inventory consists of the following:

                                                                                 January 31,
                                                                         ----------------------------
                                                                            1999             1998
                                                                         -----------      -----------

                                                                           (Dollars in thousands)
         Raw materials...............................................    $   3,819        $   4,493

         Work-in-process.............................................          196              573
         Finished goods..............................................          142              181
                                                                         -----------      -----------
                                                                         $   4,157        $   5,247
                                                                         ===========      ===========


5.   Property and Equipment

Property and equipment consist of the following:

                                                                                 January 31,
                                                                         ----------------------------
                                                                            1999             1998
                                                                         -----------      -----------
                                                                           (Dollars in thousands)
         Office furnishings and fixtures.............................    $   1,613        $   1,518
         Equipment...................................................        5,128            4,117
         Software....................................................          390              296
                                                                         -----------      -----------
                                                                             7,131            5,931
         Less: Accumulated depreciation and amortization.............       (4,707)          (3,691)
                                                                         ===========      ===========
                                                                         $   2,424        $   2,240
                                                                         ===========      ===========


6.   Software Development Costs

Software development costs consist of the following:


                                                                                 January 31,
                                                                         ----------------------------
                                                                            1999             1998
                                                                         -----------      -----------

                                                                           (Dollars in thousands)
         Software development costs..................................    $   8,042        $   5,106
         Less: Accumulated amortization..............................       (3,857)          (1,975)
                                                                         ===========      ===========
                                                                         $   4,185        $   3,131
                                                                         ===========      ===========

Capitalization of software development costs for the years ended January 31, 1999, 1998, and 1997 amounted to $2,936,000, $2,506,000, and $2,210,000, respectively. Amortization of software development costs for the years ended January 31, 1999, 1998, and 1997 amounted to $1,882,000, $1,809,000, and
$1,177,000, respectively.

7.   Intangible Assets

Intangible assets consist of the following:

                                                                                    January 31,
                                                                            ----------------------------
                                                                               1999             1998
                                                                            -----------      -----------

                                                                               (Dollars in thousands)
         Costs in excess of net assets acquired.........................    $    2,440        $   2,440
         Other intangible assets, based on allocated purchase price.....         2,033              852
                                                                            -----------      -----------
                                                                                 4,473            3,292
         Accumulated amortization.......................................          (886)            (632)
                                                                            ===========      ===========
                                                                            $    3,587        $   2,660
                                                                            ===========      ===========

Amortization of intangible assets for the years ended January 31, 1999, 1998, and 1997 amounted to $254,000, $451,000, and $447,000, respectively.


8.   Bank Line of Credit

As a part of a loan agreement with a bank, the Company has a $10 million revolving credit facility, which expires June 30, 2000. The revolving credit facility is unsecured provided that the Company complies with certain covenants. Outstanding loans under this agreement bear interest at no less than the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus 150 basis points, at the Company's option. The interest rates can be increased by the bank dependent upon the Company maintaining certain financial ratios. The bank's prime rate was 8.25% at January 31, 1999. There were no borrowings under the line of credit at January 31, 1999 or 1998. The loan agreement also includes certain restrictive covenants.


9.   Accrued Liabilities

Accrued liabilities consist of the following:

                                                                                 January 31,
                                                                         ----------------------------
                                                                            1999             1998
                                                                         -----------      -----------

                                                                           (Dollars in thousands)
         Accrued payroll and related expenses........................    $   7,585        $   6,398

         Other.......................................................        2,595            3,139
                                                                         ===========      ===========
                                                                         $  10,180        $   9,537
                                                                         ===========      ===========

10.      Stockholders' Equity

Changes in the components of stockholders' equity for the years ended January 31, 1997, 1998, and 1999 were as follows:

                                                                             Accumulated
                                                Common                          Other
                                                 Stock         Paid-in      Comprehensive    Retained
                                               Par Value       Capital      Income, Net      Earnings         Total
                                             --------------  ------------  --------------  -------------  --------------
                                                                 (Dollars in thousands)
Balance at January 31, 1996,
      4,707,709 shares...................           471           3,883             --         17,384          21,738
   Net income............................            --              --             --          4,665           4,665
   Exercise of stock options, 100,350
     shares..............................            10             326             --             --             336
   Tax benefit from exercise of stock
     options.............................            --             716             --             --             716
   Purchase and retirement of common
     stock 30,100 shares.................            (3)           (475)            --             --            (478)
                                             --------------  ------------   -------------  -------------  --------------
Balance at January 31, 1997,
      4,777,959 shares...................           478           4,450             --         22,049          26,977
   Net income............................            --              --             --          4,875           4,875
   Exercise of stock options, 43,900
     shares..............................             4             214             --             --             218
   Tax benefit from exercise of stock
    options..............................            --             235             --             --             235
   Purchase and retirement of common
     stock, 103,149 shares...............           (10)         (1,825)            --             --          (1,835)
                                             --------------  ------------   -------------  -------------  --------------
Balance at January 31, 1998,
      4,718,710 shares...................           472           3,074             --         26,924          30,470
   Net income............................            --              --             --          5,683           5,683
   Exercise of stock options, 19,250
     shares..............................             2              85             --             --              87
   Tax benefit from exercise of stock
    options..............................            --             140             --             --             140
   Purchase and retirement of common
     stock, 281,500 shares...............           (28)           (504)            --         (4,662)         (5,194)
   Recognition of unrealized holding gain
     on available for sale securities....            --              --     $       16             --              16
                                             ==============  ============   =============  =============  ==============
Balance at January 31, 1999,
      4,456,460 shares...................    $      446      $    2,795     $       16     $   27,945     $    31,202
                                             ==============  ============   =============  =============  ==============


11.  Income Taxes

Income taxes consist of the following amounts:

                                                                              Years Ended January 31,
                                                                -----------------------------------------------------
                                                                    1999               1998                1997
                                                                -------------       -------------      --------------
                                                                               (Dollars in thousands)
   Federal income tax:
     Current...............................................     $   3,076           $   2,146          $   2,358
     Deferred..............................................          (236)                170               (421)
   State income taxes:
     Current...............................................           700                 629                663
     Deferred..............................................           (57)                 43                (88)
                                                                =============       =============      ==============
                                                                $   3,483           $   2,988          $   2,512
                                                                =============       =============      ==============


Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement reporting purposes and such amounts recognized for tax filing purposes. The principal items making up the deferred tax provision in the years ended January 31, 1999, 1998 and 1997 were differing depreciation methods, the amortization of intangibles, accrued vacation, software development costs, and prepaid expenses.

The differences between the effective income tax rate and the statutory federal income tax rates for the years ended January 31, 1999, 1998, and 1997 are as follows:


                                                                    Years Ended January 31,
                                              ---------------------------------------------------------------------
                                                      1999                    1998                    1997
                                              ---------------------   ---------------------   ---------------------
                                                          Percent                 Percent                 Percent
                                                          Pretax                  Pretax                  Pretax
                                               Amount      Income       Amount     Income      Amount      Income
                                              ---------   ---------   ---------   ---------   ---------   ---------

                                                                     (Dollars in thousands)
Computed "expected" tax on income before
   extraordinary items and income taxes...    $ 3,208       35.0%     $ 2,752       35.0%     $ 2,512       35.0%
Surtax exemption..........................        (92)      (1.0)         (79)      (1.0)         (72)      (1.0)
State tax, net of federal benefit.........        424        4.6          444        5.6          380        5.3
Change in valuation allowance.............         --        --            --        --          (530)      (7.4)
 Other, net................................       (57)       (.6)        (129)      (1.6)         222        3.1
                                              =========   =========   =========   =========   =========   =========
Taxes on income...........................    $ 3,483       38.0%     $ 2,988       38.0%     $ 2,512       35.0%
                                              =========   =========   =========   =========   =========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 1999 and 1998 are presented below:

                                                                                  January 31,
                                                                --------------------------------------------
                                                                     1999                  1998
                                                                ---------------       ---------------
                                                                             (Dollars in thousands)
   Deferred tax assets:
      Accounts receivable....................................        $       385         $         289
      Property and equipment, principally due to differing
       depreciation methods..................................                138                   133
      Employee benefits, principally due to accrual for
       financial reporting purposes..........................              1,745                 1,296
      Other..................................................                 61                    38
                                                                     -------------         -------------
      Total gross deferred tax assets........................              2,329                 1,756
      Less valuation allowance...............................                 --                    --
                                                                     -------------         -------------
      Net deferred tax assets................................        $     2,329           $     1,756
                                                                     -------------         -------------

    Deferred tax liabilities:
      Prepaid expenses.......................................        $        96           $       258
      Long-term investments..................................                 12                    --
      Property and equipment, principally due to differing
       depreciation methods..................................                 56                    42
      Software development costs.............................              1,716                 1,284
      Other..................................................                265                   269
                                                                     -------------         -------------
      Total gross deferred tax liabilities...................        $     2,145           $     1,853
                                                                     =============         =============
       Net deferred tax asset (liability)....................        $       184           $       (97)
                                                                     =============         =============

There was no valuation allowance for deferred tax assets as of February 1, 1998, and no change in the valuation allowance for the year ended January 31, 1999. The Company believes that deferred tax assets will be recoverable through normal operations.

12. Stock Options

The Company has two employee stock option plans and a director stock option plan under which officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100% of the fair market value at the date of grant, unless the optionee is a 10% shareholder of the Company, in which case the price must not be less than 110% of the fair market value. The options are exercisable in installments determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10% shareholders). Transactions and other information relating to these plans for the three years ended January 31, 1999 are summarized below:

                                                                   Outstanding Options
                                                      ----------------------------------------------

                                                      Number of Shares          Weighted-Average
                                                                                 Exercise Price
                                                      ------------------   -----------------------------
Balance, January 31, 1996.........................         550,750                  $  4.78
   Options granted................................         115,000                  $ 14.93
   Options canceled or expired....................         (13,500)                 $ 10.90
   Options exercised..............................        (100,350)                 $  3.34
                                                      ---------------

Balance, January 31, 1997.........................         551,900                  $  7.01
   Options granted................................         169,000                  $ 19.95
   Options canceled or expired....................         (25,125)                 $ 11.62
   Options exercised..............................         (43,900)                 $  4.97
                                                      ---------------

Balance, January 31, 1998.........................         651,875                  $ 10.32
    Options granted................................         64,000                  $ 21.00
   Options canceled or expired....................          (8,500)                 $ 22.39
   Options exercised..............................         (19,250)                 $  4.48
                                                      ===============
Balance, January 31, 1999.........................         688,125                  $ 11.33
                                                      ===============

The following table summarizes information about stock options outstanding at January 31, 1999:

                                      Options Outstanding                               Options Exercisable
                   -----------------------------------------------------------  -------------------------------------
                          Number           Weighted-Avg.                               Number
      Range of          Outstanding          Remaining           Weighted-Avg.       Exercisable        Weighted-Avg.
   Exercise Prices      at 1/31/99        Contractual Life      Exercise Price       at 1/31/99        Exercise Price
--------------------------------------   -------------------   ------------------  ----------------   ------------------
  $1.88 to 2.00           127,500            2.0 years              $1.94               127,500            $1.94
   4.56 to 6.25           148,375            4.2                     5.33               148,375             5.33
   8.63 to 11.50           93,500            6.1                     9.09                68,750             9.10
  14.50 to 17.50          186,750            7.6                    15.98                70,500            15.63
  20.37 to 23.31          132,000            9.1                    22.16                17,000            23.25
                      ----------------                                             ----------------
  $1.88 to 23.31          688,125            5.9                   $11.33               432,125            $7.31
                      ================                                             ================

Stock options exercisable at January 31, 1999, 1998, and 1997 were 432,125, 360,875, and 330,925 respectively. Shares available under the plans for future grants at January 31, 1999, 1998, and 1997 were 237,855, 293,355, and 437,230, respectively.

One of the Company's subsidiaries, Comarco Wireless Technologies, Inc. (CWT), also has a stock option plan. Figures for this plan reflect a 10-for-1 stock split declared during the year ended January 31, 1998. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100% of the fair market value at the date of grant. As of January 31, 1999, all 3,000,000 outstanding shares of CWT common stock are owned by the Company. The fair market value of the shares and the exercise dates of the options are determined by the Compensation Committee of the Company's Board of Directors, however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the Committee, but not later than ten years and one week after the date of grant. In the fiscal year ended January 31, 1997, 28,000 options were granted at an exercise price of $13.22. In the fiscal year ended January 31, 1998, 11,000 options were granted at an exercise price of $17.62. In the fiscal year ended January 31, 1999, no options were granted. Stock options exercisable at January 31, 1999, 1998 and 1997 were 361,750, 257,000, and 155,000, respectively. Shares available under the plan for future grants at January 31, 1999, 1998 and 1997 were 181,000, 181,000, and 192,000, respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 1999:

                                    Options Outstanding                                Options Exercisable
                 -----------------------------------------------------------  --------------------------------------
                     Number           Weighted-Avg.                                Number
    Range of       Outstanding          Remaining           Weighted-Avg.        Exercisable       Weighted-Avg.
 Exercise Prices   at 1/31/99        Contractual Life      Exercise Price        at 1/31/99        Exercise Price
---------------------------------   -------------------   ------------------   ----------------  -------------------
 $2.53 to 4.30      320,000            5.7 years                $2.97              300,000            $2.88
 11.97 to 13.22      88,000            6.9                      12.37               59,000            12.27
    17.62            11,000            8.1                      17.62                2,750            17.62
                 ----------------   -------------------   ------------------   ----------------  -------------------
$2.53 to 17.62      419,000            6.0                      $5.33              361,750            $4.53
                 ================   ===================   ==================   ================  ===================

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 1999, 1998, and 1997 was $8.89, $8.93, and $7.73, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                                  Years ended January 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ----------  --------   --------
           Expected dividend yield                0.0%        0.0%       0.0%
           Expected volatility                   32.5%       34.2%      45.1%
           Risk-free interest rate                5.5%        6.1%       5.8%
           Expected life                          6           6          6
                                                  years       years      years


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


                                                                          Years ended January 31,
                                                                    ------------------------------------
                                                                      1999         1998         1997
                                                                    ----------   ----------   ----------

                                                                     (Dollars in thousands, except per
                                                                              share amounts)
         Net income: As reported........................            $   5,683    $   4,875    $   4,665
                     Pro forma..........................                5,150        4,481        4,414

          Earnings per common share - basic:
                     As reported........................            $    1.23    $    1.03    $     .98
                     Pro forma..........................                 1.12          .94          .93

          Earnings per common share - diluted:
                     As reported........................            $    1.13    $     .89    $     .86
                     Pro forma..........................                 1.05          .86          .85

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


13. Earnings per Share

The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator (in thousands) and "Shares" represent the denominator (in thousands):

                                   Year ended January 31, 1999
                                ----------------------------------
                                                          $ Per
                                  Income      Shares      Share
                                ----------- ----------- ----------
Basic Earnings Per Share:
   Net income.................  $   5,683     4,608     $  1.23

Effect of subsidiary options         (267)       --

Effect of dilutive securities:
   Stock options..............         --       204
                                ----------- ----------- ----------
Diluted Earnings per Share:
   Net income.................  $   5,416     4,812     $  1.13
                                =========== =========== ==========


                                   Year ended January 31, 1998
                                ----------------------------------
                                                          $ Per
                                  Income      Shares      Share
                                ----------- ----------- ----------
Basic Earnings Per Share:
   Net income.................  $   4,875      4,744    $   1.03

Effect of subsidiary options         (372)        --

Effect of dilutive securities:
   Stock options..............         --        332
                                -----------  ---------- ----------

Diluted Earnings per Share:
   Net income.................  $   4,503      5,076    $     .89
                                ===========  ========== ==========

                                   Year ended January 31, 1997
                                ----------------------------------
                                                          $ Per
                                  Income      Shares      Share
                                ----------- ----------- ----------
Basic Earnings Per Share:
   Net income................   $   4,665      4,766     $     .98

Effect of subsidiary options         (267)        --

Effect of dilutive securities:
   Stock options.............          --        350
                                -----------  ----------  ---------

Diluted Earnings per Share:
   Net income................   $   4,398      5,116     $      .86
                                =========== ===========  ==========


14.  Lease Commitments

Rental commitments under noncancelable operating leases, principally on the Company's office space, equipment and automobiles were $2,831,000 at January 31, 1999, payable as follows: $1,255,000, $817,000, $665,000, $56,000, and $38,000
in the years ended January 31, 2000, 2001, 2002, 2003, and 2004, respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 1999, 1998, and 1997 was $1,776,000, $1,593,000, and $1,183,000, respectively.


15.  Employee Benefit Plans

The Company has a Savings and Retirement Plan which provides benefits to eligible employees. Under the Plan, as amended effective July 1, 1997, employees who have been with the Company in excess of three months and are at least 18 years of age may participate by contributing between 1% and 15% of earnings. Employees at one Company location are permitted to contribute up to 20% of earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 1999, 1998, and 1997 were approximately $812,000, $623,000, and $542,000, respectively.


16.  Supplemental Disclosures of Cash Flow Information

                                                              Years Ended January 31,
                                                -----------------------------------------------------
                                                    1999               1998                1997
                                                -------------       -------------      --------------

   Interest.................................       $   --              $   --             $   --
   Income taxes.............................       $3,459              $2,656             $2,051

In August 1996, the Company acquired the assets of RAL Consulting and Staffing Services, Inc. for $1,198,000. In connection with this acquisition, the Company acquired tangible assets with a fair value of $777,000 and assumed liabilities of $31,000. Additional amounts of $400,000 and $181,000 were paid in October 1997 and 1998, respectively, based upon the achievement of certain performance objectives.

In October 1996, the Company acquired the assets of the callbox operation of GTE Cellular Communications Corp. for $1,076,000. In connection with this acquisition, the Company acquired tangible assets with a fair value of $1,983,000, and assumed liabilities of $614,000.

In February 1997, the Company acquired the assets of the callbox operation of Cubic Communications, Inc., for approximately $1,717,000.

In May 1998, the Company acquired certain intellectual property and related software assets of Industrial Technology, Inc. for approximately $1,000,000.


17. Research and Development Costs

The Company incurred research and development costs (includes Company-sponsored software development costs prior to determination of technological feasibility) of approximately $.8 million, $1.7 million, and $2.5 million, in the years ended January 31, 1999, 1998, and 1997, respectively, related to wireless communications products and development of software tools. These costs were expensed as incurred.


18.  Business Segment Information

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

Summarized financial information by business segment for Fiscal Year 1999 is as follows:


                            Wireless        Information
                         Communications    Technology and      Corporate and
                            Products      Staffing Services        Other               Total
                         -----------------------------------------------------------------------
                                                     (Dollars in thousands)
Revenues                 $   34,004        $     57,960               --           $     91,964
Operating income              7,148               1,729           $   (9)                 8,868
Identifiable assets          22,392              16,404            8,491                 47,287
Depreciation and
   amortization               2,868                 363               57                  3,288
Capital expenditures          4,944                 484               28                  5,456


Summarized financial information by business segment for Fiscal Year 1998 is as follows:

                            Wireless         Information
                         Communications     Technology and     Corporate and
                            Products      Staffing Services        Other               Total
                         -----------------------------------------------------------------------
                                                     (Dollars in thousands)
Revenues                 $     29,524      $     55,615             --           $     85,139
Intangible asset
   Write-off                       --               710             --                    710
Operating income                6,733               795       $    (69)                 7,459
Identifiable assets            18,884            12,808         12,202                 43,894
Depreciation and
   amortization                 1,988             1,112             64                  3,164
Capital expenditures            5,496               711             46                  6,253

Summarized financial information by business segment for Fiscal Year 1997 is as follows:


                            Wireless         Information
                         Communications    Technology and     Corporate and
                            Products       Staffing Services      Other               Total
                         -----------------------------------------------------------------------
                                                     (Dollars in thousands)
Revenues                 $     19,519      $     51,895                ---       $     71,414
Operating income                5,250             1,396       $        (28)             6,618
Identifiable assets            11,610             8,964             18,636             39,210
Depreciation and
   amortization                 1,398               811                 54              2,263
Capital expenditures            3,972             1,377                  7              5,356


International sales totaled $5.6 million and $8.9 million in the years ended January 31, 1999 and 1998, respectively. The majority of these sales have been made to Europe, Asia-Pacific and Latin America, and are sales of the wireless communications products segment.


19.  Intangible Asset Write-off

In January 1998, the Company recorded a $710,000 charge against earnings from the impairment of certain assets of its information technology and staffing services software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon marketing initiatives which proved unsuccessful, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the consolidated statement of income for the year ended January 31, 1998.


20.  Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

Costs under cost-reimbursable contracts are subject to audit by the customer upon contract completion. Therefore, all contract costs, including direct and indirect costs, are potentially subject to adjustment prior to final reimbursement. Audits have been completed through January 31, 1996.

The Company also has a multi-year fixed price contract for which it is anticipating a contract modification. The contract is scheduled to end on September 30, 1999, and the Company cannot complete the statement of work due to Government delays in providing required equipment. The Company has submitted a request for a 22-month extension and additional funding of $2.7 million. Negotiations are ongoing, and management currently expects modification will not occur until the second quarter of Fiscal Year 2000, at the earliest. The Company believes that it has a meritorious position and, if necessary, the Company intends to seek all remedies available under Federal procurement laws.

In addition, the Company's Fiscal Years 1997 and 1998 federal income tax returns are being reviewed by the Internal Revenue Service.

Management believes that sufficient reserves are available for its most probable assessment of the potential outcomes of the above open matters.


21.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for Fiscal Years 1999 and 1998 is as follows (in thousands, except per share data):

Fiscal Year 1999                                                                Quarter Ended
                                                         ------------------------------------------------------------

                                                           April 30        July 31       October 31      January 31
                                                         --------------  -------------  -------------  --------------
Revenues.............................................    $     21,751    $     22,011   $    24,201    $    24,001
Operating income.....................................          1,237           1,971          2,501          3,159
Net income...........................................            840           1,281          1,576          1,986


                                                         --------------  -------------  -------------  --------------
Basic earnings per common share......................    $       .18     $       .27    $       .34    $       .44
                                                         --------------  -------------  -------------  --------------


                                                         --------------  -------------  -------------  --------------
Diluted earnings per common share....................    $       .17     $       .25    $       .31    $       .40
                                                         ==============  =============  =============  ==============

Fiscal Year 1998                                                                Quarter Ended
                                                         ------------------------------------------------------------
                                                           April 30        July 31       October 31     January 31
                                                         --------------  -------------  -------------  --------------

Revenues.............................................    $    20,097     $    21,015    $    21,975    $    22,052
Operating income.....................................          1,653           2,001          2,247          1,558
Net income...........................................          1,109           1,315          1,443          1,008

                                                         --------------  -------------  -------------  --------------
Basic earnings per common share......................    $       .23     $       .28    $       .31    $       .21
                                                         ==============  =============  =============  ==============

                                                         --------------  -------------  -------------  --------------
Diluted earnings per common share....................    $       .21     $       .24    $       .26    $       .18
                                                         ==============  =============  =============  ==============



ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.



                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1999.


ITEM 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement for the 1999 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1999.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership is incorporated by reference from the section entitled "Ownership of Securities" in the Company's definitive proxy statement for the 1999 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1999.


ITEM 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions of the Registrant is incorporated by reference from the section entitled "Executive Compensation" in the Company's definitive proxy statement for the 1999 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 1999.


                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements (See Item 8)

     2.  Financial Statement Schedule:

         The following additional information for the fiscal years ended January 31, 1999, 1998, and 1997 is submitted herewith:

         II Reserves

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

         10.2 Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1988.

         10.3 Contract dated January 22, 1991 between the Company and the County of Los Angeles for the operation and maintenance of County-owned general aviation airports is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1991.

         10.4 Agreement dated April 16, 1991 between the Company and Don M. Bailey, President and Chief Executive Officer, regarding employment termination in the event of a change in control of the Company is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1992.

         10.5 Agreement dated December 14, 1989 between the Company and ManTech Engineering Corporation to establish the Interop Joint Venture is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1992.

         10.6 Agreement dated January 4, 1993 between the Company, DynCorp, and Electronic Warfare Associates to establish the Tesco Joint Venture is incorporated by reference from the Company's report on Form 10-K for the year ended January 31, 1993.

         10.7 Business Loan Agreement dated September 26, 1994 between the Company and NationsBank of Virginia, N.A. to establish a $5,000,000 Guidance Line of Credit and an $8,000,000 Master Line of Credit is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.8 Guidance Line of Credit Note for $5,000,000 dated September 26, 1994 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.9 Master Line of Credit for $8,000,000 dated September 26, 1994 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.10 Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.11 Primary Stock Purchase Agreement among COMARCO, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.12 Second Stock Purchase Agreement among COMARCO, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.13    1995 Employee Stock Option Plan is  incorporated  by reference
                  from  the  Company's   report  on  Form  S-8  filed  with  the
                  Securities and Exchange Commission on October 5, 1995.

         10.14 First Amendment to Loan Agreement dated September 26, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.15 Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.16 Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.17 Second Amendment to Loan Agreement dated August 30, 1996 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.18 Second Amended and Restated Master Line of Credit Note dated August 30, 1996 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.19 Second Amended and Restated Guidance Line of Credit Note dated August 30, 1996 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.20 Asset Purchase Agreement among COMARCO, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), R.A.L. Consulting and Staffing Services, Inc., and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.21 Employment Agreement between COMARCO, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.22 Noncompetition and Confidentiality Agreement between COMARCO, Inc., CoSource Solutions, Inc., (now known as Comarco Staffing, Inc.) and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.23 Third Amendment to Loan Agreement dated August 15, 1997 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.24 Third Amended and Restated Master Line of Credit Note dated August 15, 1997 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.25 Third Amended and Restated Guidance Line of Credit Note dated August 15, 1997 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.26 Fourth Amendment to Loan Agreement dated August 21, 1998 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1998.

         10.27 Fourth Amended and Restated Master Line of Credit Note dated August 21, 1998 between the Company and NationsBank of Virginia, N.A. is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1998.

         11. Computation of Number of Shares of Common Stock used in the Computation of Earnings Per Share.

         21.1 Subsidiaries of the Company. The following are the significant subsidiaries of the Company:
                  Decisions and  Designs, Inc. (DDI) incorporated in the Common-
                     wealth of Virginia.
                  International  Business  Services, Inc. (IBS) incorporated  in the District of Columbia.
                  Comarco Wireless Technologies, Inc. (CWT) incorporated in  the
                     State of Delaware.
                  LCTI, Inc. incorporated in the State of Maryland. Manufacturing Technolog Training Center, Inc. (MTTC) incor-
                     porated in the State of Delaware.
                  Comarco Wireless  International,  Inc.  (formerly known as
                     Comarco Wireless Europe, Inc.) incorporated in the State of Delaware.
                  Comarco Staffing, Inc. (formerly  known as CoSource Solutions,
                     Inc.), incorporated in the State of California.
                 Comarco Systems, Inc., incorporated in the State of California. Comarco Services, Inc. incorporated in the State of California.

         23.1     Consent of Independent Auditors.

         99.2     Undertakings of Registrant.

     (b)  Reports on Form 8-K

         None.

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 1999.

                                                        COMARCO, INC.

                                                     /s/ DON M. BAILEY
                                               _____________________________
                                                        Don M. Bailey
                                              President, Chief Executive Officer
                                                  and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.



       Signature                         Title                         Date
       ---------                        -------                        ----

                         President, Chief Executive Officer
                              and Chairman of the Board
                                (Principal Executive
      /s/ DON M. BAILEY                 Officer)                  April 22, 1999

   -----------------------
       Don M. Bailey

                                    Vice President
                                          and
                             Treasurer (Principal Financial
    /s/ THOMAS P. BAIRD          Accounting Officer)              April 22, 1999

--------------------------
    Thomas P. Baird




    /s/ WILBUR L. CREECH               Director                   April 22, 1999

--------------------------
    Wilbur L. Creech




   /s/ THOMAS A. FRANZA                 Director                  April 22, 1999

--------------------------
    Thomas A. Franza




  /s/ GERALD D. GRIFFIN                 Director                  April 22, 1999

------------------------
    Gerald D. Griffin

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES


       Signature                         Title                         Date
       ---------                         -----                         ----



   /s/ WESLEY L. MCDONALD              Director                   April 22, 1999
  ------------------------

     Wesley L. McDonald




  /s/ PAUL G. YOVOVICH                 Director                   April 22, 1999
 --------------------------
     Paul G. Yovovich

                         COMARCO, INC. AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

                       Three Years Ended January 31, 1999

                             (Dollars in thousands)


                                                                                             Other
                                            Balance at      Charged to                      Changes
                                            Beginning        Cost and                         Add           Balance at End
                                             of Year         Expense       Deductions      (Deduct)            of Year
                                           ------------    ------------   ------------    ------------   ------------------
Year ended January 31, 1999:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $      331      $      321     $   308(1)      $       --     $      344

Year ended January 31, 1998:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $      215      $      123     $     7(1)      $       --     $      331

Year ended January 31, 1997:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $      256      $       62     $   103(1)      $       --     $      215
   Income tax valuation allowance......           530              --         530(1)              --             --


----------------------------------


(1) Write off of uncollectible receivables and reduction in income tax valuation allowance.