Form 10-Q
period 1999-04-30
COMARCO INC
filed 1999-06-14
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 1999                  Commission File Number 0-5449



                                 COMARCO, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                   95-2088894
--------------------------------                         ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

1551 North Tustin Avenue, Suite 840, Santa Ana, California      92705
----------------------------------------------------------      -----
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code         (714) 796-1808
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1999.

                         Common Stock,
                        $.10 Par Value                   4,401,760 Shares
                        --------------                   ----------------

Index to Form 10-Q

                                                                   Page No.
Part I.        Financial Information


 Condensed Consolidated Balance Sheets
     April 30, 1999 and January 31, 1999                              1

 Condensed Consolidated Statements of Income
     Quarters ended April 30, 1999 and April 30, 1998                 2

 Condensed Consolidated Statements of Cash Flows
     Quarters ended April 30, 1999 and April 30, 1998                 3

 Condensed Consolidated Statements of Comprehensive Income            4
     Quarters ended April 30, 1999 and April 30, 1998

 Notes to Condensed Consolidated Financial Statements                 5-7

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              8-15



PART II.       OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                         16

 Signature                                                            17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                     April 30, 1999             January 31, 1999
ASSETS                                                  (Unaudited)                     *
Current assets:
         Cash and cash equivalents                   $       7,911,000          $      3,220,000
         Short-term investments                              2,645,000                 2,775,000
         Accounts receivable, net                           18,486,000                23,151,000
         Inventory                                           4,631,000                 4,157,000
         Deferred tax asset                                  2,112,000                 2,112,000
         Other current assets                                  608,000                   575,000
                                                     -----------------          ----------------

Total current assets                                        36,393,000                35,990,000

Long-term investments                                          325,000                   526,000
Property and equipment, net                                  2,354,000                 2,424,000
Software development costs, net                              4,489,000                 4,185,000
Intangible assets, net                                       3,491,000                 3,587,000
Other assets                                                   525,000                   575,000
                                                     -----------------          ----------------

TOTAL ASSETS                                         $      47,577,000          $    47,287,000
                                                     =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                            $       1,133,000          $      1,075,000
         Deferred revenue                                    2,700,000                 2,902,000
         Accrued liabilities                                10,173,000                10,180,000
                                                     -----------------          ----------------

Total current liabilities                                   14,006,000                14,157,000
Deferred income taxes                                        1,928,000                 1,928,000

Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000   shares   authorized,
           4,431,360  and  4,456,460  shares
           outstanding at April 30, 1999 and
           January 31, 1999, respectively                      443,000                   446,000
         Capital contributed in excess of par value          2,280,000                 2,795,000
         Other comprehensive income:
           Unrealized investment gains                          16,000                    16,000
         Retained earnings                                  28,904,000                27,945,000
                                                     -----------------          ----------------

Total stockholders' equity                                  31,643,000                31,202,000
                                                     -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      47,577,000          $     47,287,000
                                                     =================          ================

See accompanying notes to the condensed consolidated financial statements.
*The condensed consolidated balance sheet as of January 31, 1999 has been summarized from the Company's audited consolidated balance sheet as of that date.



                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                     Quarter Ended
                                         --------------------------------------------
                                         April 30, 1999               April 30, 1998
                                         --------------               --------------
Revenues:
   Contract revenues                     $    13,332,000              $   14,394,000
   Product sales                               7,842,000                   7,357,000
                                               ---------                   ---------
                                              21,174,000                  21,751,000
                                              ----------                  ----------

Direct costs:
   Contract costs                              8,721,000                   9,716,000
   Cost of product sales                       3,981,000                   3,543,000
                                               ---------                   ---------
                                              12,702,000                  13,259,000

Indirect costs                                 7,006,000                   7,255,000
                                               ---------                   ---------

                                              19,708,000                  20,514,000
                                              ----------                  ----------

Operating income                               1,466,000                   1,237,000

Net interest income                               80,000                     118,000
                                                  ------                     -------

Income before income taxes                     1,546,000                   1,355,000

Income taxes                                     587,000                     515,000
                                                 -------                     -------

Net income                               $       959,000              $      840,000
                                         ===============               =============

Earnings per share
   Basic                                 $           .22              $          .18
                                         ===============              ==============

   Diluted                               $           .20              $          .17
                                         ===============              ==============


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Quarter Ended

                                                                  April 30, 1999             April 30, 1998
                                                                  --------------             --------------
Cash flows from operating activities:
    Net income                                                    $      959,000             $     840,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                     909,000                   597,000
       Provision for doubtful accounts receivable                         22,000                    22,000
       Net sales (purchases) of trading securities                        98,000                  (762,000)
       Decrease in accounts receivable                                 4,643,000                   604,000
       Decrease (increase) in inventory                                 (474,000)                  395,000
       Increase in other current assets                                  (33,000)                   (9,000)
       Decrease in other assets                                           50,000                     3,000
       Increase in accounts payable                                       58,000                   263,000
       Decrease in deferred revenue                                     (202,000)                  (72,000)
       Increase (decrease) in other current liabilities                   (7,000)                  304,000
                                                                  --------------             -------------

    Net cash provided by operating activities                          6,023,000                 2,185,000

Cash flows from investing activities:
    Sales of investments                                                 233,000                    87,000
    Purchases of property and equipment                                 (229,000)                 (221,000)
    Software development costs                                          (818,000)                 (571,000)
                                                                  --------------             -------------

    Net cash used in investing activities                               (814,000)                 (705,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                31,000                     5,000
    Purchase of common stock                                            (549,000)                      -
                                                                  --------------             -------------

    Net cash provided (used) by financing activities                    (518,000)                    5,000
                                                                  --------------             -------------

Net increase in cash and cash equivalents                         $    4,691,000             $   1,485,000
                                                                  ==============             =============


Supplemental disclosures of cash flow information:
  Cash paid during the quarter for:
       Interest                                                   $            -             $           -
       Income taxes                                                      271,000                    39,000

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                                    Quarter Ended
                                                       ---------------------------------------

                                                       April 30, 1999           April 30, 1998
                                                       --------------           --------------
   Net income                                          $      959,000           $      840,000

   Other comprehensive income:
      Unrealized holding gains on investments,
          net of tax                                                -                        -
                                                       ---------------          --------------

   Comprehensive income                                $       959,000          $      840,000
                                                       ===============          ==============



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                        April 30, 1999 and April 30,1998
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at April 30, 1999 and January 31, 1999 and the results of its operations and cash flows for the quarters ended April 30, 1999 and April 30, 1998. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended April 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.


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

                                                                      Quarter Ended

                                                         April 30, 1999           April 30, 1998
                                                         --------------           --------------

  Basic:

  Net income                                             $    959,000             $      840,000

  Weighted average shares outstanding                       4,456,000                  4,719,000
                                                            ---------                  ---------

  Basic income per common share                            $      .22                $       .18
                                                           ==========                ===========


  Diluted:

  Net income                                             $    959,000             $      840,000

  Less - net income allocated to subsidiary
    dilutive stock options outstanding                        (44,000)                   (22,000)
                                                         -------------             -------------

  Net income used in calculation of diluted
    income per share                                     $    915,000             $      818,000
                                                         ============             ==============


  Weighted average shares outstanding                       4,456,000                  4,719,000

  Plus - common equivalent shares  (determined
  using the "treasury stock" method
  representing shares issuable upon exercise
  of stock options                                            208,000                    206,000
                                                              -------                    -------

  Weighted average number of shares used in
    calculation of diluted income per common
    share                                                   4,664,000                  4,925,000
                                                            =========                  =========


  Diluted income per common share                          $      .20                 $      .17
                                                           ==========                 ==========



3.     Business Segment Information

       The Company's operations have been classified into two business areas: wireless communications products and information technology and staffing services. The wireless communications products area develops, produces, and markets a variety of products and services used in the wireless communications industry. The information technology and staffing services area provides services to Federal and local government and commercial customers pursuant to established contracts. Corporate and other consists primarily of cash and cash equivalents, investments, fixed assets, and other assets.


       Summarized financial information by business segment for the first quarter of Fiscal Year 2000 is as follows:

                                     Wireless              Information
                                  Communications          Technology and        Corporate
                                     Products           Staffing Services       and Other        Total
                                  --------------        -----------------       ---------       -----
 Revenues                             7,842                  13,332                -            21,174
 Income before income taxes           1,067                     483                 (4)          1,546
 Identifiable assets                 19,004                  16,226             12,347          47,577


       Summarized financial information by business segment for the first quarter of Fiscal Year 1999 is as follows:


                                    Wireless              Information
                                  Communications          Technology and        Corporate
                                     Products           Staffing Services       and Other       Total
                                  --------------        -----------------       ---------       -----
 Revenues                              7,311                 14,440                  -          21,751
 Income before income taxes              650                    655                 50           1,355
 Identifiable assets                  17,146                 13,904             14,184          45,234



4.     Commitments and Contingencies

       The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

       The Company has a multi-year fixed price contract for which it is negotiating a contract modification. The contract is scheduled to end on September 30, 1999 and the Company cannot complete the statement of work due to Government delays in providing required equipment. After initial negotiations, the Company is currently updating a proposal to include all identified open issues. The Company had previously submitted a proposal for a 22-month extension and additional funding of $2.7 million, and the revised proposal is anticipated to be larger. Management currently expects modification will not occur until late summer. The Company believes that it has a meritorious position, and if necessary, the Company intends to seek all remedies available under Federal procurement laws.


5.     Reclassifications

       Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


              Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending polices and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Year 2000 compliance of the Company's customers and business partners; the Company's ability to achieve the objectives of its business plans; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

       (a)    Results of Operations

              During the first quarter of Fiscal Year 2000 (year ending January 31, 2000), the Company recorded total revenues of $21.2 million, down 2.8% from the revenues of $21.8 million for the comparable period of a year earlier. Decreased year-to-year revenues are primarily due to:
              o  completion of the Company's  contract at Reagan
                 Washington  National  Airport,   which  expired
                 September 30, 1998;  this contract  contributed
                 $2.0  million of  revenue  in the prior  year's
                 first quarter;
              partially offset by:
               o increase in  information  technology services  of approximately
                 10%  period-to-period;
               o increase  in sales  of   wireless  communications  products  of
                 approximately  7%  period-to-period;
               o increase  in  commercial  staffing  services  of  approximately
                 7% period-to-period.

              Total direct costs of $12.7 million for the first quarter of Fiscal Year 2000 were down $.6 million, or 4.5%, from $13.3 million for the first quarter of Fiscal Year 1999. The decrease relates to the reduced revenue activity, as discussed above.

              Total indirect costs of $7.0 million for the first quarter of Fiscal Year 2000 were down $.3 million, or 4.1%, from $7.3 million for the first quarter of Fiscal Year 1999. The decrease is due to reduced indirect costs of the wireless communications products business, as discussed below.

              Net interest income (interest income less interest expense) for the first quarter of Fiscal Year 2000 amounted to $80,000, as compared to $118,000 for the comparable period of the prior fiscal year. The decrease is principally due to a reduction in cash available to invest from an average of $11 million in the first quarter of Fiscal Year 1999 to an average of $9 million in the first quarter of Fiscal Year 2000 and lower interest rates.

              The Company's effective tax rate for the first quarter of Fiscal Year 2000 is 38%, the same as the comparable period of the prior fiscal year.

              Net income of $1.0 million for the first quarter of Fiscal Year 2000 is up from $.8 million from the comparable period of the prior year. Increased net income period-to-period is due to increased operating results from its wireless communications products business, partially offset by reduced operating results from its information technology and staffing services business segment and lower interest income.


              Wireless Communications Products

              Wireless communications products revenues increased 6.8% to $7.8 million for the first quarter of Fiscal Year 2000 from $7.3 million for the comparable period of the prior fiscal year. This increase is due to market trial sales of the Company's universal power adapter, partially offset by lower quarter-to-quarter sales of the Company's emergency callbox systems. The Company currently expects callbox systems revenue to increase significantly in the second quarter as the Company commenced performance under contracts to upgrade systems in the Los Angeles and San Francisco areas late in the first quarter. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:


                                                  Quarter Ended         Quarter Ended
                                                 April 30, 1999        April 30, 1998
                                                 --------------        --------------
              Revenues                            $7,842,000             $7,311,000
              Cost of product sales                3,981,000              3,496,000
                                                   ---------              ---------

              Gross margin                         3,861,000              3,815,000
              Gross margin percentage                49.2%                   52.2%

              Indirect costs*                      2,794,000              3,165,000
                                                   ---------              ---------

              Operating income                    $1,067,000              $ 650,000
                                                  ==========               ========


              *Indirect costs include selling, general, and administrative expenses as well as sustaining engineering and research and development expenses.

              The decreased gross margin percentage is due to market trial sales of the Company's universal power adapter product, which has a lower gross margin than the test and measurement and revenue assurance product families of wireless communications products and due to higher amortized software development costs period-to-period.

              The decrease in indirect costs of $.4 million for the first quarter of Fiscal Year 2000 from the comparable period of the prior fiscal year is principally a result of reduced sustaining engineering and product support costs as the product lines mature, as well as slightly decreased selling, general and administrative costs.

              Operating income as a percentage of revenues is 13.6% for the first quarter of Fiscal Year 2000, compared to 8.9% for the comparable period of the prior fiscal year. This increase is primarily due to the reduced indirect costs, as discussed above.

              The Company is continuing its product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $818,000 and $571,000, during the first quarters of Fiscal Years 2000 and 1999, respectively. Corresponding amounts amortized in such periods were $568,000 and $291,000, respectively.

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

              The Company's orders for wireless communications products totalled $8.5 million for the first quarter of Fiscal Year 2000, up from $5.2 million from the comparable prior period. For the twelve-month periods ended April 30, 1999 and 1998, orders received were $36.8 million and $26.6 million, respectively. Because of the long sales cycle involved in selling these products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve-month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at April 30, 1999 totalled $17.8 million, of which $5.3 million relates to long-term maintenance contracts, and $3.7 million relates to the Company's contract to upgrade the Los Angeles County callbox system to comply with the Americans with Disabilities Act's requirements for use by hearing and speech impaired individuals. The Company currently expects the majority of the Los Angeles County contract to be performed in Fiscal Year 2000. Separately, the Company has recorded $2.7 million of deferred revenue for anticipated customer warranty obligations.

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

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; and changes in foreign currency exchange rates which can impact customers' demand for the Company's products and their ability to pay for the Company's products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption in production. Access to the technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products, therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, patents and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Information Technology and Staffing Services

              Revenues provided by the Company's information technology and staffing services business area decreased 7.6%, from $14.4 million in the first quarter of Fiscal Year 1999 to $13.3 million in the first quarter of Fiscal Year 2000. Revenues in this business area decreased from 66.4% of the Company's total revenues in the first quarter of Fiscal Year 1999 to 62.7% of the Company's total revenues in the first quarter of Fiscal Year 2000. The decrease in period-to-period revenue is principally due to the completion of the Company's contract at Reagan Washington National Airport, which expired on September 30, 1998. This contract contributed $2.0 million of revenue in the prior year first quarter. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company.

              Sales to the U.S. Government as well as to government prime contractors were 34% of the Company's total revenue during each of the first quarters of Fiscal Years 1999 and 2000. In the course of the Company's business, its government contracts are periodically opened for competition. The Company plans to aggressively compete for work opened for competition to the extent possible and to selectively pursue certain high value Government procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options. The Company has a multi-year fixed price contract for which it is negotiating a contract modification. The contract is scheduled to end on September 30, 1999 and the Company cannot complete the statement of work due to Government delays in providing required equipment. After initial negotiations, the Company is currently updating a proposal to include all identified open issues. The Company had previously submitted a proposal for a 22-month extension and additional funding of $2.7 million, and the revised proposal is anticipated to be larger. Management currently expects modification will not occur until late summer. The Company believes that it has a meritorious position, and if necessary, the Company intends to seek all remedies available under Federal procurement laws.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for the Company's information technology and staffing services business segment is down from $607,000 in the first quarter of Fiscal Year 1999 to $399,000 in the first quarter of Fiscal Year 2000. This decrease is due to reduced operating income from information technology services contracts and the completion of the contract at Reagan Washington National Airport. Reduced operating income from information technology service contracts is due the Company's expenditures in pursuing efforts in the commercial and Federal non-defense marketplaces.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The revolving credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $9 million (includes highly liquid long-term investments with maturities of 12 to 36 months) during the first quarter of Fiscal Year 2000. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

              During  the first  quarter  of Fiscal  Year  2000,  the  Company's average days' sales in accounts receivable decreased, primarily due to collections from several significant wireless communications products customers during the quarter.

              Several additional key factors indicating the Company's financial condition include:


                                    April 30, 1999         January 31, 1999
                                    --------------         ----------------
      Current ratio                           2.60                    2.54
      Working capital              $    22,387,000        $     21,833,000
      Book value per share                   $7.14                   $7.00



              The Company continued to demonstrate solid financial strength in the above financial factors during the first quarter of Fiscal Year 2000 due to continued profitable activity.

              During the first quarter of Fiscal Year 2000, the Company generated $6.0 million of cash flows from operating activities, up sharply from $2.2 million in the prior year's first quarter. This increase is primarily due to strong accounts receivable collections during the current year's first quarter.

              The Company has a significant commitment for capital expenditures at April 30, 1999 for Comarco Wireless Technologies, Inc. The
              Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $818,000 and $568,000, respectively, in the first quarter of Fiscal Year 2000.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of April 30, 1999, the Company has re-purchased and retired approximately 1,237,000 shares of which 27,100 shares with a purchase price of $549,000 was purchased in the first quarter of Fiscal Year 2000. Over the term of the program, which began in 1992, the average price paid per share re-purchased under the program was $9.57. Subsequent to April 30, 1999 and through June 4, 1999, the Company has re-purchased another 47,300 shares for an aggregate amount of $938,000.

              The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

              The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.


              Year 2000

              Many computer systems and software products currently in use by businesses and government organizations are coded to accept two digits, rather than four, to specify the year. Such computer systems and software products will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000 Issue"). The Company's technical personnel has assessed the impact of the Year 2000 Issue on the Company's products and services.

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


              Information Systems

              The Company has received letters or has completed remediation whereby all of its accounting and manufacturing software has been determined to be year 2000 compliant. The Company is completing its inventory of computers and computer peripheral equipment and has determined that a few older units are not year 2000 compliant. These units will be replaced as part of the regular replacement program this year. Remediation efforts on the readiness of the Company's internal information systems are expected to be completed by late summer 1999.


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

              Emergency callboxes - The technology acquired from GTE has been determined to be substantially year 2000 compliant. Changes required are minimal. The Company has assessed the year 2000 reliability of the technology acquired from Cubic Communications and determined that some problems may exist. Approximately two-thirds of the installed base is in the process of being upgraded, which will eliminate any potential Year 2000 Issue for these callboxes. The remaining one-third of the installed base has been offered an upgrade proposal and if accepted, would remove any remaining year 2000 concerns. To the degree the outstanding upgrade proposals are not accepted, there would remain some possible year 2000 exposure. At this time, the Company does not believe that it will incur a material liability in regard to possible year 2000 problems from systems previously sold by Cubic Communications. But no assurance can be given at this time as to the amount, if any, of the liability the Company may ultimately sustain in this regard.

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


              Non-IT Systems

              Non-IT systems include embedded technology such as micro-controllers. The Company's assessment indicated that the equipment utilized in its manufacturing process is not date dependent. The Company has assessed the impact of non-IT issues on its other office equipment (telephone systems, copiers, facsimile machines, etc.) and facility infrastructure for which it is responsible. Responses are being received from the respective vendors, and the Company does not expect any significant issues in this area. The Company will continue to assess non-IT systems and expects substantial resolution by late summer 1999.

              Business Partners

              Business partners include, but are not limited to: suppliers, the Company's bank, insurance and benefit providers, and property management firms. The Company's operations are dependent to varying degrees on the readiness of these and other partners. The Company has issued questionnaires to or has received correspondence from most of the currently identified business partners. To date, the responses received indicate that many of the Company's business partners are actively addressing the Year 2000 Issue. The Company is continuing to pursue responses in order to complete its evaluation. By late summer 1999, the Company expects to have identified and developed contingency plans for business partners that cannot give adequate assurances that they will be year 2000 ready.


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

              The Company will be developing contingency plans with respect to this most likely worst case scenario as additional information is obtained from both business partners and customers. Such plans will not be finalized until late summer 1999 at the earliest.


              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of April 30, 1999, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

              The Company's interest rate risk is limited to approximately $325,000 of available-for-sale investments as of April 30, 1999. These investments are high-grade municipal debt securities with maturities from one to five years which are subject to interest rate fluctuations.

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




June 14, 1999




                         ----------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)