Form 10-Q
period 1999-07-31
COMARCO INC
filed 1999-09-14
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 1999                 Commission File Number 0-5449



                                  COMARCO, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                     95-2088894
             ----------                                     ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

1551 North Tustin Avenue, Suite 850, Santa Ana, California     92705
----------------------------------------------------------     -----
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code         (714) 796-1808
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1999.

                          Common Stock,
                         $.10 Par Value                   4,354,910 Shares
                         --------------                   ----------------

Index to Form 10-Q

                                                                     Page No.
Part I.        Financial Information


Condensed Consolidated Balance Sheets
    July 31, 1999 and January 31, 1999                                  1

Condensed Consolidated Statements of Income
    Quarters Ended and Two Quarters Ended July 31, 1999
     and July 31, 1998                                                  2

Condensed Consolidated Statements of Cash Flows
    Two Quarters Ended July 31, 1999 and July 31, 1998                  3

Condensed Consolidated Statements of Comprehensive Income
    Two Quarters Ended July 31, 1999 and July 31, 1998                  4

Notes to Condensed Consolidated Financial Statements                    5-7

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                 8-15



PART II.       OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K                           16

 Signature                                                              17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                      July 31, 1999              January 31, 1999
ASSETS                                                   (Unaudited)                     *

Current assets:
         Cash and cash equivalents                    $       6,874,000          $      3,220,000
         Short-term investments                               3,018,000                 2,775,000
         Accounts receivable, net                            17,004,000                23,151,000
         Inventory                                            4,994,000                 4,157,000
         Deferred tax asset                                   2,366,000                 2,112,000
         Other current assets                                   668,000                   575,000
                                                      -----------------          ----------------

Total current assets                                         34,924,000                35,990,000

Long-term investments                                           295,000                   526,000
Property and equipment, net                                   2,743,000                 2,424,000
Software development costs, net                               4,865,000                 4,185,000
Intangible assets, net                                        3,384,000                 3,587,000
Other assets                                                    566,000                   575,000
                                                      -----------------          ----------------

TOTAL ASSETS                                          $      46,777,000          $    47,287,000
                                                      =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                             $       1,395,000          $      1,075,000
         Deferred revenue                                     2,880,000                 2,902,000
         Accrued liabilities                                  8,281,000                10,180,000
                                                      -----------------          ----------------

Total current liabilities                                    12,556,000                14,157,000

Deferred income taxes                                         2,107,000                 1,928,000
Minority interest                                                 9,000                     -

Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000   shares   authorized,
           4,422,610  and  4,456,460  shares
           outstanding at July 31, 1999 and
           January 31, 1999, respectively                       442,000                   446,000
         Capital contributed in excess of par value           1,731,000                 2,795,000
         Other comprehensive income:
           Unrealized investment gains                           16,000                    16,000
         Retained earnings                                   29,916,000                27,945,000
                                                      -----------------          ----------------

Total stockholders' equity                                   32,105,000                31,202,000
                                                      -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $      46,777,000          $     47,287,000
                                                      =================          ================

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1999 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                      Quarter Ended                          Two Quarters Ended
                                                      -------------                          ------------------
                                         July 31, 1999          July 31, 1998       July 31, 1999        July 31, 1998
                                         -------------          -------------       -------------        -------------
Revenues:
   Contract revenues                  $    13,829,000       $    14,647,000      $    27,161,000      $    29,041,000
   Product sales                            8,973,000             7,364,000           16,815,000           14,721,000
                                            ---------             ---------           ----------           ----------
                                           22,802,000            22,011,000           43,976,000           43,762,000
                                           ----------            ----------           ----------           ----------

Direct costs:
   Contract costs                           9,275,000             9,888,000           17,996,000           19,604,000
   Cost of product sales                    4,994,000             3,142,000            8,975,000            6,685,000
                                            ---------             ---------            ---------            ---------
                                           14,269,000            13,030,000           26,971,000           26,289,000

Indirect costs                              6,988,000             7,010,000           13,994,000           14,265,000
                                            ---------             ---------           ----------           ----------

                                           21,257,000            20,040,000           40,965,000           40,554,000
                                           ----------            ----------           ----------           ----------

Operating income                            1,545,000             1,971,000            3,011,000            3,208,000

Minority interest in earnings of
   subsidiary                                   9,000                  -                   9,000                 -
Net interest income                            97,000                95,000              177,000              213,000
                                               ------                ------              -------              -------

Income before income taxes                  1,633,000             2,066,000            3,179,000            3,421,000

Income taxes                                  621,000               785,000            1,208,000            1,300,000
                                      ---------------       ---------------      ---------------      ---------------


Net income                            $     1,012,000       $     1,281,000      $     1,971,000      $     2,121,000
                                      ===============       ===============      ===============      ===============

Earnings per share:
   Basi                                     $     .23             $     .27            $     .45           $      .45
                                            =========             =========            =========            =========

   Diluted                                  $     .21             $     .25            $     .41           $      .42
                                            =========             =========            =========           ==========



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Two Quarters Ended

                                                                         July 31, 1999              July 31, 1998
                                                                         -------------              -------------
Cash flows from operating activities:
    Net income                                                       $       1,971,000          $      2,121,000
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                         1,686,000                 1,348,000
       Gain on disposal of property and equipment                               (8,000)                   (4,000)
       Deferred income taxes                                                   (75,000)                      -
       Minority interest                                                         9,000                       -
       Provision for doubtful accounts receivable                               44,000                    44,000
       Net purchases of trading securities                                    (275,000)                 (767,000)
       Decrease (increase) in accounts receivable                            6,103,000                  (992,000)
       Decrease (increase) in inventory                                       (837,000)                  390,000
       Decrease (increase) in other current assets                             (93,000)                   99,000
       Decrease in other assets                                                  9,000                     4,000
       Increase in accounts payable                                            320,000                    58,000
       Decrease in deferred revenue                                            (22,000)                 (113,000)
       Decrease in accrued liabilities                                      (1,899,000)               (1,106,000)
                                                                     ------------------         ------------------

    Net cash provided by operating activities                                6,933,000                 1,082,000

Cash flows from investing activities:
    Proceeds from sales and maturities of investments                          263,000                   455,000
    Purchases of property and equipment                                       (895,000)                 (525,000)
    Software development costs                                              (1,579,000)               (1,579,000)
    Cost of acquisition of Industrial Technology
      intellectual property                                                       -                   (1,000,000)
                                                                     ------------------         -----------------

    Net cash used in investing activities                                   (2,211,000)               (2,649,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                     880,000                    64,000
    Purchase of common stock                                                (1,948,000)                 (728,000)
                                                                     ------------------         -----------------

    Net cash used in financing activities                                   (1,068,000)                 (664,000)
                                                                     ------------------         -----------------

Net increase (decrease) in cash and cash equivalents                 $       3,654,000          $     (2,231,000)
                                                                     =================          =================


Supplemental  disclosures  of cash flow  information:
  Cash paid during the two quarters for:
       Interest                                                      $               -           $             -
       Income taxes                                                          2,050,000                 1,569,000


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)


                                                     Quarter Ended                                Two Quarters Ended
                                                     -------------                                ------------------
                                              July 31, 1999         July 31, 1998         July 31, 1999        July 31, 1998
                                              -------------         -------------         -------------        -------------
  Net income                                  $   1,012,000         $   1,281,000         $   1,971,000        $   2,121,000

  Other comprehensive income:
      Unrealized holding gains on
         investments, net of tax                          -                     -                     -                    -
                                              -------------         -------------         -------------        -------------

  Comprehensive income                        $   1,012,000         $   1,281,000         $   1,971,000        $   2,121,000
                                              =============         =============         =============        =============



See accompanying notes to the condensed consolidated financial statements.


                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                         July 31, 1999 and July 31,1998
                                   (Unaudited)

1.       General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at July 31, 1999 and January 31, 1999, the results of its operations for the quarters ended and two quarters ended July 31, 1999 and July 31, 1998, and its cash flows for the two quarters ended July 31, 1999 and July 31, 1998. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and two quarters ended July 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.


2.     Recent Developments

       In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products business area. This plan involves marketing the Company's information technology and staffing services segment's product lines to potential buyers. Total revenues and operating income of the information technology and staffing services segment were $27.2 million and $1.2 million for the six months ended July 31, 1999, respectively, and $58.0 million and $1.7 million for the fiscal year ended January 31, 1999, respectively. The Company has retained a financial advisor to explore options to market the information technology and staffing services segment's product lines. The Company currently expects the marketing and selling process to take a minimum of six to nine months, and there can be no assurance that all of the information technology and staffing services segment's product lines can be sold to a single or multiple buyers at acceptable valuations.


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


                                                 Quarter Ended                                Two Quarters Ended
                                                 -------------                                ------------------
                                        July 31, 1999           July 31, 1998           July 31, 1999         July 31, 1998
                                        -------------           -------------           -------------         -------------
   Basic:

   Net income                            $  1,012,000            $   1,281,000           $  1,971,000           $  2,121,000
   Weighted average shares
     outstanding                            4,396,000                4,714,000              4,425,000              4,716,000
                                         ------------            -------------           ------------           ------------

   Basic income per common
     share                               $        .23            $         .27           $        .45           $        .45
                                         ============            =============           ============           ============


   Diluted:

   Net income                            $  1,012,000            $   1,281,000           $  1,971,000           $  2,121,000

   Less - net income allocated
     to subsidiary dilutive stock
     options outstanding                      (35,000)                 (52,000)               (75,000)               (74,000)
                                         -------------           -------------           ------------           ------------

   Net income used in calculation
     of diluted income per
     common share                        $    977,000            $   1,229,000           $  1,896,000           $  2,047,000
                                         ============            =============           ============           ============


   Weighted average shares
     outstanding                            4,396,000                4,714,000              4,425,000              4,716,000

   Plus - common equivalent shares
     (determined using the "treasury
     stock" method representing shares
     issuable upon exercise
     of stock options                         184,000                  204,000                196,000                205,000
                                         ------------            -------------           ------------           ------------

   Weighted average number
     of shares used in calculation
     of diluted income per
     common share                           4,580,000                4,918,000              4,621,000              4,921,000
                                         ============            =============           ============           ============

 Diluted income per common
     share                               $        .21            $         .25         $          .41           $        .42
                                         ============            =============         ==============           ============

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

       Summarized financial information by business segment for the first two quarters of Fiscal Year 2000 is as follows:


                                          Wireless           Information
                                       Communications       Technology and           Corporate
                                          Products        Staffing Services          and Other       Total
                                          --------        -----------------          ---------       -----
       Revenues                             $16,815           $27,161                 -              $43,976
       Income before income taxes             2,082             1,178                 $(81)            3,179
       Identifiable assets                   20,254            14,549                11,974           46,777


       Summarized financial information by business segment for the first two quarters of Fiscal Year 1999 is as follows:


                                          Wireless           Information
                                       Communications       Technology and           Corporate
                                          Products        Staffing Services          and Other       Total
                                          --------        -----------------          ---------       -----
       Revenues                           $14,662             $29,100                   -            $43,762
       Income before income taxes           2,131               1,233                   $57            3,421
       Identifiable assets                 20,151              14,757                 9,282           44,190


5.     Commitments and Contingencies

       The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

       The Company has a multi-year fixed price contract for which it is negotiating a contract modification. The contract is scheduled to end on September 30, 1999, and the Company cannot complete the statement of work due to the U.S. Government delays in providing required equipment. The Company has submitted a request to the U.S. Government for additional funding of approximately $5.7 million and a 32-month extension. Negotiations are ongoing, and if the negotiations are successfully completed, the actual modification will not occur until the end of September. The Company believes that it has a meritorious position, and if necessary, the Company intends to seek all remedies available under Federal procurement laws.


6.     Reclassifications

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

              Recent Developments

              In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products business area. This plan involves marketing the Company's information technology and staffing services segment's product lines to potential buyers. Total revenues and operating income of the information technology and staffing services segment were $27.2 million and $1.2 million for the six months ended July 31, 1999, respectively, and $58.0 million and $1.7 million for the fiscal year ended January 31, 1999, respectively. The Company has retained a financial advisor to explore options to market the information technology and staffing services segment's product lines. The Company currently expects the marketing and selling process to take a minimum of six to nine months, and there can be no assurance that all of the information technology and staffing services segment's product lines can be sold to a single or multiple buyers at acceptable valuations.


       (a)    Results of Operations

              During the second quarter of Fiscal Year 2000 (year ending January 31, 2000), the Company recorded total revenues of $22.8 million, up 3.6% from the revenues of $22.0 million for the comparable period of the prior fiscal year. Revenues for the first two quarters of Fiscal Year 2000 of $44.0 million are up .5% from revenues of $43.8 million for the comparable period of the prior fiscal year. Increased year-to-year revenues are primarily due to:

              o sales of the Company's wireless communications products, specifically sales of callbox and power adapter products, offset by lower sales of test and measurement equipment;
              o increase in information technology services activity of 13% year-to-year;
              partially offset by:
              o completion of the Company's contract at Reagan Washington National Airport, which expired September 30, 1998; this contract contributed $4.0 million of revenue in the prior year's first two quarters.

              Total direct costs of $14.3 million for the second quarter of Fiscal Year 2000 were up $1.3 million, or 10%, from $13.0 million for the second quarter of Fiscal Year 1999. Direct costs for the first two quarters of Fiscal Year 2000 of $27.0 million were up $.7 million, or 2.7%, from $26.3 million for the comparable period of the prior fiscal year. The increases relate to increased revenue activity in the Company's wireless communications products business, as discussed below.

              Total indirect costs of $7.0 million for the second quarter of Fiscal Year 2000 were flat from the prior year's second quarter. Indirect costs for the first two quarters of Fiscal Year 2000 of $14.0 million were down $.3 million, or 2.1%, from $14.3 million for the comparable period of the prior fiscal year. The year-to-date decrease was due to reduced indirect costs of the wireless communications products business, as discussed below.

              Net interest income (interest income less interest expense) for the second quarter of Fiscal Year 2000 amounted to $97,000, as compared to $95,000 for the comparable period of the prior fiscal year. Net interest income for the first two quarters of Fiscal Year 2000 amounted to $177,000, as compared to $213,000 for the comparable period of the prior fiscal year. The year-to-year decrease was principally due to a reduction in cash available to invest (excludes investments in the Company's deferred compensation plan for executives) from an average of $8 million in the first two quarters of Fiscal Year 1999 to an average of $7.6 million in the first two quarters of Fiscal Year 2000.

              The Company's effective tax rate for the first two quarters of Fiscal Year 2000 was 38%, the same as the comparable period of the prior fiscal year.

              Net income of $1.0 million for the second quarter of Fiscal Year 2000 was down from $1.3 million for the comparable period of the prior year. Net income of $2.0 million for the first two quarters of Fiscal Year 2000 was down from $2.1 million for the comparable period of the prior year


              Wireless Communications Products

              Wireless communications products revenues increased 21.6% to $9.0 million for the second quarter of Fiscal Year 2000 from $7.4 million for the comparable period of the prior fiscal year. Revenues increased 14.3% to $16.8 million for the first two quarters of Fiscal Year 2000 from $14.7 million for the comparable period of the prior fiscal year. This increase was due to increased sales of the Company's emergency callbox and power adapter products, offset by reduced revenues from its test and measurement products. Summary operating results for Comarco Wireless Technologies, Inc., the Company's wireless communications products subsidiary, are as follows:

                                              Two Quarters Ended    Two Quarters Ended
                                                 July 31, 1999         July 31, 1998
                                                 -------------         -------------
                 Revenues                           $16,815,000          $14,662,000
                 Cost of product sales                8,975,000            6,638,000
                                                      ---------            ---------

                 Gross margin                         7,840,000            8,024,000
                 Gross margin percentage                46.6%                 54.7%

                 Indirect costs*                      5,749,000            5,893,000
                                                      ---------            ---------

                 Operating income                   $ 2,091,000          $ 2,131,000
                                                     ==========           ==========

              *Indirect  costs  include  selling,   general  and  administrative
              expenses as well as research and development expenses.

              The decreased gross margin percentage is due to greater sales of the Company's emergency callbox systems and market trial sales of the Company's universal power adapter product, which have lower gross margins than the test and measurement and revenue assurance product families, which made up a greater percentage of wireless communications products sales in Fiscal Year 1999. Sales of callbox systems were up 28% for the first two quarters of Fiscal Year 2000 over the comparable period of the prior fiscal year, while sales of test and measurement products were down 19% from the prior fiscal year. Additionally, there were no power adapter sales in the first two quarters of Fiscal Year 1999. The Company believes that sales of emergency callbox systems will continue to exceed prior year levels for the remainder of Fiscal Year 2000 as it completes performance on several callbox upgrade contracts in California. Test and measurement product sales should increase in the second half of Fiscal Year 2000 compared to first half results due to anticipated upgraded product offerings, although there can be no assurances in this regard.

              The decrease in indirect costs of $.2 million for the first two quarters of Fiscal Year 2000 from the comparable period of the prior fiscal year was partially a result of reduced sustaining engineering and product support costs as product lines mature, as well as slightly decreased selling, general and administrative costs.

              Operating income as a percentage of revenues was 11.4% for the second quarter of Fiscal Year 2000, compared to 20.2% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues was 12.4% for the first two quarters of Fiscal Year 2000, compared to 14.5% for the comparable period of the prior fiscal year. These decreases were primarily due to the lower gross income due to a larger mix of the lower margin emergency callbox systems and universal power adapter products than in the prior year's first two quarters, as discussed above.

              The Company is continuing its product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1,579,000 during the first two quarters of Fiscal Year 1999 and the first two quarters of Fiscal Year 2000. Corresponding amounts amortized were $899,000 and $721,000, in the first two quarters of Fiscal Year 2000 and 1999, respectively.

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

              The Company's orders for wireless communications products totalled $7.5 million for the second quarter of Fiscal Year 2000, up from $7.4 million from the comparable prior period. For the twelve-month periods ended July 31, 1999 and 1998, orders received were $36.8 million and $28.0 million, respectively. Because of the long sales cycle involved in selling the Company's wireless products and the high unit sales price, the Company believes that orders are best analyzed by looking at a twelve-month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders at July 31, 1999 totalled $13.7 million, of which $4.8 million relates to long-term maintenance contracts, and $4.7 million relates to the Company's contracts to upgrade the callbox systems for Los Angeles County and the San Francisco Bay areas of California. The Company currently expects to complete performance on these upgrade contracts in Fiscal Year 2000. An additional $2.6 million of deferred revenue has been recorded for anticipated customer warranty obligations.

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

              The Company faces additional risk factors in developing its wireless communications products business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; and changes in foreign currency exchange rates which can impact customers' demand for the Company's products and their ability to pay for the Company's products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from a single supplier or a limited number of suppliers, and the inability of any of these suppliers to fulfill Company requirements may result in an interruption of production. Access to the technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products; therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of trade secrets, copyrights, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Information Technology and Staffing Services

              In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products business area. This plan involves marketing the Company's information technology and staffing services segment's product lines to potential buyers. The Company has retained a financial advisor to explore options to market the information technology and staffing services segment. The Company currently expects the marketing and selling process to take a minimum of six to nine months, and there can be no assurance that all of the information technology and staffing services segment's product lines can be sold to a single or multiple buyers at acceptable valuations.

              Revenues provided by the Company's information technology and staffing services business area decreased 5.5%, from $14.6 million in the second quarter of Fiscal Year 1999 to $13.8 million in the second quarter of Fiscal Year 2000. Revenues from this business area decreased 6.5%, from $29.1 million for the first two quarters of Fiscal Year 1999 to $27.2 million for the first two quarters of Fiscal Year 2000. Revenues in this business area decreased from 66.4% of the Company's total revenues in the first two quarters of Fiscal Year 1999 to 61.8% of the Company's total revenues in the first two quarters of Fiscal Year 2000. The decrease in period-to-period revenue was principally due to the completion of the Company's contract at Reagan Washington National Airport, which expired on September 30, 1998. This contract contributed $4.0 million of revenue in the prior year's first two quarters. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company.

              Sales to the U.S. Government as well as to government prime contractors were 34% and 39% of the Company's total revenue during the first two quarters of Fiscal Years 1999 and 2000, respectively. In the course of the Company's business, its government contracts are periodically opened for competition. The Company plans to aggressively compete for work opened for competition to the extent possible and to selectively pursue certain high value contract procurements. There can be no assurance that the Company will be selected and awarded the work associated with any of its future proposals. The Company has no recompetitions of major contracts for the next two years. In addition, government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options. The Company has a multi-year fixed price contract for which it is negotiating a contract modification. The contract is scheduled to end on September 30, 1999, and the Company cannot complete the statement of work due to U.S. Government delays in providing required equipment. The Company has submitted a request to the U.S. Government for additional funding of approximately $5.7 million and a 32-month extension. Negotiations are ongoing, and if the negotiations are successfully completed, the actual modification will not occur until the end of September. The Company believes that it has a meritorious position, and if necessary, the Company intends to seek all remedies available under Federal procurement laws.


              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for information technology and staffing services is up from $578,000 in the second quarter of Fiscal Year 1999 to $695,000 in the second quarter of Fiscal Year 2000. Operating income for information technology and staffing services is down from $1,233,000 in the first two quarters of Fiscal Year 1999 to $1,178,000 in the first two quarters of Fiscal Year 2000. The decrease in the year-to-year comparison was primarily due to lower operating income for information technology services, partially offset by higher operating income from commercial staffing services.


          (b) Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 21, 1998.
              The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $7.6 million (includes highly liquid long-term investments with maturities of 12 to 36 months, excludes investments in the Company's deferred compensation plan for executives) during the first two quarters of Fiscal Year 2000. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

              During the first two quarters of Fiscal Year 2000, the Company's average days' sales in accounts receivable have decreased, primarily due to collections from several significant wireless communications products customers as well as improved collections from information technology services customers.

              Several additional key factors indicating the Company's financial condition include:

                                            July 31, 1999         January 31, 1999
                                            -------------         ----------------
              Current ratio                          2.78                    2.54
              Working capital             $    22,368,000        $     21,833,000
              Book value per share                  $7.26                   $7.00


              The Company continued to demonstrate solid financial strength in the above financial factors during the first two quarters of Fiscal Year 2000 due to continued profitable activity.

              During the first two quarters of Fiscal Year 2000, the Company generated $6.9 million of cash flows from operating activities, up sharply from the $1.1 million from the prior year's first two quarters. This increase is primarily due to strong accounts receivable collections during the current fiscal year.

              The Company has a significant commitment for capital expenditures at July 31, 1999 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $1,579,000 and $899,000, respectively, in the first two quarters of Fiscal Year 2000.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 1,500,000 shares. As of July 31, 1999, the Company has re-purchased and retired approximately 1,308,000 shares of which 97,600 shares with a purchase price of $1,948,000 was purchased in the first two quarters of Fiscal Year 2000. Over the term of the program, which began in 1992, the average price paid per share re-purchased under the program was $10.12. Subsequent to July 31, 1999 and through September 14, 1999, the Company has re-purchased another 75,200 shares for an aggregate amount of $1,494,000.

              The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

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

              The Company has established a two-phase program to complete its year 2000 efforts. The first phase includes planning, inventory and assessment; the final phase consists of correction, testing, deployment, and acceptance. The Company has divided its efforts into the categories of internal information systems, products, non-IT systems, business partners, and customers. The status of each with respect to the Company's two-phase process is addressed below.


              Information Systems

              The Company has received letters or has completed remediation whereby all of its accounting and manufacturing software has been determined to be year 2000 compliant. The Company is completing its inventory of computers and computer peripheral equipment and has determined that a few older units are not year 2000 compliant. These units will be replaced as part of the regular replacement program this year. Remediation efforts on the readiness of the Company's internal information systems are expected to be completed by October 1999.


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

              Emergency callboxes - The technology acquired from GTE has been determined to be substantially year 2000 compliant. Changes required are minimal. The Company has assessed the year 2000 reliability of the technology acquired from Cubic Communications and determined that some problems may exist. Substantially all of the installed base is in the process of being upgraded, which will eliminate any potential Year 2000 Issue for these callboxes. At this time, the Company does not believe that it will incur a material liability in regard to possible year 2000 problems from systems previously sold by Cubic Communications.

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


              Non-IT Systems

              Non-IT systems include embedded technology such as micro-controllers. The Company's assessment indicated that the equipment utilized in its manufacturing process is not date dependent. The Company has assessed the impact of non-IT issues on its other office equipment (telephone systems, copiers, facsimile machines, etc.) and facility infrastructure for which it is responsible. Responses are being received from the respective vendors, and the Company does not expect any significant issues in this area. The Company will continue to assess non-IT systems and expects substantial resolution by October 1999.


              Business Partners

              Business partners include, but are not limited to: suppliers, the Company's bank, insurance and benefit providers, and property management firms. The Company's operations are dependent to varying degrees on the readiness of these and other partners. The Company has issued questionnaires to or has received correspondence from most of the currently identified business partners. To date, the responses received indicate that many of the Company's business partners are actively addressing the Year 2000 Issue. The Company is continuing to pursue responses in order to complete its evaluation. By October 1999, the Company expects to have identified and developed contingency plans for business partners that cannot give adequate assurances that they will be year 2000 ready.


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

              The Company will use both internal and external resources to ensure that it is year 2000 ready. The Company has not deferred any significant information technology projects as a result of the year 2000 effort. The total cost of the program is being funded through operating cash flows. The total cost associated with the year 2000 effort is not expected to be material to the Company's consolidated results of operations and financial position.

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

              The Company will be developing contingency plans with respect to this most likely worst case scenario as additional information is obtained from both business partners and customers. Such plans will not be finalized until the latter part of calendar year 1999.



              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of July 31, 1999, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

              The Company's interest rate risk is limited to approximately $295,000 of available-for-sale investments as of July 31, 1999. These investments are high-grade municipal debt securities with maturities from one to five years which are subject to interest rate fluctuations.

PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following exhibits are included herewith:

              ll.  Schedule of Computation of Net Income Per Share

       (b)    Reports on Form 8-K

              On July 22, 1999, the Company filed a Current Report on Form 8-K reporting the announcement of a strategic plan to enhance shareholder value by marketing the Company's information technology and staffing services segment's product lines and enclosing its press release of July 7, 1999 to that effect.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 COMARCO, Inc.
                       ---------------------------------
                                  (Registrant)




September 14, 1999





               --------------------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)