Form 10-Q
period 1999-10-31
COMARCO INC
filed 1999-12-15
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended October 31, 1999       Commission File Number 0-5449



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1999.

                            Common Stock,
                           $.10 Par Value                   4,285,060 Shares
                           --------------                   ----------------

Index to Form 10-Q

                                                                     Page No.
                                                                     --------
Part I.        Financial Information


 Condensed Consolidated Balance Sheets
     October 31, 1999 and January 31, 1999                              1

 Condensed Consolidated Statements of Income (Loss)
     Quarters Ended and Three Quarters Ended October 31, 1999
      and October 31, 1998                                              2

 Condensed Consolidated Statements of Cash Flows
     Three Quarters Ended October 31, 1999 and October 31, 1998         3

 Condensed Consolidated Statements of Comprehensive Income (Loss)
     Three Quarters Ended October 31, 1999 and October 31, 1998         4

 Notes to Condensed Consolidated Financial Statements                   5-8

 Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                9-15



 PART II.       OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                         16

   Signature                                                            17

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                     October 31, 1999           January 31, 1999
ASSETS                                                  (Unaudited)                     *
Current assets:
         Cash and cash equivalents                   $       2,701,000          $      3,220,000
         Short-term investments                              3,173,000                 2,775,000
         Accounts receivable, net                            9,785,000                11,518,000
         Inventory                                           4,954,000                 4,157,000
         Deferred tax asset                                  2,492,000                 2,112,000
         Net assets available for sale                       9,330,000                10,464,000
         Other current assets                                  465,000                   337,000
                                                     -----------------          ----------------

Total current assets                                        32,900,000                34,583,000

Long-term investments                                             -                      526,000
Property and equipment, net                                  2,456,000                 1,948,000
Software development costs, net                              5,286,000                 4,185,000
Intangible assets, net                                       1,328,000                 1,544,000
Other assets                                                   127,000                    94,000
                                                     -----------------          ----------------

TOTAL ASSETS                                         $      42,097,000          $    42,880,000
                                                     =================          ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                            $         847,000          $        499,000
         Deferred revenue                                    2,871,000                 2,902,000
         Accrued liabilities                                 6,863,000                 6,349,000
                                                     -----------------          ----------------

Total current liabilities                                   10,581,000                 9,750,000

Deferred income taxes                                        2,197,000                 1,928,000
Minority interest                                               38,000                      -
Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000   shares   authorized,
           4,301,560  and  4,456,460  shares
           outstanding at October 31, 1999 and
           January 31, 1999, respectively                      430,000                   446,000
         Capital contributed in excess of par value          3,308,000                 2,795,000
         Other comprehensive income:
           Unrealized investment gains                          16,000                    16,000
         Retained earnings                                  25,527,000                27,945,000
                                                     -----------------          ----------------

Total stockholders' equity                                  29,281,000                31,202,000
                                                     -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $      42,097,000          $     42,880,000
                                                     =================          ================

See accompanying notes to the condensed consolidated financial statements.

*The condensed consolidated balance sheet as of January 31, 1999 has been summarized from the Company's audited consolidated balance sheet as of that date.

                         COMARCO, Inc. and Subsidiaries
               Condensed Consolidated Statements of Income (Loss)
                                   (Unaudited)

                                                           Quarter Ended                           Three Quarters Ended
                                                           -------------                           ---------------------
                                              October 31, 1999       October 31, 1998       October 31, 1999    October 31, 1998
                                              ----------------       ----------------       ----------------    ----------------
Revenue:
   Product sales                            $     10,686,000        $      7,076,000      $      25,189,000       $      19,254,000
   Services                                        1,273,000               1,359,000              3,585,000               3,843,000
                                                   ---------               ---------              ---------               ---------
                                                  11,959,000               8,435,000             28,774,000              23,097,000
                                                  ----------               ---------             ----------              ----------
Cost of sales:
   Product sales                                   5,332,000               2,696,000             12,705,000               7,573,000
   Services                                          926,000                 812,000              2,528,000               2,573,000
                                                     -------                 -------              ---------               ---------
                                                   6,258,000               3,508,000             15,233,000              10,146,000
                                                   ---------               ---------             ----------              ----------

Gross profit                                       5,701,000               4,927,000             13,541,000              12,951,000

Selling, general & administrative costs            2,538,000               2,539,000              6,721,000               6,916,000
Engineering and support costs                        848,000                 653,000              2,811,000               2,656,000
                                                     -------                 -------              ---------               ---------

Operating income                                   2,315,000               1,735,000              4,009,000               3,379,000

Net interest income                                   47,000                  40,000                224,000                 253,000
Minority interest in earnings
   of subsidiary                                     (29,000)                      -                (38,000)                  -
                                                     --------              ---------               --------               ---------

Income before income taxes                         2,333,000               1,775,000              4,195,000               3,632,000
Income taxes                                         851,000                 648,000              1,531,000               1,326,000
                                                ------------            ------------          -------------           -------------

Net income from continuing operations              1,482,000               1,127,000             2,664,000                2,306,000

Net income (loss) from discontinued
   operations                                     (1,894,000)                449,000            (1,105,000)               1,391,000
                                                  -----------                -------            -----------               ---------

Net income (loss)                           $       (412,000)       $      1,576,000      $       1,559,000       $       3,697,000
                                            =================       ================      =================       =================


Earnings per share from continuing operations:
   Basic                                              $  .34                  $  .25                 $  .60                  $  .49
                                                      ======                  ======                 ======                  ======

   Diluted                                            $  .31                  $  .23                 $  .54                  $  .44
                                                      ======                  ======                 ======                  ======

Earnings (loss) per share from discontinued operations:
   Basic                                              $ (.43)                 $  .10                 $ (.25)                 $  .30
                                                      ======                  ======                 ======                  ======

   Diluted                                            $ (.42)                 $  .09                 $ (.24)                 $  .29
                                                      ======                  ======                 ======                  ======

Earnings (loss) per share:
   Basic                                              $  (.09)                $  .35                 $  .35                  $  .79
                                                      =======                 ======                 ======                  ======

   Diluted                                            $  (.11)                $  .32                 $  .30                  $  .73
                                                      =======                 ======                 ======                  ======


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Three Quarters Ended

                                                                          October 31, 1999           October 31, 1998
                                                                          ----------------           ----------------
Cash flows from operating activities:
    Net income from continuing operations                                 $     2,664,000            $    2,306,000
    Adjustments to reconcile net income from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization                                            2,283,000                 1,941,000
       Loss (gain) on disposal of property and equipment                           65,000                    (4,000)
       Deferred income taxes                                                     (111,000)                 (302,000)
       Provision for doubtful accounts receivable                                  18,000                    18,000
       Net purchases of trading securities                                       (431,000)                 (576,000)
       Decrease (increase) in accounts receivable                               1,715,000                  (557,000)
       Decrease (increase) in inventory                                          (797,000)                  145,000
       Decrease (increase) in other current assets                               (128,000)                   94,000
       Decrease (increase) in other assets                                        (33,000)                   57,000
       Increase in accounts payable                                               348,000                   130,000
       Increase (decrease) in deferred revenue                                    (31,000)                  272,000
       Increase in accrued liabilities                                            514,000                   632,000
                                                                              -----------                ----------

    Net cash provided by operating activities                                   6,076,000                 4,156,000

Cash flows from investing activities:
    Proceeds from sales and maturities of investments                             559,000                 2,377,000
    Purchases of property and equipment                                        (1,262,000)                 (810,000)
    Proceeds from sales of property and equipment                                   9,000                     4,000
    Software development costs                                                 (2,488,000)               (2,235,000)
    Cost of acquisition of Industrial Technology intellectual property               -                   (1,000,000)
                                                                              -----------               -----------

    Net cash used in investing activities                                      (3,182,000)               (1,664,000)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                        919,000                    63,000
    Purchase of common stock                                                   (4,399,000)               (5,194,000)
                                                                              -----------               -----------

    Net cash used in financing activities                                      (3,480,000)               (5,131,000)
                                                                              -----------               ------------

Net decrease in cash and cash equivalents - continuing operations              (2,212,000)               (2,639,000)

Net increase (decrease) in cash and cash equivalents -
    discontinued operations                                                      1,693,000               (1,010,000)
                                                                              ------------              -----------

Net decrease in cash and cash equivalents                                 $      (519,000)           $   (3,649,000)
                                                                          ================           ==============


Supplemental  disclosures of cash flow  information:
  Cash paid during the three
    quarters for:
       Interest                                                           $             -            $            -
       Income taxes                                                             3,235,000                 2,345,000

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)


                                                        Quarter Ended                              Three Quarters Ended
                                                        -------------                              --------------------

                                            October 31, 1999       October 31, 1998    October 31, 1999      October 31, 1998
                                            ----------------       ----------------    ----------------      ----------------
  Net income (loss)                         $       (412,000)      $      1,576,000    $      1,559,000      $      3,697,000

  Other comprehensive income:
      Unrealized holding gains on
         investments, net of tax                     -                        -                    -                       -
                                            ----------------       ----------------    ----------------      ----------------

  Comprehensive income (loss)               $       (412,000)      $      1,576,000    $      1,559,000      $      3,697,000
                                            ================       ================    ================      ================


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
             October 31, 1999, January 31, 1999 and October 31,1998
                                   (Unaudited)

1.     General

       The financial statements have been prepared without audit. However, they reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position at October 31, 1999 and January 31, 1999, the results of its operations for the quarters ended and three quarters ended October 31, 1999 and October 31, 1998, and its cash flows for the three quarters ended October 31, 1999 and October 31, 1998. The information has been prepared in accordance with Form 10-Q instructions, but does not necessarily include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of the quarter ended and three quarters ended October 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.


2.     Divestiture Plan

       In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and service business area. This plan, which was formalized during the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services segment's product lines. The Company has retained the services of two investment banking firms to assist in the sale of these product lines. Accordingly, the financial results of this segment are reported as discontinued operations. Prior periods' results have been restated to conform to the current presentation. Total revenues and operating income (loss) of the information technology and staffing services segment were $39.9 million and ($1.7) million for the nine months ended October 31, 1999, respectively, and $44.9 million and $2.4 million for the nine months ended October 31, 1998, respectively. The Company currently expects the marketing and selling process to take a minimum of six to nine months, and there can be no assurance that all of the information technology and staffing services segment's product lines can be sold to a single or multiple buyers at acceptable valuations.

       Due  to  the  divestiture  plan  and  the  resulting   classification  of
       operations into continuing and discontinued components, segment data is not provided.


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



                                                       Quarter Ended                                Three Quarters Ended
                                                       -------------                                --------------------
                                            October 31, 1999        October 31, 1998        October 31, 1999       October 31, 1998
                                            ----------------        ----------------        ----------------       ----------------
         Basic:

         Net income from
            continuing operations           $     1,482,000          $     1,127,000        $      2,664,000       $     2,306,000
         Weighted average shares
           outstanding                            4,360,000                4,562,000               4,404,000             4,664,000
                                               ------------                ---------              ----------            ----------

         Basic income per share             $           .34          $           .25        $            .60       $           .49
                                            ===============          ===============        ================       ===============

         Net income (loss) from
            discontinued operations         $    (1,894,000)         $       449,000        $     (1,105,000)      $     1,391,000
         Weighted average shares
           outstanding                            4,360,000                4,562,000               4,404,000             4,664,000
                                               ------------                ---------              ----------            ----------

         Basic income (loss) per share      $          (.43)         $           .10        $           (.25)      $           .30
                                            ===============          ===============        =================      ===============

         Net income (loss)                  $      (412,000)         $     1,576,000        $      1,559,000       $     3,697,000
         Weighted average shares
           outstanding                            4,360,000                4,562,000               4,404,000             4,664,000
                                                  ---------                ---------               ---------            ----------

         Basic income (loss) per share      $          (.09)         $           .35        $            .35       $           .79
                                            ===============          ===============        ================       ===============

         Diluted:

         Net income from
            continuing operations           $     1,482,000          $     1,127,000        $      2,664,000       $     2,306,000
         Less - net income allocated
           to subsidiary dilutive stock
           options outstanding                      (84,000)                 (71,000)               (162,000)             (145,000)
                                                 -----------            -------------       ----------------             ---------

         Net income used in calculation
           of diluted income per share
            from continuing operations      $     1,398,000          $     1,056,000        $      2,502,000       $     2,161,000
                                            ===============         ================        ================       ===============


         Weighted average shares
           outstanding                            4,360,000                4,562,000               4,404,000             4,664,000
         Plus - common equivalent shares
           (determined using the "treasury
           stock" method) representing
           shares issuable upon exercise
           of stock options                         156,000                  188,000                 182,000               200,000
                                                 ----------               ----------              ----------             ---------

         Weighted average number
           of shares used in calculation
           of diluted income per share
           from continuing operations             4,516,000                4,750,000               4,586,000             4,864,000
                                             ==============              ===========             ===========           ===========

         Diluted income per share
             from continuing operations      $          .31          $           .23         $           .54       $           .44
                                             ==============          ===============         ===============       ===============

         Net income (loss) from
           discontinued operations          $   (1,894,000)          $       449,000        $     (1,105,000)      $     1,391,000
         Less - net income allocated
           to subsidiary dilutive stock
           options outstanding                        -                         -                     -                         -
                                             ---------------          --------------        ----------------       ---------------

         Net income (loss) used in
           calculation of diluted income
           (loss) per share from
           discontinued operations          $   (1,894,000)          $       449,000        $     (1,105,000)      $     1,391,000
                                            ==============           ===============         ===============       ===============

         Weighted average shares
           outstanding                            4,360,000                4,562,000               4,404,000             4,664,000
         Plus - common equivalent shares
           (determined using the "treasury
           stock" method) representing
           shares issuable upon exercise
           of stock options                         156,000                  188,000                 182,000               200,000
                                                 ----------               ----------              ----------             ---------
         Weighted average number
          of shares used in calculation
          of diluted income(loss) per
          share from discontinued
          operations                              4,516,000                4,750,000               4,586,000             4,864,000
                                            ===============              ===========             ===========           ===========

         Diluted income (loss) per share
           from discontinued operations     $          (.42)         $           .09        $           (.24)      $           .29
                                            ===============          ===============        ================       ===============



         Net income (loss)                  $      (412,000)         $     1,576,000        $      1,559,000       $     3,697,000
         Less - net income allocated
           to subsidiary dilutive stock
           options outstanding                      (84,000)                 (71,000)               (162,000)             (145,000)
                                                 -----------            -------------        ----------------            ---------

         Net income (loss) used in
           calculation of diluted income
           (loss) per share                 $      (496,000)         $     1,505,000        $      1,397,000       $     3,552,000
                                            ===============          ===============        ================       ===============

         Weighted average shares
           outstanding                            4,360,000                4,562,000               4,404,000             4,664,000
         Plus - common equivalent shares
           (determined using the "treasury
           stock" method) representing
           shares issuable upon exercise
           of stock options                         156,000                  188,000                 182,000               200,000
                                                 ----------               ----------              ----------             ---------
         Weighted average number of
          shares used in calculation of
          diluted income (loss) per share         4,516,000                4,750,000               4,586,000             4,864,000
                                            ===============          ===============        ================       ===============


         Diluted income (loss) per share    $          (.11)         $           .32        $            .30       $           .73
                                            ===============          ===============        ================       ===============



4.     Commitments and Contingencies

       The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

       As part of its discontinued operations, the Company has a multi-year fixed price contract for which it has been negotiating contract modifications. The Company submitted a request to the U.S. Government for additional funding of approximately $5.7 million and a 30-month extension. The Company received a modification in late September in partial settlement of the Company's request, providing funding of $1.9 million and a 16-month extension. An additional $2.0 million and a nine-month extension have been negotiated but have not yet been reduced to a formal contract modification and funding appropriation. Negotiations are continuing for up to an additional $1.5 million and a five-month extension. The Company's request for additional funding and performance period was due to U.S. Government delays in providing required equipment. The Company believes that it continues to have a meritorious position on remaining open items. If necessary, the Company intends to seek all remedies available under Federal procurement laws. No reserves have been recorded on this contract at this time since management believes the Company will be successful in resolving the remaining open issues.

       Additionally, as part of its discontinued operations, the Company has an unresolved dispute on two fixed price contracts with one customer. During the quarter ended October 31, 1999, the Company recorded a reserve of approximately $2.9 million related to these contracts. Management is working with the customer to have the contracts terminated. Management believes that the reserves established are sufficient to cover the outstanding issues on these contracts. The reserve includes costs estimated to be incurred to terminate the contracts, including severance and facility costs.

       Management believes that the above contingencies will not prevent the selling of the discontinued segment.


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


              Divestiture Plan

              In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and service business area. This plan, which was formalized during the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services segment's product lines. The Company has retained the services of two investment banking firms to assist in the sale of these product lines. Accordingly, the financial results of this segment are reported as discontinued operations. Total revenues and operating income (loss) of the information technology and staffing services segment were $39.9 million and ($1.7) million for the nine months ended October 31, 1999, respectively, and $44.9 million and $2.4 million for the nine months ended October 31, 1998, respectively. The Company currently expects the marketing and selling process to take a minimum of six to nine months, and there can be no assurance that all of the information technology and staffing services segment's product lines can be sold to a single or multiple buyers at acceptable valuations.


(a)           Results of Operations

              The Company expects a rapid proliferation of portable and stationary computing and communication systems and appliances that are connected by wireless communication networks to the public internet, private intranets, private local area networks, servers and other terminal devices. The Company provides products and services for these markets and the Company is developing strategies and plans to provide additional products and services to end-users and network operators. Based on its current strategy, the Company forecasts that a growing fraction of its revenue and profit will come from services in the future.


              Continuing Operations

              During the third quarter of Fiscal Year 2000 (year ending January 31, 2000), the Company recorded product sales revenues of $10.7 million, up 51% from the product sales revenues of $7.1 million for the comparable period of the prior fiscal year. Increased third quarter to third quarter product sales revenues is primarily due to the Company's performance under upgrade programs for various California customers' wireless motorist aid systems, and continued market trial sales of the Company's universal power adapters for wireless communication devices. Product sales revenues for the first three quarters of Fiscal Year 2000 of $25.2 million were up 31% from $19.3 million for the comparable period of the prior fiscal year. Increased year-to-year product sales revenues were primarily due to the upgrade contracts and the sales of the universal power adapter for wireless communication devices mentioned above, along with a slight reduction in sales of its test and measurement systems to major cellular carriers. The Company currently expects that sales of wireless motorist aid systems will return to historical levels in Fiscal Year 2001.

              Service sales revenues totalled $1.3 million for the quarter ended October 31, 1999, down marginally from the same period last year. Service sales revenues were $3.6 million for the three quarters of Fiscal Year 2000, compared with $3.8 million for the comparable period of the prior fiscal year. Services revenues' slight reductions were due to good weather conditions in California which lower the need for replacement parts. The Company expects services revenues to resume growth in the fourth quarter and beyond as it offers its wireless information service to additional segments of the wireless communications industry.

              Cost of product sales was 50% of product revenues in the third quarter of Fiscal Year 2000 compared with 38% of product revenues for the comparable period of the prior fiscal year. Cost of product sales for the first three quarters of this Fiscal Year 2000 was 50% of product revenues compared with 39% for the comparable period of the prior fiscal year. The increase in cost of product sales percentage of revenue period over period is due to the shift in product mix caused by the upgrade contracts and market trial sales of universal power adapters mentioned above.

              Cost of service sales are $.9 million for the third quarter of Fiscal Year 2000 compared with $.8 million for the comparable period of the prior fiscal year. Year to date cost of service sales is $2.5 million compared with $2.6 million for the comparable period of the prior fiscal year. Third quarter results included the startup costs of initial contracts in the information analysis services business for major cellular carriers.

              Gross profit totalled $5.7 million for the third quarter of Fiscal Year 2000, up 16% from $4.9 million for the third quarter of Fiscal Year 1999. Gross profit for the first three quarters of Fiscal Year 2000 is $13.5 million, up 4% from $13.0 million for the comparable period of the prior fiscal year. The gross profit percentage growth is lower than the overall revenue percentage growth because of lower contributions from the upgrade contracts for wireless motorist aid systems and universal power adapter for wireless communication devices mentioned above. The Company expects to complete the current contracts for wireless motorist aid systems during the current fiscal year.

              Selling, general and administrative costs were unchanged for the third quarter of Fiscal Year 2000 from the third quarter of Fiscal Year 1999. Selling, general and administrative costs for the first three quarters of Fiscal Year 2000 of $6.7 million were down $.2 million, or 2.9%, from $6.9 million for the comparable period of the prior fiscal year. The slight change in selling, general and administrative costs is due to reductions in international selling expenses as a result of restructuring that was completed during Fiscal Year 1999.

              Engineering and support costs of $848,000 for the third quarter of Fiscal Year 2000 were up $195,000, or 29.9% from $653,000 for the third quarter of Fiscal Year 1999. Engineering and support costs for the first three quarters of Fiscal Year 2000 of $2.8 million were up $.1 million, or 3.7% from $2.7 million for the comparable period of the prior fiscal year. The increase period to period are due to the Company's continued investment in engineering talent to support its new product releases.

              Operating income as a percentage of revenues was 19.4% for the third quarter of Fiscal Year 2000, compared to 20.6% for the comparable period of the prior fiscal year. Operating income as a percentage of revenues was 13.9% for the first three quarters of Fiscal Year 2000, compared to 14.6% for the comparable period of the prior fiscal year. These decreases were primarily due to the lower gross income due to a larger mix of upgrade contracts for wireless motorist aid systems and the universal power adapter for wireless communication devices than in the prior year's first three quarters, as discussed above.

              Net interest income (interest income less interest expense) for the third quarter of Fiscal Year 2000 amounted to $47,000, as compared to $40,000 for the comparable period of the prior fiscal year. Net interest income for the first three quarters of Fiscal Year 2000 amounted to $224,000, as compared to $253,000 for the comparable period of the prior fiscal year.

              The Company's effective tax rate for the first three quarters of Fiscal Year 2000 is 36.5%, the same as the comparable period of the prior fiscal year.

              Net income from continuing operations of $1.5 million for the third quarter of Fiscal Year 2000 is up $.4 million from $1.1 million for the comparable period of the prior year. Net income from continuing operations of $2.7 million for the first three quarters of Fiscal Year 2000 is up $.4 million from $2.3 million for the comparable period of the prior year.

              The Company is continuing its product development program in its wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $2,488,000 and $2,235,000, respectively, during the first three quarters of Fiscal Years 2000 and 1999, respectively. Corresponding amounts amortized were $1,387,000 and $1,202,000, in the first three quarters of Fiscal Year 2000 and 1999, respectively.

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

              The Company's orders for wireless communications products and services totalled $9.9 million for the third quarter of Fiscal Year 2000, up from $9.5 million from the comparable prior period. For the twelve-month periods ended October 31, 1999 and 1998, orders received were $37.7 million and $27.3 million, respectively. Because of the long sales cycle involved in selling the Company's wireless products and services and the high contract value of each order, the Company believes that orders are best analyzed by looking at a twelve-month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders, including deferred revenue for outstanding post contract support and extended warranty obligations at October 31, 1999 totalled $14.8 million.

              The nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

              The Company faces additional risk factors in conducting its business, including: foreign marketing, capital requirements, technical requirements, employees, competition, and proprietary information. A negative impact to any of these risk factors could have a material adverse effect on the Company's business, operating results, and financial condition. Foreign marketing risks include: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; and changes in foreign currency exchange rates which can impact customers' demand for the Company's products and their ability to pay for the Company's products. Other companies having a presence or doing business overseas may have advantages over the Company in these areas. Certain components used by the Company in its existing products are only available from a single or a limited number of suppliers, and the inability by any of these suppliers to fulfill Company requirements may result in an interruption of production. Access to technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products; therefore, the inability to obtain such technical designs on a timely basis would have a direct impact on product design and schedule. The Company's future success also depends in large part on the continued service of its key personnel, and on its ability to continue to attract and retain qualified employees, especially highly skilled engineers, for whom competition in the industry is intense. In addition, the ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the
              Company's products in overseas markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. There can be no assurance that the Company will be able to compete successfully in the future. The Company relies on a combination of patents, trade secrets, copyrights, and contractual rights to protect its intellectual property. There can be no assurance that the steps taken by the Company will be adequate to protect its technology; in addition, the laws of certain foreign countries in which the Company's products may be sold do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.


              Discontinued Operations

              The loss from discontinued operations resulted from the establishment of a $2.9 million reserve in the third quarter of Fiscal Year 2000 on two fixed price contracts that the Company has with one customer. Management is working with the customer to have the contracts terminated. Management believes that the reserves established are sufficient to cover the outstanding issues on these contracts. The reserve includes costs estimated to be incurred to terminate the contracts, including severance and facility costs. Management believes that this contingency will not prevent the selling of the discontinued segment.


       (b)    Financial Condition

              The Company signed a loan agreement with a bank effective September 26, 1994, which was amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $6.6 million (includes highly liquid long-term investments with maturities of 12 to 36 months, and excludes investments in the Company's deferred compensation plan for executives) during the first three quarters of Fiscal Year 2000, but have declined to $2.8 million as of October 31, 1999, principally due to the Company's stock re-purchase program. Therefore, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

              During the first three quarters of Fiscal Year 2000, the Company's average days' sales in accounts receivable have decreased, primarily due to collections from several significant wireless communications products customers.

              Several additional key factors indicating the Company's financial condition include:

                                          October 31, 1999         January 31, 1999
                                          ----------------         ----------------
              Current ratio                           3.11                     3.55
              Working capital             $     22,319,000         $     24,833,000
              Book value per share                   $6.81                    $7.00

              The   decreases  in  the  above  factors  are  due  to  the  stock re-purchases of approximately $4.4 million in the first three quarters of Fiscal Year 2000, as well as the fixed price contracts reserve established in discontinued operations during the third quarter of Fiscal Year 2000.

              The Company has a significant commitment for capital expenditures at October 31, 1999 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop new product line extensions for the wireless communications industry. This product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products and services business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $2,488,000 and $1,387,000, respectively, in the first three quarters of Fiscal Year 2000.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 2,000,000 shares. As of October 31, 1999, the Company has re-purchased and retired approximately 1,433,000 shares, of which 223,000 shares with a purchase price of $4,399,000 were purchased in the first three quarters of Fiscal Year 2000. Over the term of the program, which began in 1992, the average price paid per share re-purchased under the program was $10.94.

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


              Year 2000

              Many computer systems and software products in use by businesses and government organizations were coded to accept two digits, rather than four, to specify the year. Such computer systems and software products will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000 Issue"). The Company's technical personnel have assessed the impact of the Year 2000 Issue on the Company's products and services.

              The Company established a two-phase program to complete its year 2000 efforts. The first phase included planning, inventory, and assessment; the final phase consisted of correction, testing, deployment, and acceptance. The Company divided its efforts into the categories of internal information systems, products, non-IT systems, business partners, and customers. The status of each with respect to the Company's two-phase process is addressed below.


              Information Systems

              The Company has received letters or has completed remediation whereby all of its accounting and manufacturing software has been determined to be year 2000 compliant. The Company completed its inventory of computers and computer peripheral equipment. It was determined that a few older units were not year 2000 compliant, and these units were replaced as part of the regular replacement program this year. Remediation efforts on the readiness of the Company's internal information systems have been completed.


              Products

              The  Company  has  assessed  the  year  2000   compliance  of  its
              software-based products along with the associated components. The following detailed actions have been taken to date:

              Test and measurement systems - Most software programs have been determined to be year 2000 compliant. For those requiring remediation, a detailed upgrade program was submitted to customers over a year ago, and the effort has been coordinated through the Company's normal upgrade program. The Company believes that this process is substantially completed.

              Wireless motorist aid callbox systems - The technology acquired from GTE has been determined to be substantially year 2000 compliant. Changes required were minimal. The Company has assessed the year 2000 reliability of the technology acquired from Cubic Communications and determined that some problems existed. The entire installed base that the Company acquired from Cubic Communications is in the process of being upgraded. The upgrades will be substantially completed by December 31, 1999, which will eliminate any potential Year 2000 Issue for these callboxes. At this time, the Company does not believe that it will incur a material liability in regard to possible year 2000 problems from systems previously sold by Cubic Communications.

              Other Software Products - Over the years, the Company has been associated with a modest number of software products. A review of commercial products has been completed for their year 2000 exposure. The Company concluded that Year 2000 Issues related to these products are minimal and that required remediation efforts are completed.


              Non-IT Systems

              Non-IT systems include embedded technology such as micro-controllers. The Company's assessment indicated that the equipment utilized in its manufacturing process is not date dependent. The Company has assessed the impact of non-IT issues on its other office equipment (telephone systems, copiers, facsimile machines, etc.) and facility infrastructure for which it is responsible. Responses have been received from the respective vendors, and the Company believes that all significant issues have been resolved.


              Business Partners

              Business partners include, but are not limited to: suppliers, the Company's bank, insurance and benefit providers, and property management firms. The Company's operations are dependent to varying degrees on the readiness of these and other partners. The Company has issued questionnaires to or has received correspondence from most of the currently identified business partners. The responses received indicate that many of the Company's business partners are actively addressing the Year 2000 Issue and are or will be Year 2000 compliant. The Company has identified and developed contingency plans for business partners that cannot give adequate assurances that they will be year 2000 ready.


              Customers

              The Company has contacted its customers to assess the state of their readiness and its potential impact on the Company's operations. The Company's main concern is principally with U.S. and State and local government entities. The primary concern is that there will be delays in contract payments to the Company, which would require a temporary increase in working capital funded from bank borrowings. The Company has substantial borrowing capacity available under its current line of credit, which extends to June 2000. The Company will continue to evaluate the cash flow impact of Year 2000 Issues and develop additional contingency financing plans, if required.

              The Company has used both internal and external resources to ensure that it is year 2000 ready. The Company has not deferred any significant information technology projects as a result of the year 2000 effort. The total cost of the program is being funded through operating cash flows. The total cost associated with the year 2000 effort is not expected to be material to the Company's consolidated results of operations and financial position.

              Although the Company's year 2000 efforts are intended to minimize the adverse effects of the Year 2000 Issue on the its business and operations, the actual effects of the Issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Therefore, in the opinion of management, the most reasonable likely worst case scenario is the possibility that the Company's major business partners, other material service providers, or customers did not adequately address their respective Year 2000 Issues in a timely manner, even though the Company has received general or specific assurances, the effect of which could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company has developed overall contingency plans with respect to this most likely worst case scenario.


              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of October 31, 1999, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

              The Company's interest rate risk in the past was limited to a minor amount of available-for-sale investments; these investments were sold during the quarter ended October 31, 1999, and therefore, the interest rate risk was eliminated.

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

              In the case of COMARCO, Inc., April 5, 2000 is the deadline for shareholders to give such notice with respect to a proposal that is not sought to be included in the Company's proxy statement with respect to the 2000 Annual Meeting. As has been the case, any shareholder who wishes to have a proposal included in the Company's proxy statement for its 2000 Annual Meeting (which in all cases will be subject to the rules regarding whether such proposal may be excluded notwithstanding the request), must notify COMARCO pursuant to Rule 14-8 not later than January 21, 2000.


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




                                  COMARCO, Inc.
                     --------------------------------------
                                  (Registrant)




December 15, 1999




                     --------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)