Form 10-K
period 2000-01-31
COMARCO INC
filed 2000-04-28
CIK 22252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ---- For the fiscal year ended January 31, 2000 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to
                               ----       ----
Commission File Number 0-5449

                                  COMARCO, INC.

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                               95-2088894
        -------------------------------     ----------------------------------
       (State or other jurisdiction of
      incorporation or organization)       (I.R.S. Employer Identification No.)

                 2 Cromwell
             Irvine, California                          92618
   (Address of principal executive office)             (Zip Code)

                                 (949) 599-7400
                 (Registrant's telephone number, including area
                 code) Securities registered pursuant to Section
                                12(b) of the Act:
                                      none

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

                                            Yes      X        No
                                                    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

             Common stock outstanding at March 31, 2000 - 4,373,712
                                     shares.
                                              Aggregate market value of
              Class                        shares held by non-affiliates

          Common Stock.................................      $43,331,380

     The total number of shares held by non-affiliates on March 31, 2000 was 1,269,598. This number was multiplied by $34.13 per share (the closing sale price of the Common Stock on March 31, 2000 in the NASDAQ National Market
System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers, Directors and holders of more than 5% of the outstanding Common Stock of registrant are affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company intends to file with the Securities and Exchange Commission by May 30, 2000 a definitive Proxy Statement (the "2000 Proxy Statement") relating to its 2000 Annual Meeting of Stockholders, which meeting involves the election of directors and certain related matters. The 2000 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.



                              CROSS REFERENCE SHEET

     The following table indicates the headings in the 2000 Proxy Statement under which the information required in Part III of this Form 10-K may be found.


Form
10-K
Item No.
                             Item in Form 10-K                               Item in 2000 Proxy Statement
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

                                     PART I

Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Company's ability to achieve the objectives of its business plans, including the disposal of its discontinued businesses; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.


ITEM 1.  Business

COMARCO, Inc. and its subsidiaries (the "Company", "COMARCO", or the "registrant") is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc. Active subsidiaries of the parent company include: Comarco Wireless Technologies, Inc. ("Comarco Wireless"), which was formed in January 1994 to further develop the Company's wireless communications products business; Manufacturing Technology Training Center, Inc. (MTTC), which was formed in January 1996 to further develop the Company's technology training business; Comarco Wireless International, Inc. (formerly known as Comarco Wireless Europe, Inc.), a wholly-owned subsidiary of Comarco Wireless Technologies, Inc., which was formed in April 1996 to market and provide post-contract customer support for the Company's wireless communications products to international customers; Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), which was formed in August 1996 to acquire the assets of a commercial outsourced staffing services company; Comarco Systems, Inc., which was formed in January 1997 to further develop the Company's information technology and staffing services business; and Comarco Services, Inc., which was formed in January 1999 to further develop the Company's airport management services and staffing business. In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. Subsequent to fiscal year end and as of April 24, 2000, the Company has closed three out of six currently planned divestiture transactions. The aggregate consideration received to date is $3.5 million. The remaining transactions are in varying stages of completion. The Company does not expect to realize a loss on the sale of the discontinued segment, however at this time, management cannot determine the amount of gain that may result from the sale. At the conclusion of the divestiture process, the Company will consist of the parent company, Comarco Wireless, and its wholly-owned subsidiary, Comarco Wireless International, Inc. The Company is operating in one business segment, wireless communications products and services.


BUSINESS AREAS

The business and major customer information provided in the Company's Consolidated Financial Statements contained in this report are incorporated herein by reference. In particular, see Notes 1 and 19 of the Notes to Consolidated Financial Statements and Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

o   Continuing Operations

The Company's continuing operations consist of one business segment, wireless communications products and services. The Company provides test and measurement products and services for wireless telephone carriers, systems for the wireless transmission of voice and data, and advanced technology products for portable wireless appliances such as notebook computers, cellular telephones and personal organizers. During the past six years, the Company, through its subsidiary, Comarco Wireless, has invested more of its corporate resources in expanding this wireless communication business area. The Company is accelerating this investment in the wireless segment by divesting its legacy business area, information technology and staffing services, and concentrating exclusively in the wireless communications business area.

Summarized financial information for the Company's continuing operations for the years ended January 31, 2000, 1999, and 1998 is as follows:


                                           Years Ended January 31,
                             -----------------------------------------------------
                                 2000               1999                1998
                             -------------       -------------      --------------
                                            (Dollars in thousands)
Revenues.................... $  39,224          $   34,004         $   29,524
Operating income............     5,419               5,956              5,943
Identifiable assets.........    36,787              32,129             31,858


     o   Wireless Communications Products and Services

         The Company's wireless communications products and services are in the marketplace which today involves the convergence of wireless voice and data, broadband and the Internet. Wireless telecommunication networks use a variety of radio frequencies to transmit voice and data. Wireles telecommunication networks include two-way radio applications, such as trunking radio; multiple access technologies such as cellular, PCS and iDEN networks; and messaging applications, such as paging services. Although cellular, PCS and iDEN represent the largest segment of the wireless communications industry, other wireless technologies are expected to grow significantly. These technologies all require radio frequency engineering expertise for design and optimization. The Company's wireless communications products and services business, sold through its subsidiary, Comarco Wireless, is presently comprised of five product families: wireless test and measurement; benchmarking and engineering information services; wireless revenue assurance information; wireless vertical applications and terminals; and mobile power products.

o The wireless test and measurement marketplace is covered by the LT product family used to monitor network performance, the X-series family used to solve complex engineering problems, and the BaseLINE(TM) family used to collect quality of service information. These products provide a method for monitoring, analyzing, and benchmarking the performance of wireless system networks. These products currently or in the future will address all major cellular technologies including CDMA, TDMA, GSM, iDEN and data.

o The Company has also developed and deployed a large scale mobile testing network and is now providing this service nationally. This testing is aimed at the collection and analysis of information related to the quality of service as experienced by wireless phone users, which is critical to wireless service providers, infrastructure vendors and other wireless industry participants.

o The wireless revenue assurance information marketplace is covered by RAP(TM) Central which automates data collection, analysis, and delivery of revenue assurance information for wireless service providers. This system improves revenue capture by assisting carriers in billing for every minute of use.

o The wireless vertical applications and terminals marketplace is covered by a number of callbox products that provide emergency service over wire-line and wireless backbones. In addition to providing the callbox product, Comarco Wireless also provides project installation and long-term maintenance services. In October 1996, the Company purchased certain callbox product line assets from GTE. The installed base purchased from GTE consists of over 14,000 units, of which approximate-ly 11,000 are being serviced by the Company under long-term maintenance contracts. In addition, in February 1997, the Company acquired certain assets of the Cubic Communications, Inc. callbox product line. The installed base purchased from Cubic Communications consists of approximately 5,200 units. Management believes that the combination of these two acquired product lines establishes the Company as a major vendor to this niche of the wireless vertical applications and terminals products marketplace.

o The mobile power products marketplace was addressed during the year with the Company's introduction of a 35-watt universal power adapter for cellular phones, laptop computers, personal assistants and other portable devices. Development continues on a 70-watt universal power adapter which will meet the power needs of the Pentium III and equivalent chipsets currently available in high-end portable computers. The 70-watt unit, with just a change in the Company's patented tips, will be able to charge virtually all cellular telephones, laptop computers, personal assistants and other portable devices.

The Company expects a rapid proliferation of portable and stationary computing and communications systems and appliances that are connected by wireless communication networks to the public internet, private intranets, private local area networks, servers and other terminal devices. The Company currently provides the above-stated products and services for these markets, and the Company is developing strategies and plans to provide additional products and services to end-users and network operators. Based on its current strategy, the Company forecasts that a growing percentage of its revenues and profit will come from services in the future.

Continuing operations' Fiscal Year 2000 revenues totaled $39.2 million, representing an increase of 15% over the prior fiscal year. Operating income for Fiscal Year 2000 totaled $5.4 million compared with $6.0 million a year ago. Reduced year-to-year operating income was affected by a major product transition to the new X-series wireless test and measurement platform and increased engineering expenditures to build engineering and operations infrastructure needed to support expected growth in the Company's wireless test and measurement products and services and next generation ChargeSource(TM) power adapter product line. The first of the X-series product family shipped in March 2000 (CDMA) and will eventually support all multiple access technologies: CDMA, IS-136, GSM, and iDEN. Continued growth in Comarco Wireless revenues and income is predicated on a number of factors, including the continued success of the Company's product development efforts, continued geographical expansion to international markets, continued growth and increased availability of cellular and other wireless communications services, including PCS, in the United States and internationally, and continued acceptance of the Company's products by its customers, none of which can be assured.

International revenues in Fiscal Year 2000 totaled $3.9 million, down from $5.6 million in the prior fiscal year. International revenues in Fiscal Year 1998 totaled $8.9 million. Year-to-year decreased international revenues are due to lower activity in Asia due to the general economic conditions and lower activity in Europe. The majority of these sales have been made to Europe, Asia-Pacific and Latin America. The Company expects that international revenues will continue to be a key area of growth, although the activity may continue to be weak in the near term. Marketing and post-contract customer support offices are staffed in Singapore, England, and Mexico.


PRODUCT DEVELOPMENT

The Company continues its product development program in its wireless communications business. The Company's core technologies are currently in three areas: wireless network design (antenna systems, RF propagation, coverage analysis, base station radio, network dynamics, optimization, switch operations, billing systems); wireless appliances interfaces (cellular telephones, fixed cellular terminals, personal digital assistants, laptop computers); and wireless product design technologies (digital signal processing, RF scanning receivers, CDMA, IS-136, GSM, iDEN, power conversion). Because a common thread of technology runs through all of its product lines, the Company believes that it can leverage its investment and maintain the focus and concentration of its technical and marketing resources, although there can be no assurance in that regard. The Company in general has been developing and plans to continue developing products that will be compatible with all wireless communications air interfaces worldwide. New product introductions this year included adding other air interfaces to the Company's line of wireless test and measurement and RAP(TM) Central products including CDMA, GSM, PC 1800/1900, IS-136 and iDEN; further expansion of the Company's LT line and the BaseLINE(TM) range of products which represent state of the art technology in comparative network analysis. The BaseLINE(TM) product also includes Comarco Wireless' innovative Q-MOS(TM) technology, which permits wireless carriers to assess the audio quality of their networks and compare it directly with that offered by competing carriers. The Company's wireless product life cycle is estimated to be two to five years, depending on the product.

The Company is also continuing its development of a second-generation power adapter for laptop computers, cellular telephones and other mobile power products. The objective of this product is to be smaller, lighter and more versatile than existing products on the market and is based on the Company's patented power conversion technology. The Company commenced sales of the first version of this product in late Fiscal Year 1999, with a more powerful 70-watt version currently under development. Potential customers are replacement market buyers and original equipment manufacturers. The Company's initial product was focused on replacement market buyers. The power requirements of laptop computers are increasing due to the introduction of more powerful microprocessors and more advanced battery technologies. This requires the Company to continue its product development program to increase the power capacity of its power adapter products. The Company recently received preliminary approval of the power adapter from UL and is proceeding aggressively toward a 70-watt product introduction within a few months. Introduction of this next generation product expands the available market coverage to include essentially all IBM, Toshiba, Compaq, Dell, Apple and other popular portable computers as well as all leading cell phones, Palm and handheld computers, and portable printers. There can be no assurance that the higher power adapter product will be successful. The Company is aware that the power supply market is extremely competitive. If the Company is successful, the production, marketing, and sale of this product will require a significant amount of working capital for the financing of inventory and accounts receivable arising from sales of the product.

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

As part of its product development program, the Company is continuing its software product development program in its wireless communications business. During Fiscal Year 2000 and Fiscal Year 1999, the Company's wireless communications business capitalized approximately $3.6 million and $2.9 million of software product development costs, respectively, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Of the amounts capitalized, $1.9 million, $1.9 million, and $1.4 million, respectively, were amortized in Fiscal Years 2000, 1999 and 1998 against product sales in accordance with SFAS 86.

In addition, during Fiscal Years 2000, 1999, and 1998, Comarco Wireless had expenditures of $0.6 million, $0.8 million and $1.2 million, respectively, for research and development expenses (including Company-sponsored software development costs prior to determination of technological feasibility), for product design and development expenses, as well as design expenses associated with component replacements, reducing the cost, and improving the manufacturability of existing products. The reduced Fiscal Year 1999 and 2000 research and development expenses are due to the transition of the universal power adapter development to initial production and market trial shipments during the year.

Although the Company performs extensive testing of its software prior to releasing its products, such products may contain undetected errors or bugs when first released. These may not be discovered until the product has been used by customers in different application environments. Failure to discover product deficiencies or bugs could delay product introductions, require design modifications to previously shipped products, and negatively impact shipments, any of which could result in a material adverse effect on the Company's business.


BACKLOG

The Company's orders for wireless communications products and services totaled $43.3 million for Fiscal Year 2000, compared with $33.5 million for Fiscal Year 1999. Unfilled orders at Comarco Wireless as of January 31, 2000 are approximately $21.2 million, compared to $17.2 million as of January 31, 1999. The current year balance includes $2.8 million of product and service orders for the wireless test and measurement, revenue assurance information, and mobile power product lines, and $2.8 million of deferred revenue for basic and extended warranty commitments. Since the rollout of the Company's large-scale mobile testing network, two national wireless providers have contracted with the Company for quality of service information services. The Company is in discussions with several additional potential customers and expects continued growth for its wireless test and measurement services. Management believes that substantially all of the products and services backlog amount (of $5.6 million) will result in revenue during Fiscal Year 2001. In general, most of the Company's product orders are filled within months from receipt of the order. The remaining unfilled orders of $15.6 million are related to the wireless vertical applications and terminals product line. This backlog balance consists of $0.9 million of new product orders and $14.7 million of long-term maintenance agreements. The Company is well into the process of negotiating new multi-year agreements for the maintenance and operation of the California installed base. The first two contracts, worth approximately $11 million, were negotiated and are part of the year-end backlog in Fiscal Year 2000. Additionally, since the end of Fiscal Year 2000, the Company has signed an upgrade contract and new maintenance and operation agreements with Orange County, California that together are valued at approximately $2.9 million. In this wireless vertical applications and terminals area, the Company also continues to invest heavily in a number of large opportunities such as the Pennsylvania Turnpike Authority, and the states of Texas, Louisiana, Florida, Georgia, Nevada, Utah and Colorado.

Two customers each accounted for 12% of total revenues, and one additional customer accounted for 10% of revenues in Fiscal Year 2000. Two of these customers' revenues were higher in Fiscal Year 2000 due to one-time major upgrade contracts for the Los Angeles County and the San Francisco Bay areas. No one customer accounted for more than 10% of revenues in Fiscal Years 1999 and 1998.


SEASONALITY/FLUCTUATION IN QUARTERLY RESULTS

Comarco Wireless has experienced, in each of the past six years, a seasonal fluctuation in wireless communications products activity, with greater sales in the latter half of its fiscal year and lesser amounts in the first half of its fiscal year, although this trend has been declining over the same six years. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the deployment schedule of wireless network operators in both North American and international markets, which can be delayed by both economic and political issues; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; and other competitive factors. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter. Therefore, the nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.


MARKETING, SALES DISTRIBUTION, FOREIGN SALES

Comarco Wireless maintains its own internal sales force for the marketing and sales of the Company's product offerings in the United States. In addition, the Company has opened and staffed direct sales and customer support offices in Singapore, England, and Mexico to service Asia-Pacific, Europe, and Latin America, respectively. The international offices manage a network of agents and distributors for the coordination of sales activity outside of the United States. This expansion overseas faces a number of inherent barriers, including: the need for export licenses; tariffs and other potential trade restrictions; changes in laws governing the imposition of duties, quotas, taxes, or other charges relating to the import or export of its products; political and economic instability; the difficulty of administering business globally; longer accounts receivable cycles; and currency exchange fluctuations. The Company currently has limited experience in penetrating the foreign marketplace and, therefore, companies having a presence or already doing business overseas may have a competitive advantage over the Company. There can be no assurance that the Company's international sales efforts will be successful.

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

The Company's target marketplace for ChargeSource(TM), its patented universal AC power adapter and recharger, includes: direct to original equipment manufacturers; distribution to retail and corporate customers; and E-commerce, direct to customers. Distribution to retail and corporate customers is handled through an agreement with Targus International using traditional purchase orders. To reach the business traveler, the Company recently began a direct marketing campaign through its website, ChargeSource.com, and print ads.

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

The Company has received its ISO 9002 certification, a uniform worldwide quality-control standard, on its headquarters and manufacturing facility located in Irvine, California. Customers and potential customers throughout the world, particularly in Europe, may require that their suppliers be ISO certified. In addition, some customers may require that their suppliers purchase components only from subcontractors that are ISO certified. Therefore, the Company's current status removes a potential barrier to its ability to successfully compete in the international marketplace.


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


CAPITAL REQUIREMENTS

Comarco Wireless' working capital needs primarily consist of the cost of the upfront product development effort required to expand the Company's product offerings, inventory requirements (including long lead time materials), and the financing of accounts receivable, which will generally become longer upon the Company's continued planned geographical expansion into Europe, Asia-Pacific and Latin America. Certain components used by the Company in its existing products are only available from single sources, and certain other components are presently available or acquired only from a limited number of suppliers. The radio interface devices designed into the Company's products are key purchased components whose lack of availability could have a material adverse impact on sales and profits. In the event that any of its single-source suppliers are unable to fulfill Company requirements or discontinue the manufacture of a key component, the Company would be required to purchase a comparable component from other sources and modify its products to function properly with the replacement component or redesign its products to use other components, either of which could result in delays in production and delivery. Working capital requirements are expected to be financed from operations and the financial resources of the Company.

Comarco Wireless also operates from a single-site manufacturing operation. Any material disruption in the manufacturing operations of Comarco Wireless, whether due to fire, natural disasters, or otherwise, will have a material adverse effect on the Company's business, operating results, and financial condition.


TECHNICAL REQUIREMENTS

Comarco Wireless is selling its products into a market that is growing rapidly and subject to technological obsolescence. Market timing of product introductions is critical for success. In the development of new or expanded product offerings, the Company's access to the technical design of air interface devices is essential for the Company to anticipate and develop compatible wireless communications products. The inability to obtain the technical designs on a timely basis will have a direct impact on product design and schedule and could have a material adverse effect on the Company's business, operating results, and financial condition.


EMPLOYEES

As of April 1, 2000, Comarco Wireless employed approximately 190 employees. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management. The Company's future success depends in large part on the continued service of its key technical, marketing, and management personnel, and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process, and test engineers involved in the development of new products. The competition for such personnel is intense, and the loss of key employees as well as the failure to recruit and train additional technical personnel in a timely manner could have a material adverse effect on the Company's business, operating results, and financial condition.

The Company's success depends to a significant extent upon the contribution of its executive officers and other key employees. No executive officer or key employees have employment agreements. Recognizing this reality, the Company has instituted a non-qualified stock option plan for key Comarco Wireless employees, whereby they will directly participate in the success of Comarco Wireless (see
Note 13 of the Notes to Consolidated Financial Statements). The Company obtains its employees through a variety of means including advertisements, technical job fairs, engineering recruiters, and engineering temporary staffing firms.


COMPETITION

Comarco Wireless competes in niches of the wireless communications marketplace: wireless test and measurement products and services; wireless revenue assurance information products and services; wireless vertical applications and terminals; and mobile power products. The business is competitive and there are other companies, many of which are larger and have greater financial resources, which provide or could provide the same type of products. Competitors include: wireless test and measurement products and services (Ericsson, Allen Telecom, Ascom, Agilent, Tektronix, LCC International, WFI, Decide.Com, Metapath Systems International); wireless revenue assurance information products and services, (Metapath Systems International, PWC, Andersen Consulting, TTC); wireless vertical applications and terminals, (Alcatel, Siemens, Telefonica de Espana, Gaitronics); and mobile power products (Motorola, Ericsson, Nokia, Aztec, Delta). The ability of the Company to compete successfully depends upon a number of factors, including the rate at which customers accept the Company's products in domestic and international markets, product quality and performance, experienced sales and marketing personnel, rapid development of new products and features, evolving industry standards, and the number and nature of the Company's competitors. While the Company believes that the price/performance characteristics of its products and services are competitive, reduction in the price of the Company's products or services without corresponding decreases in manufacturing costs and operating costs would negatively affect operating margins, which could in turn have a material adverse effect on the Company's business. The Company also derives a significant portion of its revenues from sales of product upgrades to its installed base. Increased competition for the Company's products that results in lower product sales could also adversely impact the Company's upgrade sales. The Company believes there are companies that provide or have the ability to provide the products the Company is planning for overseas users. Also, companies having a presence or already doing business overseas may have an advantage in penetrating those markets. There can be no assurance that the Company will be able to compete successfully in the future, either domestically or internationally.


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


STOCK MARKET FLUCTUATION

In recent years, the stock market in general and the market for technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. The market price of the Company's common stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earnings estimates, the announcements of new products, product enhancements or services by the Company or its competitors, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future.


o   Discontinued Operations

In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business segment. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is reflected as discontinued operations and prior periods have been restated. These services are primarily in the fields of:

         o    Information Technologies
         o    Intelligent Instrumentation and Automated Test Systems
         o    Ordnance and Weapon Systems Engineering Services
         o    Airport Management Services
         o    Commercial Staffing Services
         o    Manufacturing Training

As of April 24, 2000, the Company has closed three out of six currently planned divestiture transactions. The aggregate consideration received to date is $3.5 million. The remaining transactions are in varying stages of completion. The Company does not expect to realize a loss on the sale of the discontinued segment, however at this time, management cannot determine the amount of gain that may result from the sale.

During Fiscal Year 2000, discontinued operations' revenues were $51.7 million with a net after tax loss of $433,000. The net after tax loss is due to the recording of a final pre-tax $1.3 million loss to terminate two fixed price contracts with a single government agency and an additional pre-tax loss of $1.4 million related to a change in management's estimate to complete a multi-year fixed price contract after completion of protracted negotiations with the U.S. Air Force over the Company's request for equitable adjustment. The negotiation resulted in additional funding of $5.1 million and a 30-month contract extension. This modified contract now ends in March 2002.


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


Airport Management Services

The Company provides airport management services for local government agencies. The Company has a long-term contract to manage five general aviation airports in Los Angeles County. Support in this area includes managing airport operations, ground transportation services, computerized revenue collection, and general management support functions. In addition, the Company has similar long-term airport services contracts with Riverside County, California; Tacoma Narrows Airport, Tacoma, Washington; and Altoona-Blair County Airport, Altoona, Pennsylvania.


Commercial Staffing Services

In August 1996 the Company acquired the assets of RAL Consulting and Staffing Services, Inc. This operation provides engineering, technical, light industrial, and administrative staffing services to the commercial marketplace. Specific areas of expertise include: temporary personnel, general recruitment, substance abuse testing, OSHA compliance, and human resources consulting. The main office is in Victorville, California, serving the Apple Valley area of the High Desert. The Company also has an office in Corona, California. This business has been sold subsequent to the year ended January 31, 2000.


Manufacturing Training

Created under a Cooperative Research and Development Agreement (CRADA) with the Navy, the Company's subsidiary, MTTC, Inc., operates a school to provide training in world-class electronics manufacturing. Specializing in both manual and automated electronics interconnection methods, the Company offers certification and operator training in accordance with the commercial standard, IPC A-610. This business has been sold subsequent to the year ended January 31, 2000.


BACKLOG

The Company's backlog from information technology and staffing services revenue believed to be firm as of January 31, 2000 was $31 million, compared to $47 million as of January 31, 1999. The source of backlog is primarily contracts with the U.S. and local governments. Government contracts normally have base and option periods totaling three to five years in duration. In many instances, government entities must issue work orders, delivery orders, or task orders prior to the Company commencing work. These entities have the discretion to terminate any contract at their convenience, and are normally obligated only to pay for costs incurred to date under a contract. In addition, these entities may elect to remove funding previously attached to a contract. Many of the Company's contracts are multi-year, with options to provide services for additional periods of time. There can be no assurances that government entities will exercise the options, will not withdraw funds already committed, or that the entities will fund the unfunded portions of the Company's contracts. It is estimated that approximately 83% of the firm backlog will be realized in Fiscal Year 2001.


GOVERNMENT CONTRACTS

A significant portion of the Company's total revenues from continuing and discontinued operations (approximately 37% in Fiscal Year 2000, 34% in Fiscal Year 1999, and 32% in Fiscal Year 1998) was derived from contracts with the United States Government, principally agencies of the Department of Defense. Significant portions of the Company's Fiscal Year 2000 revenues were derived from contracts with the U.S. military services: Department of Defense, 8%; U.S. Army, 9%; U.S. Navy, 15%; and U.S. Air Force, 5%. Should changes in procurement policies or reductions in government expenditures occur, revenue and net income of the Company could be adversely affected (see Management's Discussion and Analysis of Results of Operations and Financial Condition). The Company's government contracts business is not seasonal, however variations may occur at the expiration of major contracts until such contracts are renewed or new contracts obtained. Further, the Federal Government is increasing its use of General Services Administration multiple award schedules (GSA MAS) and other very broad-based contract vehicles to acquire information technology related services. The Company has responded to this shift in its Federal Government market by successfully obtaining awards of its own GSA MAS in February 1998 and teaming with other companies on similar vehicles they have obtained. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a five-year Government contract (three-year base period with two one-year options) with an estimated value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. Contract periods are generally three to five years, including options. The Company's airport management services contract at Reagan Washington National Airport ended on September 30, 1998. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company. The Company plans to aggressively compete for its existing work and selectively pursue other high value Government procurements. There can be no assurance that the Company will be selected and awarded work under any future proposals.


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


SEASONALITY

The Company's information technology and staffing services business in general is not seasonal, although the summer and winter holiday seasons affect revenues of the Company because of their impact on the Company's labor sales. Variations in the Company's business may also occur at the expiration of major contracts until such contracts are renewed or new contracts obtained.


EMPLOYEES

As of April 1, 2000, the Company employed approximately 740 full-time employees, of which 550 were part of the information technology and staffing services business area. The Company believes its employee relations to be good. The majority of the Company's employees are professional or technical personnel having training and experience in engineering, computer science, and management.


ITEM 2.  Properties

The Company's principal facilities on January 31, 2000, aggregating approximately 140,000 square feet, are located in the cities of Irvine, Santa Ana, Camarillo, Victorville, Corona and Ridgecrest, California; Vienna and Petersburg, Virginia; Sierra Vista, Arizona; Warner Robins, Georgia; Bloomfield, Indiana; Colorado Springs, Colorado; Huntsville, Alabama; Germantown, Maryland; London, England; and Singapore, and are occupied under leases expiring prior to Fiscal Year 2006. The facilities in Irvine, California; London, England; and Singapore relate to the continuing operations of the Company. With the exception of an 8,000 square foot area used for light manufacturing, all facilities are used for office space. The Company's aggregate annual property rent during Fiscal Year 2000 was approximately $1.5 million. The aggregate annual property rent in the year ending January 31, 2001 is expected to be approximately $1.5 million. Management believes that all facilities currently occupied by the Company provide sufficient space for the Company's present needs, and that suitable additional space will be available, if needed. Comarco Wireless operates from a single-site manufacturing operation. Any material disruption in the manufacturing operations of Comarco Wireless, whether due to fire, natural disaster, or otherwise, will have a material adverse effect on the Company's business, operating results, and financial condition.


ITEM 3.  Legal Proceedings

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's operating results and financial condition. In particular, see Note 21 of the Notes to Consolidated Financial Statements.


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

                          Fiscal Years Ended January 31,

                                                           Price
                                                  ------------------------
                                                   High            Low
                                                  --------       ---------
     2000
        First Quarter..........................   $ 24.75        $ 20.00
        Second Quarter.........................     23.25          19.00
        Third Quarter..........................     20.50          18.13
        Fourth Quarter.........................     26.38          17.00
     1999
        First Quarter..........................   $ 22.38        $ 20.50
        Second Quarter.........................     23.19          19.63
        Third Quarter..........................     21.50          16.81
        Fourth Quarter.........................     24.25          19.88

The Company had approximately 490 shareholders of record on March 31, 2000.

The terms of the Company's current bank loan agreement limit the payment of dividends under certain circumstances. The Company anticipates that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in the Company's business and for stock repurchases.

ITEM 6.  Selected Financial Data

                             SELECTED FINANCIAL DATA
                (Figures in thousands, except per share amounts)

                                                                         Years Ended January 31,
                                              ------------------------------------------------------------------------------
                                                  2000            1999            1998           1997              1996
                                              --------------  -------------   -------------   ------------    --------------
Revenues:

   Product sales..........................    $     33,499    $     28,849    $      25,586   $   18,433      $      14,352
   Services...............................           5,725           5,155            3,938        1,086                 --
                                              ------------    ------------    -------------   ----------      -------------
                                                    39,224          34,004           29,524       19,519             14,352
                                              ------------    ------------    -------------   ----------      --------------
Cost of sales:

   Product sales..........................          16,983          11,569            8,704        5,877              5,679
   Services...............................           3,811           3,473            2,751          748                 --
                                              ------------    ------------    -------------   ----------      -------------
                                                    20,794          15,042           11,455        6,625              5,679
                                              ------------    ------------    -------------   ----------      -------------

Gross profit..............................          18,430          18,962           18,069       12,894              8,673


Selling, general and administrative costs.           9,203           9,526            8,534        6,076              4,075
Engineering and support costs...............         3,808           3,480            3,592        2,536              2,037
                                              ------------    -------------   -------------   ----------      -------------

Operating income............................         5,419           5,956            5,943        4,282              2,561

Interest income, net......................             274             298              404          559                497

Minority interest in earnings.............             (46)             --               --           --                 --
                                              -------------   -------------   -------------   ----------      -------------

Income before income taxes ...............           5,647           6,254            6,347        4,841              3,058

Income tax expense .......................           2,061           2,283            2,317        1,622              1,046
                                              ------------    -------------   -------------   ----------      -------------

Net income from continuing operations.....           3,586           3,971            4,030        3,219              2,012

Net income (loss) from discontinued
      operations..........................            (433)          1,712              845        1,446              1,873
                                              -------------   -------------   -------------   ----------      -------------
Net income ...............................    $      3,153    $      5,683    $       4,875   $    4,665      $       3,885
                                              =============   =============   =============   ==========      =============
Earnings per share -
     continuing operations:
         Basic............................    $        .82    $        .86    $         .85   $      .68      $         .44
                                              =============   =============   =============   ==========      =============
         Diluted..........................    $        .74    $        .77    $         .72   $      .58      $         .38
                                              =============   =============   =============   ==========      =============
Earnings (loss) per share -

     discontinued operations:
         Basic............................    $       (.10)   $       .37     $         .18   $      .30      $         .40
                                              =============   =============   =============   ==========      =============
         Diluted..........................    $       (.10)   $       .36     $         .17   $      .28      $         .37
                                              =============   =============   =============   ==========      =============
Earnings per share:

         Basic...........................     $        .72    $      1.23     $        1.03   $      .98      $         .84
                                              ============    =============   =============   ==========      =============
         Diluted..........................    $        .64    $      1.13     $         .89   $      .86      $         .75
                                              ============    =============   =============   ==========      =============

Dividends declared per share..............           None            None             None          None              None


                             SELECTED FINANCIAL DATA
                                 (In thousands)

                                                                            January 31,
                                              ------------------------------------------------------------------------
                                                  2000           1999           1998          1997           1996
                                              --------------  ------------  -------------  ------------  -------------
Working capital ..........................    $    23,457     $    24,833   $    23,763    $    22,565   $    16,049
Total assets..............................         46,148          43,001        40,494         36,754        29,989
Borrowings under bank line of credit......             --              --            --             --            --
Long-term debt, including current
 maturities...............................             --              --            --             --            --
Stockholders' equity .....................         31,754          31,202        30,470         26,977        21,738

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Continuing Operations

The following tables set forth, for the periods indicated, the percentage which certain items in the consolidated statements of income bear to revenues from continuing operations, and the percentage change from period to period of these items:

                                                                 Years Ended January 31,
                                     ----------------------------------------------------------------
                                           2000                   1999                    1998
                                     ---------------       -----------------       -----------------
                                                         (Dollars in thousands)

    Revenues...................      $        39,224        $        34,004          $        29,524

    Cost of sales..............               20,794                 15,042                   11,455
                                     ---------------        ---------------          ---------------

    Gross   profit.............               18,430                18,962                    18,069

    Percentage ................                  47%                    56%                      61%

    Indirect costs* ...........               13,011                 13,006                   12,126
                                      --------------        ---------------          ---------------

    Operating income...........       $        5,419        $         5,956          $         5,943
                                      ==============         ==============           ==============

    Net  income from continuing
      operations...............       $        3,586        $         3,971          $         4,030
                                      ==============        ===============          ===============

*Indirect costs include selling, general and administrative expenses, as well sustaining engineering, research and development and support expenses.

Percentage of Revenues

                                                 Years Ended January 31,
                                   -----------------------------------------------------
                                       2000                1999               1998
                                   -------------       -------------      --------------
Revenues.........................     100.0%              100.0%             100.0%
Operating income.................      13.8                17.5               20.1
Interest expense.................        --                  --                 --
Interest income..................        .7                  .9                1.4
Income tax expense...............       5.3                 6.7                7.8
Net income.......................       8.0                16.7               16.5


Percentage Increase (Decrease)

                                            Years Ended January 31,
                                      -------------------------------------
                                        2000-1999             1999-1998
                                      ---------------       ---------------
Revenues...........................        15.4%                 15.2%
Operating income...................        (9.0)                   .2
Interest expense...................          --                    --
Interest income....................        (8.1)                (26.2)
Income tax expense.................        (9.7)                 (1.5)
Net income.........................       (44.5)                 16.6


Except for the historical information contained herein, the matters discussed in this Form 10-K are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Company's ability to achieve the objectives of its business plans, including the disposal of its discontinued businesses; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

In  July  1999,  the  Company  announced  that  it was  embarking  on a plan  to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. As of April 24, 2000, the Company has closed three out of six currently planned divestiture transactions. The aggregate consideration received to date is $3.5 million. The remaining transactions are in varying stages of completion. The Company does not expect to realize a loss on the sale of the discontinued segment, however at this time, management cannot determine the amount of gain that may result from the sale. At the conclusion of the divestiture process, the Company will consist of the parent company, Comarco Wireless, and its wholly-owned subsidiary, Comarco Wireless International, Inc. The Company is operating in one business segment, wireless communication products and services.


Results of Continuing Operations

Fiscal Year Ended January 31, 2000 Compared to Fiscal Year Ended
January 31, 1999

Fiscal Year 2000 revenues from continuing operations totaled $39.2 million, up 15% from the prior year. Increased year-to-year revenue is primarily due to the Company's completion of a number of wireless terminals callbox upgrade contracts, shipments of the Company's first generation universal power adapter and recharger, the initial rollout of the Company's wireless test and measurement mobile testing services during the fourth quarter of Fiscal Year 2000, along with a reduction in the sale of wireless test and measurement products to major cellular carriers, chiefly in the fourth quarter. This reduction in the sales of wireless test and measurement products was due to a major product transition to the new X-series test and measurement platform. The first of the X-series family was released in March 2000. The X-50 platform will support all multiple access technologies: CDMA, IS-136, GSM, and iDEN. The Company expects the level of sales activity for its wireless terminals callboxes will return to historical levels in Fiscal Year 2001, while services revenues will increase significantly with the full rollout of its wireless test and measurement mobile testing services.

The Company expects a rapid proliferation of portable and stationary computing and communication systems and appliances that are connected by wireless communication networks to the public internet, private intranet, private local area networks, servers, and other terminal devices. The Company provides products and services for these markets and with its core technologies consisting of wireless network design, wireless appliance interfaces and wireless design technologies, plans to provide additional products and services to end-users and network operators. Based on this current strategy, the Company forecasts that a growing percentage of its revenues and profit will come from services in the future.

Gross profit from continuing operations decreased to $18.4 million in Fiscal Year 2000 compared with $19.0 million in the prior year. Gross profit percentage of revenue was 47% in Fiscal Year 2000 compared with 56% in the prior year. The decreased gross profit dollars and percentage between years is due to the lower margins the Company realized on its increased sales of wireless terminals callboxes for the upgrade contracts for Los Angeles County, the San Francisco Bay and the Sacramento areas of California; sales of its first generation universal power adapters and rechargers; and lower sales of its higher margin wireless test and measurement products.

Indirect costs were $13.0 million in Fiscal Years 2000 and 1999. During Fiscal Year 2000, the Company increased sustaining engineering, research and development and support expenditures by $0.3 million to $3.8 million to support expected growth in its wireless test and measurement products and services along with the product development of the second generation of the wireless accessory, a portable power adapter and recharger, ChargeSource(TM). The Company expects this trend to continue as the Company executes its current plan to develop additional products and services for the marketplace which is converging wireless voice and data, broadband and the internet. Selling and general and administrative costs declined $0.3 million to $9.2 million, primarily due to a reduction in international selling expenses in response to softness in the international marketplace due to the well publicized effects of the economic and currency problems experienced by a number of international markets over the past eighteen months. The Company expects revenues and contribution from international markets to gradually increase.

Operating income from continuing operations decreased to $5.4 million, from $6.0 million in the prior year. Operating income as a percentage of revenues was 14% for Fiscal Year 2000, compared to 18% for the comparable prior period. The year-to-year decrease in operating income percentage is primarily due to lower gross profit contribution from the increased sales of wireless terminals callbox and wireless accessory universal power adapter product lines, as discussed above.

The Company is continuing its software product development program in its continuing operation's wireless communications products business. In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company's wireless communications products business capitalized and amortized $3.6 million and $1.9 million, respectively, during Fiscal Year 2000. The Company's wireless communications products business capitalized and amortized $2.9 million and $1.9 million, respectively, in Fiscal Year 1999. These amounts are in addition to the engineering, research and development and support expense discussed above.

The Company's orders for wireless communications products and services totaled $43.3 million for Fiscal Year 2000, compared with $33.5 million for Fiscal Year 1999. Unfilled orders at Comarco Wireless as of January 31, 2000 are approximately $21.2 million, compared to $17.2 million as of January 31, 1999. The current year balance includes $2.8 million of product and service orders for the wireless test and measurement, revenue assurance information, and mobile power product lines, and $2.8 million of deferred revenue for basic and extended warranty commitments. Since the rollout of the Company's large-scale mobile testing network, two national wireless providers have contracted with the Company for quality of service information services. The Company is in discussions with several additional potential customers and expects continued growth for its wireless test and measurement services. Management believes that substantially all of the products and services backlog amount (of $5.6 million) will result in revenue during Fiscal Year 2001. In general, most of the Company's product orders are filled within months from receipt of the order. The remaining unfilled orders of $15.6 million are related to the wireless vertical applications and terminals product line. This backlog balance consists of $0.9 million of new product orders and $14.7 million of long-term maintenance agreements. The Company is well into the process of negotiating new multi-year agreements for the maintenance and operation of the California installed base. The first two contracts, worth approximately $11 million, were negotiated and are part of the year-end backlog in Fiscal Year 2000. Additionally, since the end of Fiscal Year 2000, the Company has signed an upgrade contract and new maintenance and operation agreements with Orange County, California that together are valued at approximately $2.9 million. In this wireless vertical applications and terminals area, the Company continues to invest heavily in a number of large opportunities such as the Pennsylvania Turnpike Authority, and the states of Texas, Louisiana, Florida, Georgia, Nevada, Utah and Colorado.

Comarco Wireless has experienced, in each of the past six years, a seasonal fluctuation in wireless communications products activity, with greater sales in the latter half of its fiscal year and lesser amounts in the first half of the fiscal year, although this trend has been declining over the same six years. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the deployment schedule of wireless network operators in both North American and international markets, which can be delayed by both economic and political issues; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; and other competitive factors. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter. Therefore, the nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

Net interest income (interest income, less interest expense) for Fiscal Year 2000 totaled $274,000 compared to $298,000 for the prior fiscal year. The decrease is principally due to lower available investable balances year-to-year, along with lower interest rates.

The Company's continuing operations' effective tax rate is 36.5% for Fiscal Year 2000, which is level with the 36.5% for the previous fiscal year.

The overall decrease in continuing operations' net income from the prior year is primarily due to lower gross profit contribution dollars as noted above.


Fiscal Year Ended January 31, 1999 Compared to Fiscal Year Ended
January 31, 1998


Continuing operations' revenues increased 15% to $34.0 million for Fiscal Year 1999 from $29.5 million for the comparable period of the prior fiscal year. This increase is due to increased sales of the Company's wireless test and measurement, wireless revenue assurance information, and wireless terminals callbox systems and the initial introduction and market trials of ChargeSource(TM), a wireless accessory universal power adapter. The rapid growth of cellular and PCS markets, proliferation of digital communication technologies, and the expanding number of telephone carriers have created greater demand for the Company's products. During Fiscal Year 1999, the Company's product introductions included BaseLINE(TM), allowing wireless carriers to track the quality of their networks as well as the quality of their competitors' systems. The Company's wireless terminals callbox systems also had significant growth in Fiscal Year 1999. Late in the year, the Company commenced market trials of its universal power adapter, ChargeSource(TM), which is designed to charge all portable electronic devices commonly used by a business traveler.

Gross profit percentage of continuing operations' revenues was 56% in Fiscal Year 1999 compared with 61% in the prior fiscal year. The decreased gross margin percentage is due to greater sales of the Company's wireless terminals callbox systems and market trial sales of the wireless accessory universal power adapter product, which have lower gross margins than the wireless test and measurement and revenue assurance information product families.

Indirect costs increased $0.9 million or 7% year to year. Selling and general and administrative expenses totaled $9.5 million in Fiscal Year 1999, up 12% from the comparable period last year. Research and development expense and sustaining engineering and product support expenses totaled $3.5 million during Fiscal Year 1999 compared with $3.6 million in the prior fiscal year.

Operating income for continuing operations was $6.0 million for Fiscal Year 1999 compared with $5.9 million in the prior fiscal year. Operating income as a percentage of revenues was 18% for Fiscal Year 1999, compared to 20% for the comparable prior period. The year-to-year decrease in operating income percentage is primarily due to lower gross profit contribution from the increased sales of wireless terminals callbox and wireless accessory universal power adapter product lines, as discussed above.

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


Results of Discontinued Operations

In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. Subsequent to fiscal year end and as of April 24, 2000, the Company has closed three out of six currently planned divestiture transactions. The aggregate consideration received to date is $3.5 million. The remaining transactions are in varying stages of completion. The Company does not expect to realize a loss on the sale of the discontinued segment, however at this time, management cannot determine the amount of gain that may result from the sale.

Revenues provided by the discontinued operations totaled $51.7 million in Fiscal Year 2000 compared to $58.0 million in Fiscal Year 1999. The decreased revenues are due to the completion of the Company's contract at Reagan Washington
National Airport which ended on September 30, 1998, a 10% reduction in commercial staffing services revenue, partially offset by increased information technology staffing services revenues. Sales to the U.S. Government as well as to government prime contractors were 37% of the Company's total revenues from continuing and discontinued operations for the fiscal year ended January 31, 2000. Government agencies may terminate their contracts in whole or in part at their convenience. Government agencies may remove funding previously provided or may not exercise option periods. Therefore, there can be no assurance that the Government will fund the portions of existing contracts that are unfunded, or that the governmental agencies will exercise any options. The Company is experiencing a greater percentage of its information technology and staffing services revenue from fixed-price and fixed labor rate contracts versus cost-reimbursable contracts. Fixed-price and fixed labor-rate contracts shift more of the performance risk to the Company. Therefore, if the Company's assumptions or performance do not meet expectations, reduced profits or losses could be realized. The operating loss (revenues less direct costs, indirect costs, and depreciation and amortization) for discontinued operations was $0.6 million in Fiscal Year 2000 compared with operating income of $2.4 million in the prior fiscal year. The current operating loss is due to the recording of a final pre-tax $1.3 million loss to terminate two fixed price contracts with a single government agency and an additional pre-tax loss of $1.4 million related to the change in management's estimate to complete a multi-year fixed price contract after completion of protracted negotiations with the U.S. Air Force over the Company's request for equitable adjustment. The negotiation resulted in additional funding of $5.1 million and a 30-month contract extension. The modified contract now ends in March 2002. The $1.4 million provision is based on the Company's assumptions and future performance expectations over the remaining 26-month contract performance period of the contract as of January 31, 2000. If the Company's assumptions or performance do not meet expectations, additional loss provisions would be required. Discontinued net loss was $0.4 million in Fiscal Year 2000 compared with net income of $1.7 million a year ago.

Revenues provided by discontinued operations totaled $58.0 million in Fiscal Year 1999 compared to $55.6 million in the prior year. The increased revenue of 4% year-to-year is due to a 17% increase in information technology staffing services and a 22% increase in commercial staffing services, offset by a reduction in airport management staffing services due to the completion of the Company's contract at Reagan Washington National Airport, which ended on September 30, 1998. This contract contributed $6.0 million in revenue in the year ended January 31, 1999. The Company decided not to pursue the recompete of this contract since it was marginally profitable, and it would have been unprofitable if reawarded to the Company. Sales to the U.S. Government as well as to government prime contractors were 34% of the Company's total revenues from continuing and discontinued operations for the fiscal year ended January 31, 1999. In the course of the Company's business, its contracts are periodically opened for competition. In March 1998, the Company announced the award of a five-year Government contract (three-year base period with two one-year options) with an estimated value of $75 million to continue to provide engineering and management services to the U.S. Navy at Crane, Indiana. Contract periods are generally three to five years, including options.

In Fiscal Year 1998, the Company recorded a $710,000 charge against operating income from the impairment of certain assets of its information technology and staffing services software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon marketing initiatives which proved unsuccessful in the fourth quarter, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the restated discontinued operations results.

Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for the discontinued segment was $2.4 million in Fiscal Year 1999 compared to $1.2 million in Fiscal Year 1998 (after giving effect to a $0.7 million non-recurring, non-cash charge for the write-off of the remaining intangible assets associated with the Company's information technology and staffing services software development operation). Net income from discontinued operations was $1.7 million in Fiscal Year 1999 compared to $0.8 million a year earlier.


Liquidity and Capital Resources

The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The Company expects to renew the loan agreement under similar terms and conditions. The revolving credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $3.9 million (excludes investments in the Company's deferred compensation plan for executives) during the fourth quarter of Fiscal Year 2000. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, software product development costs, and stock re-purchases. In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and the consolidated balance sheet reflects net assets available for sale of $9.4 million as of January 31, 2000. Subsequent to fiscal year end and as of April 24, 2000, the Company has closed three out of six planned divestiture transactions. The aggregate consideration received to date is $3.5 million. The remaining transactions are in varying stages of completion.


During Fiscal Year 2000, the Company's average days' sales in accounts receivable for continuing operations have been reduced from 93 days at the end of Fiscal Year 1999 to 58 days as of January 31, 2000. The reduction is due to improved cash collection procedures and lower international sales activity whose receivables on average, take longer to collect.

  Several additional key factors indicating the Company's financial condition include:

                                        January 31,              January 31,
                                     -------------------------------------------
                                           2000                     1999
                                     -------------------------------------------
    Current                                     2.99                     3.52
      ratio.........................
    Working                           $   23,457,000          $    24,833,000
      capital.....................
    Book value per                    $         7.32          $          7.00
      share.............

The Company continued to demonstrate solid financial strength in the above financial factors during Fiscal Year 2000.

During Fiscal Year 2000, the Company generated $9.2 million of cash flows from continuing operations' operating activities, up sharply from $6.0 million in the prior fiscal year. The increase is due to better management of the Company's working capital. Cash flows from operating activities, along with a portion of the Company's investments, were used to fund a number of financing and investing activities, as discussed below.

The Company has a significant commitment for capital expenditures at January 31, 2000 for Comarco Wireless. The Company has developed and intends to continue developing numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital. The amounts capitalized and amortized in the Company's wireless communications products business in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $3.6 million and $1.9 million, respectively, in Fiscal Year 2000.

The Company's Board of Directors has authorized a stock re-purchase program of up to 2,000,000 shares. As of January 31, 2000, the Company has re-purchased and retired approximately 1,456,000 shares of which 245,900 shares in the amount of $4.8 million were re-purchased during Fiscal Year 2000. The average price paid per share re-purchased under the program was $11.06.

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 21 of the Notes to Consolidated Financial Statements).

The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations during Fiscal Year 2001.


New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. This standard establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe that the adoption of this new standard will have a material impact on its financial position or results of operations.


Year 2000 Issue

The Year 2000 Issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year (the "Year 2000 Issue"). Software, hardware or firmware may recognize a date using "00" as the year 1900, rather than the year 2000. Such an inability of computer programs to recognize a year that begins with "00" could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company undertook a program to address the Year 2000 Issue with respect to the following: (i) the Company's information technology and operating systems;
(ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology); (iii) certain systems of the Company's major vendors and material service providers (insofar as they relate to the Company's business activities with such parties); and (iv) the Company's material clients (insofar as the Year 2000 Issue relates to the Company's ability to provide services to such clients).

No public infrastructure problems or any other significant problems with respect to any of the areas listed in the previous paragraph were encountered during rollover to the year 2000. After system verification and testing, the Company's systems are operating normally. The Company is not aware of any significant issues related to the Year 2000 Issue.

The Company continues to monitor the status of its operations, major vendors, material service providers and material clients to ensure that no significant business interruptions occur.

Costs incurred to achieve year 2000 readiness were charged to expense as incurred. Such costs included both internal resources dedicated to achieving year 2000 compliance, as well as the costs of independent consultants retained to assess the Company's year 2000 initiatives. Substantially all of the Company's year 2000 costs were incurred prior to January 31, 2000. The year 2000 costs incurred were not material to the consolidated financial statements.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of January 31, 2000, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

The Company's interest rate risk in the year ended January 31, 2000 was limited to a minor amount of available-for-sale investments; these investments were sold during the year ended January 31, 2000, and therefore, the interest rate risk was eliminated.

Item 8.  Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................. 25
Financial Statements:
     Consolidated Balance Sheets, January 31, 2000 and 1999............... 26
     Consolidated Statements of Income, Years Ended
     January 31, 2000, 1999, and 1998..................................... 27
     Consolidated Statements of Cash Flows, Years Ended
     January 31, 2000, 1999, and 1998..................................... 28
     Consolidated Statements of Comprehensive Income, Years Ended
     January 31, 2000, 1999, and 1998..................................... 29
     Notes to Consolidated Financial Statements,
     January 31, 2000, 1999, and 1998..................................... 30
Financial Statement Schedule - II Reserves, Years Ended
January 31, 2000, 1999, and 1998.......................................... 54

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMARCO, Inc. and Subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                                        KPMG LLP


McLean, Virginia
March 20, 2000

                         COMARCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                        January 31,
                                                              -------------------------------
                                                                  2000               1999
                                                              --------------      -----------
Current assets:
   Cash and cash equivalents..............................    $      5,064       $      3,220
   Short-term investments.................................           3,721              2,775
   Accounts receivable, net...............................           6,695             11,231
   Inventory..............................................           4,852              4,157
   Deferred tax asset.....................................           2,908              2,112
   Net assets available for sale..........................           9,361             10,872
   Other current assets...................................           2,651                337
                                                              ------------       ------------

     Total current assets.................................          35,252             34,704

Long-term investments ....................................              --                526
Property and equipment, net...............................           2,763              1,948
Software development costs, net...........................           5,839              4,185
Intangible assets, net....................................           2,222              1,545
Other assets..............................................              72                 93
                                                              ------------       ------------
                                                              $     46,148       $     43,001
                                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................    $        666       $        499
   Deferred revenue.......................................           3,077              2,902
   Accrued liabilities....................................           8,052              6,470
                                                              ------------       ------------

     Total current liabilities............................          11,795              9,871
Deferred income taxes.....................................           2,599              1,928

Stockholders' equity:
   Common stock, $.10 par value, 33,750,000 shares
   authorized; shares outstanding of 4,340,362 in 2000 and
   4,456,460 in 1999......................................             434                446
   Paid-in capital........................................           4,692              2,795
   Accumulated other comprehensive income:
     Unrealized investment gains..........................               3                 16
   Retained earnings......................................          26,625             27,945
                                                              ------------        -----------

     Total stockholders' equity...........................          31,754             31,202

Commitments and contingencies (Notes  15 and 21)
                                                              ------------        -----------
                                                              $     46,148        $    43,001
                                                              ============        ===========

          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in thousands, except per share amounts)

                                                                      Years Ended January 31,
                                                        -----------------------------------------------------
                                                            2000                1999               1998
                                                        -------------       -------------      --------------
Revenues:
   Product sales....................................    $    33,499         $    28,849        $    25,586
   Services.........................................          5,725               5,155              3,938
                                                        -----------         -----------        -----------
                                                             39,224              34,004             29,524
                                                        -----------         -----------        -----------
Cost of sales:
   Product sales....................................         16,983              11,569              8,704
   Services.........................................          3,811               3,473              2,751
                                                        -----------         -----------        -----------
                                                             20,794              15,042             11,455
                                                        -----------         -----------        -----------

Gross profit........................................         18,430              18,962             18,069
Selling, general and administrative costs...........          9,203               9,526              8,534
Engineering and support costs.......................          3,808               3,480              3,592
                                                        -----------         -----------        -----------

Operating income....................................          5,419               5,956              5,943
Interest income.....................................            274                 298                404

Minority interest in earnings.......................            (46)                ---                ---
                                                        -----------         -----------        -----------

Income before income taxes..........................          5,647               6,254              6,347
Income tax expense..................................          2,061               2,283              2,317
                                                        -----------         -----------        -----------

Net income from continuing operations...............          3,586               3,971              4,030

Net income (loss) from discontinued operations......           (433)              1,712                845
                                                        -----------         -----------        -----------

Net income..........................................    $     3,153         $     5,683        $     4,875
                                                        ===========         ===========        ===========

Earnings per share - continuing operations:
     Basic..........................................    $       .82         $       .86        $       .85
                                                        ===========         ===========        ===========
     Diluted........................................    $       .74         $       .77        $       .72
                                                        ===========         ===========        ===========
Earnings (loss) per share - discontinued operations:
     Basic..........................................    $     (.10)         $       .37        $       .18
                                                        ===========         ===========        ===========
     Diluted........................................    $     (.10)         $       .36        $       .17
                                                        ===========         ===========        ===========
Earnings per share:
     Basic..........................................    $       .72         $      1.23        $      1.03
                                                        ===========         ===========        ===========
     Diluted........................................    $       .64         $      1.13        $       .89
                                                        ===========         ===========        ===========

          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                               Years Ended January 31,
                                                                ------------------------------------------------------
                                                                    2000                 1999               1998
                                                                --------------       -------------      --------------
Cash flows from operating activities:
   Net income from continuing operations....................    $     3,586          $     3,971        $     4,030
   Adjustments to reconcile net income from continuing
     operations  to net cash provided by operating activities:
       Loss (gain) on disposal of property and equipment....             85                   (4)                --
       Depreciation and amortization........................          3,159                2,925              3,469
       Provision for doubtful accounts receivable...........             24                   24                 66
       Minority interest in earnings of subsidiary..........             46                   --                 --
       Deferred income taxes................................           (125)                (281)               205
       Changes in operating assets and liabilities, net of
        effects from the purchases of  GTE & Cubic:
           Increases in investments.........................           (975)                (980)              (537)
         Decrease (increase) in accounts receivable.........          4,512               (2,189)            (3,425)
         Decrease (increase) in inventory...................           (695)               1,090             (1,644)
         Decrease (increase) in other assets................         (2,293)                  92               (184)
         Increase in current liabilities....................          1,924                1,327                 69
                                                                --------------       -------------      -------------
   Net cash provided by operating activities................          9,248                5,975              2,049
                                                                --------------       -------------      -------------
Cash flows from investing activities:
   Purchases of investments.................................             --                   --             (1,204)
   Proceeds from sales of investments.......................            542                2,407                712
   Purchases of property and equipment......................         (1,876)                (995)            (1,293)
   Proceeds from sales of property and equipment............             29                    4                 14
   Software development costs...............................         (3,563)              (2,936)            (2,506)
   Cost of acquisition of Cubic, net of cash acquired.......             --                   --             (1,717)
   Cost of acquisition of ITI technology....................             --               (1,000)                --
   Cost of acquisition of CWT minority interest.............           (433)                  --                 --
                                                                --------------       -------------      -------------
   Net cash used in investing activities....................         (5,301)              (2,520)            (5,994)
                                                                --------------       -------------      -------------
Cash flows from financing activities:
   Proceeds from issuance of stock, including tax benefit...          1,456                  227                453
   Proceeds from issuance of subsidiary stock...............            179                   --                 --
   Purchase of common stock.................................         (4,816)              (5,194)            (1,835)
                                                                --------------       -------------      -------------
   Net cash used by financing activities....................         (3,181)              (4,967)            (1,382)
                                                                --------------       -------------      -------------

Net increase (decrease) in cash and cash equivalents -
   continuing operations...................................             766               (1,512)            (5,327)

Net increase (decrease) in cash and cash equivalents -
   discontinued operations.................................           1,078                 (524)            (2,128)
                                                                --------------       -------------      -------------
Net increase (decrease) in cash and cash equivalents........          1,844               (2,036)            (7,455)

Cash and cash equivalents, beginning of year................          3,220                5,256             12,711
                                                                --------------       -------------      -------------

Cash and cash equivalents, end of year......................    $     5,064          $     3,220        $     5,256
                                                                ==============       =============      =============

          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Dollars in thousands)



                                                                              Years Ended January 31,
                                                                -----------------------------------------------------
                                                                    2000                1999               1998
                                                                -------------       -------------      --------------

Net income..................................................    $     3,153         $     5,683        $     4,875
Other comprehensive income:
  Unrealized holding gains (losses) on investments, net of tax          (13)                 16                 --
                                                                -------------       -------------      --------------

Comprehensive income........................................    $     3,140         $     5,699        $     4,875
                                                                =============       =============      ==============







































          See accompanying notes to consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JANUARY 31, 2000 AND 1999 AND 1998


1.   Significant Accounting Policies

     a. The Company--COMARCO, Inc. and its subsidiaries (the "Company") provide test and measurement products and services for wireless telephone carriers, systems for the wireless transmission of voice and data, and wireless accessory products for portable wireless appliances such as notebook computers, cellular telephones and personal organizers. In October 1996, Comarco Wireless
Technologies,   Inc.  ("CWT")  acquired  the  callbox  assets  of  GTE  Cellular
Communications Corporation. In February 1997, Comarco Wireless Technologies, Inc. acquired the callbox assets of Cubic Communications, Inc. In May 1998, Comarco Wireless Technologies, Inc. acquired certain intellectual property and related software assets of Industrial Technology, Inc. ("ITI"). These acquisitions were accounted for using the purchase method. The difference between the estimated fair values of the acquired net tangible and identifiable intangible assets and the assumed liabilities was recorded to negative goodwill for the GTE purchase. The difference between identified tangible and intangible assets and assumed liabilities was recorded as goodwill for the Cubic purchase. The results of acquired operations have been included in the Company's consolidated results of operations since the respective acquisition dates. The acquisitions did not have a significant pro-forma impact on operations.

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

     d. Revenues-- Revenues from product sales are recorded as products are shipped or when customers have accepted the products, depending on the contract terms. The estimated sales value of post contract customer support, which is included as part of an initial warranty period, is deferred and amortized over the warranty period. Revenues from extended warranty agreements are recognized ratably over the term of the agreement.

     Revenues from services are recorded as services are rendered. Certain of the Company's services revenues are earned under long term agreements and are recorded using the percentage-of-completion method. Under the percentage-of-completion method, revenue is recorded as costs are incurred, and profit is recognized on each contract based on the percentage that the incurred costs bear to total estimated costs. Costs to complete are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which they are first determinable.

     e. Cash and Cash Equivalents--For purposes of the consolidated financial statements, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $4.7 million and $3.1 million at January 31, 2000 and 1999, respectively, consist primarily of money market funds, which are stated at cost, which approximates fair value.

     f. Investments--Investments at January 31, 2000 and 1999 consist of high-grade municipal debt and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

     g. Inventory--Inventory is stated at the lower of cost or market. Cost is determined using weighted-average cost, which approximates actual costs on a first-in, first-out (FIFO) method. Inventory consists primarily of electronic components, and the Company regularly assesses the need to adjust inventory valuations for obsolescence due to rapid technological changes in the wireless communications products industry.

     h. Property and Equipment--Property and equipment are stated at cost and are depreciated using the straight-line method. Office furnishings and fixtures are depreciated over useful lives of five to seven years, and equipment and software are depreciated over useful lives of two to five years.

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

     j. Intangible Assets--Intangible assets are being amortized over periods of five to fifteen years. Costs in excess of net assets acquired are being amortized over fifteen years. All such amortization is computed on the straight-line basis.

     The Company reviews its long-lived assets, including excess of purchase price over net assets acquired and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognizes an impairment loss when the sum of the expected, undiscounted future cash flows is less than the carrying amount of the asset. The assessment of the recoverability of long-lived assets will be impacted if estimated future operating cash flows are not achieved.

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

        l. Minority interest--During the year ended January 31, 2000, the Company issued 58,000 shares of CWT stock from the exercise of stock options, which resulted in the creation of a minority interest in the amount of $297,000. In December 1999, the Company elected to acquire the minority interest through the payment of $433,000 in cash and the issuance of 46,177 shares of Company stock. Under the purchase method of accounting, intangible assets of $980,000 were created in the acquisition of the minority interest. Future exercises of CWT stock options will result in the creation of a new minority interest. If the Company elects to acquire any future minority interests, additional intangible assets will be recognized.

     m. Per Share Information--During the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, and computes basic and diluted net income per share based on the weighted-average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options and convertible securities. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable. Comparative earnings per share data have been restated for prior periods. Consolidated net income of the Company used in computing diluted earnings per share purposes is diluted as a result of stock options issued by the Company's subsidiaries which enable their holders to obtain the subsidiaries' common stock.

     n. Stock Option Plans--Prior to February 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On February 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the year ended January 31, 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     o. Fair Value of Financial Instruments--The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

     p. Comprehensive Income--As of February 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains on securities, net of income tax, and is presented in the consolidated statements of comprehensive income. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior years' consolidated financial statements have been reclassified to conform with the requirements of SFAS No. 130.

     q. Reclassifications--Certain reclassifications of 1999 and 1998 amounts have been made to conform to the 2000 presentation.


2.  Discontinued Operations

In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business segment. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is reflected as discontinued operations and prior periods have been restated. The
Company has engaged an investment banking firm to market and sell the discontinued segment. The Company expects the sale of the discontinued segment to be completed during the year ended January 31, 2001. Revenues from the discontinued segment were $51.7 million, $58.0 million, and $55.6 million in the years ended January 31, 2000, 1999, and 1998, respectively. Net income (loss) of the discontinued segment was $(0.4) million, $1.7 million, and $0.8 million, which includes income tax expense (benefit) of $(0.2) million, $1.2 million and $0.6 million, in the years ended January 31, 2000, 1999, and 1998, respectively.

The components of net assets available for sale of the discontinued operations included in the Consolidated Balance Sheets were as follows:

                                                               January 31,
                                                       ----------------------------
                                                          2000             1999
                                                       -----------      -----------
                                                         (Dollars in thousands)
         Accounts receivable, net..................    $   9,188        $  11,920

         Other current assets......................           87              239
         Property and equipment, net...............          385              476
         Intangible assets, net....................        2,460            2,042
         Other assets..............................          424              481
         Accounts payable..........................         (353)            (576)
         Accrued liabilities.......................       (2,830)          (3,710)
                                                       -----------      -----------
                                                       $   9,361        $  10,872
                                                       ===========      ===========

3.   Investments

Securities classified as available for sale are as follows at January 31, 2000 and 1999:

                                           Gross            Gross
                                           Unrealized       Unrealized        Aggregate
            Security         Amortized     Holding          Holding           Fair
Year        Type             Cost          Gains            Losses            Value
----        --------         ---------     ----------       ----------        ---------
                             (Dollars in thousands)
2000        Equity            $ 83            $ 4             --               $ 87
1999        Debt               512             14             --                526
1999        Equity             102             14             --                116

Proceeds from the sales of available-for-sale securities in the years ended January 31, 2000 and 1999 were $542,000 and $2.4 million, respectively. No gross realized gains or losses were recorded on sales of available-for-sale securities in the years ended January 31, 2000 and 1999.

Short-term investments at January 31, 2000 and 1999 included amounts of $3.6 million and $2.7 million, respectively, related to balances maintained in a non-qualified deferred compensation plan for Company executives and directors. These investments are classified as trading securities. The amount of net unrealized holding gains on these trading securities recorded in the years ended January 31, 2000 and 1999 were $173,000 and $281,000, respectively.


4.   Accounts Receivable

Accounts receivable consist of the following:

                                                                   January 31,
                                                           ----------------------------
                                                              2000             1999
                                                           -----------      -----------

                                                             (Dollars in thousands)
         Commercial....................................    $  6,733         $ 11,198
         Other ........................................          72              129
                                                           -----------      -----------
                                                              6,805           11,327
         Less:  Allowances for doubtful accounts.......        (110)             (96)
                                                           -----------      -----------
                                                           $  6,695         $ 11,231
                                                           ===========      ===========

5.   Inventory

Inventory consists of the following:

                                                                     January 31,
                                                             ----------------------------
                                                                2000             1999
                                                             -----------      -----------

                                                               (Dollars in thousands)
         Raw materials.................................    $   4,122        $   3,819
         Work-in-process...............................          274              196
         Finished goods................................          456              142
                                                            ----------      -----------
                                                           $   4,852        $   4,157
                                                           ===========      ===========

6.   Property and Equipment

Property and equipment consist of the following:

                                                                      January 31,
                                                              ----------------------------
                                                                 2000             1999
                                                              -----------      -----------

                                                                (Dollars in thousands)
         Office furnishings and fixtures.................    $   1,362        $     976
         Equipment.......................................        5,357            4,139
         Software........................................          281              228
                                                             -----------      -----------
                                                                 7,000            5,343
         Less: Accumulated depreciation and amortization.       (4,237)          (3,395)
                                                             -----------      -----------
                                                             $   2,763        $   1,948
                                                             ===========      ===========

7.   Software Development Costs

Software development costs consist of the following:

                                                                       January 31,
                                                               ----------------------------
                                                                  2000             1999
                                                               -----------      -----------

                                                                 (Dollars in thousands)
         Software development costs........................    $   7,944        $   8,042
         Less: Accumulated amortization....................       (2,105)          (3,857)
                                                               -----------      -----------
                                                               $   5,839        $   4,185
                                                               ===========      ===========

Capitalization of software development costs for the years ended January 31, 2000, 1999, and 1998 amounted to $3,563,000, $2,936,000, and $2,506,000, respectively. Amortization of software development costs for the years ended January 31, 2000, 1999, and 1998 amounted to $1,909,000, $1,882,000, and
$1,809,000, respectively.


8.   Intangible Assets

Intangible assets consist of the following:

                                                                                 January 31,
                                                                         ----------------------------
                                                                            2000             1999
                                                                         -----------      -----------

                                                                           (Dollars in thousands)
         Costs in excess of net assets acquired......................... $   1,724        $     744
         Other intangible assets, based on allocated purchase price.....     1,000            1,000
                                                                         -----------      -----------
                                                                             2,724            1,744
         Accumulated amortization.......................................      (502)            (199)
                                                                         -----------      -----------
                                                                         $   2,222        $   1,545
                                                                         ===========      ===========

Amortization of intangible assets for the years ended January 31, 2000, 1999, and 1998 amounted to $303,000, $149,000, and $50,000, respectively.


9.   Bank Line of Credit

As a part of a loan agreement with a bank, the Company has a $10 million revolving credit facility, which expires June 30, 2000. The revolving credit facility is unsecured provided that the Company complies with certain covenants. Outstanding loans under this agreement bear interest at no less than the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus 150 basis points, at the Company's option. The interest rates can be increased by the bank dependent upon the Company maintaining certain financial ratios. The bank's prime rate was 8.75% at January 31, 2000. There were no borrowings under the line of credit at January 31, 2000 or 1999. The loan agreement also includes certain restrictive covenants.


10.      Accrued Liabilities

Accrued liabilities consist of the following:

                                                                                 January 31,
                                                                         ----------------------------
                                                                            2000             1999
                                                                         -----------      -----------
                                                                           (Dollars in thousands)
         Accrued payroll and related expenses........................    $   5,688        $   4,575
         Other.......................................................        2,364            1,895
                                                                         -----------      -----------
                                                                         $   8,052        $   6,470
                                                                         ===========      ===========

11.      Stockholders' Equity

Changes in the components of stockholders' equity for the years ended January 31, 1998, 1999, and 2000 were as follows:

                                                                            Accumulated Other
                                                Common                        Comprehensive        Retained
                                               Stock Par       Paid-in         Income, net         Earnings
                                                 Value         Capital                                             Total
                                             --------------  ------------  ------------------    ------------  --------------
                                                                     (Dollars in thousands)
Balance at January 31, 1997,
      4,777,959 shares...................    $      478      $    4,450     $       --           $   22,049     $   26,977
   Net income............................            --              --             --                4,875          4,875
   Exercise of stock options, 43,900
     shares..............................             4             214             --                   --            218
   Tax benefit from exercise of stock
     options.............................            --             235             --                   --            235
   Purchase and retirement of common
     stock, 103,149 shares...............           (10)         (1,825)            --                   --         (1,835)
                                             --------------  ------------   ----------------     ------------   ------------
Balance at January 31, 1998,
      4,718,710 shares...................           472           3,074             --               26,924         30,470
   Net income............................            --              --             --                5,683          5,683
   Exercise of stock options, 19,250
     shares..............................             2              85             --                   --             87
   Tax benefit from exercise of stock
     options.............................            --             140             --                   --            140
   Purchase and retirement of common
     stock, 281,500 shares...............           (28)           (504)            --               (4,662)        (5,194)
   Recognition of unrealized holding gain
     on available for sale securities....            --              --             16                   --             16
                                             --------------  ------------   ----------------     ------------   ------------
Balance at January 31, 1999,
      4,456,460  shares..................           446           2,795             16               27,945         31,202
   Net income............................            --              --             --                3,153          3,153
   Exercise of stock options, 83,625
     shares..............................             8             583             --                   --            591
   Tax benefit from exercise of stock
     options.............................            --             865             --                   --            865
   Purchase and retirement of common
     stock, 245,900 shares...............           (25)           (436)            --               (4,355)        (4,816)
   Minority interest resulting from
     exercise of subsidiary options......            --              --             --                 (118)          (118)
   Issuance of common stock to acquire
     subsidiary minority interest, 46,177
     shares..............................             5             885             --                   --            890
   Recognition of unrealized holding loss
      on available for sale securities...            --              --            (13)                  --            (13)
                                             --------------  ------------   ----------------     ------------   -------------
Balance at January 31, 2000,
     4,340,362 shares....................    $      434      $    4,692     $        3           $   26,625     $    31,754
                                             ==============  ============   ================     ============   =============


12.  ...................................Income Taxes

Income taxes consist of the following amounts:

                                                                             Years Ended January 31,
                                                                -----------------------------------------------------
                                                                    2000               1999                1998
                                                                -------------       -------------      --------------
                                                                               (Dollars in thousands)
   Federal income tax:
     Current...............................................     $   1,906          $    1,869          $   2,012
     Deferred..............................................          (318)                (52)              (278)
   State income taxes:
     Current...............................................           538                 477                640
     Deferred..............................................           (65)                (11)               (57)
                                                                -------------       -------------      --------------
                                                                $   2,061           $   2,283          $   2,317
                                                                =============       =============      ==============

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement reporting purposes and such amounts recognized for tax filing purposes. The principal items making up the deferred tax provision in the years ended January 31, 2000, 1999 and 1998 were differing depreciation methods, the amortization of intangibles, accrued compensation, software development costs, and prepaid expenses.

The differences between the effective income tax rate and the statutory federal income tax rates for the years ended January 31, 2000, 1999, and 1998 are as follows:

                                                                    Years Ended January 31,
                                              ---------------------------------------------------------------------
                                                      2000                    1999                    1998
                                              ---------------------   ---------------------   ---------------------
                                                          Percent                 Percent                 Percent
                                                          Pretax                  Pretax                  Pretax
                                               Amount      Income       Amount     Income      Amount      Income
                                              ---------   ---------   ---------   ---------   ---------   ---------

                                                                     (Dollars in thousands)
Computed "expected" tax on income before
   income taxes...........................    $ 1,976       35.0%     $ 2,189       35.0%     $ 2,221       35.0%
Surtax exemption..........................        (56)      (1.0)         (63)      (1.0)         (63)      (1.0)
State tax, net of federal benefit.........        312        5.5          308        4.9          385        6.1
Other, net................................       (171)      (3.0)        (151)      (2.4)        (226)      (3.6)
                                              ---------   ---------   ---------   ---------   ---------   ---------

Taxes on income...........................    $ 2,061       36.5%     $ 2,283       36.5%     $ 2,317       36.5%
                                              =========   =========   =========   =========   =========   =========


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2000 and 1999 are presented below:



                                                                                  January 31,
                                                                --------------------------------------------

                                                                         2000                     1999
                                                                   ---------------          ---------------
                                                                           (Dollars in thousands)
   Deferred tax assets:
      Accounts receivable....................................        $       600          $        385
      Property and equipment, principally due to differing
       depreciation methods..................................                239                   138
      Employee benefits, principally due to accrual for
       financial reporting purposes..........................              2,265                 1,745
      Other..................................................                233                    61
                                                                     -------------        -------------
      Total gross deferred tax assets........................              3,337                 2,329
      Less valuation allowance...............................                 --                    --
                                                                     -------------        -------------
      Net deferred tax assets................................        $     3,337          $      2,329
                                                                     -------------        -------------

    Deferred tax liabilities:
      Prepaid expenses.......................................        $        91          $         96
      Long-term investments..................................                 --                    12
      Property and equipment, principally due to differing
       depreciation methods..................................                220                    56
      Software development costs.............................              2,452                 1,716
      Other..................................................                265                   265
                                                                     -------------        -------------
      Total gross deferred tax liabilities...................        $     3,028          $      2,145
                                                                     -------------        -------------
      Net deferred tax asset................................         $       309          $        184
                                                                     =============        =============

There was no valuation allowance for deferred tax assets as of February 1, 1999, and no change in the valuation allowance for the year ended January 31, 2000. The Company believes that deferred tax assets will be recoverable through normal operations.


13.   Stock Options

The Company has two employee stock option plans and a director stock option plan under which officers, key employees, and directors may be granted options to purchase up to 1,802,891 shares of common stock of the Company at not less than 100% of the fair market value at the date of grant, unless the optionee is a 10% shareholder of the Company, in which case the price must not be less than 110% of the fair market value. The options are exercisable in installments determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10% shareholders). Transactions and other information relating to these plans for the three years ended January 31, 2000 are summarized below:

                                                                Outstanding Options
                                                   ----------------------------------------------

                                                   Number of Shares          Weighted-Average
                                                                              Exercise Price
                                                   ------------------   -----------------------------
Balance, January 31, 1997.......................        551,900                  $  7.01
   Options granted..............................        169,000                  $ 19.95
   Options canceled or expired..................        (25,125)                 $ 11.62
   Options exercised............................        (43,900)                 $  4.97
                                                   ---------------

Balance, January 31, 1998.......................        651,875                  $ 10.32
   Options granted..............................         64,000                  $ 21.00
   Options canceled or expired..................         (8,500)                 $ 22.39
   Options exercised............................        (19,250)                 $  4.48
                                                   ---------------

Balance, January 31, 1999.......................        688,125                  $ 11.33
   Options granted..............................         70,000                  $ 20.17
   Options canceled or expired..................        (15,500)                 $ 20.53
   Options exercised............................        (83,625)                 $  6.36
                                                   ---------------
Balance, January 31, 2000.......................        659,000                  $ 12.68
                                                   ===============

The following table summarizes information about stock options outstanding at January 31, 2000:

                                      Options Outstanding                               Options Exercisable
                   -----------------------------------------------------------  -------------------------------------
                          Number           Weighted-Avg.                               Number
      Range of          Outstanding          Remaining           Weighted-Avg.       Exercisable        Weighted-Avg.
   Exercise Prices      at 1/31/00        Contractual Life      Exercise Price       at 1/31/00        Exercise Price
--------------------------------------   -------------------   ------------------  ----------------   ------------------
  $1.88 to 2.00            95,000            1.0 years              $1.96                95,000            $1.96
     4.56 to 6.25         131,000            3.2                     5.31               131,000             5.31
  8.63 to 11.50            69,500            5.1                     9.04                69,500             9.04
  14.50 to 17.625         188,250            6.9                    16.12               108,250            15.76
  19.81 to 23.31          175,250            8.6                    21.75                47,500             22.52
                      ----------------                                             ----------------
  $1.88 to 23.31          659,000            5.5                   $12.68               451,250            $9.50
                      ================                                             ================


Stock options exercisable at January 31, 2000, 1999, and 1998 were 451,250, 432,125, and 360,875 respectively, at weighted-average exercise prices of $9.50, $7.31, and $5.18, respectively. Shares available under the plans for future grants at January 31, 2000, 1999, and 1998 were 183,355, 237,855, and 293,355, respectively.

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2000, 1999, and 1998 was $8.40, $8.89, and $8.93, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                 Years ended January 31,
                                              -------------------------------
                                                2000       1999       1998
                                              ----------  --------   --------
         Expected dividend yield                0.0%        0.0%       0.0%
         Expected volatility                   31.4%       32.5%      34.2%
         Risk-free interest rate                5.5%        5.5%       6.1%
         Expected life                         6 years     6 years    6 years

One of the Company's subsidiaries, Comarco Wireless Technologies, Inc. ("CWT"), also has a stock option plan. Figures for this plan reflect a 10-for-1 stock split declared during the year ended January 31, 1998. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100% of the fair market value at the date of grant. As of January 31, 2000, all 3,058,000 outstanding shares of CWT common stock are owned by the Company. The fair market value of the shares and the exercise dates of the options are determined by the Compensation Committee of the Company's Board of Directors, however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the Committee, but not later than ten years and one week after the date of grant. In the fiscal year ended January 31, 1998, 11,000 options were granted at an exercise price of $17.62. In the fiscal years ended January 31, 1999 and 2000, no options were granted. At January 31, 1999 and at January 31, 1998, there were 419,000 outstanding options at a weighted-average exercise price of $5.33. In the fiscal year ended January 31, 2000, 58,000 options were exercised at a weighted-average exercise price of $3.08 per share, and 5,000 options were canceled at a weighted-average exercise price of $13.22 per share. Stock options exercisable at January 31, 2000, 1999 and 1998 were 345,500, 361,750, and
257,000, respectively, at weighted-average exercise prices of $5.28, $4.53, and $4.20, respectively. Shares available under the plan for future grants at January 31, 2000, 1999 and 1998 were 186,000, 181,000 and 181,000, respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 2000:

                                    Options Outstanding                                Options Exercisable
                 -----------------------------------------------------------  --------------------------------------
                       Number           Weighted-Avg.                                Number
       Range of      Outstanding          Remaining           Weighted-Avg.        Exercisable       Weighted-Avg.
   Exercise Prices   at 1/31/00        Contractual Life      Exercise Price        at 1/31/00        Exercise Price
------------------  ---------------   -------------------   ------------------   ----------------  -------------------
  $2.53 to 4.30        265,000               4.7 years             $3.06              265,000            $3.06
  11.97 to 13.22        80,000               5.9                   12.28               75,000            12.22
         17.62          11,000               7.1                   17.62                5,500            17.62
                    -------------                                                --------------
  $2.53 to 17.62       356,000               5.1                   $5.59              345,500            $5.28
                    =============                                                ==============

The per share weighted-average fair value of CWT stock options granted during the year ended January 31, 1998 was $7.35 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

       Expected dividend yield                         0.0%
       Expected volatility                            35.6%
       Risk-free interest rate                          6.2%
       Expected life                                5 years

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          Years ended January 31,
                                                                    ------------------------------------
                                                                      2000         1999         1998
                                                                    ----------   ----------   ----------

                                                                     (Dollars in thousands, except per
                                                                              share amounts)
         Net income: As reported                                    $   3,153    $   5,683    $   4,875
                     Pro forma..................................        2,634        5,150        4,481
         Earnings per common share - basic:
                     As reported................................    $     .72    $    1.23    $    1.03
                     Pro forma..................................          .60         1.12          .94
         Earnings per common share - diluted:
                     As reported................................    $     .64    $    1.13    $     .89
                     Pro forma............................... ..........  .54         1.05          .86

Pro forma net income and earnings per share reflect only options granted since February 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting periods of four years and compensation cost for options granted prior to February 1, 1995 is not considered.


14.  Earnings per Share

The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator (in thousands) and "Shares" represent the denominator (in thousands):

                                   Year ended January 31, 2000
                                ----------------------------------
                                                          $ Per
                                  Income      Shares      Share
                                ----------- ----------- ----------
Basic Earnings Per Share:
   Net income.................  $   3,153      4,381     $   .72

Effect of subsidiary options         (216)        --

Effect of dilutive securities:
   Stock options..............         --        177
                                -----------   ---------  ----------
Diluted Earnings per Share:
   Net income.................  $   2,937      4,558     $    64
                                ===========   =========  ==========



                                   Year ended January 31, 1999
                                ----------------------------------
                                                          $ Per
                                  Income      Shares      Share
                                ----------- ----------- ----------
Basic Earnings Per Share:
   Net income.................  $   5,683      4,608     $   1.23

Effect of subsidiary options         (267)        --

Effect of dilutive securities:
   Stock options..............         --        204
                                -----------  ----------  ---------

Diluted Earnings per Share:
   Net income.................  $   5,416      4,812     $   1.13
                                ===========  ==========  ==========



                                   Year ended January 31, 1998
                                ----------------------------------
                                                          $ Per
                                  Income      Shares      Share
                                ----------- ----------- ----------
Basic Earnings Per Share:
   Net income.................  $   4,875      4,744     $   1.03

Effect of subsidiary options         (372)        --

Effect of dilutive securities:
   Stock options..............         --        332
                                ----------   ----------  ----------

Diluted Earnings per Share:
   Net income.................  $   4,503      5,07      $    .89
                                ===========  ==========  ==========


15.   Lease Commitments

Rental commitments under noncancelable operating leases, principally on the Company's office space, equipment and automobiles were $3,848,000 at January 31, 2000, payable as follows: $1,124,000, $981,000, $698,000, $654,000, and $391,000
in the years ended January 31, 2001, 2002, 2003, 2004, and 2005, respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2000, 1999, and 1998 was $2,078,000, $1,776,000, and $1,593,000, respectively.


16.  Employee Benefit Plans

The Company has a Savings and Retirement Plan (the "Plan") which provides benefits to eligible employees. Under the Plan, as amended effective January 1, 2000, employees who have been with the Company in excess of three months and are at least 18 years of age may participate by contributing between 1% and 20% of pre-tax earnings. Employees at one Company location are permitted to contribute up to 25% of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2000, 1999, and 1998 were approximately $904,000, $812,000, and $623,000, respectively.


17.   Supplemental Disclosures of Cash Flow Information

                                                                  Years Ended January 31,
                                                    -----------------------------------------------------
                                                        2000               1999                1998
                                                    -------------       -------------      --------------
                                                                   (Dollars in thousands)
Cash paid during the year for:
   Interest....................................        $   --              $   --             $   --
   Income taxes................................        $3,648              $3,459             $2,656

In February 1997, the Company acquired the assets of the callbox operation of Cubic Communications, Inc., for approximately $1,717,000.

In May 1998, the Company acquired certain intellectual property and related software assets of Industrial Technology, Inc. for approximately $1,000,000.

In December 1999, the Company acquired the minority interest of CWT that was created from the exercise of CWT stock options through the payment of $433,000 in cash and the issuance of 46,177 shares of Company stock. Intangible assets of $980,000 were created in the acquisition of the minority interest.


18.  Research and Development Costs

The Company incurred research and development costs (includes Company-sponsored software development costs prior to determination of technological feasibility) of approximately $0.6 million, $0.8 million, and $1.7 million, in the years ended January 31, 2000, 1999, and 1998, respectively, related to wireless communications products and development of software tools. These costs were expensed as incurred.


19.  Business Segment Information

The Company provides test and measurement products and services for wireless telephone carriers, systems for the wireless transmission of voice and data, and advanced technology products for portable wireless appliances such as notebook computers, cellular telephones and personal organizers.

Revenues by geographic area consisted of the following:

                                                            Years Ended January 31,
                                              -----------------------------------------------------
                                                  2000               1999                1998
                                              -------------       -------------      --------------
                                                             (Dollars in thousands)
     United States.........................   $  35,280         $    28,411          $  20,595
     Canada................................         753               1,223                558
     Europe................................         907               1,417              3,559
     Asia..................................         338                 699              2,138
     Latin America.........................       1,946               2,254              2,674
                                              -------------       -------------      --------------
                                              $  39,224           $  34,004          $  29,524
                                              =============       =============      ==============

Long-lived assets outside of North America were insignificant at January 31, 2000, 1999, and 1998.

Two customers each accounted for 12% of total revenues, and one additional customer accounted for 10% of revenues in Fiscal Year 2000. Two of these customers' revenues were higher in Fiscal Year 2000 due to one-time major upgrade contracts for the Los Angeles County and the San Francisco Bay areas. No one customer accounted for more than 10% of revenues in Fiscal Years 1999 and 1998.


20.  Intangible Asset Write-off

In January 1998, the Company recorded a $710,000 charge against earnings from the impairment of certain assets of its information technology and staffing services software development operation. This charge was recorded in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Based upon marketing initiatives which proved unsuccessful, the Company determined that the expected future cash flows were not sufficient to cover the remaining unamortized intangible assets. Accordingly, the complete impairment of these assets was recorded in the consolidated statement of income as a component of discontinued operations for the year ended January 31, 1998.


21.  Commitments and Contingencies

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

Costs under cost-reimbursable contracts are subject to audit by the customer upon contract completion. Therefore, all contract costs, including direct and indirect costs, are potentially subject to adjustment prior to final reimbursement. Audits have been completed through January 31, 1999.

In the fiscal year ended January 31, 2000, the Company recorded a final discontinued operations' pre-tax $1.3 million loss to terminate two fixed price contracts with a single government agency and an additional discontinued operations' pre-tax loss of $1.4 million related to the change in management's estimate to complete a multi-year fixed price contract after completion of protracted negotiations with the U.S. Air Force over the Company's request for equitable adjustment. The negotiation resulted in additional funding of $5.1 million and a 30-month contract extension. The modified contract now ends in March 2002. The $1.4 million provision is based on the Company's assumptions and future performance expectations over the remaining 26-month contract performance period of the contract as of January 31, 2000. If the Company's assumptions or performance do not meet expectations, additional loss provisions would be required.

In addition, the Company's Fiscal Years 1997 and 1998 federal income tax returns are being reviewed by the Internal Revenue Service.

Management believes that sufficient reserves have been established for its most probable assessment of the potential outcomes of the above open matters.


22.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for Fiscal Years 2000 and 1999 are as follows (in thousands, except per share data):

Fiscal Year 2000                                                                Quarter Ended
                                                         ------------------------------------------------------------
                                                           April 30        July 31       October 31      January 31
                                                         --------------  -------------  -------------  --------------
Revenues from continuing operations..................    $     7,842     $     8,973    $    11,959    $    10,450
Gross profit from continuing operations..............          3,861           3,979          5,701          4,889
Operating income from continuing operations..........            879             815          2,315          1,410
Net income from continuing operations................            609             580          1,482            915
Net income (loss)....................................            959           1,012           (412)         1,594


                                                         --------------  -------------  -------------  --------------
Basic earnings (loss) per share......................    $       .22     $       .23    $     (.09)    $       .36
                                                         ==============  =============  =============  ==============


                                                         --------------  -------------  -------------  --------------
Diluted earnings (loss) per share....................    $       .20     $       .21    $     (.11)    $       .34
                                                         ==============  =============  =============  ==============



Fiscal Year 1999                                                                Quarter Ended
                                                         ------------------------------------------------------------
                                                           April 30        July 31       October 31      January 31
                                                         --------------  -------------  -------------  --------------

Revenues from continuing operations..................    $     7,311     $     7,351    $     8,435    $    10,907
Gross profit from continuing operations..............          3,815           4,209          4,927          6,011
Operating income from continuing operations..........            404           1,230          1,735          2,587
Net income from continuing operations................            331             842          1,127          1,671
Net income...........................................            840           1,281          1,576          1,986


                                                         --------------  -------------  -------------  --------------
Basic earnings per share.............................    $       .18     $       .27    $       .34    $       .44
                                                         ==============  =============  =============  ==============


                                                         --------------  -------------  -------------  --------------
Diluted earnings per share...........................    $       .17     $       .25    $       .31    $       .40
                                                         ==============  =============  =============  ==============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 2000.


ITEM 11.  Executive Compensation

Information regarding executive compensation is incorporated by reference from the Company's definitive proxy statement for the 2000 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 2000.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The information regarding Security Ownership is incorporated by reference from the section entitled "Ownership of Securities" in the Company's definitive proxy statement for the 2000 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 2000.


ITEM 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions of the Registrant is incorporated by reference from the section entitled "Executive Compensation" in the Company's definitive proxy statement for the 2000 annual meeting of shareholders, which the Company expects to file with the SEC by May 30, 2000.



                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements (See Item 8)

     2.  Financial Statement Schedule:

         The following additional information for the fiscal years ended January 31, 2000, 1999, and 1998 is submitted herewith: II Reserves

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

         10.7 Business Loan Agreement dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) to establish a $5,000,000 Guidance Line of Credit and an $8,000,000 Master Line of Credit is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.8 Guidance Line of Credit Note for $5,000,000 dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

         10.9 Master Line of Credit for $8,000,000 dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 30, 1994.

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

         10.12 Second Stock Purchase Agreement among COMARCO, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company's report on For 10-Q for the quarter ended October 30, 1994.

         10.13    1995 Employee Stock Option Plan is  incorporated  by reference
                  from  the  Company's   report  on  Form  S-8  filed  with  the
                  Securities and Exchange Commission on October 5, 1995.

         10.14 First Amendment to Loan Agreement dated September 26, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.15 Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.16 Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 29, 1995.

         10.17 Second Amendment to Loan Agreement dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.18 Second Amended and Restated Master Line of Credit Note dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.19 Second Amended and Restated Guidance Line of Credit Note dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.20 Asset Purchase Agreement among COMARCO, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), R.A.L. Consulting and Staffing Services, Inc., and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.21 Employment Agreement betwee COMARCO, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.22 Noncompetition and Confidentiality Agreement between COMARCO, Inc., CoSource Solutions, Inc., (now known as Comarco Staffing, Inc.) and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1996.

         10.23 Third Amendment to Loan Agreement dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.24 Third Amended and Restated Master Line of Credit Note dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.25 Third Amended and Restated Guidance Line of Credit Note dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1997.

         10.26 Fourth Amendment to Loan Agreement dated August 21, 1998 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1998.

         10.27 Fourth Amended and Restated Master Line of Credit Note dated August 21, 1998 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 1998.

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

         23.1     Consent of Independent Auditors.

         99.2     Undertakings of Registrant.

     (b)  Reports on Form 8-K

         On July 22, 1999, the Company filed a Current Report on Form 8-K reporting the announcement of a strategic plan to enhance shareholder value by marketing the Company's information technology and staffing services product lines and enclosing its press release of July 7, 1999 to that effect.

                         COMARCO, INC. AND SUBSIDIARIES
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2000.

                                                    COMARCO, INC.


                                               /s/ THOMAS A. FRANZA
                                             -----------------------------
                                                   Thomas A. Franza
                                           President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.



       Signature                            Title                     Date
       ---------                            -----                     ----

                                President and Chief Executive
                                 Officer (Principal Executive
     /s/ THOMAS A. FRANZA                Officer)                 April 26, 2000

---------------------------
     Thomas A. Franza

                                           Vice President
                                               and
                                 Treasurer (Principal Financial
     /s/ THOMAS P. BAIRD              and Accounting Officer)     April 26, 2000

---------------------------
        Thomas P. Baird




     /s/ DON M. BAILEY                Chairman of the Board       April 26, 2000

----------------------------
         Don M. Bailey




     /s/ WILBUR L. CREECH                    Director             April 26, 2000
----------------------------
       Wilbur L. Creech




     /s/ GERALD D. GRIFFIN                    Director            April 26, 2000

------------------------------
       Gerald D. Griffin







     /s/ PAUL G. YOVOVICH                      Director           April 26, 2000
--------------------------------

       Paul G. Yovovich

                        COMARCO, INC. AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

                       Three Years Ended January 31, 2000

                             (Dollars in thousands)

                                                                                             Other
                                            Balance at      Charged to                      Changes
                                            Beginning        Cost and                         Add           Balance at End
                                             of Year         Expense       Deductions      (Deduct)            of Year
                                           ------------    ------------   ------------    ------------   ------------------
Year ended January 31, 2000:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $       96      $       24     $    10(1)      $       --     $      110

Year ended January 31, 1999:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $       72      $       24     $       --      $       --     $       96

Year ended January 31, 1998:
   Allowance for doubtful accounts and
     provision for unbilled receivables
     (deducted from accounts
     receivable).......................    $        6      $       66     $       --      $       --     $       72

(1) Write off of uncollectible receivables.