Form 10-Q
period 2000-04-30
COMARCO INC
filed 2000-06-14
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended April 30, 2000                 Commission File Number 0-5449



                                  COMARCO, Inc.
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                95-2088894
                 ----------                            --------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

2 Cromwell, Irvine, California                               92618
------------------------------                               -----
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code      (714) 599-7400
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000.

                          Common Stock,
                          $.10 Par Value                   4,376,487 Shares
                          --------------                   ----------------

Index to Form 10-Q
                                                                        Page No.
                                                                        --------
PART I.        FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

       Condensed Consolidated Balance Sheets
           April 30, 2000 and January 31, 2000                             1

       Condensed Consolidated Statements of Income
           Quarters Ended April 30, 2000 and April 30, 1999                2

       Condensed Consolidated Statements of Cash Flows
           Quarters Ended April 30, 2000 and April 30, 1999                3

       Condensed Consolidated Statements of Comprehensive Income
           Quarters Ended April 30, 2000 and April 30, 1999                4

       Notes to Condensed Consolidated Financial Statements                5

  Item 2. Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk      14


PART II.  THER INFORMATION

  Item 1.      Legal Proceedings                                          15

  Item 2.      Changes in Securities                                      15

  Item 3.      Defaults Upon Senior Securities                            15

  Item 4.      Submission of Matters to a Vote of Security Holders        15

  Item 5.      Other Information                                          15

  Item 6.      Exhibits and Reports on Form 8-K                           15

  Signature                                                               16

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                        April 30, 2000             January 31, 2000
ASSETS                                                     (Unaudited)                 (Audited)
------
Current assets:
         Cash and cash equivalents                      $       5,738,000          $      5,064,000
         Short-term investments                                 3,329,000                 3,721,000
         Accounts receivable, net                               9,276,000                 6,695,000
         Inventory                                              5,270,000                 4,852,000
         Deferred tax asset                                     2,908,000                 2,908,000
         Net assets available for sale                          5,717,000                 9,361,000
         Other current assets                                   3,321,000                 2,651,000
                                                        -----------------          ----------------

Total current assets                                           35,559,000                35,252,000

Property and equipment, net                                     3,276,000                 2,763,000
Software development costs, net                                 6,329,000                 5,839,000
Intangible assets, net                                          2,144,000                 2,222,000
Other assets                                                      777,000                    72,000
                                                        -----------------          ----------------

TOTAL ASSETS                                            $      48,085,000          $    46,148,000
                                                        =================          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                               $         797,000          $        666,000
         Deferred revenue                                       2,765,000                 3,077,000
         Accrued liabilities                                    8,511,000                 8,052,000
                                                        -----------------          ----------------

Total current liabilities                                      12,073,000                11,795,000
Deferred income taxes                                           2,599,000                 2,599,000
Minority interest                                                 114,000                     -

Stockholders' equity:
         Common stock, $.10 par value,
           33,750,000 shares authorized,
           4,366,387 and 4,340,362 shares
           outstanding at April 30, 2000 and
           January 31, 2000, respectively                         437,000                   434,000
         Paid-in capital                                        5,244,000                 4,692,000
         Accumulated other comprehensive income:
           Unrealized investment gains                              3,000                     3,000
         Retained earnings                                     27,615,000                26,625,000
                                                        -----------------          ----------------

Total stockholders' equity                                     33,299,000                31,754,000
                                                        -----------------          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $      48,085,000          $     46,148,000
                                                        =================          ================

See accompanying notes to the condensed consolidated financial statements.


                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                   -------------------------------------------
                                   (Unaudited)

                                                                       Quarters Ended
                                                                       ---------------
                                                       April 30, 2000                  April 30, 1999
                                                       --------------                  --------------
Revenues:
   Product sales                                      $    7,332,000                  $      6,661,000
   Services                                                2,765,000                         1,181,000
                                                           ---------                         ---------
                                                          10,097,000                         7,842,000
                                                          ----------                         ---------

Cost of sales:
   Product sales                                           3,134,000                         3,166,000
   Services                                                1,674,000                           815,000
                                                           ---------                           -------
                                                           4,808,000                         3,981,000
                                                           ---------                         ---------

Gross profit                                               5,289,000                         3,861,000
Selling, general and administrative costs                  2,881,000                         2,103,000
Engineering and support costs                              1,109,000                           879,000
                                                           ---------                           -------

Operating income                                           1,299,000                           879,000

Net interest income                                           64,000                            80,000
Minority interest in earnings                                     (1)                              -
                                                        -------------                         --------

Income before income taxes                                 1,362,000                           959,000

Income tax expense                                           497,000                           350,000
                                                             -------                           -------

Net income from continuing operations                        865,000                           609,000

Net income from discontinued operations                      198,000                           350,000
                                                             -------                           -------

Net income                                            $    1,063,000                  $        959,000
                                                      ==============                  ================

Earnings per share - continuing operations:
   Basic                                              $          .20                  $            .14
                                                      ==============                  ================
   Diluted                                            $          .18                  $            .12
                                                      ==============                  ================

Earnings per share - discontinued operations:
   Basic                                              $          .04                  $            .08
                                                      ==============                  ================
   Diluted                                            $          .04                  $            .08
                                                      ==============                  ================

Earnings per share:
   Basic                                              $          .24                  $            .22
                                                      ==============                  ================
   Diluted                                            $          .22                  $            .20
                                                      ==============                  ================

See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------
                                   (Unaudited)

                                                                                           Quarters Ended

                                                                              April 30, 2000             April 30, 1999
                                                                              --------------             --------------
Cash flows from operating activities:
    Net income from continuing operations                                  $         865,000          $        609,000
    Adjustments to reconcile net income from continuing
     operations to net cash provided (used) by operating activities:
       Depreciation and amortization                                                 976,000                   814,000
       Provision for doubtful accounts receivable                                      6,000                     6,000
       Changes in operating assets and liabilities:
           Decreases in investments                                                  381,000                    98,000
           Decrease (increase) in accounts receivable                             (2,587,000)                4,056,000
           Increase in inventory                                                    (418,000)                 (474,000)
           Decrease (increase) in other current assets                                30,000                   (50,000)
           Decrease (increase) in other assets                                        (5,000)                   12,000
           Increase in current liabilities                                           278,000                   228,000
                                                                           -----------------          ----------------

    Net cash provided (used) by operating activities                                (474,000)                5,299,000
                                                                           ------------------         ----------------

Cash flows from investing activities:
    Proceeds from sales of investments                                                11,000                   233,000
    Purchases of property and equipment                                             (804,000)                 (162,000)
    Software development costs                                                    (1,097,000)                 (818,000)
                                                                           ------------------         -----------------

    Net cash used in investing activities                                         (1,890,000)                 (747,000)
                                                                           ------------------         -----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                           596,000                    31,000
    Purchase of common stock                                                             -                    (549,000)
                                                                           ------------------         -----------------

    Net cash provided (used) by financing activities                                 596,000                 (518,000)
                                                                           -----------------          ----------------

Net increase (decrease) in cash and cash equivalents -
     continuing operations                                                        (1,768,000)                4,034,000
Net increase in cash and cash equivalents -
    discontinued operations                                                        2,442,000                   657,000
                                                                           -----------------          ----------------

Net increase in cash and cash equivalents                                            674,000                 4,691,000
Cash and cash equivalents, beginning of period                                     5,064,000                 3,220,000
                                                                           -----------------          ----------------

Cash and cash equivalents, end of period                                   $       5,738,000          $      7,911,000
                                                                           =================          ================

Supplemental disclosures of cash flow information
  Cash paid during the quarter for:
       Interest                                                            $             -            $             -
       Income taxes                                                                    2,000                   271,000

See accompanying notes to the condensed consolidated financial statements.


                         COMARCO, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
            ---------------------------------------------------------
                                   (Unaudited)

                                                                          Quarters Ended
                                                               April 30, 2000              April 30, 1999
                                                               --------------              --------------
   Net income                                                  $    1,063,000             $       959,000

   Other comprehensive income:
      Unrealized holding gains on investments,
         net of tax                                                         -                           -
                                                               --------------             ---------------

   Comprehensive income                                        $    1,063,000             $        959,000
                                                               ==============             ================



See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
               April 30, 2000, January 31, 2000, and April 30,1999
                                   (Unaudited)

1.     General

       The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are considered necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended January 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

2.     Discontinued Operations

       In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. The Company has engaged an investment banking firm to market and sell the discontinued segment. As of June 13, 2000, the Company has closed three out of six currently planned divestiture transactions, including the sale of the Company's commercial staffing business. The aggregate consideration received to date is $3.5 million, which includes $2.1 in cash and a two-year promissory note of $1.4 million. The Company has signed an agreement for the sale of the airport management business and is negotiating agreements with buyers for all of the remaining discontinued businesses. The Company cannot determine the amount of gain that may result from the sale, however it does not expect to realize a loss on the sale. At the conclusion of the divestiture process, the Company will consist of the parent company, Comarco Wireless Technologies, Inc., and its wholly-owned subsidiary, Comarco Wireless International, Inc. The Company operates in one business segment, wireless communication products and services. Revenues from the discontinued segment were $11.0 million and $13.3 million for the quarters ended April 30, 2000 and 1999, respectively. Operating income of the discontinued segment was $353,000 and $587,000 for the quarters ended April 30, 2000 and 1999, respectively.

3.     Significant Accounting Policies - Per Share Information

       The Company computes basic and diluted net income per share based on the weighted-average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, includes the effects of dilutive stock options. The effect of such potential common stock is computed using the treasury stock method. Comparative earnings per share data have been restated for prior periods. Consolidated net income of the Company used for diluted earnings per share purposes is diluted as a result of stock options issued by the


       Company's   subsidiaries   which  enable  their  holders  to  obtain  the
       subsidiaries' common stock. Basic and diluted net income per share are calculated as follows:

                                                                                     Quarters Ended

                                                                     April 30, 2000              April 30, 1999
                                                                     --------------              --------------

         Basic:
         Net income from continuing operations                          $    865,000             $     609,000
         Weighted average shares outstanding                               4,352,000                 4,456,000
                                                                           ---------                 ---------

         Basic income per share from continuing operations              $        .20             $         .14
                                                                        ============             =============


         Net income from discontinued operations                        $    198,000             $     350,000
         Weighted average shares outstanding                               4,352,000                 4,456,000
                                                                           ---------                 ---------

         Basic income per share from discontinued operations              $      .04                $      .08
                                                                          ==========                ==========


         Net income                                                     $  1,063,000             $     959,000
         Weighted average shares outstanding                               4,352,000                 4,456,000
                                                                           ---------                 ---------

         Basic income per share                                           $      .24                $      .22
                                                                          ==========                ==========


         Diluted:

         Net income from continuing operations                          $    865,000             $     609,000
         Less - net income allocated to subsidiary
           dilutive stock options outstanding                                (50,000)                  (44,000)
                                                                        ------------              -------------

         Net income used in calculation of diluted
           income per share from continuing operations                  $    815,000             $      565,000
                                                                        ============             ==============


         Weighted average shares outstanding                               4,352,000                  4,456,000
         Plus - common equivalent shares (determined
           using the "treasury stock" method) representing
           shares issuable upon exercise of stock options                    249,000                    208,000
                                                                             -------                    -------

         Weighted average number of shares used in
           calculation of diluted income per share from
           continuing operations                                           4,601,000                  4,664,000
                                                                           =========             ==============

         Diluted income per share from continuing
           operations                                                     $      .18                $       .12
                                                                          ==========                ===========


         Net income from discontinued operations                        $    198,000             $      350,000
         Less - net income allocated to subsidiary
           dilutive stock options outstanding                                     -                           -
                                                                        ------------                 ----------

         Net income used in calculation of diluted
           income per share from discontinued operations                $    198,000             $      350,000
                                                                        ============             ==============


         Weighted average shares outstanding                               4,352,000                  4,456,000
         Plus - common equivalent shares (determined
           using the "treasury stock" method) representing
           shares issuable upon exercise of stock options                    249,000                    208,000
                                                                             -------                    -------

         Weighted average number of shares used in
           calculation of diluted income per share from
           discontinued operations                                         4,601,000                  4,664,000
                                                                           =========             ==============

         Diluted income per share from discontinued
           operations                                                     $      .04                 $      .08
                                                                          ==========                 ==========


         Net income                                                     $  1,063,000             $      959,000
         Less - net income allocated to subsidiary
           dilutive stock options outstanding                                (50,000)                   (44,000)
                                                                        ------------               -------------

         Net income used in calculation of diluted
           income per share                                             $  1,013,000             $       915,000
                                                                        ============               =============


         Weighted average shares outstanding                               4,352,000                   4,456,000
         Plus - common equivalent shares (determined
           using the "treasury stock" method) representing
           shares issuable upon exercise of stock options                    249,000                     208,000
                                                                             -------                     -------

         Weighted average number of shares used in
           calculation of diluted income per share                         4,601,000                   4,664,000
                                                                           =========                   =========


         Diluted income per share                                         $      .22                  $      .20
                                                                          ==========                  ==========


4.     Commitments and Contingencies

       The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

       The Company is experiencing a greater percentage of its discontinued operations' information technology and staffing services revenue from fixed-price and fixed labor rate contracts versus cost-reimbursable contracts. Fixed-price and fixed labor-rate contracts shift more of the performance risk to the Company. Therefore, if the Company's assumptions or performance do not meet expectations, operating results could be negatively impacted.


5.     Reclassifications

       Certain prior year amounts have been reclassified to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


A.       FORWARD-LOOKING STATEMENTS AND RISK FACTORS

              Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending polices and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Company's ability to achieve the objectives of its business plans, including the disposal of its discontinued businesses; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

              The Company has experienced, in each of the past six years, a seasonal fluctuation in wireless communications products activity, with greater sales in the latter half of its fiscal year and lesser amounts in the first half, although this trend has been declining over the same six years. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the deployment schedule of wireless network operators in both North American and international markets, which can be delayed by both economic and political issues; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; variations in manufacturing capacities, efficiencies and costs; the availability and cost of parts exacerbated by the very tight market for electrical and semiconductor components; capacity and production constraints associated with single source component suppliers; and other competitive factors. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter. The nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

              The Company's future product prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner; to identify, develop, and achieve market acceptance of new products; the availability and cost of parts exacerbated by the very tight market for electrical and semiconductor components; and the capacity and production constraints associated with single source component suppliers. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, could have a material adverse effect on the Company's business, operating results and financial condition.

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


B.       RESULTS OF OPERATIONS

              In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. The Company has engaged an investment banking firm to market and sell the discontinued segment. As of June 13, 2000, the Company has closed three out of six currently planned divestiture transactions, including the sale of the Company's commercial staffing business. The aggregate consideration received to date is $3.5 million, which includes $2.1 million in cash and a two-year promissory note of $1.4 million. The Company has signed an agreement for the sale of the airport management business and is negotiating agreements with buyers for all of the remaining discontinued businesses. The Company cannot determine the amount of gain that may result from the sale, however, it does not expect to realize a loss on the sale. At the conclusion of the divestiture process, the Company will consist of the parent company, Comarco Wireless Technologies, Inc., and its wholly-owned subsidiary, Comarco Wireless International, Inc. The Company is operating in one business segment, wireless communication products and services.

              Results of Continuing Operations

              During the first quarter of Fiscal Year 2001 (year ending January 31, 2001), the Company recorded revenues from continuing operations of $10.1 million, up 29% from the revenues of $7.8 million for the comparable period of a year earlier. Increased quarter-to-quarter revenue is primarily due to mobile information services, which began in the fourth quarter of Fiscal Year 2000; an increase in the sale of wireless test and measurement products to major cellular carriers; and increased sales of the Company's wireless callboxes, partially offset by reduced revenues from its mobile power products as the Company transitions to its second generation product, a 70-watt universal power adapter. The Company has also begun a major product transition to the new X-series test and measurement platform. The first of the X-series family was released in March 2000. The X-50 platform will support all multiple access technologies: CDMA, IS-136, GSM, and iDEN. The Company expects the level of sales activity for its wireless callboxes will continue to be at historical levels for the remaining quarters of Fiscal Year 2001, while services revenues will increase significantly with the full rollout of its mobile information services.

              The Company's orders for wireless communications products totalled $17.0 million for the first quarter of Fiscal Year 2001, up from $8.5 million from the comparable prior period. For the twelve-month periods ended April 30, 2000 and 1999, orders received were $51.8 million and $36.8 million, respectively. Because of the long sales cycle involved in selling the Company's wireless products and services and the high contract value of each order, the Company believes that orders are best analyzed by looking at a twelve-month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders including deferred revenue for outstanding post-contract support and extended warranty obligations at April 30, 2000 totalled $28.1 million. This balance consisted of $7.6 million of product and service revenues, $17.7 million of long-term wireless application callbox maintenance contracts, and $2.8 million of deferred revenue for outstanding post-contract support and extended warranty obligations.

              The Company expects a rapid proliferation of portable and stationary computing and communication systems and appliances that are connected by wireless communication networks to the public internet, private intranet, private local area networks, servers, and other terminal devices. The Company provides products and services for these markets and with its core technologies consisting of wireless network design, wireless appliance interfaces and wireless design technologies, plans to provide additional products and services to end-users and network operators. Based on this current strategy, the Company forecasts that a growing percentage of its revenues and profit may come from services in the future.

              Gross profit from continuing operations increased to $5.3 million in the first quarter of Fiscal Year 2001, up 36% from $3.9 million for the comparable period of the prior fiscal year. Gross profit percentage of revenue was 52% in the first quarter of Fiscal Year 2001 compared with 50% for the comparable period of the prior fiscal year. The increase is due to increased sales of higher margin wireless test and measurement products and services.

              Indirect costs were $4.0 million in the first quarter of Fiscal Year 2001, up from $3.0 million for the comparable period of the prior fiscal year. The Company has experienced increases in selling, general and administrative costs as well as in sustaining engineering, research and development and support costs as a result of executing its current plan to develop additional products and services for the wireless marketplace. These efforts included continuing development of the Company's second generation portable power adapter; its RAP(TM) Central wireless revenue assurance system and services, which is an emerging market for the Company; and expenses to launch and grow its mobile information services business.

              The Company is continuing its software product development program in its continuing operations' wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $1,097,000 and $818,000, during the first quarters of Fiscal Years 2001 and 2000, respectively. The increase in the amount capitalized is due to the product development efforts discussed above. Corresponding amounts amortized in such periods were $657,000 and $568,000, respectively. These amounts are in addition to the engineering, research and development and support expense discussed above.

              Operating income from continuing operations was $1.3 million in the first quarter of Fiscal Year 2001, up from $.9 million for the comparable period of the prior fiscal year. Operating income as a percentage of revenues was 13% for the first quarter of Fiscal Year 2001, up from 12% for the comparable period of the prior fiscal year. This year-to-year increase in operating income is primarily due to higher gross profit contribution from the increased sales of wireless test and measurement products and services, offset by increased indirect costs, as discussed above.

              Net interest income (interest income less interest expense) for the first quarter of Fiscal Year 2001 amounted to $64,000, as compared to $80,000 for the comparable period of the prior fiscal year. The decrease is principally due to a reduction in cash available to invest from an average of $6.7 million in the first quarter of Fiscal Year 2000 to an average of $5.9 million in the first quarter of Fiscal Year 2001 (excludes investments in the Company's deferred compensation plan for executives).

              The Company's effective tax rate for the first quarter of Fiscal Year 2001 is 36.5%, the same as the comparable period of the prior fiscal year.

              The overall increase in continuing operations' net income from the prior year is primarily due to higher gross profit contribution dollars as discussed above.


              Results of Discontinued Operations

              As previously discussed, in July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines.

              Revenues provided by the Company's discontinued operations decreased 21%, from $13.3 million in the first quarter of Fiscal Year 2000 to $11.0 million in the first quarter of Fiscal Year 2001. The decrease in period-to-period revenue is principally due to the sale of the Company's commercial staffing business in March 2000.

              Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for the discontinued segment is down from $587,000 in the first quarter of Fiscal Year 2000 to $353,000 in the first quarter of Fiscal Year 2001. This decrease is principally due to the sale of the Company's commercial staffing business in March 2000.

              The Company is experiencing a greater percentage of its discontinued operations' information technology and staffing services revenue from fixed-price and fixed labor rate contracts versus cost-reimbursable contracts. Fixed-price and fixed labor-rate contracts shift more of the performance risk to the Company. Therefore, if the Company's assumptions or performance do not meet expectations, operating results could be negatively impacted.


C.       FINANCIAL CONDITION

              The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective August 21, 1998. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2000. The Company expects to renew the loan agreement under similar terms and conditions. The revolving credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $5.9 million (includes highly liquid long-term investments with maturities of 12 to 36 months and excludes investments in the Company's deferred compensation plan for executives) during the first quarter of Fiscal Year 2001. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases. As previously discussed, in July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines.

              During the first quarter of Fiscal Year 2001, the Company's average days' sales in accounts receivable increased, primarily due to the timing of several significant sales at the end of the quarter.

              Several additional key factors indicating the Company's  financial condition include:

                                          April 30, 2000       January 31, 2000
                                          --------------       ----------------
              Current ratio                          2.95                  2.99
              Working capital            $     23,486,000      $     23,457,000
              Book value per share                  $7.63                 $7.32

              The Company continued to demonstrate solid financial strength in the above financial factors during the first quarter of Fiscal Year 2001 due to continued profitable activity.

              During the first quarter of Fiscal Year 2001, the Company had ($.5) million of cash flows from operating activities, as compared to $5.3 million in the prior year's first quarter. This decrease is primarily due to the increase in accounts receivable from the timing of significant sales in the quarter, as discussed above.

              The Company has a significant commitment for capital expenditures at April 30, 2000 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital and future cash flows. The amounts capitalized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $1,097,000 and $818,000, respectively, in the first quarters of Fiscal Year 2001 and 2000. Corresponding amounts amortized in such periods were $657,000 and $568,000, respectively.

              The Company's Board of Directors has authorized a stock re-purchase program of up to 2,000,000 shares. As of April 30, 2000, the Company has re-purchased and retired approximately 1,456,000 shares. Over the term of the program, which began in 1992, the average price paid per share re-purchased under the program was $11.06.

              The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 4 of the Notes to Condensed Consolidated Financial Statements). The Company is experiencing a greater percentage of its discontinued operations' information technology and staffing services revenue from fixed-price and fixed labor rate contracts versus cost-reimbursable contracts. Fixed-price and fixed labor-rate contracts shift more of the performance risk to the Company. Therefore, if the Company's assumptions or performance do not meet expectations, operating results could be negatively impacted.

              The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated capital requirements for operations.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of April 30, 2000, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

                           PART II - OTHER INFORMATION


ITEM1.        LEGAL PROCEEDINGS

              The Company is subject to Legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the Company's operating results and financial condition. In particular, see Note 4 of the Notes to Condensed Consolidated Financial Statements.


ITEM 2.       CHANGES IN SECURITIES

              Not applicable.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.


ITEM 5.       OTHER INFORMATION

              Not applicable.


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




                                  COMARCO, Inc.
                     ---------------------------------------
                                  (Registrant)




June 14, 2000




                   --------------------------------------------
                                 Thomas P. Baird
                             Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)