Form 10-Q
period 2000-07-31
COMARCO INC
filed 2000-09-14
CIK 22252

Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended July 31, 2000                    Commission File Number 0-5449


                                  COMARCO, Inc.
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                          95-2088894
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)

    2 Cromwell, Irvine, California                                92618
(Address of principal executive office)                         (Zip Code)

Registrant's telephone number, including area code            (949) 599-7400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__      No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2000.

             Common Stock,
             $.10 Par Value                   4,548,874 Shares
             --------------                   ----------------

Index to Form 10-Q

                                                                        Page No.
  PART I.        FINANCIAL INFORMATION

    Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets
        July 31, 2000 and January 31, 2000                                    1

      Condensed Consolidated Statements of Income
        Three Months Ended and Six Months Ended July 31, 2000
        and July 31, 1999                                                     2

      Condensed Consolidated Statements of Cash Flows
        Six Months Ended July 31, 2000 and July 31, 1999                      3

      Condensed Consolidated Statements of Comprehensive Income
        Six Months Ended July 31, 2000 and July 31, 1999                      4

      Notes to Condensed Consolidated Financial Statements                  5-8

    Item 2. Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                      9-14

    Item 3. Quantitative and Qualitative Disclosures about Market Risk       14


  PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                15

    Item 2. Changes in Securities                                            15

    Item 3. Defaults Upon Senior Securities                                  15

    Item 4. Submission of Matters to a Vote of Security Holders              15

    Item 5. Other Information                                                15

    Item 6. Exhibits and Reports on Form 8-K                                 15

    Signature                                                                16


                                       (i)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         COMARCO, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                               July 31, 2000  January 31, 2000
                                                (Unaudited)      (Audited)
                                                -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $12,671,000      $ 5,064,000
  Short-term investments                          3,147,000        3,721,000
  Accounts receivable, net                       10,822,000        6,695,000
  Inventory                                       4,583,000        4,852,000
  Deferred tax asset                              3,308,000        2,908,000
  Net assets available for sale                   3,046,000        9,361,000
  Other current assets                            3,510,000        2,651,000
                                                -----------      -----------
Total current assets                             41,087,000       35,252,000

Property and equipment, net                       3,594,000        2,763,000
Software development costs, net                   6,627,000        5,839,000
Intangible assets, net                            2,066,000        2,222,000
Other assets                                        779,000           72,000
                                                -----------      -----------
TOTAL ASSETS                                    $54,153,000      $46,148,000
                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   614,000      $   666,000
  Deferred revenue                                3,465,000        3,077,000
  Accrued liabilities                            11,017,000        8,052,000
                                                -----------      -----------
Total current liabilities                        15,096,000       11,795,000

Deferred income taxes                             2,949,000        2,599,000
Minority interest                                   115,000             --
Stockholders' equity:
  Common stock, $.10 par value,
    33,750,000 shares authorized,
    4,548,874 and 4,340,362 shares
    outstanding at July 31, 2000 and
    January 31, 2000, respectively                  455,000          434,000
  Capital contributed in excess of par value      7,146,000        4,692,000
  Other comprehensive income:
    Unrealized investment gains                       3,000            3,000
  Retained earnings                              28,389,000       26,625,000
                                                -----------      -----------
Total stockholders' equity                       35,993,000       31,754,000
                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $54,153,000      $46,148,000
                                                ===========      ===========


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                          Three Months Ended                     Six Months Ended
                                                   --------------------------------      --------------------------------
                                                   July 31, 2000      July 31, 1999      July 31, 2000      July 31, 1999
                                                   -------------      -------------      -------------      -------------
Revenues:
   Product sales                                   $  8,513,000       $  7,842,000       $ 15,845,000       $ 14,503,000
   Services                                           3,439,000          1,131,000          6,204,000          2,312,000
                                                   ------------       ------------       ------------       ------------
                                                     11,952,000          8,973,000         22,049,000         16,815,000
                                                   ------------       ------------       ------------       ------------

Cost of goods sold:
   Product sales                                      3,829,000          4,207,000          6,963,000          7,373,000
   Services                                           1,927,000            787,000          3,601,000          1,602,000
                                                   ------------       ------------       ------------       ------------
                                                      5,756,000          4,994,000         10,564,000          8,975,000
                                                   ------------       ------------       ------------       ------------

Gross profit                                          6,196,000          3,979,000         11,485,000          7,840,000

Selling, general & administrative costs               3,015,000          2,080,000          5,896,000          4,183,000
Engineering and support costs                         1,220,000          1,084,000          2,329,000          1,963,000
Severance costs                                       1,325,000               --            1,325,000               --
                                                   ------------       ------------       ------------       ------------

Operating income                                        636,000            815,000          1,935,000          1,694,000

Net interest income                                     110,000             97,000            174,000            177,000
Minority interest in earnings
   of subsidiary                                         (1,000)            (6,000)            (2,000)            (6,000)
                                                   ------------       ------------       ------------       ------------

Income before income taxes                              745,000            906,000          2,107,000          1,865,000

Income taxes                                            272,000            333,000            769,000            683,000
                                                   ------------       ------------       ------------       ------------

Net income from continuing operations                   473,000            573,000          1,338,000          1,182,000

Net income from discontinued
   operations                                           301,000            439,000            499,000            789,000
                                                   ------------       ------------       ------------       ------------

Net income                                         $    774,000       $  1,012,000       $  1,837,000       $  1,971,000
                                                   ============       ============       ============       ============


Earnings per share - continuing operations:
   Basic                                               $    .11           $    .13           $    .31           $    .27
                                                       ========           ========           ========           ========
   Diluted                                             $    .09           $    .12           $    .26           $    .24
                                                       ========           ========           ========           ========

Earnings per share - discontinued operations:
   Basic                                               $    .06           $    .10           $    .11           $    .18
                                                       ========           ========           ========           ========
   Diluted                                             $    .06           $    .09           $    .11           $    .17
                                                       ========           ========           ========           ========

Earnings per share:
   Basic                                               $    .17           $    .23           $    .42           $    .45
                                                       ========           ========           ========           ========
   Diluted                                             $    .15           $    .21           $    .37           $    .41
                                                       ========           ========           ========           ========


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Six Months Ended
                                                                  --------------------------------
                                                                  July 31, 2000      July 31, 1999
                                                                  -------------      -------------
Cash flows from operating activities:
  Net income from continuing operations                           $  1,338,000       $  1,182,000
  Adjustments to reconcile net income from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization                                  2,303,000          1,488,000
      Gain on disposal of property and equipment                          --               (8,000)
      Deferred income taxes                                            (50,000)           (75,000)
      Provision for doubtful accounts receivable                        12,000             12,000
      Minority interest in earnings of subsidiary                        2,000              6,000
      Net sales (purchases) of trading securities                      563,000           (275,000)
      Decrease (increase) in accounts receivable                    (4,139,000)         4,620,000
      Decrease (increase) in inventory                                 269,000           (837,000)
      Decrease in other current assets                               1,402,000             32,000
      Increase in other assets                                          (7,000)           (50,000)
      Decrease in current liabilities                                  (39,000)        (1,103,000)
                                                                  ------------       ------------

  Net cash provided by operating activities                          1,654,000          4,992,000
                                                                  ------------       ------------

Cash flows from investing activities:
  Proceeds from sales and maturities of investments                     11,000            263,000
  Purchases of property and equipment                               (1,510,000)          (741,000)
  Proceeds from sales of property and equipment                           --                9,000
  Software development costs                                        (2,256,000)        (1,579,000)
                                                                  ------------       ------------

  Net cash used in investing activities                             (3,755,000)        (2,048,000)
                                                                  ------------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                             2,515,000            883,000
  Purchase of common stock                                                --           (1,948,000)
                                                                  ------------       ------------

  Net cash provided (used) by financing activities                   2,515,000         (1,065,000)
                                                                  ------------       ------------

Net increase in cash and cash equivalents -
  continuing operations                                                414,000          1,879,000
Net increase in cash and cash equivalents -
  discontinued operations                                            7,193,000          1,775,000
                                                                  ------------       ------------

Net increase in cash and cash equivalents                            7,607,000          3,654,000
Cash and cash equivalents, beginning of period                       5,064,000          3,220,000
                                                                  ------------       ------------

Cash and cash equivalents, end of period                          $ 12,671,000       $  6,874,000
                                                                  ============       ============

Supplemental disclosures of cash flow information:
  Cash paid during the three quarters for:
    Interest                                                      $       --         $       --
    Income taxes                                                       491,000          2,050,000


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
            Condensed Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                       Three Months Ended              Six Months Ended
                                 -----------------------------   ------------------------------
                                 July 31, 2000   July 31, 1999   July 31, 2000    July 31, 1999
                                 -------------   -------------   -------------    -------------
Net income                         $  774,000      $1,012,000      $1,837,000      $1,971,000

Other comprehensive income:
  Unrealized holding gains on
    investments, net of tax              --              --              --              --
                                   ----------      ----------      ----------      ----------

Comprehensive income               $  774,000      $1,012,000      $1,837,000      $1,971,000
                                   ==========      ==========      ==========      ==========


See accompanying notes to the condensed consolidated financial statements.

                         COMARCO, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
               July 31, 2000, January 31, 2000, and July 31, 1999
                                   (Unaudited)


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

2.   Discontinued Operations

     In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. The Company has engaged an investment banking firm to market and sell the discontinued segment. As of September 13, 2000, the Company has closed five of six currently planned divestiture transactions, including the sale of the Company's commercial staffing and information technology government services businesses. The aggregate consideration received to date is $14.4 million, which includes $7.4 million in cash; approximately $1.3 million due six months after closing, including interest; a $1.4 million two-year promissory note, payable in four installments; and approximately $4.3 million is due as certain accounts receivables are collected, which is expected to occur within ninety days of closing. As of September 13, 2000, approximately $3.6 million of these accounts receivable have been collected. The Company has signed an agreement for the sale of the airport management business. The Company cannot determine the amount of gain that may result from the sale, however it does not expect to realize a loss on the sale. At the conclusion of the divestiture process, the Company will consist of the parent company, Comarco Wireless Technologies, Inc., and its wholly-owned subsidiary, Comarco Wireless International, Inc. The Company operates in one business segment, wireless communications products and services. Revenues from the discontinued segment were $19.7 million and $27.2 million for the six months ended July 31, 2000 and 1999, respectively. Operating income of the discontinued segment was $855,000 and $1.3 million for the six months ended July 31, 2000 and 1999, respectively.

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

                                                 Three Months Ended                   Six Months Ended
                                           -------------------------------     -------------------------------
                                           July 31, 2000     July 31, 1999     July 31, 2000     July 31, 1999
                                           -------------     -------------     -------------     -------------
     Basic:

     Net income from
       continuing operations                $   473,000       $   573,000       $ 1,338,000       $ 1,182,000
     Weighted average shares
       outstanding                            4,446,000         4,396,000         4,400,000         4,425,000
                                            -----------       -----------       -----------       -----------
     Basic income per share from
       continuing operations                $       .11       $       .13       $       .31       $       .27
                                            ===========       ===========       ===========       ===========

     Net income from
       discontinued operations              $   301,000       $   439,000       $   499,000       $   789,000
     Weighted average shares
       outstanding                            4,446,000         4,396,000         4,400,000         4,425,000
                                            -----------       -----------       -----------       -----------
     Basic income per share from
       discontinued operations              $       .06       $       .10       $       .11       $       .18
                                            ===========       ===========       ===========       ===========

     Net income                             $   774,000       $ 1,012,000       $ 1,837,000       $ 1,971,000
     Weighted average shares
       outstanding                            4,446,000         4,396,000         4,400,000         4,425,000
                                            -----------       -----------       -----------       -----------

     Basic income per share                 $       .17       $       .23       $       .42       $       .45
                                            ===========       ===========       ===========       ===========

     Diluted:

     Net income from
       continuing operations                $   473,000       $   573,000       $ 1,338,000       $ 1,182,000
     Less - net income allocated
       to subsidiary dilutive stock
       options outstanding                      (62,000)          (35,000)         (126,000)          (75,000)
                                            -----------       -----------       -----------       -----------

     Net income used in calculation
       of diluted income per share
       from continuing operations           $   411,000       $   538,000       $ 1,212,000       $ 1,107,000
                                            ===========       ===========       ===========       ===========

     Weighted average shares
       outstanding                            4,446,000         4,396,000         4,400,000         4,425,000
     Plus - common equivalent shares
       (determined using the "treasury
       stock" method) representing
       shares issuable upon exercise
       of stock options                         191,000           184,000           219,000           196,000
                                            -----------       -----------       -----------       -----------

     Weighted average number
       of shares used in calculation
       of diluted income per share
       from continuing operations             4,637,000         4,580,000         4,619,000         4,621,000
                                            ===========       ===========       ===========       ===========

     Diluted income per share
       from continuing operations           $       .09       $       .12       $       .26       $       .24
                                            ===========       ===========       ===========       ===========

                                                 Three Months Ended                   Six Months Ended
                                           -------------------------------     -------------------------------
                                           July 31, 2000     July 31, 1999     July 31, 2000     July 31, 1999
                                           -------------     -------------     -------------     -------------
     Net income from
       discontinued operations              $   301,000       $   439,000       $   499,000       $   789,000
     Less - net income allocated
       to subsidiary dilutive stock
       options outstanding                         --                --                --                --
                                            -----------       -----------       -----------       -----------

     Net income used in calculation
       of diluted income per share
       from discontinued operations         $   301,000       $   439,000       $   499,000       $   789,000
                                            ===========       ===========       ===========       ===========

     Weighted average shares
       outstanding                            4,446,000         4,396,000         4,400,000         4,425,000
     Plus - common equivalent shares
       (determined using the "treasury
       stock" method) representing
       shares issuable upon exercise
       of stock options                         191,000           184,000           219,000           196,000
                                            -----------       -----------       -----------       -----------
     Weighted average number of
       shares used in calculation of
       diluted income per share from
       discontinued operations                4,637,000         4,580,000        4,619,000          4,621,000
                                                              ===========       ===========       ===========

     Diluted income per share
       from discontinued operations         $       .06       $       .09       $       .11       $       .17
                                            ===========       ===========       ===========       ===========


     Net income                             $   774,000       $ 1,012,000       $ 1,837,000       $ 1,971,000
     Less - net income allocated
       to subsidiary dilutive stock
       options outstanding                      (62,000)          (35,000)         (126,000)          (75,000)
                                            -----------       -----------       -----------       -----------

     Net income used in calculation
       of diluted income per share          $   712,000       $   977,000       $ 1,711,000       $ 1,896,000
                                            ===========       ===========       ===========       ===========

     Weighted average shares
       outstanding                            4,446,000         4,396,000         4,400,000         4,425,000
     Plus - common equivalent shares
       (determined using the "treasury
       stock" method) representing
       shares issuable upon exercise
       of stock options                         191,000           184,000           219,000           196,000
                                            -----------       -----------       -----------       -----------
     Weighted average number of
       shares used in calculation of
       diluted income per share               4,637,000         4,580,000         4,619,000         4,621,000
                                            ===========       ===========       ===========       ===========


     Diluted income per share               $       .15       $       .21       $       .37       $       .41
                                            ===========       ===========       ===========       ===========

4.   Commitments and Contingencies

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management and the Company's legal counsel, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

     In its information technology government services business, the Company derived a portion of its revenues from fixed-price and fixed labor rate contracts, which shift more of the performance risk to the Company. With the completion of the sale of this business in the second quarter of Fiscal Year 2001, this risk has been transferred to the buyers of this business.

     Management believes that the above contingencies will not prevent the selling of the discontinued segment.

5.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the current period's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.   FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending polices and/or decisions concerning specific programs; individual business decisions of customers and business partners; developments in technology; new and expanding product lines; competition for employee resources; competitive factors and pricing pressures; the Company's ability to achieve the objectives of its business plans, including the disposal of its remaining discontinued business; and changes in government laws or regulations. Words such as "believes," "anticipates," "expects," "future," "intends," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. A more complete discussion of business risks is included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

     The Company has experienced, in each of the past six years, a seasonal fluctuation in wireless communications products activity, with greater sales in the latter half of its fiscal year and lesser amounts in the first half, although this trend has been declining over the same six years. This fluctuation may or may not continue due to a number of factors, including: the timing, cancellation, or delay of customer orders; the timing of new product introductions by the Company or its competitors; the deployment schedule of wireless network operators in both North American and international markets, which can be delayed by both economic and political issues; the size of customers' capital budgets, which are the traditional source of customer funding for the purchase of the Company's products; market acceptance of the Company and its customers' products; variations in manufacturing capacities, efficiencies and costs; the availability and cost of parts exacerbated by the very tight market for electrical and semiconductor components; capacity and production constraints associated with single source component suppliers; customer acceptance and timing of outsourced benchmarking and other engineering services; and other competitive factors. Historically, the Company has often recognized a substantial portion of its revenues in the last month of any given quarter. Because the Company's operating expenses are based on anticipated revenue levels and because a high percentage of the Company's expenses are relatively fixed, a small variation in the timing of the recognition of revenues could cause significant variations in operating results from quarter to quarter. The nature of the wireless communications products business is inherently unpredictable; sales and profits may fluctuate significantly from quarter to quarter; and therefore, period-to-period comparisons of its operating results are not necessarily meaningful and such comparisons cannot be relied upon as indicators of future performance.

     The Company's future product prospects will depend in part on its ability to enhance the functionality of its existing products in a timely and cost-effective manner; to identify, develop, and achieve market acceptance of new products; the availability and cost of parts exacerbated by the very tight market for electrical and semiconductor components; and the capacity and production constraints associated with single source component suppliers. Future services prospects depend on customer acceptance of various outsourced engineering services in which the Company continues to invest human and capital resources. There can be no assurance that the Company will be able to respond to technological advances, changes in customer requirements, or changes in regulatory requirements or industry standards, and any significant delays in development, introduction or shipment of products, or achievement of acceptable product costs, or recruitment of qualified engineers or technicians, could have a material adverse effect on the Company's business, operating results and financial condition.

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

B.   RESULTS OF OPERATIONS

     In July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. Therefore, this segment is presented as discontinued operations and prior periods have been restated. The Company has engaged an investment banking firm to market and sell the discontinued segment. As of September 13, 2000, the Company has closed five of six currently planned divestiture transactions, including the sale of the Company's commercial staffing and information technology government services businesses. The aggregate consideration received to date is $14.4 million, which includes $7.4 million in cash; approximately $1.3 million due six months after closing, including interest; a $1.4 million two-year promissory note, payable in four installments; and approximately $4.3 million is due as certain accounts receivables are collected, which is expected to occur within ninety days of closing. As of September 13, 2000, approximately $3.6 million of these accounts receivable have been collected. The Company has signed an agreement for the sale of the airport management business. The Company cannot determine the amount of gain that may result from the sale, however it does not expect to realize a loss on the sale. At the conclusion of the divestiture process, the Company will consist of the parent company, Comarco Wireless Technologies, Inc., and its wholly-owned subsidiary, Comarco Wireless International, Inc. The Company operates in one business segment, wireless communications products and services.

     Results of Continuing Operations

     During the second quarter of Fiscal Year 2001 (year ending January 31,
     2001), the Company recorded revenues from continuing operations of $12.0 million, up 33% from the revenues of $9.0 million for the comparable period of the prior fiscal year. Revenues for the six months ended July 31, 2000 of $22.0 million were up 31% from $16.8 million for the comparable period of the prior fiscal year. Increased period-to-period revenue is primarily due to wireless test and measurement information services, which began in the fourth quarter of Fiscal Year 2000; and an increase in the sale of wireless test and measurement products to major cellular carriers; partially offset by reduced revenues from wireless callboxes and also from mobile power products as the Company transitions to its second generation product, a 70-watt universal power adapter. The Company has also begun a major product transition to the new X-series test and measurement platform. The first of the X-series family was released in March 2000. The X-50 platform will support all multiple access technologies: CDMA, IS-136, GSM, and iDEN. The Company expects the level of sales activity for its wireless callboxes will be less than prior year levels for the remaining quarters of Fiscal Year 2001, as prior year revenues included revenue from two large upgrade contracts, while wireless test and measurement services revenues are expected to remain steady as the Company continues to expand its outsourced services offerings. The Company expects that mobile power product sales activity will increase beginning late in the third quarter of Fiscal Year 2001 with the Company's recent announcement of a $10 million order from Targus Group International for the Company's second generation ChargeSource(TM) 70-watt power adapter.

     The Company's orders for wireless communications products totalled $18.0 million for the second quarter of Fiscal Year 2001, up from $7.5 million from the comparable prior period. Orders for the second quarter of Fiscal Year 2001 included $7.2 million received on two long-term wireless application callbox maintenance contracts. For the twelve-month periods ended July 31, 2000 and 1999, orders received were $53.8 million and $36.8 million, respectively. Because of the long sales cycle involved in selling the Company's wireless products and services and the high contract value of each order, the Company believes that orders are best analyzed by looking at a twelve-month time period, as orders can fluctuate significantly from quarter to quarter. The value of unfilled orders including deferred revenue for outstanding post-contract support and extended warranty obligations at July 31, 2000 totalled $34.1 million. This balance consisted of $6.8 million of product and service revenues, $23.8 million of long-term wireless application callbox maintenance contracts, and $3.5 million of deferred revenue for outstanding post-contract support and extended warranty obligations.

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

     Gross profit from continuing operations increased to $6.2 million in the second quarter of Fiscal Year 2001, up 55% from $4.0 million for the comparable period of the prior fiscal year. Gross profit from continuing operations increased to $11.5 million for the six months ended July 31, 2000, up 47% from $7.8 million for the comparable period of the prior fiscal year. Gross profit percentage of revenue was 52% in the second quarter of Fiscal Year 2001 compared with 44% for the comparable period of the prior fiscal year. Gross profit percentage of revenue was 52% for the six months ended July 31, 2000 compared with 46% for the comparable period of the prior fiscal year. The increases are due to increased sales of higher margin wireless test and measurement products and services.

     Indirect costs, excluding a one-time charge for severance costs, were $4.2 million in the second quarter of Fiscal Year 2001, up from $3.2 million for the comparable period of the prior fiscal year. Indirect costs, excluding the one-time charge, were $8.2 million for the six months ended July 31, 2000, up from $6.1 million for the comparable period of the prior fiscal year. The Company has experienced increases in selling, general and administrative costs as well as in sustaining engineering, research and development and support costs as a result of executing its current plan to develop additional products and services for the wireless marketplace. These efforts included continuing development of the Company's second generation portable power adapter; its RAP(TM) Central wireless revenue assurance system and services, which is an emerging market for the Company; and expenses to launch and grow its wireless test and measurement information services business.

     The Company recorded a one-time charge for severance costs of $1.3 million in the second quarter of Fiscal Year 2001. This charge is in conjunction with the disposition of the Company's non-wireless businesses and relates to severance agreements for the Company's outgoing corporate staff.

     The Company is continuing its software product development program in its continuing operations' wireless communications products business. In accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalized $2.3 million and $1.6 million, during the first two quarters of Fiscal Years 2001 and 2000, respectively. The increase in the amount capitalized is due to the product development efforts discussed above. Corresponding amounts amortized in such periods were $1.5 million and $899,000, respectively. These amounts are in addition to the engineering, research and development and support expenses discussed above.

     Excluding the one-time charge of $1.3 million for severance costs, operating income increased to $2.0 million in the second quarter of Fiscal Year 2001 from $815,000 from the comparable period of the prior year, an increase of 145%. Excluding the one-time charge, operating income increased to $3.3 million for the six months ended July 31, 2000 from $1.7 million from the comparable period of the prior year, an increase of 94%. These year-to-year increases in operating income are primarily due to higher gross profit contribution from the increased sales of wireless test and measurement products and services, offset by increased indirect costs, as discussed above.

     Including the one-time charge of $1.3 million for severance costs, operating income from continuing operations was $636,000 in the second quarter of Fiscal Year 2001, down from $815,000 for the comparable period of the prior fiscal year. Operating income from continuing operations was $1.9 million for the six months ended July 31, 2000, up from $1.7 million for the comparable period of the prior fiscal year.

     Net interest income (interest income less interest expense) for the second quarter of Fiscal Year 2001 amounted to $110,000, as compared to $97,000 for the comparable period of the prior fiscal year. Net interest income for the six months ended July 31, 2000 amounted to $174,000, as compared to $177,000 for the comparable period of the prior fiscal year. The increase is principally due to an increase in cash available to invest from an average of $7.6 million in the second quarter of Fiscal Year 2000 to an average of $11.1 million in the second quarter of Fiscal Year 2001 (excluding investments in the Company's deferred compensation plan for executives).

     The Company's effective tax rate for the six months ended July 31, 2000 is 36.5%, the same as the comparable period of the prior fiscal year.

     Net income from continuing operations was $473,000 for the second quarter of Fiscal Year 2001, down from $573,000 for the comparable period of the prior fiscal year. Net income from continuing operations was $1.3 million for the six months ended July 31, 2000, up from $1.2 million for the comparable period of the prior fiscal year. The decrease in net income from continuing operations for the second quarter of Fiscal Year 2001 from the comparable period of the prior year is due to the one-time charge for severance costs offset by higher gross profit contribution dollars, as discussed above.

     Results of Discontinued Operations

     As previously discussed, in July 1999, the Company announced that it was embarking on a plan to strengthen the Company's focus on the wireless communications products and services business area. This plan, which was formalized at the end of the quarter ended October 31, 1999, involves selling the Company's information technology and staffing services product lines. As of September 13, 2000, the Company has closed five of six currently planned divestiture transactions, including the sale of the Company's commercial staffing and information technology government services businesses. The Company has signed an agreement for the sale of the airport management business. The Company cannot determine the amount of gain that may result from the sale, however it does not expect to realize a loss on the sale.

     Revenues provided by the Company's discontinued operations decreased 37%, from $13.9 million in the second quarter of Fiscal Year 2000 to $8.7 million in the second quarter of Fiscal Year 2001. Revenues provided by the Company's discontinued operations decreased 28%, from $27.2 million in the six months ended July 31, 1999 to $19.7 million in the six months ended July 31, 2000. The decreases in period-to-period revenue are principally due to the sale of the Company's commercial staffing business in March 2000 and the sale of the Company's information technology government services business in July 2000.

     Operating income (revenues less direct costs, indirect costs, and depreciation and amortization) for the discontinued segment is down from $730,000 in the second quarter of Fiscal Year 2000 to $502,000 in the second quarter of Fiscal Year 2001. Operating income for the discontinued segment is down from $1.3 million for the six months ended July 31, 1999 to $855,000 for the six months ended July 31, 2000. These decreases are principally due to the sale of the Company's commercial staffing business in March 2000 and the sale of the Company's information technology government services business in July 2000.

     In its information technology government services business, the Company derived a portion of its revenues from fixed-price and fixed labor rate contracts, which shift more of the performance risk to the Company. With the completion of the sale of this business in the second quarter of Fiscal Year 2001, this risk has been transferred to the buyers of this business.

C.   FINANCIAL CONDITION

     The Company signed a loan agreement with a bank effective September 26, 1994, which was last amended effective June 30, 2000. The loan agreement consists of a $10 million revolving credit facility, which expires June 30, 2001. The revolving credit facility is unsecured provided that the Company maintains certain covenants. Currently, management anticipates that cash flow will remain at a level which will enable the Company to avoid utilizing the credit facility except to support letters of credit and acquisition financing, and that the Company will be able to purchase investments on a regular basis. The Company's cash and investment balances averaged $11.1 million (excluding investments in the Company's deferred compensation plan for executives) during the second quarter of Fiscal Year 2001. However, maintaining such cash balances is predicated on the Company maintaining its business base and is subject to the cost of financing new contracts, acquisitions, geographic expansion, product development costs, and stock re-purchases.

     During the second quarter of Fiscal Year 2001, the Company's average days' sales in accounts receivable decreased slightly.

     Several additional key factors indicating the Company's financial condition include:

                                        July 31, 2000       January 31, 2000
                                        -------------       ----------------
     Current ratio                               2.72                  2.99
     Working capital                      $25,991,000           $23,457,000
     Book value per share                       $7.91                 $7.32

     The Company continued to demonstrate solid financial strength in the above financial factors during the six months ended July 31, 2000 due to continued profitable activity.

     During the six months ended July 31, 2000, the Company had $1.7 million of cash flows from operating activities, as compared to $5.0 million in the corresponding period of the prior year. This decrease is primarily due to the increase in accounts receivable from the timing of significant sales at the end of the second quarter.

     The Company has a significant commitment for capital expenditures at July 31, 2000 for Comarco Wireless Technologies, Inc. The Company has developed and intends to continue to develop numerous new product line extensions for the wireless communications industry. This software product development program is expected to be funded from the Company's current working capital and future cash flows. The amounts capitalized in the Company's wireless communications products business in accordance with Financial Accounting Standard No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, totaled $2.3 million and $1.6 million, respectively, in the first two quarters of Fiscal Year 2001 and 2000. Corresponding amounts amortized in such periods were $1.5 million and $899,000, respectively.

     The Company's Board of Directors has authorized a stock re-purchase program of up to 2,000,000 shares. As of July 31, 2000, the Company has re-purchased and retired approximately 1,456,000 shares. Over the term of the program, which began in 1992, the average price paid per share re-purchased under the program was $11.06.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company (see Note 4 of the Notes to Condensed Consolidated Financial Statements).

     The Company believes that its cash flow from operations and available bank borrowings will be sufficient to satisfy the current and anticipated working capital and capital expenditure requirements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of July 31, 2000, the Company had approximately $355,000 of accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions by the purchase of forward foreign exchange contracts. Such activity to date has been insignificant.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The following exhibits are included herewith:

          10.28 Sixth Amendment to Loan Agreement dated June 30, 2000 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.).

          10.29 Fifth Amended and Restated Master Line of Credit Note dated June 30, 2000 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.).

          11        Schedule of Computation of Net Income Per Share

     (b)  Reports on Form 8-K

          On July 21, 2000 the Company filed a Report on Form 8-K reporting the sale of substantially all of its information technology government services business.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COMARCO, Inc.
                                  (Registrant)


September 14, 2000


                   ------------------------------------------
                                 Daniel R. Lutz
                   Vice President and Chief Financial Officer
              (Authorized Officer and Principal Financial Officer)