Form 10-Q
period 2000-10-31
COMARCO INC
filed 2000-12-15
CIK 22252

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                               -------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarter ended

                                OCTOBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 0-5449

                                  COMARCO, INC.
             (Exact name of registrant as specified in its charter)
                              --------------------

           California                                            95-2088894
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                      2 Cromwell, Irvine, California 92618
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (949) 599-7400

--------------------------------------------------------------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        As of December 12, 2000, there were 7,041,742 shares of Common Stock outstanding.

================================================================================

                         COMARCO, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 2000

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION
                                                                                          Page
                                                                                          ----
ITEM 1.   FINANCIAL STATEMENTS

   Condensed Consolidated Balance Sheets as of October 31, 2000 and
       January 31, 2000...............................................................      3

   Condensed Consolidated Statements of Income for the Three and Nine Months
       Ended October 31, 2000 and 1999................................................      4

   Condensed Consolidated Statements of Cash Flows for the Nine Months
       Ended October 31, 2000 and 1999................................................      5

   Notes to Condensed Consolidated Financial Statements...............................      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................................     11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK...........................................................     16

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................................     17

ITEM 2.   CHANGES IN SECURITIES.......................................................     17

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.............................................     17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................     17

ITEM 5.   OTHER INFORMATION...........................................................     17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................................     17

SIGNATURE.............................................................................     18

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COMARCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                        October 31,      January 31,
                                                                           2000             2000
                                                                        -----------      -----------
                                                                        (Unaudited)
Current Assets:
    Cash and cash equivalents                                           $18,386,000      $ 5,064,000
    Short-term investments                                                4,375,000        3,721,000
    Accounts receivable, net                                             10,888,000        6,695,000
    Inventory                                                             5,508,000        4,852,000
    Deferred tax asset                                                    2,787,000        2,908,000
    Net assets available for sale                                           666,000        9,361,000
    Other current assets                                                  4,020,000        2,651,000
                                                                        -----------      -----------
        Total current assets                                             46,630,000       35,252,000

Property and equipment, net                                               3,612,000        2,763,000
Software development costs, net                                           6,955,000        5,839,000
Intangible assets, net                                                    1,987,000        2,222,000
Other assets                                                                429,000           72,000
                                                                        -----------      -----------
                                                                        $59,613,000      $46,148,000
                                                                        ===========      ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                    $ 1,131,000      $   666,000
    Deferred revenue                                                      4,510,000        3,077,000
    Accrued liabilities                                                  12,588,000        8,052,000
                                                                        -----------      -----------
            Total current liabilities                                    18,229,000       11,795,000

Deferred income taxes                                                     3,135,000        2,599,000
Minority interest                                                           117,000               --
Stockholders' equity                                                     38,132,000       31,754,000
                                                                        -----------      -----------
                                                                        $59,613,000      $46,148,000
                                                                        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                COMARCO, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                                 Three Months Ended                     Nine Months Ended
                                                                     October 31,                           October 31,
                                                           -------------------------------       -------------------------------
                                                               2000               1999               2000               1999
                                                           ------------       ------------       ------------       ------------
Revenues                                                   $ 13,153,000       $ 11,959,000       $ 35,202,000       $ 28,774,000

Cost of sales                                                 6,414,000          6,258,000         16,978,000         15,233,000
                                                           ------------       ------------       ------------       ------------

Gross profit                                                  6,739,000          5,701,000         18,224,000         13,541,000

Selling, general and administrative costs                     3,236,000          2,538,000          9,132,000          6,721,000

Engineering and support costs                                 1,239,000            848,000          3,568,000          2,811,000
                                                           ------------       ------------       ------------       ------------

Operating income before severance costs                       2,264,000          2,315,000          5,524,000          4,009,000

Severance costs                                                      --                 --          1,325,000                 --
                                                           ------------       ------------       ------------       ------------

Operating income                                              2,264,000          2,315,000          4,199,000          4,009,000

Other income                                                    327,000             47,000            501,000            224,000

Minority interest                                                (2,000)           (29,000)            (4,000)           (38,000)
                                                           ------------       ------------       ------------       ------------

Income before income taxes                                    2,589,000          2,333,000          4,696,000          4,195,000

Income tax expense                                              946,000            851,000          1,715,000          1,531,000
                                                           ------------       ------------       ------------       ------------

Net income from continuing operations                         1,643,000          1,482,000          2,981,000          2,664,000

Net income (loss) from discontinued operations                 (121,000)        (1,894,000)           378,000         (1,105,000)
                                                           ------------       ------------       ------------       ------------

Net income (loss)                                          $  1,522,000       $   (412,000)      $  3,359,000       $  1,559,000
                                                           ============       ============       ============       ============


Earnings per share -- continuing operations:
   Basic                                                   $       0.24       $       0.23       $       0.45       $       0.40
                                                           ============       ============       ============       ============
   Diluted                                                 $       0.22       $       0.21       $       0.40       $       0.36
                                                           ============       ============       ============       ============

Earnings (loss) per share -- discontinued operations:
   Basic                                                   $      (0.02)      $      (0.29)      $       0.05       $      (0.16)
                                                           ============       ============       ============       ============
   Diluted                                                 $      (0.02)      $      (0.28)      $       0.05       $      (0.16)
                                                           ============       ============       ============       ============

Earnings (loss) per share:
   Basic                                                   $       0.22       $      (0.06)      $       0.50       $       0.24
                                                           ============       ============       ============       ============
   Diluted                                                 $       0.20       $      (0.07)      $       0.45       $       0.20
                                                           ============       ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                              October 31,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations                               $  2,981,000       $  2,664,000

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                     3,298,000          2,283,000
     Loss (gain) on disposal of property and equipment                    (2,000)            65,000
     Deferred income taxes                                               657,000           (111,000)
     Provision for doubtful accounts receivable                           18,000             18,000
     Minority interest in earnings of subsidiary                           4,000             38,000
     Changes in operating assets and liabilities:
          Increases in trading securities                               (665,000)          (431,000)
          Decrease (increase) in accounts receivable                  (4,211,000)         1,715,000
          Increase in inventory                                         (656,000)          (797,000)
          Decrease (increase) in other current assets                  2,392,000           (128,000)
          Increase in other assets                                        (7,000)           (33,000)
          Increase in current liabilities                              4,957,000            831,000
                                                                    ------------       ------------
Net cash provided by operating activities                              8,766,000          6,114,000
                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments                         11,000            559,000
Purchases of property and equipment                                   (1,528,000)        (1,262,000)
Proceeds from sales of property and equipment                              2,000              9,000
Software development costs                                            (3,500,000)        (2,488,000)
                                                                    ------------       ------------
Net cash used in investing activities                                 (5,015,000)        (3,182,000)
                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                             1,632,000            919,000
Purchase of common stock                                                      --         (4,399,000)
                                                                    ------------       ------------
Net cash provided by (used in) financing activities                    1,632,000         (3,480,000)
                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents --
     continuing operations                                             5,383,000           (548,000)
Net increase in cash and cash equivalents --
     discontinued operations                                           7,939,000             29,000
                                                                    ------------       ------------

Net increase (decrease) in cash and cash equivalents                  13,322,000           (519,000)

Cash and cash equivalents, beginning of period                         5,064,000          3,220,000
                                                                    ------------       ------------

Cash and cash equivalents, end of period                            $ 18,386,000       $  2,701,000
                                                                    ============       ============
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    --                 --
                                                                    ============       ============
    Cash paid for income taxes                                      $    500,000       $  3,235,000
                                                                    ============       ============

   The accompanying notes are an integral part of these financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

        COMARCO, Inc and its wireless technologies subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO" or the "Company") is a provider of test and measurement products and engineering services to the wireless communications industry, fixed wireless communications systems and power accessories for laptop computers, cellular telephones, handheld devices and portable printers. COMARCO is a California corporation whose Common Stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses and to focus on its wireless communications products and engineering services business. The divestiture plan was completed during November 2000. Accordingly, the Company's continuing operations consist solely of the operations of CWT.

Basis of Presentation:

        The interim condensed consolidated financial statements of COMARCO, Inc. and subsidiaries included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000 and Quarterly Reports on Form 10-Q for prior quarters of the current fiscal year. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for the year ended January 31, 2001.

Accounting Pronouncements:

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is in the process of determining the impact that adoption will have on its consolidated financial position or results of operations.

                         COMARCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:

        Certain prior period balances have been reclassified to conform to the current period presentation.


2.  STOCKHOLDERS' EQUITY AND STOCK SPLIT

        During the third quarter ended October 31, 2000, the Company's Board of Directors approved a three-for-two split of the Company's Common Stock. All stockholders of record on October 6, 2000 (the "Record Date") received one-half additional share for each share owned on the Record Date. Shares resulting from the split were distributed by the transfer agent on October 27, 2000. All share and per share amounts contained herein for all periods presented reflect this stock split.


3.  DISCONTINUED OPERATIONS

        Prior to the third quarter ended October 31, 2000, the Company completed five of six planned business disposition transactions. On November 17, 2000, the Company completed the final disposition transaction with the sale of the Company's airport services business for approximately $0.5 million in cash.

                         COMARCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


4.  EARNINGS PER SHARE

        The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share reflects the effects of potentially dilutive securities. The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator and "Shares represent the denominator:

                                                 Three Months Ended                   Nine Months Ended
                                                     October 31,                         October 31,
                                            -----------------------------       ----------------------------
                                               2000              1999              2000             1999
                                            -----------       -----------       -----------      -----------
BASIC:
Net income from continuing operations       $ 1,643,000       $ 1,482,000       $ 2,981,000      $ 2,664,000

Weighted average shares outstanding           6,831,000         6,540,000         6,677,000        6,606,000
                                            -----------       -----------       -----------      -----------
Basic income per share from continuing
    operations                              $      0.24       $      0.23       $      0.45      $      0.40
                                            ===========       ===========       ===========      ===========

Net income (loss) from discontinued
    operations                              $  (121,000)      $(1,894,000)      $   378,000      $(1,105,000)

Weighted average shares outstanding           6,831,000         6,540,000         6,677,000        6,606,000
                                            -----------       -----------       -----------      -----------
Basic income (loss) per share from
    discontinued operations                 $     (0.02)      $     (0.29)      $      0.05      $     (0.16)
                                            ===========       ===========       ===========      ===========

Net income (loss)                           $ 1,522,000       $  (412,000)      $ 3,359,000      $ 1,559,000

Weighted average shares outstanding           6,831,000         6,540,000         6,677,000        6,606,000
                                            -----------       -----------       -----------      -----------

Basic income (loss) per share               $      0.22       $     (0.06)      $      0.50      $      0.24
                                            ===========       ===========       ===========      ===========

                         COMARCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  EARNINGS PER SHARE (CONTINUED)

                                                         Three Months Ended                   Nine Months Ended
                                                             October 31,                         October 31,
                                                    -----------------------------       -----------------------------
                                                       2000              1999              2000              1999
                                                    -----------       -----------       -----------       -----------
DILUTED:

Net income from continuing operations               $ 1,643,000       $ 1,482,000       $ 2,981,000       $ 2,664,000

Effect of subsidiary options                            (95,000)          (84,000)         (211,000)         (162,000)
                                                    -----------       -----------       -----------       -----------
Net income used in calculation of
    diluted income per share from
    continuing operations                           $ 1,548,000       $ 1,398,000       $ 2,770,000       $ 2,502,000
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding                   6,831,000         6,540,000         6,677,000         6,606,000

Effect of dilutive securities - stock options           220,000           234,000           293,000           273,000
                                                    -----------       -----------       -----------       -----------
Weighted average shares used in
    calculation of diluted income per
    share from continuing operations                  7,051,000         6,774,000         6,970,000         6,879,000
                                                    ===========       ===========       ===========       ===========
Diluted income per share from
    continuing operations                           $      0.22       $      0.21       $      0.40       $      0.36
                                                    ===========       ===========       ===========       ===========

Net income (loss) from discontinued operations      $  (121,000)      $(1,894,000)      $   378,000       $(1,105,000)

Effect of subsidiary options                                 --                --                --                --
                                                    -----------       -----------       -----------       -----------
Net income (loss) used in calculation
    of diluted income per share from
    discontinued operations                         $  (121,000)      $(1,894,000)      $   378,000       $(1,105,000)
                                                    ===========       ===========       ===========       ===========

Weighted average shares outstanding                   6,831,000         6,540,000         6,677,000         6,606,000
Effect of dilutive securities - stock options           220,000           234,000           293,000           273,000
                                                    -----------       -----------       -----------       -----------
Weighted average shares used in
    calculation of diluted income
    (loss) per share from discontinued
    operations                                        7,051,000         6,774,000         6,970,000         6,879,000
                                                    ===========       ===========       ===========       ===========
Diluted income (loss) per share from
    discontinued operations                         $     (0.02)      $     (0.28)      $      0.05       $     (0.16)
                                                    ===========       ===========       ===========       ===========

                         COMARCO, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  EARNINGS PER SHARE (CONTINUED)

                                                Three Months Ended                   Nine Months Ended
                                                    October 31,                         October 31,
                                           -----------------------------       -----------------------------
                                              2000              1999              2000              1999
                                           -----------       -----------       -----------       -----------
Net income                                 $ 1,522,000       $  (412,000)      $ 3,359,000       $ 1,559,000
Effect of subsidiary options                   (95,000)          (84,000)         (211,000)         (162,000)
                                           -----------       -----------       -----------       -----------
Net income used in calculation of
    diluted income per share               $ 1,427,000       $  (496,000)      $ 3,148,000       $ 1,397,000
                                           ===========       ===========       ===========       ===========

Weighted average shares outstanding          6,831,000         6,540,000         6,677,000         6,606,000
Effect of dilutive securities - stock
    options                                    220,000           234,000           293,000           273,000
                                           -----------       -----------       -----------       -----------
Weighted average shares used in
    calculation of diluted income per
    share                                    7,051,000         6,774,000         6,970,000         6,879,000
                                           ===========       ===========       ===========       ===========
Diluted income per share                   $      0.20       $     (0.07)      $      0.45       $      0.20
                                           ===========       ===========       ===========       ===========


6.   CONTINGENCIES

        The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company's financial position or results of operations when resolved.


7.  SUBSEQUENT EVENTS

        On December 7, 2000, the Company acquired all the outstanding Common Stock of EDX Engineering, Inc. ("EDX") for consideration consisting of 257,428 shares of COMARCO Common Stock, valued at $4.2 million on the day the transaction closed, and $2.1 million in cash. The acquisition of EDX will be accounted for under the purchase method of accounting. EDX is a leading developer of system planning tools for the wireless communications industry based in Eugene, Oregon.

        During 1992, the Company's Board of Directors authorized a stock repurchase program of up to three million shares of Common Stock. From program inception through October 31, 2000, the Company has repurchased approximately 2,184,000 shares for an average per share price of $7.37 per share. For the nine months ended October 31, 2000, no shares were repurchased. Subsequent to October 31, 2000, the Company repurchased an additional 58,000 shares in the open market, bringing the total number of shares repurchased to approximately 2,242,000 shares for an average per share price of $7.62 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

                Except for historical information contained herein, the matters set forth in this quarterly report on Form 10-Q contain forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Potential risks and uncertainties include such factors as the level of sales of our products, timely and cost-effective product development, market acceptance of new products, foreign marketing, the level of competition for the Company's products and services, our ability to meet contractual commitments with our customers, and the ability to meet the technical requirements of our customers. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Investors are also directed to consider a more detailed description of risks and uncertainties facing the Company discussed in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

OVERVIEW

        During October 1999, the Company embarked on a plan to divest its non-wireless businesses and to focus on its wireless communications products and engineering services business. The divestiture plan was completed during November 2000. Accordingly, the Company's continuing operations consist solely of the operations of Comarco Wireless Technologies, Inc. ("CWT"). The Company is a provider of test and measurement products and engineering services to the wireless communications industry. The Company also designs and manufactures power accessories for laptop computers, cellular telephone, hand held devices and portable printers, and fixed wireless communication systems (callboxes).

        The Company's portfolio of test and measurement products and engineering services includes products used to monitor, analyze and benchmark the performance of wireless system networks. Additionally, the Company has developed a large scale mobile testing service that was deployed nationally during the fourth quarter ended January 31, 2000. This mobile testing service is currently being used for the collection and analysis of information related to the quality of service as experienced by wireless phone users. This information and analysis is critical to wireless service providers, infrastructure vendors and other wireless industry participants. Utilizing this mobile testing service as a foundation, the Company anticipates expanding its offering of engineering services to include cellular and fixed broadband network design, deployment and optimization.

        The Company is also in the late stages of development of a stationary testing platform. The first offering based on this platform is anticipated to be RAP(TM) Central, products and engineering services for the wireless revenue assurance information marketplace. The goal of RAP(TM) Central is to automate data collection, analysis and delivery of revenue assurance information for wireless carriers, and improve the revenue capture by assisting carriers in billing for every minute of use. The Company anticipates delivering RAP(TM) Central products and providing related engineering services during the first quarter ending April 30, 2001.

        During the third quarter ended October 31, 2000, the Company completed the design and development of the ChargeSource 70-watt universal power adapter, COMARCO's second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices and portable printers. Also during the third quarter, the Company went into production and began delivering on a $10 million order from Targus Group International for ChargeSource 70-watt universal power adapters.

        The Company's fixed communications systems include a number of callbox systems that provide emergency service over wireless and wire-line backbones. In addition to the design and manufacture of callbox systems, the Company provides project installation and long-term maintenance services.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

        The following table and discussion provide information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                       Percentage of Revenues
                                           ----------------------------------------------
                                            Three Months Ended         Nine Months Ended
                                                October 31,               October 31,
                                           -------------------        -------------------
                                            2000         1999          2000         1999
                                           ------       ------        ------       ------
Revenues                                    100.0%       100.0%        100.0%       100.0%

Cost of sales                                48.8         52.3          48.2         52.9
                                           ------       ------        ------       ------

Gross profit                                 51.2         47.7          51.8         47.1

Selling, general and administrative
   costs                                     24.6         21.2          25.9         23.4

Engineering and support costs                 9.4          7.1          10.2          9.8
                                           ------       ------        ------       ------

Operating income before severance costs      17.2         19.4          15.7         13.9

Severance costs                                --           --           3.8           --
                                           ------       ------        ------       ------

Operating income                             17.2         19.4          11.9         13.9

Other income                                  2.5          0.4           1.4          0.8

Minority interest                              --         (0.3)           --         (0.1)
                                           ------       ------        ------       ------

Income before income taxes                   19.7         19.5          13.3         14.6

Income tax expense                            7.2          7.1           4.8          5.3
                                           ------       ------        ------       ------

Net income from continuing operations        12.5%        12.4%          8.5%         9.3%
                                           ======       ======        ======       ======

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 TO THE THREE MONTHS ENDED OCTOBER 31, 1999

        Revenue. Revenue for the three months ended October 31, 2000 was $13.2 million compared to $12.0 million for the corresponding quarter of the prior fiscal year, an increase of $1.2 million. The net increase in third quarter revenue was primarily due to a $4.8 million increase in sales of test and measurement products and engineering services which was offset by a $2.8 million decrease of fixed communication systems sales. With respect to the decrease in fixed communication systems sales, the Company completed certain contracts to install and upgrade several callbox systems during the prior fiscal year. These upgrade contracts were not expected to recur in the current fiscal year.

        Cost of Sales. Cost of sales for the three months ended October 31, 2000 was $6.4 million compared to $6.3 million for the corresponding quarter of the prior fiscal year, an increase of $0.1 million. As a percentage of revenue, cost of sales was 48.8% and 52.3% for the quarters ended October 31, 2000 and 1999 respectively.

        Gross Profit and Margin. For the third quarter ended October 31, 2000, gross profit increased $1.0 million to $6.7 million from $5.7 million for the corresponding quarter of the prior fiscal year. Gross margin percentage for the third quarter was 51.2% as compared to 47.7% for the third quarter ended October 31, 1999. The increase in gross profit was driven by increased revenue, with the increase in the gross margin percentage attributable to increased sales of the Company's higher margin test and measurement products and engineering services.

        Selling, General and Administrative Costs. Selling, general and administrative costs for the three months ended October 31, 2000 were $3.2 million compared to $2.5 million for the corresponding quarter of the prior fiscal year, an increase of $0.7 million. The increase is attributable to staffing increases in support of the engineering services business that commenced full operations during the first quarter of the current fiscal year, as well as, costs related to the marketing of the ChargeSource 70-watt universal power adapter. As a percentage of revenue, selling, general and administrative costs were 24.6% and 21.2% for the quarters ended October 31, 2000 and 1999, respectively.

        Engineering and Support Costs. Engineering and support costs for the three months ended October 31, 2000 were $1.2 million compared to $0.8 million for the corresponding quarter of the prior fiscal year, an increase of $0.4 million. The increase is primarily attributable to the Company's efforts to recruit and retain qualified technical personnel to develop and support new products for the wireless communications industry.

        Other Income. For the third quarter ended October 31, 2000, other income was $0.3 million, as compared to $47,000 for the corresponding quarter of the prior fiscal year. Other income consists primarily of interest on invested cash balances, excluding investments in the Company's deferred compensation plan for executives. The Company has received net cash proceeds from the disposition of the Company's non-wireless businesses resulting in higher cash balances, $18.4 million as of October 31, 2000 as compared to $2.7 million as of October 31, 1999.

        Income Tax Expense. Income tax expense was $0.9 million for the three months ended October 31, 2000 and 1999. The Company's effective tax rate for both periods was 36.5%.

        Net Income from Continuing Operations. Net income from continuing operations was $1.6 million for the three months ended October 31, 2000 compared to $1.5 million for the corresponding quarter of the prior fiscal year. The increase in net income from continuing operations was primarily due to increased interest income on higher cash balances during the quarter.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2000 TO THE NINE MONTHS ENDED OCTOBER 31, 1999

        Revenue. Revenue for the nine months ended October 31, 2000 was $35.2 million compared to $28.8 million for the corresponding period of the prior fiscal year, an increase of $6.4 million or 22.3%. The net increase in revenue was primarily due to a $12.2 million increase in sales of test and measurement products and engineering services which was offset by a $4.0 million decrease of fixed communication systems sales and a $1.3 million decrease in ChargeSource sales. With respect to the decrease in fixed communication systems sales, the Company completed certain contracts to install and upgrade several callbox systems during the prior fiscal year. These upgrade contracts were not expected to recur in the current fiscal year. Also, during the nine months ended October 31, 2000, the Company completed the design and development of the second-generation ChargeSource 70-watt universal power adapter and discontinued production and sales of the 35-watt universal power adapter. Accordingly, ChargeSource sales for the nine months ended October 31, 2000 were less than sales for the corresponding period of the prior fiscal year.

        Cost of Sales. Cost of sales for the nine months ended October 31, 2000 was $17.0 million compared to $15.2 million for the corresponding quarter of the prior fiscal year, an increase of $1.8 million. As a percentage of revenue, cost of sales was 48.2% and 52.9% for the nine months ended October 31, 2000 and 1999 respectively.

        Gross Profit and Margin. For the nine months ended October 31, 2000, gross profit increased $4.7 million or 34.6%, to $18.2 million from $13.5 million for the corresponding quarter of the prior fiscal year. Gross margin percentage for the nine months was 51.8% as compared to 47.1% for the nine months ended October 31, 1999. The increase in gross profit was driven by increased revenue, with the increase in the gross margin percentage attributable to increased sales of the Company's higher margin test and measurement products and engineering services.

        Selling, General and Administrative Costs. Selling, general and administrative costs for the nine months ended October 31, 2000 were $9.1 million compared to $6.7 million for the corresponding period of the prior fiscal year, an increase of $2.4 million or 35.9%. The increase is attributable to staffing increases in support of the engineering services business that commenced full operations during the first quarter of the current fiscal year, as well as, costs related to the marketing of the ChargeSource 70-watt universal power adapter. As a percentage of revenue, selling, general and administrative costs were 25.9% and 23.4% for the nine months ended October 31, 2000 and 1999, respectively.

        Engineering and Support Costs. Engineering and support costs for the nine months ended October 31, 2000 were $3.6 million compared to $2.8 million for the corresponding quarter of the prior fiscal year, and increase of $0.8 million or 26.9%. The increase is primarily attributable to the Company's efforts to recruit and retain qualified technical personnel to develop and support new products for the wireless communications industry.

        Severance Costs. During the second quarter ended July 31, 2000 and in conjunction with the disposition of the Company's non-wireless businesses, COMARCO was required to record a $1.3 million charge to continuing operations for costs related to severance agreements for the Company's outgoing corporate staff. Accordingly, for the nine months ended October 31, 2000, severance costs were $1.3 million. No comparable costs were incurred during the corresponding period of the prior fiscal year.

        Other Income. For the nine months ended October 31, 2000, other income was $0.5 million, as compared to $0.2 for the corresponding period of the prior fiscal year. Other income consists primarily of interest on invested cash balances, excluding investments in the Company's deferred compensation plan for executives. The Company has received net cash proceeds from the disposition of the Company's non-wireless businesses resulting in higher cash balances.

        Income Tax Expense. Income tax expense was $1.7 million for the nine months ended October 31, 2000 compared to $1.5 million for the corresponding period of the prior fiscal year. The Company's effective tax rate for both periods was 36.5%.

        Net Income from Continuing Operations. Net income from continuing operations was $3.0 million for the nine months ended October 31, 2000 compared to $2.7 million for the corresponding period of the prior fiscal year, an increase of $0.3 million or 11.9%. The net increase in net income from continuing operations was driven by both increased revenue and a favorable increase in the Company's gross margin percentage and offset by increased support costs and the one-time charge for severance costs that totaled $0.8 million, net of tax.

RESULTS OF OPERATIONS -- DISCONTINUED OPERATIONS

        As discussed above, COMARCO embarked on a plan to divest its non-wireless businesses during October 1999. Prior to the third quarter ended October 31, 2000, the Company completed five of six planned business disposition transactions. On November 17, 2000, COMARCO completed the final disposition transaction with the sale of the Company's airport services business.

        Net Income (Loss) from Discontinued Operations. Net loss from discontinued operations was $0.1 million for the three months ended October 31, 2000 compared to $1.9 million for the corresponding quarter of the prior fiscal year. For the nine months ended October net income was $0.4 million compared to a net loss of $1.1 million for the corresponding period of the prior fiscal year. The decrease in the level of discontinued operations was due to the sales of the various discontinued operations throughout the trailing twelve-month period.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $18.4 million at October 31, 2000 compared to $5.1 million at January 31, 2000, an increase of $13.3 million. Approximately $7.5 million of the increase is attributable to net proceeds received from the sales of the discontinued operations, with approximately $0.4 million provided by the related operations for the nine months ended October 31, 2000.

        Cash Flows from Operating Activities. Cash provided by operating activities is primarily derived from the sale of Company's products and from providing engineering services. Cash provided by operating activities was $8.8 million and $6.1 million for the nine months ended October 31, 2000 and 1999, respectively.

        Cash provided by operating activities during the nine months ended October 31, 2000 was primarily a result of the Company's net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $1.5 million and an increase in current liabilities primarily attributable to accrued costs related to the disposition of discontinued operations, offset by an increase in accounts receivable. Cash provided by operating activities during the nine months ended October 31, 1999 was primarily a result of the Company's net income from continuing operations before non-cash charges and a decrease in accounts receivable.

        Cash Flows from Investing Activities. Cash used in investing activities was $5.0 million and $3.2 million for the nine months ended October 31, 2000 and 1999, respectively. Investing activities for the nine months ended October 31, 2000 and 1999 consisted primarily of cash paid for property and equipment in support of the Company's growth and for the development of software to be used in products currently under development. The Company intends to continue to invest aggressively in a software development program designed to bring new products and services for the wireless communications industry to market in a timely manner. This software development program is expected to be funded with current cash balances and cash provided by operating activities.

        On December 7, 2000, the Company acquired all the outstanding Common Stock of EDX Engineering, Inc. ("EDX") for consideration consisting of 257,428 shares of COMARCO Common Stock, valued at $4.2 million on the day the transaction closed, and $2.1 million in cash. EDX is a leading developer of system planning tools for the wireless communications industry based in Eugene, Oregon.

        Cash Flows from Financing Activities. Cash provided by financing activities for the nine months ended October 31, 2000 consisted of $1.6 million from sales of Common Stock issued through the Company's employee and director stock option plans. For the nine months ended October 31, 1999 investing activities consisted of $0.9 million from the sales of Common Stock issued through the Company's employee and director stock option plans and the repurchase of approximately 335,000 shares in the open market for approximately $4.4 million.

        During 1992, the Company's Board of Directors authorized a stock repurchase program of up to three million shares of Common Stock. From program inception through October 31, 2000, the Company has repurchased approximately 2,184,000 shares for an average per share price of $7.37 per share. For the nine months ended October 31, 2000, no shares were repurchased. Subsequent to October 31, 2000, the Company repurchased an additional 58,000 shares in the open market, bringing the total number of shares repurchased to approximately 2,242,000 shares for an average per share price of $7.62 per share.

        The Company maintains a $10.0 million unsecured revolving credit facility (the "Credit Facility") which expires June 30, 2001. Borrowings under the Credit Facility bear interest at the bank's prime rate or the London Interbank Offered Rate plus 150 basis points, at the option of the Company. At October 31, 2000 and as of the date of this quarterly report on Form 10-Q, there are no amounts outstanding on the Credit Facility and the entire $10.0 million commitment is available to the Company.

        The Company believes that current cash balances, cash provided by operating activities and borrowings under the Credit Facility will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the next twelve months. Future acquisitions, if any, may be funded through the use of current cash balances, the Credit Facility or other borrowings and the issuance of additional equity or debt securities.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of October 31, 2000, the Company had approximately $0.4 million of accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products and services with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions through the purchase of forward foreign exchange contract.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

          Not applicable.


ITEM 2.  CHANGES IN SECURITIES

          Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.  OTHER INFORMATION

          Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                3.1 Amended and Restated Articles of Incorporation, including Certificate of Amendment of Restated Articles of Incorporation, effective October 27, 2000.

                10.30 Letter Agreement dated December 6, 2000 Amending Loan Agreement between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.).

                11      Schedule of Computation of Net Income (Loss) Per Share

                27      Financial Data Schedule


        (b)     Report on Form 8-K:

                (1) Current Report on Form 8-K dated September 14, 2000 with disclosure under Item 5 regarding the Company's announcement of its 3-for-2 stock split with a record date of October 6, 2000 and a distribution date of October 27, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on December 12, 2000.

                                                 COMARCO, INC.


                                                 By:/s/ Daniel R. Lutz
                                                    ----------------------------
                                                    Daniel R. Lutz
                                                    Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
3.1     Amended and Restated Articles of Incorporation, including Certificate of
        Amendment of Restated Articles of Incorporation, effective October 27,
        2000.

10.30 Letter Agreement dated December 6, 2000 Amending Loan Agreement between the Company and Bank of America, N.A. (formerly NationsBank of Virginia,
        N.A.).

11      Schedule of Computation of Net Income (Loss) Per Share

27      Financial Data Schedule