Form 10-K405
period 2001-01-31
COMARCO INC
filed 2001-05-01
CIK 22252

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                               -------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                            For the fiscal year ended

                                JANUARY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                          Commission file number 0-5449

                                  COMARCO, INC.
             (Exact name of registrant as specified in its charter)

                               -------------------

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

Indicate by a check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         COMMON STOCK OUTSTANDING AT APRIL 23, 2001 -- 7,060,758 SHARES.

                                                        AGGREGATE MARKET VALUE
                                                          OF SHARES HELD BY
  CLASS                                                     NON-AFFILIATES
  -----                                                 ----------------------
Common Stock...........................................      $85,568,110

     The total number of shares held by non-affiliates on April 23, 2001 was 6,679,790. This number was multiplied by $12.81 per share (the closing sale price of the Common Stock on April 23, 2001 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers and Directors of registrant are affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     THE COMPANY INTENDS TO FILE WITH THE SECURITIES AND EXCHANGE COMMISSION BY MAY 30, 2001 A DEFINITIVE PROXY STATEMENT (THE "2001 PROXY STATEMENT") RELATING TO ITS 2001 ANNUAL MEETING OF STOCKHOLDERS, WHICH MEETING INVOLVES THE ELECTION OF DIRECTORS AND CERTAIN RELATED MATTERS. THE 2001 PROXY STATEMENT IS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K AND SHALL BE DEEMED TO BE A PART HEREOF.

================================================================================

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I.....................................................................   1

         ITEM 1.  BUSINESS.................................................   1

         ITEM 2.  PROPERTIES...............................................   8

         ITEM 3.  LEGAL PROCEEDINGS........................................   8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   8

PART II....................................................................   9

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS......................................   9

         ITEM 6.  SELECTED FINANCIAL DATA..................................  10

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITIONS AND RESULTS OF OPERATIONS.....................  11

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..............................................  16

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............  17

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE......................  42

PART III...................................................................  42

PART IV....................................................................  42

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K..............................................  42

                                     PART I

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled "Risk Factors" in Item 1 in this report on Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this report on Form 10-K to conform such statements to actual results or to changes in our expectations.

ITEM 1. BUSINESS

OVERVIEW

     COMARCO, Inc., through its subsidiary Comarco Wireless Technologies, Inc. ("CWT"), is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. COMARCO is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. CWT was incorporated in the State of Delaware in September 1993. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of CWT.

     We have two primary businesses: wireless infrastructure and wireless applications. Wireless infrastructure provides advanced technology tools and engineering services to the wireless communications industry. Wireless applications designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers.

WIRELESS INDUSTRY

     Wireless networks are telecommunication systems built using radio equipment. The lifecycle of a wireless network continually evolves and consists of several phases including, planning, design, deployment, optimization, and maturity. During the planning phase, decisions are made about the type of equipment to be used, where it will be located, and how it will be configured. These decisions are based on a number of analytical considerations, including phone subscriber profiles and target markets, forecasts of call usage, radio engineering analysis and financial modeling, and forecasting. The design phase follows, and involves the coordinated efforts of radio engineers, site development professionals, and other technical disciplines. Potential equipment sites are identified, based on a range of variables including radio propagation characteristics, economics, site access, and construction feasibility.

     Following acceptance of a network design, land or building rooftops must be bought or leased for towers or telecommunication equipment, including radio base stations, antennas, and supporting electronics. Detailed site location designs are prepared and radio frequency engineers ("RF engineers") review interference to or from co-located antennae. Construction and equipment installation then must be performed and site performance verified after completion of construction. Finally, professional technicians commission the new radio equipment, test it, integrate it with existing networks, and tune the components to optimize performance.

     Once a wireless network becomes operational and the number of subscribers increases, the system must be expanded to increase system coverage and capacity. In addition, the wireless network must be continually updated, with performance verified and optimized to address changes in traffic patterns and interference from neighboring or competing networks or other radio sources. Verification and optimization also involves data collection and competitive benchmarking, as well as tuning the network to enable operators to compete more effectively in areas where there are multiple network operators.

     Finally, as new technologies are continuously developed, wireless carriers must determine whether to upgrade their existing networks or deploy new networks utilizing the latest available technologies. Overlaying new technologies, such as 2.5 generation or third generation protocols, commonly referred to as 2.5G and 3G, respectively, with an existing network or deploying a new network requires operators to reengage in the planning, design, deployment, and optimization phases of a new cycle in the life of an existing or new network.

Challenges Confronting Wireless Carriers and Equipment Vendors

     Worldwide use of wireless networks has grown rapidly as cellular and other emerging wireless communications services have become more widely available and affordable for mass business and consumer markets. This rapid growth is driven by the dramatic increase in wireless telephone usage, as well as strong demand for wireless Internet and other data services. The demand for wireless Internet and other data services is driving the adoption of new technologies to enable wireless networks to deliver enhanced data capabilities.

     Due to an increasingly competitive environment, wireless carriers, equipment vendors, and others are focused on satisfying customer demand for enhanced services, seamless and comprehensive coverage, better quality of service, more robust content and application offerings, faster data transition, and lower prices. The proliferation of new wireless carriers and technologies has created a competitive environment in which speed to market and client acquisition and retention are key factors influencing a wireless carrier's success. These challenges have led wireless carriers to focus on revenue generating activities, such as sales and marketing, and to outsource technology deployment and maintenance when they can do so effectively.

     Equipment vendors are also confronting multiple challenges as they introduce new generations of equipment with increased features and functionality. Vendors are required to provide equipment that is both compatible with a carrier's existing network and can be integrated with equipment offered by other vendors. As a result of rapid technological changes, equipment vendors have increasingly focused on offering competitive product solutions while outsourcing services such as network design, deployment, performance verification, and optimization.

WIRELESS INFRASTRUCTURE

     Our wireless infrastructure segment designs and manufactures advanced technology hardware and software tools for use by the wireless carriers, equipment vendors, and others. These tools are used by RF engineers, professional technicians, and others to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed. Our key product families include:

     o The EDX portfolio of wireless network planning software includes EDX SignalPro(R), a comprehensive software package offering a complete set of planning tools that includes multi-site coverage and interference analysis, multiple point-to-point link analysis, a comprehensive set of propagation models, full mapping capabilities, and full access to terrain, groundcover, demographic, traffic, and other databases. These tools are utilized during the design though optimization phases of the wireless network lifecycle.

     o The LT-series is used to monitor network performance during all phases of the wireless network lifecycle.

     o The X-series is used to solve complex engineering problems and is ideally designed to optimize wireless networks whether newly deployed, expanded or upgraded with new technology.

     o The baseLINE(TM) product family is used to collect and analyze quality of service data from the wireless networks of multiple carriers. This technology enables wireless carriers to benchmark their quality of service against competing carriers.

     o RAPcentral(TM) is the first application based on a newly developed stationary testing platform. This application, which consists of hardware and software, automates data collection, analysis, and delivery of revenue assurance information that is critical to wireless carriers in their efforts to capture and bill for all minutes of use. With the expansion of existing wireless networks and the deployment of new technologies, it is not uncommon for the billing records to be negatively impacted by corrupt or missing data, resulting in unbilled revenue. RAPcentral(TM), which is currently in beta test and expected to be released during the third quarter ending October 31, 2001, is ideally designed to reduce revenue leakage.

     The product families above are or will be compatible with all current air interface technologies including CDMA, TDMA, GSM, and iDEN. Our product families, excluding the LT-series, are expected to be compatible with GPRS and 1XRTT, commonly classified as 2.5G technologies that enable wireless networks to deliver enhanced data capabilities, during the third quarter ending October 31, 2001.

     The wireless infrastructure segment is also a provider of value-added engineering services that assist the wireless carriers, equipment vendors, and others in all phases of the wireless network lifecycle. When engaged, we are able to provide and support skilled RF engineers and professional technicians and the tools best suited for the engagement. Our offering of engineering services for wireless networks includes:

     o    Planning and design utilizing EDX SignalPro(R),

     o    Optimization utilizing the X-series products,

     o Quality of service drive testing utilizing the baseLINE(TM)products, and

     o Revenue assurance data collection and analysis utilizing our stationary testing platform and RAPcentral(TM).

     We focus on value-added engineering services and currently do not provide feasibility planning, fixed network engineering, site development, installation or on-going network management services.

WIRELESS APPLICATIONS

     Our wireless applications segment designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. Remote voice systems currently include various call box products that provide emergency communication via wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 18,000 installed call boxes, the majority of which are serviced and maintained under long-term agreements.

     The wireless applications segment also includes the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices, and portable printers. This product is distributed by Targus Group International ("Targus") and during the third quarter ended October 31, 2000, we went into production and began delivering on a $10 million order from Targus. We anticipate expanding the ChargeSource product offering with a companion product to the universal AC power adapter during the third quarter ending October 31, 2001.

MARKETING, SALES, AND DISTRIBUTION

     We maintain our own worldwide sales and customer support organization, staffed with technically trained personnel. All North American sales are made though our direct sales organization located in California. International sales are generally made through our offices located in Singapore and Mexico. The international offices coordinate the marketing, sales, and support efforts of a network of representatives and distributors located in Asia, and Latin and South America. Currently, our North America sales organization is responsible for coordinating the sales efforts of our European representatives and distributors. We have limited experience selling our products and services into markets outside North America. However, it is currently our intention to expand our international presence and establish additional sales and support offices in primary international markets. There can be no assurance that our international sales efforts will be successful.

     Our wireless applications segment includes the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices and portable printers. This product is marketed and distributed by Targus.

COMPETITION

     Wireless Infrastructure. The market for our advanced technology tools and engineering services for the wireless communications industry is highly competitive and is served by numerous providers. Our primary competitors with respect to advanced technology tools are Agilent Technologies, Ascom, and Allen Telecom. In engineering services, our primary competitors are Wireless Facilities, LCC International, and Marconi Communications. Many of our competitors are larger and have greater financial resources.

     The wireless communications industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. To compete successfully in our market, we believe we must have the ability to:

     o    Properly identify customer needs,

     o    Price our products and services competitively,

     o    Innovate and develop new technologies and applications,

     o    Successfully commercialize new technologies in a timely manner,

     o Manufacture and deliver our products in sufficient volumes on time, and

     o    Differentiate our offerings from the competitors' offerings.

     Wireless Applications. The markets for our remote voice systems and mobile power products are served by numerous providers, including Gaitronics, Motorola, Ericsson, and Nokia. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our wireless applications products provide us a competitive advantage. However, our ability to compete in these markets depend on our ability to successfully commercialize new technologies in a timely manner and manufacture and deliver our products in sufficient volumes.

CUSTOMER DEPENDENCY

     A limited number of customers have provided a substantial portion of our revenue. In 2001, Verizon Wireless and AT&T Wireless services each provided between 13 percent and 15 percent of our revenue. Both companies are wireless carriers and customers of our wireless infrastructure business. In 2000, Targus, the distributor of our mobile power products, provided 10 percent of our revenue. The spending patterns of these customers can vary significantly during the year. An elimination or change in the spending patterns of these customers could negatively affect our operating results. Also in 2000, the transportation authorities of Los Angeles and San Francisco each provided 12 percent of our revenue. The revenue generated from these customers were primarily from contracts for the sale and installation of large scale remote voice systems and related upgrades. These types of contracts are generally non-recurring. There were no significant customers for 1999.

RESEARCH AND DEVELOPMENT

     We sell our products and services in the wireless communications industry, which is characterized by rapid technology changes, frequent new product and service introductions and evolving industry standards. Without the timely introduction of new products, services, and enhancements, our products and services are likely to become technologically obsolete over time, in which case operating results would suffer. Currently, we are developing versions of our wireless infrastructure products that are compatible with GPRS and 1XRTT, commonly classified as 2.5G technologies. Also as previously discussed, we are currently in beta test with RAPcentral(TM), a revenue assurance application based on our newly developed stationary testing platform. There can be no assurance that such new products and services, if and when introduced, will achieve market acceptance. After the products and services are developed, we must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

MANUFACTURING AND SUPPLIERS

     Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, our operating results could suffer until other sources can be developed. We may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Additionally, as we have one manufacturing facility, any significant disruption in our manufacturing operation, whether due to fire, natural disaster or otherwise, will have a material adverse effect on our business.

PATENTS AND INTELLECTUAL PROPERTY

     We hold patents that cover key technical aspects of the products in our wireless applications business. However, we generally rely on a combination of trade secrets, copyrights and contractual rights to protect the intellectual property embodied in the hardware and software products of our wireless infrastructure business.

INDUSTRY PRACTICES IMPACTING WORKING CAPITAL

     Existing industry practices that affect working capital and operating cash flow include the level of variability of customer orders relative to the volume of production, vendor lead times and/or materials availability for critical parts, inventory levels held to achieve rapid customer fulfillment and the provisions of extended payment terms to certain foreign customers.

     Currently, we sell our products under purchase orders that are placed with short-term delivery requirements. As a result, we maintain significant levels of inventory and associated production and technical staff in order to meet our obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

     Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant.

SEASONALITY/FLUCTUATION IN QUARTERLY RESULTS

     Our revenues and earnings do not follow a consistent pattern and, therefore, are not considered to be materially seasonal. However, over the past several years, we have experienced a trend of revenue and earnings for the second half of the year exceeding the same for the first half. This trend may or may not continue. Our quarterly revenue and earnings are impacted by many factors, including:

     o    Timing, cancellation, or delay in customer orders;

     o    Timing of our new product introductions, and those of our competitors;

     o    Capital expenditure plans of the wireless carriers;

     o    Economic factors that negatively impact our customers; and

     o    Availability and cost of components.

     We often recognize a significant portion of our revenue in the last month of any given quarter. Because a portion of our expenses are fixed, a short timing delay in recognizing revenue could cause a significant fluctuation in operating results from quarter-to-quarter. Accordingly, quarter-to-quarter and period-to-period comparisons may not be meaningful.

EMPLOYEES

     As of April 23, 2001, we employed approximately 230 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel and have training and experience in engineering, computer science and management. Our future success depends in large part on our ability to retain key technical, marketing and management personnel, and to attract and retain qualified employees, particularly those highly skilled RF, design, process and test engineers involved in the development of new products and the delivery of services. Competition for such personnel is intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

     Our success depends to a significant extent upon the contribution of our executive officers and other key employees. We have an employee stock option plan whereby key employees can participate in our success.

RISK FACTORS

     In addition to the discussions of risk set forth in the various preceding sections in Item 1 in this report on Form 10-K, the following are additional risk factors that may affect our business.

Wireless Communications Industry Risk

     The wireless communications industry has historically experienced a dramatic rate of growth both in the United States and internationally. Recently, however, many wireless carriers have been re-evaluating their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth and the adoption of new wireless technologies, and a general economic slowdown in the United States. It is difficult to predict whether these changes will result in a sustained downturn in the wireless communications industry. If the rate of growth slows and wireless carriers reduce their capital investments in infrastructure or fail to expand into new geographies, the growth of our business could be significantly harmed.

Competition

     We encounter aggressive competition in our wireless infrastructure business. We have numerous competitors for products and services from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, domain expertise, performance, price, quality, reliability, customer service and support. Some of our competitors have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in the markets in which we complete. Additionally, product life cycles are short. To remain competitive, we must be able to develop new products, services and support, as well as periodically enhance our existing products, services and support. If we are unable to compete effectively on these and other factors, it could have a material adverse affect on our operating results.

New Product and Service Introductions

     We sell our products and services in the wireless communications industry, which is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. Without the timely introduction of new products, services, and enhancements, our products and services will likely become technologically obsolete over time, in which case our operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

     o    Properly identify customer needs,

     o    Price our products competitively,

     o    Innovate and develop new technologies and applications,

     o    Successfully commercialize new technologies in a timely manner,

     o Manufacture and deliver our products in sufficient volumes on time, and

     o    Differentiate our offerings from the competitors' offerings.

     Development of new products may require a substantial investment before we can determine the commercial viability of these innovations. We would suffer competitive harm if we dedicate a significant amount of resources to the development of products and services that do not achieve broad market acceptance.

Short Product Life Cycles

     The short life cycles of many of our products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our operating results could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs and delays in customer purchases of existing products in anticipation of new product introductions. Our operating results could also suffer due to the timing of product or service introductions by our competitors. This is especially true when a competitor introduces a new product just before our own product introduction.

Intellectual Property

     We generally rely upon patent, copyright, trademark and trade secret laws in the United States and in certain other countries, and agreements with our employees, customers and partners to establish and maintain our proprietary rights in our technology and products. However, any of our intellectual proprietary rights could be challenged, invalidated or circumvented. Our intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the wireless communications industry, certain of our products rely on key technologies developed by third parties and we may not be able to continue to obtain licenses from these third parties. Third parties may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

Worldwide Economic and Market Conditions

     We currently maintain sales and support operations in the United States, Asia, and Latin America. Accordingly, our business is subject to the worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments, and changes in other economic conditions. These factors, among others, could influence our ability to sell in international markets. A significant downturn in the global economy could adversely affect our business.

Integration Risks

     In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. Although completion of any one transaction may not have a material effect on our financial position, results of operations, or cash flows taken as a whole, our financial results may differ from the investment community's expectations in a given quarter. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team, and business infrastructure. We may also have to develop, manufacture, and market products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

     o    The hiring and retention of key employees,

     o Management of facilities and employees in separate geographic areas, and

     o The integration or coordination of different research and development and product manufacturing facilities.

     All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

Stock Price

     Our stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

     o Our, or a competitor's, announcement of new products, services or technological innovations;

     o    Quarterly increases or decreases in our earnings;

     o    Changes in revenue or earnings estimates by the investment community;
          and

     o Speculation in the investment community about our financial condition or results of operations.

     General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results.

ITEM 2. PROPERTIES

     Our headquarters and primary manufacturing facility are located in Irvine, California. This leased facility consists of approximately 42,000 square feet of office space and approximately 8,000 square feet of manufacturing / warehouse space. The lease for this facility expires in August 2004. We also lease office space and, in some instances, warehouse space in California, Maryland, New York, Oregon, Mexico and Singapore. The leases on these facilities expire at various times through August 2004.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are not currently a party to any legal proceeding that we expect, in the event of an adverse outcome, would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter ended January 31, 2001 to a vote of our security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our common stock is traded on the Nasdaq National Market under the symbol "CMRO." The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by the Nasdaq National Market. These prices represent actual reported sales transactions and reflect a 3-for-2 stock split distributed October 27, 2000 to shareholders of record on October 6, 2000.

                                            HIGH        LOW
                                           ------     ------
Year ended January 31, 2001:
     First Quarter ................        $33.63     $17.25
     Second Quarter ...............         25.33      19.00
     Third Quarter ................         24.67      18.50
     Fourth Quarter ...............         19.31      13.50

Year ended January 21, 2000:
     First Quarter ................        $16.50     $13.33
     Second Quarter ...............         15.50      12.67
     Third Quarter ................         13.67      12.09
     Fourth Quarter ...............         17.59      11.33

Holders

     As of April 23, 2001, there were approximately 620 holders of record of our common stock.

Dividends

     The terms of our revolving credit facility generally prohibit the payment of dividends. We anticipate that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in our business and for stock repurchases.

Sales of Unregistered Securities

     In connection with our acquisition of EDX Engineering, Inc. ("EDX") on December 7, 2000, we issued 257,428 shares and approximately $2.3 million in cash to the former sole shareholder of EDX in exchange for all of the outstanding shares of capital stock of EDX. These shares were issued in reliance on the exemption provision provided under Section (4)2 of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

                                                                      YEARS ENDED JANUARY 31,
                                                 ---------------------------------------------------------------
                                                   2001           2000          1999         1998         1997
                                                 --------       --------       -------      -------      -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
  Products ................................      $ 37,479       $ 33,499       $28,849      $25,586      $18,433
  Services ................................        11,985          5,725         5,155        3,938        1,086
                                                 --------       --------       -------      -------      -------
                                                   49,464         39,224        34,004       29,524       19,519
                                                 --------       --------       -------      -------      -------
Cost of sales:
  Products ................................        17,213         16,983        11,569        8,704        5,877
  Services ................................         7,605          3,811         3,473        2,751          748
                                                 --------       --------       -------      -------      -------
                                                   24,818         20,794        15,042       11,455        6,625
                                                 --------       --------       -------      -------      -------

Gross profit ..............................        24,646         18,430        18,962       18,069       12,894

Selling, general and administrative costs .        12,285          9,203         9,526        8,534        6,076
Engineering and support costs .............         4,758          3,808         3,480        3,592        2,536
                                                 --------       --------       -------      -------      -------

Operating income before severance costs ...         7,603          5,419         5,956        5,943        4,282
Severance costs ...........................         1,325             --            --           --           --
                                                 --------       --------       -------      -------      -------
Operating income ..........................         6,278          5,419         5,956        5,943        4,282
Other income, net .........................           762            274           298          404          559
Minority interest in earnings of subsidiary            (7)           (46)           --           --           --
                                                 --------       --------       -------      -------      -------
Income from continuing operations before
  income taxes ............................         7,033          5,647         6,254        6,347        4,841
Income tax expense ........................         2,483          2,061         2,283        2,317        1,622
                                                 --------       --------       -------      -------      -------
Net income from continuing operations .....         4,550          3,586         3,971        4,030        3,219
Net income (loss) from discontinued
  operations ..............................            (9)          (433)        1,712          845        1,446
                                                 --------       --------       -------      -------      -------
Net income ................................      $  4,541       $  3,153       $ 5,683      $ 4,875      $ 4,665
                                                 ========       ========       =======      =======      =======
Earnings per share:
  Continuing operations:
    Basic .................................      $   0.67       $   0.55       $  0.57      $  0.57      $  0.45
                                                 ========       ========       =======      =======      =======
    Diluted ...............................      $   0.61       $   0.49       $  0.51      $  0.48      $  0.39
                                                 ========       ========       =======      =======      =======
Earnings (loss) per share:
  Discontinued operations:
    Basic .................................      $     --       $  (0.07)      $  0.25      $  0.12      $  0.20
                                                 ========       ========       =======      =======      =======
    Diluted ...............................      $     --       $  (0.06)      $  0.24      $  0.11      $  0.18
                                                 ========       ========       =======      =======      =======
Earnings per share:
    Basic .................................      $   0.67       $   0.48       $  0.82      $  0.69      $  0.65
                                                 ========       ========       =======      =======      =======
    Diluted ...............................      $   0.61       $   0.43       $  0.75      $  0.59      $  0.57
                                                 ========       ========       =======      =======      =======

                                                                     JANUARY 31,
                                             -----------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                             -------      -------      -------      -------      -------
Working capital ............................ $29,096      $25,637      $24,833      $23,763      $22,565
Total assets ...............................  66,051       44,694       43,001       40,494       36,754
Borrowing under line of credit .............      --           --           --           --           --
Long-term debt, including current maturities      --           --           --           --           --
Stockholders' equity .......................  43,495       31,754       31,202       30,470       26,977

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled "Risk Factors" in Item 1 in this report on Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this report on Form 10-K to conform such statements to actual results or to changes in our expectations.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report on Form 10-K.

OVERVIEW

     COMARCO, Inc., through its subsidiary Comarco Wireless Technologies, Inc. ("CWT"), is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones and personal organizers. COMARCO is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. CWT was incorporated in the State of Delaware in September 1993. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of CWT.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

     We have two reportable operating segments: wireless infrastructure and wireless applications.

Wireless Infrastructure

     This operating segment designs and manufactures advanced technology hardware and software tools for use by the wireless carriers, equipment vendors and others. These tools are used by RF engineers, professional technicians and others to design, deploy and optimize wireless networks, and to test and measure the quality of service once the wireless networks are deployed. The wireless infrastructure segment is also a provider of value-added engineering services that assist the wireless carriers, equipment vendors and others in all phases of the wireless network lifecycle.

Wireless Applications

     This operating segment designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones and personal organizers. Remote voice systems currently include various call box products that provide emergency communication via wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 18,000 installed call boxes, the majority of which are serviced and maintained under long-term agreements.

     The wireless applications segment also includes the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices and portable printers. This product is distributed by Targus Group International ("Targus") and during the third quarter ended October 31, 2000, we went into production and began delivering on a $10 million order from Targus. We anticipate expanding the ChargeSource product offering with a companion product to the universal AC power adapter during the third quarter ending October 31, 2001.

     The following table sets forth certain items as a percentage of revenue from our audited consolidated statements of income for 2001, 2000 and 1999. The table and discussion which follows provide information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                             YEARS ENDED JANUARY 31,
                                                           --------------------------
                                                            2001      2000       1999
                                                           -----     -----      -----
Revenues:
  Products ............................................     75.8%     85.4%      84.8%
  Services ............................................     24.2      14.6       15.2
                                                           -----     -----      -----
                                                           100.0     100.0      100.0
                                                           -----     -----      -----
Cost of sales:
  Products ............................................     34.8      43.3       34.0
  Services ............................................     15.4       9.7       10.2
                                                           -----     -----      -----
                                                            50.2      53.0       44.2
                                                           -----     -----      -----
Gross profit:
  Products ............................................     41.0      42.1       50.8
  Services ............................................      8.8       4.9        5.0
                                                           -----     -----      -----
                                                            49.8      47.0       55.8
                                                           -----     -----      -----
Selling, general and administrative costs .............     24.8      23.5       28.0
Engineering and support costs .........................      9.6       9.7       10.3
                                                           -----     -----      -----
Operating income before severance costs ...............     15.4      13.8       17.5
Severance costs .......................................      2.7        --         --
                                                           -----     -----      -----
Operating income ......................................     12.7      13.8       17.5
Other income, net .....................................      1.5       0.7        0.9
Minority interest in earnings of subsidiary ...........       --      (0.1)        --
                                                           -----     -----      -----
Income from continuing operations before income taxes .     14.2      14.4       18.4
Income tax expense ....................................      5.0       5.3        6.7
                                                           -----     -----      -----
Net income from continuing operations .................      9.2%      9.1%      11.7%
                                                           =====     =====      =====

CONSOLIDATED

Revenue

     Total revenue for 2001 increased 26.1 percent to $49.5 million compared with 2000, due to an increase in sales from our wireless infrastructure segment, partially offset by a decrease in sales from our wireless applications segment. Total revenue for 2000 increased 15.4 percent to $39.2 million compared with 1999, due to an increase in sales from our wireless applications segment, partially offset by a decrease in sales from our wireless infrastructure segment.

     In 2001 compared to 2000, revenue from products increased 11.9 percent to $37.5 million while revenue from services increased 109.3% to $12.0 million. The product revenue growth was due to increased sales from our wireless infrastructure segment, partially offset by a decrease in sales from our wireless applications segment. The services revenue growth was due to increased sales of engineering services from our wireless infrastructure segment. In 2000 compared to 1999, revenue from products increased 16.1 percent to $33.5 million while revenue from services increased 11.1% to $5.7 million. The product revenue growth was due to increased sales from both our segments. The services revenue growth was due to sales of engineering services from our wireless infrastructure segment that were initially offered during the quarter ended January 31, 2000.

Cost of Sales and Gross Margin

     Total cost of sales in 2001 increased 19.4 percent to $24.8 million compared with 2000. As a percentage of revenue, gross margin increased to 49.8 percent from 47.0 percent in 2000. This increase was primarily due to increased volume in our higher margin wireless infrastructure segment, including increased sales of hardware and software tools and engineering services, partially offset by decreased volumes and margins in our wireless applications segment. Total cost of sales in 2000 increased 38.2 percent to $20.8 million compared with 1999. As a percentage of revenue, gross margin decreased to 47.0 percent from
55.8 percent in 1999. This decrease was primarily due to increased volumes and lower margins in our wireless applications segment.

Selling, General and Administrative Costs

     Selling, general and administrative costs increased 33.5 percent in 2001 compared to 2000 and decreased 3.4 percent in 2000 compared to 1999. The increase in 2001 was due to staffing increases in support of the engineering services offering that commenced full operations during the first quarter of 2001, costs related to the marketing of the ChargeSource 70-watt universal AC power adapter, and increased commissions on wireless infrastructure product sales. The decrease in 2000 was due to decreased international selling expenses, which was consistent with an economic downturn in a number of international markets. As a percentage of revenue, selling, general and administrative costs were 24.8 percent, 23.5 percent and 28.0 percent for 2001, 2000 and 1999, respectively.

Engineering and Support Costs

     Engineering and support costs increased 24.9 percent in 2001 compared to 2000 and increased 9.4 percent in 2000 compared to 1999. These increases reflect the ongoing efforts in developing new products and new technologies for the wireless communications industry.

Severance Costs

     During the second quarter ended July 31, 2000 and in conjunction with the disposition of our non-wireless businesses, we were required to record a $1.3 million charge to continuing operations for costs related to severance agreements for outgoing corporate staff. No comparable costs were incurred during 2000 and 1999.

Other Income

     Other income, consisting primarily of interest income, increased $0.5 million to $0.8 million in 2001 from $0.3 million in 2000. The increase in 2001 was primarily due to higher cash balances during the year.

Income Tax Expense

     The effective tax rate for 2001 was 35.3 percent and 36.5 percent for both 2000 and 1999. The decrease in 2001 was due to tax credits earned from increased research and development activity during the year.

Wireless Infrastructure

                                           YEARS ENDED JANUARY 31,
                                    -----------------------------------
                                      2001          2000          1999
                                    -------       -------       -------
                                               (IN THOUSANDS)
Revenue                             $34,678       $19,259       $23,670
Cost of sales                        14,315         7,575         8,058
                                    -------       -------       -------
Gross profit                        $20,363       $11,684       $15,612
                                    =======       =======       =======
Gross margin                           58.7%         60.7%         66.0%
                                    =======       =======       =======

Revenue

     Revenue from our wireless infrastructure segment increased 80.1 percent to $34.7 million in 2001 compared with 2000 and decreased 18.6 percent to $19.3 million in 2000 compared to 1999. The increase in 2001 was due to strong growth in sales of our hardware and software tools and increased sales of engineering services that were initially offered during the fourth quarter of 2000. The decrease in 2000 was due to product transition issues and fourth quarter delays in receiving orders from wireless carriers for existing products, which resulted in decreased sales of our hardware and software tools. The resolution of both these factors had a positive effect on revenue for 2001.

Cost of Sales and Gross Margin

     Cost of sales from our wireless infrastructure segment in 2001 increased
89.0 percent to $14.3 million compared with 2000. As a percentage of revenue, gross margin decreased to 58.7 percent from 60.7 percent in 2000. The increase in cost of sales was primarily due to increased sales volume of both hardware and software tools and engineering services. The decrease in gross margin was primarily due to increased sales volume of lower margin engineering services. Cost of sales in 2000 decreased 6.0 percent to $7.6 million compared with 1999. As a percentage of revenue, gross margin decreased to 60.7 percent from 66.0 percent in 1999. The decrease in cost of sales was consistent with the decrease in sales volume of hardware and software tools. The decrease in gross margin was primarily due to fourth quarter delays in receiving orders from wireless carriers. As a portion of our costs are fixed, a short timing delay in recognizing revenue could have a negative impact on our gross margins.

Wireless Applications

                                          YEARS ENDED JANUARY 31,
                                    -----------------------------------
                                     2001          2000          1999
                                    -------       -------       -------
                                              (IN THOUSANDS)
Revenue                             $14,786       $19,965       $10,334
Cost of sales                        10,503        13,219         6,984
                                    -------       -------       -------
Gross profit                        $ 4,283       $ 6,746       $ 3,350
                                    =======       =======       =======
Gross margin                           29.0%         33.8%         32.4%
                                    =======       =======       =======

Revenue

     Revenue from our wireless applications segment decreased 26.0 percent to $14.8 million in 2001 compared with 2000 and increased 93.2 percent to $20.0 million in 2000 compared to 1999. The decrease in 2001 was primarily due to decreased sales of upgrades to previously installed call box systems. Call box systems are upgraded periodically based on the age of the technology, condition of the call boxes and the needs of the respective customers. System upgrades do not recur annually. The decrease in 2001 was partially offset by a $1.0 million increase in sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of 2001. The increase in 2000 was due to sales of upgrades of several call box systems as well as the ChargeSource 35-watt universal AC power adapter, our first-generation mobile power system that went into production during the fourth quarter of 1999.

Cost of Sales and Gross Margin

     Cost of sales from our wireless applications segment in 2001 decreased 20.5 percent to $10.5 million compared with 2000. As a percentage of revenue, gross margin decreased to 29.0 percent from 33.8 percent in 2000. The decrease in cost of sales was consistent with the decrease in sales volume of call box systems and upgrades. The decrease in gross margin was due to increased costs associated with providing maintenance services for installed call box systems and costs incurred transitioning to the ChargeSource 70-watt universal AC power adapter from the 35-watt, a first-generation product. Cost of sales in 2000 increased
89.3 percent to $13.2 million compared with 1999. As a percentage of revenue, gross margin increased to 33.8 percent from 32.4 percent in 1999. The increase in cost of sales was consistent with the increase in sales volume of both call box system upgrades and the ChargeSource 35-watt universal AC power adapter. The increase in gross margin was primarily due to a favorable change in product mix.

DISCONTINUED OPERATIONS

     As discussed above, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000.

     Net loss from discontinued operations was $9,000 for 2001, which includes net income during phase-out of $348,000 on revenue of $21.7 million, less an after-tax loss of $357,000 on the disposition of our non-wireless businesses. For 2000, the net loss from discontinued operations was $433,000 on revenue of $51.7 million, compared with net income from discontinued operations of $1.7 million on revenue of $58.0 million for 1999. The decrease in revenue and the loss from discontinued operations for 2000 were due to the sales of the various non-wireless businesses and loss provisions established on fixed price government contracts.

LIQUIDITY AND CAPITAL RESOURCES

     Our financial position remains strong, with cash and cash equivalents of $24.9 million at January 31, 2001.

Cash Flows from Operating Activities

     We generated cash from operations of $20.8 million in 2001 compared to $9.9 million in 2000 and $6.3 million in 1999. In 2001, cash from operations was primarily a result of net income from continuing operations adjusted for non-cash charges for depreciation and amortization, a refund of a tax benefit on stock options exercised of $2.4 million, an increase in current liabilities primarily attributable to accrued costs related to discontinued operations, partially offset by an increase in accounts receivable. In 2000 and 1999, cash from operations was primarily a result of net income from continuing operations adjusted for depreciation and amortization and changes in working capital.

Cash Flows from Investing Activities

     Net cash used in investing activities was $9.4 million in 2001 compared to $5.3 million in 2000 and $2.5 million in 1999. In all periods, capital expenditures for property and equipment, acquisitions and software development partially offset by proceeds from sales and maturities of investments constituted substantially all of our cash used in investing activities.

     The development of software is critical to our products currently under development. We intend to invest aggressively in a software development program designed to bring new products and services for the wireless communications industry to market in a timely manner. Software and hardware development programs are expected to be funded with current cash balances and cash provided by operating activities.

     On December 7, 2000, we acquired all the outstanding common stock of EDX Engineering, Inc. ("EDX") for 257,428 shares of our common stock, valued at $4.2 million on the day the transaction closed, and $2.3 million in cash.

Cash Flows from Financing Activities

     Net cash provided by financing activities was $0.5 million in 2001 as compared to net cash used in financing activities of $4.0 million and $5.1 million in 2000 and 1999, respectively. In all periods, proceeds from the sales of common stock issued through employee and director stock option plans, offset by the repurchase of our common stock, constituted substantially all of our cash provided by and used in financing activities.

     During 1992, our Board of Directors authorized a stock repurchase program of up to three million shares of our common stock. From program inception through January 31, 2001, the Company has repurchased approximately 2.3 million shares for an average price of $7.78 per share. During 2001, we repurchased approximately 100,000 shares in the open market for an average price of $16.74 per share.

     The Company maintains a $10.0 million unsecured revolving credit facility (the "Credit Facility") which expires June 30, 2001. Borrowings under the Credit Facility bear interest at the bank's prime rate or the London Interbank Offered Rate plus 150 basis points, at the option of the Company. At January 31, 2001 and as of the date of this annual report on Form 10-K, there are no amounts outstanding on the Credit Facility and the entire $10.0 million commitment is available to the Company.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to domestic and global economies and markets. We believe that cash generated from operations and our unused line of credit will be sufficient to satisfy our working capital, capital expenditure and development funding requirements for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in currency exchange rates. As of January 31, 2001, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         COMARCO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  18

Financial Statements:
     Consolidated Balance Sheets, January 31, 2001 and 2000...............  19
     Consolidated Statements of Income, Years Ended January 31, 2001,
       2000, and 1999.....................................................  20
     Consolidated Statements of Stockholders' Equity, Years Ended
       January 31, 2001, 2000, and 1999...................................  21
     Consolidated Statements of Cash Flows, Years Ended January 31,
       2001, 2000, and 1999...............................................  22
     Consolidated Statements of Comprehensive Income, Years Ended
       January 31, 2001, 2000, and 1999...................................  23
Notes to Consolidated Financial Statements, January 31, 2001, 2000,
  and 1999................................................................  24
Financial Statement Schedule - II Reserves, Years Ended January 31,
  2001, 2000, and 1999....................................................  47

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMARCO, Inc. and Subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG LLP


Orange County, California
March 15, 2001

                         COMARCO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             JANUARY 31,  JANUARY 31,
                                                                 2001         2000
                                                             -----------  -----------
ASSETS

Current Assets:
  Cash and cash equivalents ..............................     $24,903      $ 5,064
  Short-term investments .................................       3,819        3,721
  Accounts receivable, net ...............................       8,418        6,695
  Inventory ..............................................       5,277        4,852
  Deferred tax asset, net ................................       2,133        1,454
  Net assets of discontinued operations ..................          --        9,361
  Other current assets ...................................       1,746        2,651
                                                               -------      -------
    Total current assets .................................      46,296       33,798

Property and equipment, net ..............................       3,695        2,763
Software development costs, net ..........................       7,249        5,839
Goodwill and acquired intangible assets, net .............       8,381        2,222
Other assets .............................................         430           72
                                                               -------      -------
                                                               $66,051      $44,694
                                                               =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .......................................     $ 1,050      $   666
  Deferred revenue .......................................       6,786        3,077
  Accrued liabilities ....................................       9,364        4,418
                                                               -------      -------
    Total current liabilities ............................      17,200        8,161

Deferred compensation ....................................       3,918        3,634
Deferred tax liabilities, net ............................       1,406        1,145
Minority interest ........................................          32           --

Commitments and contingencies (Note 19)

Stockholders' Equity:
  Common stock, $0.10 par value, 50,625,000 shares
    authorized; 7,066,560 and 6,510,543 shares outstanding
    at January 31, 2001 and 2000, respectively ...........         707          651
  Additional paid-in capital .............................      11,619        4,475
  Accumulated other comprehensive income .................           3            3
  Retained earnings ......................................      31,166       26,625
                                                               -------      -------
    Total stockholders' equity ...........................      43,495       31,754
                                                               -------      -------
                                                               $66,051      $44,694
                                                               =======      =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED JANUARY 31,
                                                             -----------------------------------------
                                                               2001             2000             1999
                                                             --------         --------         -------
Revenue:
  Products ..........................................        $ 37,479         $ 33,499         $28,849
  Services ..........................................          11,985            5,725           5,155
                                                             --------         --------         -------
                                                               49,464           39,224          34,004
                                                             --------         --------         -------
Cost of sales:
  Products ..........................................          17,213           16,983          11,569
  Services ..........................................           7,605            3,811           3,473
                                                             --------         --------         -------
                                                               24,818           20,794          15,042
                                                             --------         --------         -------
Gross profit ........................................          24,646           18,430          18,962
Selling, general and administrative costs ...........          12,285            9,203           9,526
Engineering and support costs .......................           4,758            3,808           3,480
                                                             --------         --------         -------
Operating income before severance costs .............           7,603            5,419           5,956
Severance costs .....................................           1,325               --              --
                                                             --------         --------         -------
Operating income ....................................           6,278            5,419           5,956
Other income, net ...................................             762              274             298
Minority interest in earnings of subsidiary .........              (7)             (46)             --
                                                             --------         --------         -------
Income from continuing operations before income taxes           7,033            5,647           6,254
Income tax expense ..................................           2,483            2,061           2,283
                                                             --------         --------         -------
Net income from continuing operations ...............           4,550            3,586           3,971

Discontinued operations (Note 5):
  Net income (loss) from discontinued operations,
    net of income tax expense (benefit) .............              --             (433)          1,712
  Loss on disposal of discontinued operations,
    including operating income during phase out
    period, net of income tax expense ...............              (9)              --              --
                                                             --------         --------         -------
Net income ..........................................        $  4,541         $  3,153         $ 5,683
                                                             ========         ========         =======

Earnings per share - continuing operations:
  Basic .............................................        $   0.67         $   0.55         $  0.57
                                                             ========         ========         =======
  Diluted ...........................................        $   0.61         $   0.49         $  0.51
                                                             ========         ========         =======
Earnings (loss) per share - discontinued operations:
  Basic .............................................        $     --         $  (0.07)        $  0.25
                                                             ========         ========         =======
  Diluted ...........................................        $     --         $  (0.06)        $  0.24
                                                             ========         ========         =======
Earnings per share:
  Basic .............................................        $   0.67         $   0.48         $  0.82
                                                             ========         ========         =======
  Diluted ...........................................        $   0.61         $   0.43         $  0.75
                                                             ========         ========         =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    ACCUMULATED
                                                                     ADDITIONAL        OTHER
                                                     COMMON STOCK      PAID-IN     COMPREHENSIVE   RETAINED
                                                       PAR VALUE       CAPITAL         INCOME      EARNINGS      TOTAL
                                                     ------------    ----------    -------------   --------     --------
Balance at January 31, 1998, 7,078,065 shares ...        $ 708         $  2,838         $ --       $ 26,924     $ 30,470
  Net income ....................................           --               --           --          5,683        5,683
  Exercise of stock options, 28,875 shares ......            3               84           --             --           87
  Tax benefit from exercise of stock options ....           --              140           --             --          140
  Purchase and retirement of common stock,
    422,250 shares ..............................          (43)            (489)          --         (4,662)      (5,194)
  Recognition of unrealized holding gain
    on available for sale securities ............           --               --           16             --           16
                                                         -----         --------         ----       --------     --------
Balance at January 31, 1999, 6,684,690 shares ...          668            2,573           16         27,945       31,202

  Net income ....................................           --               --           --          3,153        3,153
  Exercise of stock options, 125,438 shares .....           13              578           --             --          591
  Tax benefit from exercise of stock options ....           --              865           --             --          865
  Purchase and retirement of common stock,
    368,850 shares ..............................          (37)            (424)          --         (4,355)      (4,816)
  Minority interest resulting from exercise
    of subsidiary options .......................           --               --           --           (118)        (118)
  Issuance of common stock to acquire subsidiary
    minority interest, 69,265 shares ............            7              883           --             --          890
  Recognition of unrealized holding loss on
    available for sale securities ...............           --               --          (13)            --          (13)
                                                         -----         --------         ----       --------     --------
Balance at January 31, 2000, 6,510,543 shares ...          651            4,475            3         26,625       31,754

  Net income ....................................           --               --           --          4,541        4,541
  Exercise of stock options, 392,270 shares .....           39            2,039           --             --        2,078
  Tax benefit from exercise of stock options ....           --            2,413           --             --        2,413
  Purchase and retirement of common stock,
    99,597 shares ...............................          (10)          (1,657)          --             --       (1,667)
  Minority interest resulting from exercise
    of subsidiary options .......................           --               41           --             --           41
  Issuance of common stock to acquire subsidiary
    minority interest, 5,916 shares .............            1               87           --             --           88
  Issuance of common stock to acquire outstanding
    shares of EDX Engineering, 257,428 shares ...           26            4,221           --             --        4,247
                                                         -----         --------         ----       --------     --------
Balance at January 31, 2001, 7,066,560 shares ...        $ 707         $ 11,619         $  3       $ 31,166     $ 43,495
                                                         =====         ========         ====       ========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED JANUARY 31,
                                                                  ----------------------------------------
                                                                    2001            2000            1999
                                                                  --------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations ....................        $  4,550         $ 3,586         $ 3,971
Adjustments to reconcile net income from continuing
  operations to net cash provided by operating activities:
  Depreciation and amortization ..........................           5,231           3,159           2,925
  Loss (gain) on disposal of property and equipment ......              (6)             85              (4)
  Tax benefit from exercise of stock options .............           2,413             865             140
  Deferred income taxes ..................................              54            (383)            (63)
  Provision for doubtful accounts receivable .............              24              24              24
  Minority interest in earnings of subsidiary ............               7              46              --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Trading securities ...................................            (110)           (975)           (980)
    Accounts receivable ..................................          (1,464)          4,512          (2,189)
    Inventory ............................................            (425)           (695)          1,090
    Other assets .........................................           1,607          (2,293)             92
    Deferred compensation ................................             284             975             980
    Current liabilities ..................................           8,670             949             347
                                                                  --------         -------         -------
Net cash provided by operating activities ................          20,835           9,855           6,333
                                                                  --------         -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales and maturities of investments ......              12             542           2,407
  Purchases of property and equipment ....................          (2,505)         (1,876)           (995)
  Proceeds from sales of property and equipment ..........              14              29               4
  Software development costs .............................          (4,641)         (3,563)         (2,936)
  Cash paid for acquisition of minority interest .........              --            (433)             --
  Cash paid for acquisitions, net of cash acquired .......          (2,324)             --          (1,000)
                                                                  --------         -------         -------
Net cash used in investing activities ....................          (9,444)         (5,301)         (2,520)
                                                                  --------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock .............           2,078             591              87
  Proceeds from issuance of subsidiary common stock ......              88             179              --
  Purchase and retirement of common stock ................          (1,667)         (4,816)         (5,194)
                                                                  --------         -------         -------
Net cash provided by (used in) financing activities ......             499          (4,046)         (5,107)
                                                                  --------         -------         -------

Net increase (decrease) in cash and cash equivalents -
  continuing operations ..................................          11,890             508          (1,294)
Net increase (decrease) in cash and cash equivalents -
  discontinued operations ................................           7,949           1,336            (742)
                                                                  --------         -------         -------
Net increase (decrease) in cash and cash equivalents .....          19,839           1,844          (2,036)
Cash and cash equivalents, beginning of period ...........           5,064           3,220           5,256
                                                                  --------         -------         -------
Cash and cash equivalents, end of period .................        $ 24,903         $ 5,064         $ 3,220
                                                                  ========         =======         =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                           YEARS ENDED JANUARY 31,
                                                                  ----------------------------------------
                                                                    2001            2000            1999
                                                                  --------         -------         -------
Net income................................................        $  4,541         $ 3,153         $ 5,683

Other comprehensive income:
  Unrealized holding gains (losses) on investments,
    net of income taxes...................................              --             (13)             16
                                                                  --------         -------         -------
Comprehensive income......................................        $  4,541         $ 3,140         $ 5,699
                                                                  ========         =======         =======


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     COMARCO, Inc. through its subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO" or the "Company") is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. COMARCO is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company's continuing operations consist solely of the operations of CWT.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

     The consolidated financial statements of the Company include the accounts of COMARCO, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates:

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates.

Revenue Recognition:

     Revenue from product sales is generally recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is deemed probable.

     Service revenue is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original product sale, is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months.

     Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. The Company's warranty period typically extends 12 months from the date of shipment.

     Revenue on long-term contracts is recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

Cash and Cash Equivalents:

     All highly liquid investments with original maturity dates of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

Short-Term Investments:

     Short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company's general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $3.7 million and $3.6 million as of January 31, 2001 and 2000, respectively. Unrealized holding gains (losses) on these short-term investments recorded for the years ended January 31, 2001, 2000, and 1999 were ($574,000), $173,000, and $281,000, respectively.

     Short-term investments also consist of investments in certain equity securities. These short-term investments are classified as available-for-sale securities and are carried at their estimated fair market value based on current market quotes, which totaled $75,000 and $87,000 as of January 31, 2001 and 2000, respectively. The unrealized gain on the value of these investments totaled $3,000 as of January 31, 2001 and 2000. Realized gains and losses on sales of investment securities are included in the consolidated statements of income and have not been material for any period presented.

Inventory:

     Inventories are valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) and net realizable value.

Property and Equipment:

     Property and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized; maintenance, repairs and minor renewals are expensed as incurred. Depreciation and amortization is calculated on a straight-line basis over the expected useful lives of the property and equipment. The expected useful lives of office furnishings and fixtures are five to seven years, and of equipment and purchased software are two to five years.

Research and Development and Software Development Costs:

     Research and development costs are charged to expense as incurred and have been included in engineering and support costs. Costs incurred for the development of software that will be sold are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

     Amortization of software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding five years or the sales ratio method that is based on expected unit sales and the estimated life of the product. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Goodwill and Acquired Intangible Assets:

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, is recorded at cost less accumulated amortization.

     Amortization of goodwill and intangible assets is provided on a straight-line method over the estimated useful life of the asset, principally in the range of five to fifteen years.

     The Company assesses the recoverability of goodwill and intangible assets quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will

                         COMARCO, INC. AND SUBSIDIARIES
determine whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future cash flows of the acquired business. If the amortization cannot be fully recovered, the amount of impairment is based on projected discounted future cash flows or appraised values, depending on the nature of the asset. In addition, the Company continually evaluates the periods of amortization associated with goodwill and intangible assets not identified with an impaired asset to determine whether events and circumstances warrant revised estimates of useful lives.

Long-Lived Assets:

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of assets.

Income Taxes:

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Minority Interest:

     During the years ended January 31, 2001 and 2000, the Company issued 7,000 and 58,000 shares of CWT stock, respectively, from the exercise of CWT stock options, which resulted in the creation of a minority interest. The option holder is required to hold the CWT stock purchased from the exercise of the stock options for at least six months.

     In 2001, the Company acquired an additional 3,000 minority shares of CWT by the issuance of 5,916 shares of Company stock. In 2000, the Company acquired the 58,000 minority shares of CWT through the payment of $433,000 in cash and the issuance of 69,265 shares of Company stock.

     Under the purchase method of accounting, the excess purchase price over fair value of the CWT stock acquired from the minority stockholders has been recorded as goodwill. During 2001 and 2000, the Company recognized goodwill of $62,000 and $980,000, respectively.

Concentrations of Credit Risk and Major Customers:

     The Company's cash and cash equivalents are principally on deposit in a short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company's customer base is comprised primarily of large companies. The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management's expectations.

     Two customers each accounted for between 13 percent and 15 percent of total revenue in 2001. Three customers each accounted for between 10 percent and 12 percent of total revenue in 2000. No one customer accounted for more than 10% of revenue in 1999.

                         COMARCO, INC. AND SUBSIDIARIES

Segment Reporting:

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), for the year ended January 31, 2000. SFAS 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances.

     The Company's chief executive officer (CEO) is its chief operating decision-maker. The financial information that the CEO reviews is similar to the information presented in the accompanying statements of operations. The Company operates in two business segments: wireless infrastructure and wireless application products and services.

Net Income Per Common Share:

     Basic earnings per share is computed by dividing net earnings (numerator) by the weighted average number of common shares outstanding (denominator) during the period excluding the dilutive effect of potential common stock which consists of stock options and convertible securities. Diluted net earnings per share gives effect to all dilutive potential common stock outstanding during the period. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

Stock-Based Compensation:

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based upon the fair value of the award at the date of grant. However, SFAS 123 allows for companies to continue to measure compensation costs as prescribed be Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue its current policy, which is to account for stock-based compensation plans under APB 25.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25" ("FIN 44"), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The Company adopted FIN 44 effective July 1, 2000 with no impact on its historical consolidated statements and related disclosures.

Fair Value of Financial Instruments:

     The estimated fair values of the Company's financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

Reclassifications:

     Certain prior period balances have been reclassified to conform to the current period presentation.

                         COMARCO, INC. AND SUBSIDIARIES

Comprehensive Income:

     Comprehensive income consists of net income and net unrealized gains on available for sale securities, net of income tax, and is presented in the consolidated statements of comprehensive income. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

Stock Split:

     In October 2000, the Company effected a stock split of three shares for every two of common stock outstanding. All references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect this stock split.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in the fourth quarter ended January 31, 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101.

     On February 1, 2000, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The adoption of SFAS 133, as amended, had no effect on the Company's results of operations and financial position because the Company does not have any derivative instruments nor has the Company engaged in hedging activities.

                         COMARCO, INC. AND SUBSIDIARIES

4. ACQUISITION

     On December 7, 2000, COMARCO acquired all of the outstanding shares of stock of EDX Engineering, Inc. ("EDX"), a leading developer of system planning tools for the wireless communications industry. Consideration for the acquisition consisted of approximately $2.3 million in cash and 257,428 shares of the Company's common stock. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $3.2 million was recognized and is being amortized over nine years. Acquired identifiable intangible assets of $3.4 million consist primarily of completed technology and customer base and are being amortized over nine years.

     The purchase price for the acquisition of EDX during the year ended January 31, 2001 was allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition. The total cost of the acquisition during the year ended January 31, 2001 is summarized as follows (dollars in thousands):

     Cash paid for acquisition, net..........................  $ 2,324
     Common stock issued.....................................    4,247
     Assumed liabilities.....................................      254
                                                               -------
       Purchase price........................................  $ 6,825
                                                               =======

     Unaudited pro forma statement of income information has not been presented because the effects of the EDX acquisition were not significant.

                         COMARCO, INC. AND SUBSIDIARIES

5. DISCONTINUED OPERATIONS

     In July 1999, COMARCO embarked on a plan to dispose of its non-wireless businesses. This plan, which was formalized in October 1999, involved selling the Company's defense and commercial staffing businesses. The disposition plan was completed with the sixth and final disposition transaction closing on November 17, 2000.

     Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), the consolidated financial statements of COMARCO have been reclassified to segregate the revenue, costs and expenses, assets and liabilities, and cash flows of the non-wireless businesses. The net operating results, net assets and net cash flows of the non-wireless businesses have been reported as "discontinued operations." Gross proceeds from the disposition transactions totaled $11.0 million.

     Following is summarized financial information for the discontinued operations (dollars in thousands):

                                                            YEARS ENDED JANUARY 31,
                                                        -------------------------------
                                                          2001        2000       1999
                                                        --------    --------    -------
Revenue ..........................................      $ 21,700    $ 51,700    $58,000
Income (loss) from discontinued operations (net of
  income tax expense (benefit) of $249, ($128) and
  $1,200, respectively) ..........................           348        (433)     1,712
Loss on disposal of businesses (net of income tax
  expense of $427) ...............................          (357)         --         --
                                                        --------    --------    -------
Income (loss) from discontinued operations .......      $     (9)   $   (433)   $ 1,712
                                                        ========    ========    =======


                                                             JANUARY 31,
                                                                2000
                                                             -----------
Current assets..............................................  $ 9,275
Total assets................................................   12,544
Current liabilities.........................................    3,183
Total liabilities...........................................    3,183
                                                              -------
Net assets of discontinued operations.......................  $ 9,361
                                                              =======

                         COMARCO, INC. AND SUBSIDIARIES

6. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following (dollars in thousands):

                                                   JANUARY 31,
                                              -----------------------
                                               2001            2000
                                              -------         -------
Commercial ...........................        $ 8,502         $ 6,733
Other ................................             12              72
                                              -------         -------
                                                8,514           6,805
Less: Allowances for doubtful accounts            (96)           (110)
                                              -------         -------
                                              $ 8,418         $ 6,695
                                              =======         =======

7. INVENTORY

     Inventory consists of the following (dollars in thousands):

                                                   JANUARY 31,
                                              -----------------------
                                               2001            2000
                                              -------         -------
Raw materials .........................        $4,695         $4,122
Work-in-process........................           363            274
Finished goods.........................           219            456
                                               ------         ------
                                               $5,277         $4,852
                                               ======         ======

8. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollars in thousands):

                                                        JANUARY 31,
                                                   -------------------
                                                    2001        2000
                                                   -------     -------
Office furnishings and fixtures ...............    $ 1,487     $ 1,362
Equipment .....................................      7,178       5,357
Purchased software ............................        281         281
                                                   -------     -------
                                                     8,946       7,000
Less: Accumulated depreciation and amortization     (5,251)     (4,237)
                                                   -------     -------
                                                   $ 3,695     $ 2,763
                                                   =======     =======

9. SOFTWARE DEVELOPMENT COSTS

     Software development costs consist of the following (dollars in thousands):

                                                     JANUARY 31,
                                                -----------------------
                                                 2001            2000
                                                -------         -------
Capitalized software development costs........  $12,585          $ 7,944
Less: Accumulated amortization................   (5,336)          (2,105)
                                                -------          -------
                                                $ 7,249          $ 5,839
                                                =======          =======

     Capitalized software development costs for the years ended January 31, 2001, 2000, and 1999 totaled $4.6 million, $3.6 million, and $2.9 million, respectively. Amortization of software development costs for the years ended January 31, 2001, 2000, and 1999 totaled $3.2 million, $1.9 million, and $1.9 million, respectively, and have been reported in cost of sales in the accompanying consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES

10. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

     Goodwill and acquired intangible assets consist of the following (dollars in thousands):

                                               JANUARY 31,
                                        -----------------------
                                          2001            2000
                                        -------         -------
Purchased technology ...........        $ 1,790         $    --
Customer base ..................            930              --
Goodwill .......................          4,947           1,724
Other acquired intangible assets          1,650           1,000
                                        -------         -------
                                          9,317           2,724
Less: Accumulated amortization .           (936)           (502)
                                        -------         -------
                                        $ 8,381         $ 2,222
                                        =======         =======

     Amortization of intangible assets for the years ended January 31, 2001, 2000, and 1999 amounted to $434,000, $303,000, and $149,000, respectively.

11. LINE OF CREDIT

     The Company maintains a $10 million unsecured revolving credit facility (the "Credit Facility"), which expires June 30, 2001. Borrowings under the Credit Facility bear interest at the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus 150 basis points, at the option of the Company. The interest rates can be increased by the bank dependent upon the Company maintaining certain financial ratios. The bank's prime rate was 9.0% at January 31, 2001. There were no borrowings under the Credit Facility at January 31, 2001 or 2000. At January 31, 2001, the Company was in compliance with such covenants.

12. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (dollars in thousands):

                                                         JANUARY 31,
                                                     -------------------
                                                      2001        2000
                                                     -------     -------
Accrued payroll and related expenses................ $ 3,784     $ 2,161
Accrued divestiture liabilities.....................   2,359          --
Inventory received not yet invoiced.................   1,333         840
Other...............................................   1,888       1,417
                                                     -------     -------
                                                     $ 9,364     $ 4,418
                                                     =======     =======

                         COMARCO, INC. AND SUBSIDIARIES

13. INCOME TAXES

     Income taxes from continuing operations consist of the following amounts (dollars in thousands):

                                                YEARS ENDED JANUARY 31,
                                          -------------------------------------
                                           2001          2000            1999
                                          ------        -------         -------
Federal:
  Current........................         $1,939        $ 1,906         $ 1,869
  Deferred.......................             45           (318)            (52)

State:
  Current........................            490            538             477
  Deferred.......................              9            (65)            (11)
                                          ------        -------         -------
                                          $2,483        $ 2,061         $ 2,283
                                          ======        =======         =======

     The effective income tax rate or income before income taxes differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands). The tax rate shown is for tax expense on income from continuing operations.

                                                              YEARS ENDED JANUARY 31,
                                         -------------------------------------------------------------------
                                                2001                   2000                    1999
                                         ------------------      ------------------      -------------------
                                                    PERCENT                 PERCENT                  PERCENT
                                                    PRETAX                  PRETAX                   PRETAX
                                         AMOUNT     INCOME       AMOUNT     INCOME       AMOUNT      INCOME
                                         -------    ------       -------    -------      -------     -------
Computed "expected" tax on income
  before income taxes ...........        $ 2,391     34.0%       $ 1,920     34.0%       $ 2,126      34.0%
State tax, net of federal benefit            329      4.7            312      5.5            308       4.9
Research credit .................           (297)    (4.2)           (67)    (1.2)          (113)     (1.8)
Other, net ......................             60      0.8           (104)    (1.8)           (38)     (0.6)
                                         -------     ----        -------     ----        -------      ----
Income tax expense ..............        $ 2,483     35.3%       $ 2,061     36.5%       $ 2,283      36.5%
                                         =======     ====        =======     ====        =======      ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2001 and 2000 are as follows (dollars in thousands):

                                                                          JANUARY 31,
                                                                     --------------------
                                                                      2001          2000
                                                                     ------        ------
Deferred tax assets:
  Accounts receivable .......................................        $  122        $  398
  Inventory .................................................           296           266
  Property and equipment, principally due to differing
    depreciation methods ....................................           113            19
  Employee benefits, principally due to accrual for financial
    reporting purposes ......................................         1,913         2,265
  Accrued liabilities for financial reporting purposes ......         1,258            51
  Other .....................................................           175           118
                                                                     ------        ------
  Total gross deferred tax assets ...........................         3,877         3,117
  Less valuation allowance ..................................            --            --
                                                                     ------        ------
  Net deferred tax assets ...................................        $3,877        $3,117
                                                                     ======        ======

                         COMARCO, INC. AND SUBSIDIARIES

                                                           JANUARY 31,
                                                       ------------------
                                                        2001        2000
                                                       ------      ------
Deferred tax liabilities:
  Prepaid expenses ................................    $   --      $   91
  Software development costs ......................     2,900       2,452
  Other ...........................................       250         265
                                                       ------      ------
  Total deferred tax liabilities...................    $3,150      $2,808
                                                       ------      ------
    Net deferred tax asset ........................    $  727      $  309
                                                       ======      ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was no valuation allowance for deferred tax assets as of February 1, 2000, and no change in the valuation allowance for the year ended January 31, 2001.

     During 2001, the U.S. Internal Revenue Service completed its audit of the Company's income tax returns for the years ended January 31, 1997 and 1998. The resolution of the audit did not result in a material effect on the Company's financial condition or results of operations.

14. STOCK COMPENSATION

     COMARCO has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase up to 2,704,337 shares of common stock of the Company at not less than 100% of the fair market value at the date of grant, unless the optionee is a 10% shareholder of the Company, in which case the price must not be less than 110% of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company's Board of Directors, however no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10% shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the three years ended January 31, 2001 are summarized below:

                                           OUTSTANDING OPTIONS
                                     --------------------------------
                                      NUMBER OF      WEIGHTED-AVERAGE
                                       SHARES         EXERCISE PRICE
                                     ----------      ----------------
Balance, January 31, 1998 ...           977,813           $ 6.88
  Options granted ...........            96,000            14.00
  Options canceled or expired           (12,750)           14.93
  Options exercised .........           (28,875)            2.99
                                     ----------

Balance, January 31, 1999 ...         1,032,188             7.55
  Options granted ...........           105,000            13.45
  Options canceled or expired           (23,250)           13.69
  Options exercised .........          (125,438)            4.24
                                     ----------

Balance, January 31, 2000 ...           988,500             8.45
  Options granted ...........           273,750            21.45
  Options canceled or expired           (20,810)           13.83
  Options exercised .........          (392,270)            5.30
                                     ----------
Balance, January 31, 2001 ...           849,170           $14.02
                                     ==========

                         COMARCO, INC. AND SUBSIDIARIES

         The following table summarizes information about stock options outstanding at January 31, 2001:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            -----------------------------------------------       -------------------------------
                                           WEIGHTED-AVG.
       RANGE OF               NUMBER         REMAINING        WEIGHTED-AVG.          NUMBER         WEIGHTED-AVG.
   EXERCISE PRICES          OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
--------------------        -----------   ----------------   --------------       -----------      --------------
  $ 3.04 to  4.17             95,775          2.6 years          $ 3.29               95,775           $ 3.29
    5.75 to  7.67             67,500          4.1                  6.18               67,500             6.18
    9.67 to 11.75            177,395          6.2                 10.78              138,769            10.54
   13.21 to 17.50            273,750          7.8                 14.85              124,944            14.67
   19.33 to 23.67            234,750          9.3                 22.13                   --                --
  ---------------            -------          ---                ------              -------           -------
  $ 3.04 to 23.67            849,170          7.0                $14.02              426,988           $ 9.43
                             =======                                                 =======

     Stock options exercisable at January 31, 2001, 2000, and 1999 were 426,988, 676,875, and 648,188, respectively, at weighted-average exercise prices of $9.43, $6.33, and $4.87, respectively. Shares available under the plans for future grants at January 31, 2001, 2000, and 1999 were 333,188, 275,033, and
356,783, respectively.

     The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2001, 2000, and 1999 was $10.36, $5.60, and $5.92, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                  YEARS ENDED JANUARY 31,
                                            ---------------------------------
                                              2001          2000        1999
                                            ------        ------       ------
Expected dividend yield...................     0.0%          0.0%         0.0%
Expected volatility.......................    39.1%         31.4%        32.5%
Risk-free interest rate...................     6.2%          5.5%         5.5%
Expected life.............................  6 years       6 years      6 years

     Comarco Wireless Technologies, Inc. ("CWT"), also has a subsidiary stock option plan. Figures for this plan reflect a 10-for-1 stock split declared during the year ended January 31, 1998. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100% of the fair market value at the date of grant.

     As of January 31, 2001, the Company owned 3,061,000 out of the 3,065,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the Compensation Committee of the Company's Board of Directors, however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the Committee, but not later than ten years and one week after the date of grant.

     In years ended January 31, 2001, 2000, and 1999, no options were granted. At January 31, 1999, there were 419,000 outstanding options at a weighted-average exercise price of $5.33. In the year ended January 31, 2000, 58,000 options were exercised at a weighted-average exercise price of $3.08 per share, and 5,000 options were canceled at a weighted-average exercise price of $13.22 per share. In the year ended January 31, 2001, 7,000 options were exercised at a weighted-average exercise price of $13.22. Stock options exercisable at January 31, 2001, 2000, and 1999 were 346,250, 345,500, and
361,750, respectively, at weighted-average exercise prices of $5.34, $5.28, and $4.53, respectively. Shares available under the plan for future grants at January 31, 2001, 2000, and 1999 were 186,000, 186,000, and 181,000, respectively.

                         COMARCO, INC. AND SUBSIDIARIES

     The following table summarizes information about CWT stock options outstanding at January 31, 2001:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            -----------------------------------------------       -------------------------------
                                           WEIGHTED-AVG.
       RANGE OF               NUMBER         REMAINING        WEIGHTED-AVG.          NUMBER         WEIGHTED-AVG.
   EXERCISE PRICES          OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
--------------------        -----------   ----------------   --------------       -----------      --------------
  $ 2.53 to  4.30            265,000         3.8 years          $ 3.07              265,000           $ 3.07
   11.97 to 13.22             73,000         4.9                 12.19               73,000            12.19
       17.62                  11,000         6.1                 17.62                8,250            17.62
  ---------------            -------         ---                ------              -------           -------
  $ 2.53 to 17.62            349,000         7.0                $ 5.43              346,250           $ 5.34
                             =======                                                =======

     The Company applies APB 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

                                                  YEARS ENDED JANUARY 31,
                                             ----------------------------------
                                              2001          2000          1999
                                             ------        ------        ------
Net income: As reported .............        $4,541        $3,153        $5,683
            Pro forma ...............         3,885         2,634         5,150
Earnings per common share -- basic:
            As reported .............        $ 0.67        $ 0.48        $ 0.82
            Pro forma ...............          0.58          0.40          0.75
Earnings per common share -- diluted:
            As reported .............        $ 0.61        $ 0.43        $ 0.75
            Pro forma ...............          0.50          0.36          0.70

     Pro forma net income and earnings per share reflect only options granted since February 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting periods of four years and compensation cost for options granted prior to February 1, 1995 is not considered.

15. NET INCOME PER SHARE

     The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net income per share reflects the effects of potentially dilutive securities. The reconciliation of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

                                                                 YEARS ENDED JANUARY 31,
                                                           -----------------------------------
                                                            2001          2000           1999
                                                           -------       -------       -------
BASIC:
Net income from continuing operations ...............      $ 4,550       $ 3,586       $ 3,971
Weighted average shares outstanding .................        6,751         6,572         6,912
                                                           -------       -------       -------
Basic income per share from continuing operations ...      $  0.67       $  0.55       $  0.57
                                                           =======       =======       =======

Net income (loss) from discontinued operations ......      $    (9)      $  (433)      $ 1,712
Weighted average shares outstanding .................        6,751         6,572         6,912
                                                           -------       -------       -------
Basic income (loss) per share from discontinued
     operations .....................................      $    --       $ (0.07)      $  0.25
                                                           =======       =======       =======

Net income ..........................................      $ 4,541       $ 3,153       $ 5,683
Weighted average shares outstanding .................        6,751         6,572         6,912
                                                           -------       -------       -------
Basic income per share ..............................      $  0.67       $  0.48       $  0.82
                                                           =======       =======       =======

                         COMARCO, INC. AND SUBSIDIARIES

                                                                 YEARS ENDED JANUARY 31,
                                                           -----------------------------------
                                                            2001          2000           1999
                                                           -------       -------       -------
DILUTED:
Net income from continuing operations ...............      $ 4,550       $ 3,586       $ 3,971
Effect of subsidiary options ........................         (307)         (216)         (267)
                                                           -------       -------       -------
Net income used in calculation of diluted income per
     share from continuing operations ...............      $ 4,243       $ 3,370       $ 3,704
                                                           =======       =======       =======

Weighted average shares outstanding .................        6,751         6,572         6,912
Effect of dilutive securities - stock options .......          254           265           306
                                                           -------       -------       -------
Weighted average shares used in calculation of
     diluted income per share from continuing
     operations .....................................        7,005         6,837         7,218
                                                           =======       =======       =======
Diluted income per share from continuing operations .      $  0.61       $  0.49       $  0.51
                                                           =======       =======       =======

Net income (loss) from discontinued operations ......      $    (9)      $  (433)      $ 1,712
Effect of subsidiary options ........................           --            --            --
                                                           -------       -------       -------
Net income (loss) used in calculation of diluted
     income per share from discontinued operations ..      $    (9)      $  (433)      $ 1,712
                                                           =======       =======       =======

Weighted average shares outstanding .................        6,751         6,572         6,912
Effect of dilutive securities - stock options .......          254           265           306
                                                           -------       -------       -------
Weighted average shares used in calculation of
     diluted income (loss) per share from
     discontinued operations ........................        7,005         6,837         7,218
                                                           =======       =======       =======
Diluted income (loss) per share from discontinued
     operations .....................................      $    --       $ (0.06)      $  0.24
                                                           =======       =======       =======

Net income ..........................................      $ 4,541       $ 3,153       $ 5,683
Effect of subsidiary options ........................         (307)         (216)         (267)
                                                           -------       -------       -------
Net income used in calculation of diluted income per
     share ..........................................      $ 4,243       $ 2,937       $ 5,416
                                                           =======       =======       =======

Weighted average shares outstanding .................        6,751         6,572         6,912
Effect of dilutive securities - stock options .......          254           265           306
                                                           -------       -------       -------
Weighted average shares used in calculation of
     diluted income per share .......................        7,005         6,837         7,218
                                                           =======       =======       =======
Diluted income per share ............................      $  0.61       $  0.43       $  0.75
                                                           =======       =======       =======

                         COMARCO, INC. AND SUBSIDIARIES

16. EMPLOYEE BENEFIT PLANS

     The Company has a Savings and Retirement Plan (the "Plan") which provides benefits to eligible employees. Under the Plan, as amended effective January 1, 2000, employees who have been with the Company in excess of three months and are at least 18 years of age may participate by contributing between 1% and 20% of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2001, 2000, and 1999 were approximately $733,000, $904,000, and $812,000, respectively.

17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

                                                 YEARS ENDED JANUARY 31,
                                             -------------------------------
                                              2001         2000        1999
                                             ------       ------      ------
                                                    (IN THOUSANDS)
Cash paid during the year for:
  Interest.................................  $  131       $   --      $   --
  Income taxes.............................   1,013        3,648       3,459

     In January 2001, the Company issued 5,916 shares of the Company's common stock in connection with the purchase of CWT shares held by minority interests.

     In December 2000, the Company acquired the outstanding stock of EDX Engineering, Inc. for 257,428 shares of Company stock and approximately $2.3 million in cash (Note 4).

     The following is a supplemental disclosure of noncash transactions in connection with the EDX acquisition for the year ended January 31, 2001 (dollars in thousands):

     Fair value of assets acquired............................  $ 6,825
     Assumed liabilities......................................     (254)
     Common stock issued......................................   (4,247)
                                                                -------
       Cash paid for acquisition, net.........................  $ 2,324
                                                                =======

     In December 1999, the Company issued 69,265 shares of the Company's common stock in connection with the purchase of CWT shares held by minority interests.

     In May 1998, the Company acquired certain intellectual property and related software assets of Industrial Technology, Inc. for approximately $1.0 million.

                         COMARCO, INC. AND SUBSIDIARIES

18. BUSINESS SEGMENT INFORMATION

     The Company has two operating segments: wireless infrastructure and wireless applications. Wireless infrastructure provides advanced technology tools and engineering services to the wireless communications industry. Wireless applications designs and manufactures remote voice systems and advanced technology products for notebook computers, cellular telephones, and personal organizers.

     Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (dollars in thousands):

                                            YEAR ENDED JANUARY 31, 2001
                                     ------------------------------------------
                                        WIRELESS      WIRELESS
                                     INFRASTRUCTURE  APPLICATIONS        TOTAL
                                     --------------  ------------       -------
Revenue ........................        $34,678         $14,786         $49,464
Cost of sales...................         14,315          10,503          24,818
                                        -------         -------         -------
Gross profit....................        $20,363         $ 4,283         $24,646
                                        =======         =======         =======
Gross margin....................           58.7%           29.0%           49.8%
                                        =======         =======         =======

                                            YEAR ENDED JANUARY 31, 2000
                                     ------------------------------------------
                                        WIRELESS      WIRELESS
                                     INFRASTRUCTURE  APPLICATIONS        TOTAL
                                     --------------  ------------       -------
Revenue...........................      $ 19,259       $ 19,965         $39,224
Cost of sales.....................         7,575         13,219          20,794
                                        --------       --------         -------
Gross profit......................      $ 11,684       $  6,746         $18,430
                                        ========       ========         =======
Gross margin......................          60.7%          33.8%           47.0%
                                        ========       ========         =======

                                            YEAR ENDED JANUARY 31, 1999
                                     ------------------------------------------
                                        WIRELESS        WIRELESS
                                     INFRASTRUCTURE    APPLICATIONS      TOTAL
                                     --------------    ------------     -------
Revenue............................... $ 23,670          $ 10,334       $ 34,004
Cost of sales.........................    8,058             6,984         15,042
                                       --------          --------       --------
Gross profit.......................... $ 15,612          $  3,350       $ 18,962
                                       ========          ========       ========
Gross margin..........................     66.0%             32.4%          55.8%
                                       ========          ========       ========

     Revenue by geographic area consisted of the following (dollars in thousands):

                                                    YEARS ENDED JANUARY 31,
                                             ------------------------------------
                                               2001          2000           1999
                                             --------      --------      --------
United States..............................  $ 44,738      $ 35,280      $ 28,411
Canada.....................................        22           753         1,223
Europe.....................................       350           907         1,417
Asia.......................................       932           338           699
Latin America..............................     3,422         1,946         2,254
                                             --------     --------       --------
                                             $ 49,464      $ 39,224      $ 34,004
                                             ========      ========      ========

     Long-lived assets outside of North America were insignificant at January 31, 2001, 2000, and 1999.

                         COMARCO, INC. AND SUBSIDIARIES

19. COMMITMENTS AND CONTINGENCIES

     Rental commitments under non-cancelable operating leases, principally on the Company's office space, equipment and automobiles were $3.0 million at January 31, 2001, payable as follows: $955,000, $866,000, $779,000, and $393,000 in the years ended January 31, 2002, 2003, 2004, and 2005, respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2001, 2000, and 1999 was $1.7 million, $2.1 million, and $1.8 million, respectively.

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

     During 2001, the Company completed the divestiture of its non-wireless businesses in six separate transactions. The agreements included normal indemnification provisions. The indemnification provisions expire in May 2002.

     Management believes that sufficient reserves have been established for its most probable assessment of the potential outcomes of the above open matters.

                         COMARCO, INC. AND SUBSIDIARIES

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 2001 and 2000 are as follows (dollars in thousands, except per share data):

                                                             FISCAL YEAR QUARTERS
                                                 ----------------------------------------------
YEAR ENDED JANUARY 31, 2001                       FIRST       SECOND        THIRD       FOURTH
                                                 -------      -------      -------      -------
Revenue from continuing operations ........      $10,097      $11,952      $13,153      $14,262
Gross profit from continuing operations ...        5,289        6,196        6,739        6,422
Operating income from continuing operations        1,299          636        2,264        2,079
Net income from continuing operations .....          865          473        1,643        1,569
Net income ................................      $ 1,063      $   774      $ 1,522      $ 1,182
                                                 =======      =======      =======      =======
Basic net income per share ................      $  0.16      $  0.12      $  0.22      $  0.17
                                                 =======      =======      =======      =======
Diluted net income per share ..............      $  0.15      $  0.10      $  0.20      $  0.16
                                                 =======      =======      =======      =======

                                                            FISCAL YEAR QUARTERS
                                                 ----------------------------------------------
YEAR ENDED JANUARY 31, 2000                      FIRST       SECOND       THIRD         FOURTH
                                                 ------      ------      --------       -------
Revenue from continuing operations ........      $7,842      $8,973      $ 11,959       $10,450
Gross profit from continuing operations ...       3,861       3,979         5,701         4,889
Operating income from continuing operations         879         815         2,315         1,410
Net income from continuing operations .....         609         580         1,482           915
Net income (loss) .........................      $  959      $1,012      $   (412)      $ 1,594
                                                 ======      ======      ========       =======
Basic net income (loss) per share .........      $ 0.15      $ 0.15      $  (0.06)      $  0.24
                                                 ======      ======      ========       =======
Diluted net income (loss) per share .......      $ 0.13      $ 0.14      $  (0.07)      $  0.23
                                                 ======      ======      ========       =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Part III is incorporated by reference from the definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") for our Annual Meeting of Stockholders to be held June 26, 2001, which we intend to file with the Securities and Exchange Commission by May 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS (SEE ITEM 8)


    2. FINANCIAL STATEMENT SCHEDULE:

    The following additional information for the years ended January 31, 2001, 2000, and 1999 is submitted herewith:

          II -- Reserves

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

    3. EXHIBITS

         3.1 Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company's report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

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

         10.28 Fifth Amended and Restated Master Line of Credit Note dated June 30, 2000 between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 2000.

         10.29 Sixth Amendment to Loan Agreement dated June 30, 2000 between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended July 31, 2000.

         10.30 Letter Agreement dated December 6, 2000 amending the Loan Agreement between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company's report on Form 10-Q for the quarter ended October 31, 2000.

     11. COMPUTATION OF NUMBER OF SHARES OF COMMON STOCK USED IN THE COMPUTATION OF EARNINGS PER SHARE

         SUBSIDIARIES OF THE COMPANY

         The following are the significant subsidiaries of the Company:

         o Decisions and Designs, Inc. (DDI) incorporated in the Commonwealth of Virginia.

         o International Business Services, Inc. (IBS) incorporated in the District of Columbia.

         o Comarco Wireless Technologies, Inc. (CWT) incorporated in the State of Delaware.

         o   LCTI, Inc. incorporated in the State of Maryland.

         o Comarco Wireless International, Inc. (formerly known as Comarco Wireless Europe, Inc.) incorporated in the State of Delaware.

         o Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), incorporated in the State of California.

         o   Comarco Systems, Inc., incorporated in the State of California.

         o   Comarco Services, Inc. incorporated in the State of California.


     23.1  CONSENT OF INDEPENDENT AUDITORS


     99.2  UNDERTAKINGS OF REGISTRANT


(b) REPORTS ON FORM 8-K

     None.

                         COMARCO, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2001.


                                               COMARCO, INC.

                                               /s/ THOMAS A. FRANZA
                                               ---------------------------------
                                                   Thomas A. Franza
                                                   President and Chief Executive
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.


        Signature                                    Title                              Date
        ---------                                    -----                              ----
  /s/ THOMAS A. FRANZA               President and Chief Executive Officer         April 23, 2001
----------------------------------       (Principal Executive Officer)
      Thomas A. Franza


  /s/ DANIEL R. LUTZ                        Vice President and Chief               April 23, 2001
----------------------------------             Financial Officer
      Daniel R. Lutz               (Principal Financial and Accounting Officer)


  /s/ DON M. BAILEY                          Chairman of the Board                 April 23, 2001
----------------------------------
      Don M. Bailey


  /s/ WILBUR L. CREECH                              Director                       April 23, 2001
----------------------------------
      Wilbur L. Creech


  /s/ GERALD D. GRIFFIN                             Director                       April 23, 2001
----------------------------------
      Gerald D. Griffin


  /s/ JEFFREY R. HULTMAN                            Director                       April 23, 2001
----------------------------------
      Jeffrey R. Hultman

                         COMARCO, INC. AND SUBSIDIARIES

                             SCHEDULE II - RESERVES

                       THREE YEARS ENDED JANUARY 31, 2001
                                 (IN THOUSANDS)

                                                                                            OTHER
                                            BALANCE AT      CHARGED TO                     CHANGES
                                            BEGINNING       COST AND                         ADD           BALANCE AT
                                             OF YEAR         EXPENSE      DEDUCTIONS       (DEDUCT)        END OF YEAR
                                            ----------      ----------    ----------       --------        -----------
Year ended January 31, 2001:
  Allowance for doubtful accounts and
    provision for unbilled
    receivables (deducted from
    accounts receivable) ............          $110            $24           $38(1)           $ --             $ 96

Year ended January 31, 2000:
  Allowance for doubtful accounts and
    provision for unbilled
    receivables (deducted from
    accounts receivable) ............          $ 96            $24           $10(1)           $ --             $110

Year ended January 31, 1999:
  Allowance for doubtful accounts and
    provision for unbilled
    receivables (deducted from
    accounts receivable) ............          $ 72            $24           $--              $ --             $ 96

---------------
(1) Writeoff of uncollectible receivables.

                                EXHIBIT INDEX

  NUMBER                                DESCRIPTION
  ------                             -----------------

     11. COMPUTATION OF NUMBER OF SHARES OF COMMON STOCK USED IN THE COMPUTATION OF EARNINGS PER SHARE

         SUBSIDIARIES OF THE COMPANY

         The following are the significant subsidiaries of the Company:

         o Decisions and Designs, Inc. (DDI) incorporated in the Commonwealth of Virginia.

         o International Business Services, Inc. (IBS) incorporated in the District of Columbia.

         o Comarco Wireless Technologies, Inc. (CWT) incorporated in the State of Delaware.

         o   LCTI, Inc. incorporated in the State of Maryland.

         o Comarco Wireless International, Inc. (formerly known as Comarco Wireless Europe, Inc.) incorporated in the State of Delaware.

         o Comarco Staffing, Inc. (formerly known as CoSource Solutions, Inc.), incorporated in the State of California.

         o   Comarco Systems, Inc., incorporated in the State of California.

         o   Comarco Services, Inc. incorporated in the State of California.


     23.1  CONSENT OF INDEPENDENT AUDITORS


     99.2  UNDERTAKINGS OF REGISTRANT