Form 10-Q
period 2001-04-30
COMARCO INC
filed 2001-06-14
CIK 22252

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q
                                 --------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarter ended

                                 APRIL 30, 2001

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

                               Yes [X]   No [ ]

As of June 12, 2001, there were 7,060,860 shares of Common Stock outstanding.

================================================================================

                         COMARCO, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                                 APRIL 30, 2001


                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of April 30, 2001 and January 31, 2001.............          3

         Condensed Consolidated Statements of Income for the Three Months Ended April 30, 2001
             and 2000................................................................................          4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2001
             and 2000................................................................................          5

         Notes to Condensed Consolidated Financial Statements .......................................          6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......         11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................         15


PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS...........................................................................         16

ITEM 2.  CHANGES IN SECURITIES.......................................................................         16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................................................         16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................         16

ITEM 5.  OTHER INFORMATION...........................................................................         16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................................         16


SIGNATURE............................................................................................         17

                         PART I -- FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


                         COMARCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             APRIL 30,           JANUARY 31,
                                                               2001                  2001
                                                            -----------          -----------
                                                            (UNAUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents ....................          $22,973,000          $24,903,000
    Short-term investments .......................            3,576,000            3,819,000
    Accounts receivable, net .....................            7,901,000            8,418,000
    Inventory ....................................            5,793,000            5,277,000
    Deferred tax assets, net .....................            1,827,000            2,133,000
    Other current assets .........................              997,000            1,746,000
                                                            -----------          -----------
        Total current assets .....................           43,067,000           46,296,000

Property and equipment, net ......................            3,912,000            3,695,000
Software development costs, net ..................            7,978,000            7,249,000
Goodwill and acquired intangible assets, net .....            8,120,000            8,381,000
Other assets .....................................               80,000              430,000
                                                            -----------          -----------
                                                            $63,157,000          $66,051,000
                                                            ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .............................          $   623,000          $ 1,050,000
    Deferred revenue .............................            5,758,000            6,786,000
    Accrued liabilities ..........................            7,109,000            9,364,000
                                                            -----------          -----------
        Total current liabilities ................           13,490,000           17,200,000

Deferred compensation ............................            3,576,000            3,918,000
Deferred tax liabilities, net ....................            1,635,000            1,406,000
Minority interest ................................               33,000               32,000
Stockholders' equity .............................           44,423,000           43,495,000
                                                            -----------          -----------
                                                            $63,157,000          $66,051,000
                                                            ===========          ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED APRIL 30,
                                                                      -----------------------------------
                                                                          2001                    2000
                                                                      ------------           ------------
Revenue ....................................................          $ 12,042,000           $ 10,097,000
Cost of sales ..............................................             6,171,000              4,808,000
                                                                      ------------           ------------
Gross profit ...............................................             5,871,000              5,289,000

Selling, general and administrative costs ..................             3,358,000              2,881,000
Engineering and support costs ..............................             1,257,000              1,109,000
                                                                      ------------           ------------

Operating income ...........................................             1,256,000              1,299,000
Other income, net ..........................................               322,000                 64,000
Minority interest in earnings of subsidiary ................                (1,000)                (1,000)
                                                                      ------------           ------------

Income from continuing operations before income taxes ......             1,577,000              1,362,000
Income tax expense .........................................               570,000                497,000
                                                                      ------------           ------------

Income from continuing operations ..........................             1,007,000                865,000
Income from discontinued operations ........................                    --                198,000
                                                                      ------------           ------------
Net income .................................................          $  1,007,000           $  1,063,000
                                                                      ============           ============

Earnings per share - continuing operations:
    Basic ..................................................          $       0.14           $       0.13
                                                                      ============           ============
    Diluted ................................................          $       0.13           $       0.12
                                                                      ============           ============
Earnings per share - discontinued operations:
    Basic ..................................................          $       0.00           $       0.03
                                                                      ============           ============
    Diluted ................................................          $       0.00           $       0.03
                                                                      ============           ============
Earnings per share:
    Basic ..................................................          $       0.14           $       0.16
                                                                      ============           ============
    Diluted ................................................          $       0.13           $       0.15
                                                                      ============           ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED APRIL 30,
                                                                      -----------------------------------
                                                                          2001                    2000
                                                                      ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations ......................          $  1,007,000           $    865,000
Adjustments to reconcile net income from continuing
    operations to net cash provided by operating
    activities:
    Depreciation and amortization ..........................             1,353,000                976,000
    Deferred income taxes ..................................               535,000                     --
    Provision for doubtful accounts receivable .............                99,000                  6,000
    Minority interest in earnings of subsidiary ............                 1,000                  1,000
    Changes in operating assets and liabilities:
        Trading securities .................................               168,000                381,000
        Accounts receivable ................................               418,000             (2,587,000)
        Inventory ..........................................              (516,000)              (418,000)
        Other assets .......................................               749,000                 25,000
        Deferred compensation ..............................              (342,000)              (347,000)
        Current liabilities ................................            (3,101,000)               624,000
                                                                      ------------           ------------
Net cash provided by (used in) operating activities ........               371,000               (474,000)
                                                                      ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of investments ......                72,000                 11,000
    Purchases of property and equipment ....................              (697,000)              (804,000)
    Software development costs .............................            (1,341,000)            (1,097,000)
                                                                      ------------           ------------
Net cash used in investing activities ......................            (1,966,000)            (1,890,000)
                                                                      ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock .............                    --                596,000
    Purchase and retirement of common stock ................               (76,000)                    --
                                                                      ------------           ------------
Net cash provided by (used in) financing activities ........               (76,000)               596,000
                                                                      ------------           ------------

Net decrease in cash and cash equivalents -
    continuing operations ..................................            (1,671,000)            (1,768,000)
Net increase (decrease) in cash and cash equivalents -
    discontinued operations ................................              (259,000)             2,442,000
                                                                      ------------           ------------
Net increase (decrease) in cash and cash equivalents .......            (1,930,000)               674,000
Cash and cash equivalents, beginning of period .............            24,903,000              5,064,000
                                                                      ------------           ------------
Cash and cash equivalents, end of period ...................          $ 22,973,000           $  5,738,000
                                                                      ============           ============

Supplemental disclosures of cash flow information:
    Cash paid for interest .................................          $         --           $         --
                                                                      ============           ============
    Cash paid for income taxes .............................          $    328,000           $      2,000
                                                                      ============           ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION

       COMARCO, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO" or the "Company"), is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. COMARCO, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company's continuing operations consist solely of the operations of CWT.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

       The interim condensed consolidated financial statements of COMARCO included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended January 31, 2001. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ended January 31, 2002.

Principles of Consolidation:

       The condensed consolidated financial statements of the Company include the accounts of COMARCO, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates:

       The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates.

Reclassifications:

       Certain prior period balances have been reclassified to conform to the current period presentation.

Stock Split:

       In October 2000, the Company effected a stock split of three shares for every two shares of common stock outstanding. All references in the condensed consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect this stock split.


3.     STOCKHOLDERS' EQUITY

       During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through April 30, 2001, the Company has repurchased approximately

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.3 million shares for an average price of $7.80 per share. During the first quarter ended April 30, 2001, the Company repurchased 5,700 shares of our common stock in the open market for an average price of $13.38 per share.

4.     EARNINGS PER SHARE

       The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under SFAS No. 128, basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share reflects the effects of potentially dilutive securities. The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator and "Shares" represents the denominator:

                                                                       THREE MONTHS ENDED APRIL 30,
                                                                      ------------------------------
                                                                         2001                2000
                                                                      ----------          ----------
BASIC:
Net income from continuing operations ......................          $1,007,000          $  865,000
Weighted average shares outstanding ........................           7,064,000           6,528,000
                                                                      ----------          ----------
Basic income per share from continuing operations ..........          $     0.14          $     0.13
                                                                      ==========          ==========

Net income from discontinued operations ....................          $       --          $  198,000
Weighted average shares outstanding ........................           7,064,000           6,528,000
                                                                      ----------          ----------
Basic income per share from discontinued operations ........          $       --          $     0.03
                                                                      ==========          ==========

Net income .................................................          $1,007,000          $1,063,000
Weighted average shares outstanding ........................           7,064,000           6,528,000
                                                                      ----------          ----------
Basic income per share .....................................          $     0.14          $     0.16
                                                                      ==========          ==========

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.     EARNINGS PER SHARE (CONTINUED)

                                                                              THREE MONTHS ENDED APRIL 30,
                                                                           ---------------------------------
                                                                               2001                  2000
                                                                           -----------           -----------
DILUTED:
Net income from continuing operations ...........................          $ 1,007,000           $   865,000
Effect of subsidiary options ....................................              (53,000)              (50,000)
                                                                           -----------           -----------
Net income used in calculation of diluted income per
    share from continuing operations ............................          $   954,000           $   815,000
                                                                           ===========           ===========

Weighted average shares outstanding .............................            7,064,000             6,528,000
Effect of dilutive securities - stock options ...................              100,000               374,000
                                                                           -----------           -----------
Weighted average shares used in calculation of diluted
    income per share from continuing operations .................            7,164,000             6,902,000
                                                                           ===========           ===========
Diluted income per share from continuing operations .............          $      0.13           $      0.12
                                                                           ===========           ===========

Net income from discontinued operations .........................          $        --           $   198,000
Effect of subsidiary options ....................................                   --                    --
                                                                           -----------           -----------
Net income used in calculation of diluted income per
    share from discontinued operations ..........................          $        --           $   198,000
                                                                           ===========           ===========

Weighted average shares outstanding .............................            7,064,000             6,528,000
Effect of dilutive securities - stock options ...................              100,000               374,000
                                                                           -----------           -----------
Weighted average shares used in calculation of diluted
    income per share from discontinued operations ...............            7,164,000             6,902,000
                                                                           ===========           ===========
Diluted income per share from discontinued operations ...........          $        --           $      0.03
                                                                           ===========           ===========

Net income ......................................................          $ 1,007,000           $ 1,063,000
Effect of subsidiary options ....................................              (53,000)              (50,000)
                                                                           -----------           -----------
Net income used in calculation of diluted income per share ......          $   954,000           $ 1,013,000
                                                                           ===========           ===========

Weighted average shares outstanding .............................            7,064,000             6,528,000
Effect of dilutive securities - stock options ...................              100,000               374,000
                                                                           -----------           -----------
Weighted average shares used in calculation of diluted
    income per share ............................................            7,164,000             6,902,000
                                                                           ===========           ===========
Diluted income per share ........................................          $      0.13           $      0.15
                                                                           ===========           ===========

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     INVENTORY

        Inventory consists of the following (dollars in thousands):

                                  APRIL 30,      JANUARY 31,
                                    2001            2001
                                  --------       -----------
Raw materials ...........          $4,997          $4,695
Work in progress ........             571             363
Finished goods ..........             225             219
                                   ------          ------
                                   $5,793          $5,277
                                   ======          ======

6.     SOFTWARE DEVELOPMENT COSTS, NET

     Software development costs consist of the following (dollars in thousands):

                                                       APRIL 30,         JANUARY 31,
                                                         2001               2001
                                                       ---------         -----------
Capitalized software development costs ......          $ 13,926           $ 12,585
Less accumulated amortization ...............            (5,948)            (5,336)
                                                       --------           --------
                                                       $  7,978           $  7,249
                                                       ========           ========

       Capitalized software development costs for the quarters ended April 30, 2001 and 2000 totaled $1.3 million and $1.1 million, respectively. Amortization of software development costs for the quarters ended April 30, 2001 and 2000 totaled $612,000 and $657,000, respectively, and have been reported in cost of sales in the accompanying condensed consolidated financial statements.

7.     GOODWILL AND ACQUIRED INTANGIBLE ASSETS

       Goodwill and acquired intangible assets consist of the following (dollars in thousands):

                                                 APRIL 30,        JANUARY 31,
                                                    2001             2001
                                                 ---------        -----------
Purchased technology ...................          $ 1,790           $ 1,790
Customer base ..........................              930               930
Goodwill ...............................            4,947             4,947
Other acquired intangible assets .......            1,650             1,650
                                                  -------           -------
                                                  $ 9,317           $ 9,317
Less accumulated amortization ..........           (1,197)             (936)
                                                  =======           =======
                                                  $ 8,120           $ 8,381
                                                  =======           =======

       Amortization of intangible assets for the quarters ended April 30, 2001 and 2000 totaled $261,000 and $79,000, respectively.

8.     BUSINESS SEGMENT INFORMATION

       The Company has two operating segments: wireless infrastructure and wireless applications. Wireless infrastructure provides advanced technology tools and engineering services to the wireless communications industry. Wireless applications designs and manufactures remote voice systems and advanced technology products for notebook computers, cellular telephones, and personal organizers.

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     BUSINESS SEGMENT INFORMATION (CONTINUED)

       Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (dollars in thousands):

                                     THREE MONTHS ENDED APRIL 30, 2001
                             -----------------------------------------------
                                WIRELESS          WIRELESS
                             INFRASTRUCTURE     APPLICATIONS          TOTAL
                             --------------     ------------         -------
Revenue ...............          $ 6,692           $ 5,350           $12,042
Cost of sales .........            2,863             3,308             6,171
                                 -------           -------           -------
Gross profit ..........          $ 3,829           $ 2,042           $ 5,871
                                 =======           =======           =======
Gross margin ..........             57.2%             38.2%             48.8%
                                 =======           =======           =======

                                  THREE MONTHS ENDED APRIL 30, 2000
                          -----------------------------------------------
                             WIRELESS          WIRELESS
                          INFRASTRUCTURE     APPLICATIONS          TOTAL
                          --------------     ------------         -------
Revenue ............          $ 6,986           $ 3,111           $10,097
Cost of sales ......            2,745             2,063             4,808
                              -------           -------           -------
Gross profit .......          $ 4,241           $ 1,048           $ 5,289
                              =======           =======           =======
Gross margin .......             60.7%             33.7%             52.4%
                              =======           =======           =======

       Revenue by geographic area consisted of the following (dollars in thousands):

                                 THREE MONTHS ENDED APRIL 30,
                                 ----------------------------
                                    2001              2000
                                   -------          -------
North America ...........          $11,727          $ 9,299
Europe ..................               16               69
Asia ....................              275                2
Latin America ...........               24              727
                                   -------          -------
                                   $12,042          $10,097
                                   =======          =======

9.     CONTINGENCIES

       The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe that the impact of such matters will have a material adverse effect on the Company's financial position or results of operations when resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Investors are also directed to consider a more detailed description of risks and uncertainties facing the Company discussed in the Company's annual report on Form 10-K for the year ended January 31, 2001, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications.

       Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither any other person nor we assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

OVERVIEW

       COMARCO, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO," or the "Company"), is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. COMARCO, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the State of Delaware in September 1993. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of CWT.

RESULTS OF OPERATIONS - CONTINUING OPERATIONS

       We have two reportable operating segments: wireless infrastructure and wireless applications.

Wireless Infrastructure

       This operating segment designs and manufactures advanced technology hardware and software tools for use by wireless carriers, equipment vendors, and others. These tools are used by radio frequency ("RF") engineers, professional technicians, and others to design, deploy, and optimize wireless networks, and to test and measure the Quality of Service once the wireless networks are deployed. The wireless infrastructure segment is also a provider of engineering services that assist the wireless carriers, equipment vendors, and others in all phases of the wireless network lifecycle.

Wireless Applications

       This operating segment designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. Remote voice systems currently include various call box products that provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 18,000 installed call boxes, the majority of which are serviced and maintained under long-term agreements.

       The wireless applications segment also includes the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices, and portable printers. This product is distributed by Targus Group International ("Targus"). We anticipate expanding the ChargeSource product offering with a companion product to the universal AC power adapter during the third quarter ending October 31, 2001.

       The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of income for the three months ended April 30, 2001 and 2000. The table and discussion that follows provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                                    THREE MONTHS ENDED APRIL 30,
                                                                    ----------------------------
                                                                         2001            2000
                                                                        ------          ------
Revenue ......................................................          100.0%          100.0%
Cost of sales ................................................           51.2            47.6
                                                                        -----           -----
Gross profit .................................................           48.8            52.4

Selling, general and administrative costs ....................           27.9            28.5
Engineering and support costs ................................           10.5            11.0
Operating income .............................................           10.4            12.9
                                                                        -----           -----
Other income, net ............................................            2.7             0.6
Minority interest in earnings of subsidiary ..................             --              --
                                                                        -----           -----
Income from continuing operations before income taxes ........           13.1            13.5
Income tax expense ...........................................            4.7             4.9
                                                                        -----           -----
Net income from continuing operations ........................            8.4%            8.6%
                                                                        =====           =====


CONSOLIDATED

Revenue

       Total revenue for the first quarter of fiscal 2002, which ended April 30, 2001, increased 19.3 percent to $12.0 million compared to the first quarter of fiscal 2001. The increase reflects increased sales from our wireless applications segment, partially offset by a decrease in sales from our wireless infrastructure segment.

Cost of Sales and Gross Margin

       Total cost of sales for the first quarter of fiscal 2002 increased 28.3 percent to $6.2 million compared to the first quarter of fiscal 2001. As a percentage of revenue, gross margin decreased to 48.8 percent from 52.4 percent in the first quarter of the prior fiscal year. The decrease in gross margin is primarily attributable to decreased absorption of fixed costs due to lower revenue in our wireless infrastructure segment.

Selling, General and Administrative Costs

       Selling, general, and administrative costs for the first quarter of fiscal 2002 were $3.4 million compared to $2.9 million for the first quarter of fiscal 2001, an increase of $0.5 million or 16.6 percent. Excluding the acquisition of EDX Engineering, Inc. ("EDX") on December 7, 2000, selling, general, and administrative costs for the first quarter of 2002 were flat in comparison to the corresponding quarter of the prior fiscal year. As a percentage of revenue, selling, general and administrative costs were 27.9 percent and 28.5 percent for the quarters ended April 30, 2001 and 2000, respectively.

Engineering and Support Costs

       Engineering and support costs for the first quarter of fiscal 2002 were $1.3 million compared to $1.1 million for the first quarter of fiscal 2001, an increase of $0.2 million or 13.3 percent. Excluding the acquisition of EDX, engineering and support costs for the first quarter of 2002 were flat in comparison to the corresponding quarter of the prior fiscal year.

Other Income

       Other income, consisting primarily of interest income, increased $258,000 to $322,000 in the first quarter of fiscal 2002 from $64,000 in the first quarter of fiscal 2001. The increase was primarily due to higher invested cash balances during the first quarter of fiscal 2002.

Income Tax Expense

       The effective tax rate for the quarters ended April 30, 2001 and 2000 was
36.1 percent and 36.5 percent, respectively.

WIRELESS INFRASTRUCTURE

                                 THREE MONTHS ENDED APRIL 30,
                                 ----------------------------
                                    2001             2000
                                   ------           ------
                                    (DOLLARS IN THOUSANDS)
Revenue .................          $6,692           $6,986
Cost of sales ...........           2,863            2,745
                                   ------           ------
Gross profit ............          $3,829           $4,241
                                   ======           ======
Gross margin ............            57.2%            60.7%
                                   ======           ======


Revenue

       Revenue from our wireless infrastructure segment for the first quarter of fiscal 2002 was $6.7 million compared to $7.0 million for the first quarter of fiscal 2001, a decrease of $0.3 million or 4.2 percent. Excluding the acquisition of EDX, the decrease in revenue was $0.9 million or 12.5 percent. This decrease was primarily attributable to decreased sales of engineering services. During fiscal 2001, our offering of engineering services consisted primarily of Quality of Service competitive benchmarking drive testing delivered under contracts with various completion dates. A significant portion of this contract work was completed during fiscal 2001 and was not expected to recur annually. During the first quarter of fiscal 2002, we invested to expand our offering of engineering services in anticipation of receiving contract awards. In April 2001, we were awarded a $6.6 million contract to provide network optimization services. Revenue from this contract in the first quarter of fiscal 2002 was not significant due to the timing of award and commencement of services.

Cost of Sales and Gross Margin

       Cost of sales from our wireless infrastructure segment in the first quarter of fiscal 2002 was $2.9 million compared to $2.7 million for the first quarter of fiscal 2001, an increase of approximately $0.2 million or 4.3 percent. As a percentage of revenue, gross margin decreased to 57.2 percent from
60.7 percent in the first quarter of the prior fiscal year. The increase in cost of sales is attributable to increased amortization of capitalized software development costs. In addition to increased cost of sales, the decrease in gross margin is attributable to decreased absorption of fixed costs due to lower sales of engineering services.

WIRELESS APPLICATIONS

                                 THREE MONTHS ENDED APRIL 30,
                                 ----------------------------
                                    2001             2000
                                   ------           ------
                                    (DOLLARS IN THOUSANDS)
Revenue .................          $5,350           $3,111
Cost of sales ...........           3,308            2,063
                                   ------           ------
Gross profit ............          $2,042           $1,048
                                   ======           ======
Gross margin ............            38.2%            33.7%
                                   ======           ======

Revenue

       Revenue from our wireless applications segment for the first quarter of 2002 was $5.4 million compared to $3.1 million for the first quarter of 2001, an increase of approximately $2.3 million or 72.0 percent. The increase was attributable to an increase in sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001.

Cost of Sales and Gross Margin

       Cost of sales from our wireless applications segment for the first quarter of fiscal 2002 was $3.3 million compared to $2.1 million for the first quarter of fiscal 2001, an increase of $1.2 million or 60.3 percent. As a percentage of revenue, gross margin increased to 38.2 percent from 33.7 percent in the first quarter of the prior fiscal year. The increases in cost of sales and gross margin are attributable to sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001.

DISCONTINUED OPERATIONS

       As discussed above, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Revenues and cost of goods sold from the discontinued businesses were $11.0 million and $6.9 million, respectively, for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

       Our financial position remains strong, with cash and cash equivalents of $23.0 million at April 30, 2001.

Cash Flows from Operating Activities

       Cash provided by operating activities for the first quarter of fiscal 2002 was $371,000 and was primarily a result of net income from continuing operations adjusted for non-cash charges for depreciation and amortization, a decrease in accounts receivable, a decrease in other assets, primarily attributable to income tax refunds received, partially offset by an increase in inventory, and a decrease in current liabilities, primarily attributable to fiscal 2001 commission and bonus payments and current year income tax payments.

       Cash used in operating activities for the first quarter of fiscal 2001 was $474,000 and was primarily a result of an increase in both accounts receivable and inventory, partially offset by income from continuing operations adjusted for non-cash charges for depreciation and amortization, and an increase in current liabilities.

Cash Flows from Investing Activities

       Net cash used in investing activities was $2.0 million for the first quarter of fiscal 2002 compared to $1.9 million for the corresponding quarter of fiscal 2001. In both periods, capital expenditures for property and equipment and software development partially offset by proceeds from sales and maturities of investments constituted substantially all of our cash used in investing activities.

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

Cash Flows from Financing Activities

       Net cash used in financing activities for the first quarter of fiscal 2002 consisted of $76,000 that was used to repurchase 5,700 shares of the Company's common stock in the open market for an average price of $13.38 per share under our share repurchase program. From program inception in 1992 through April 30, 2001, the Company has repurchased approximately 2.3 million shares for an average price of $7.80 per share.

       Net cash provided by financing activities for the first quarter of fiscal 2001 consisted of $596,000 of proceeds from the sales of common stock issued through employee and director stock option plans.

       The Company maintains a $10.0 million unsecured revolving credit facility (the "Credit Facility") which expires June 30, 2001. The Company is currently negotiating a one year extension. Borrowings under the Credit Facility bear interest at the bank's prime rate or the London Interbank Offered Rate plus 150 basis points, at the option of the Company. At April 30, 2001 and as of the date of this quarterly report on Form 10-Q, there are no amounts outstanding on the Credit Facility and the entire $10.0 million commitment is available to the Company.

       Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of our businesses and some of which arise from fluctuations related to domestic and global economies and markets. We believe that cash generated from operations and our unused line of credit will be sufficient to satisfy our working capital, capital expenditure, and development funding requirements for the foreseeable future.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of April 30, 2001, the Company had approximately $81,000 of accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products and services with U.S. dollars.

                          PART II -- OTHER INFORMATION




ITEM 1.    LEGAL PROCEEDINGS

           None.


ITEM 2.    CHANGES IN SECURITIES

           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


ITEM 5.    OTHER INFORMATION

           None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    EXHIBITS:

           11     Schedule of Computation of Net Income Per Share


    (b)    REPORT ON FORM 8-K:

           None.

                                    SIGNATURE


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on June 12, 2001.

                                        COMARCO, INC.


                                        By:  /s/ Daniel R. Lutz
                                             -----------------------------------
                                             Daniel R. Lutz
                                             Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX


           11              Schedule of Computation of Net Income Per Share