Form 10-Q
period 2001-07-31
COMARCO INC
filed 2001-09-14
CIK 22252

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

                                  JULY 31, 2001

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

     As of September 10, 2001, there were 7,044,035 shares of Common Stock outstanding.


================================================================================

                         COMARCO, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                                  JULY 31, 2001


                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION


                                                                                                               Page
                                                                                                               ----
ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of July 31, 2001 and January 31, 2001................          3

          Condensed Consolidated Statements of Income for the Three and Six Months
              Ended July 31, 2001 and 2000..............................................................          4

          Condensed Consolidated Statements of Cash Flows for the Six Months
              Ended July 31, 2001 and 2000..............................................................          5

          Notes to Condensed Consolidated Financial Statements..........................................          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................................................         12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.............................................................................         19



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.............................................................................         20

ITEM 2.   CHANGES IN SECURITIES.........................................................................         20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...............................................................         20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................         20

ITEM 5.   OTHER INFORMATION.............................................................................         20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..............................................................         21

SIGNATURE ..............................................................................................         22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COMARCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                    JULY 31,         JANUARY 31,
                                                                     2001                2001
                                                                  -----------        -----------
                                                                  (UNAUDITED)

Current Assets:
     Cash and cash equivalents ...........................        $19,465,000        $24,903,000
     Short-term investments ..............................          3,622,000          3,819,000
     Accounts receivable, net ............................         10,739,000          8,418,000
     Inventory ...........................................          5,961,000          5,277,000
     Deferred tax asset ..................................          1,840,000          2,133,000
     Other current assets ................................            939,000          1,746,000
                                                                  -----------        -----------
         Total current assets ............................        $42,566,000        $46,296,000

Property and equipment, net ..............................          4,083,000          3,695,000
Software development costs, net ..........................          8,913,000          7,249,000
Intangible assets, net ...................................          7,942,000          8,381,000
Other assets .............................................          1,130,000            430,000
                                                                  -----------        -----------
                                                                  $64,634,000        $66,051,000
                                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ....................................        $   465,000        $ 1,050,000
     Deferred revenue ....................................          4,790,000          6,786,000
     Accrued liabilities .................................          7,009,000          9,364,000
                                                                  -----------        -----------
         Total current liabilities .......................        $12,264,000        $17,200,000
Deferred compensation ....................................          3,622,000          3,918,000
Deferred income taxes ....................................          1,809,000          1,406,000
Minority interest ........................................            469,000             32,000
Stockholders' equity .....................................         46,470,000         43,495,000
                                                                  -----------        -----------
                                                                  $64,634,000        $66,051,000
                                                                  ===========        ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            JULY 31,                          JULY 31,
                                                 -----------------------------     -----------------------------
                                                     2001             2000             2001             2000
                                                 ------------     ------------     ------------     ------------

Revenue .....................................    $ 14,010,000     $ 11,952,000     $ 26,052,000     $ 22,049,000
Cost of sales ...............................       6,761,000        5,756,000       12,932,000       10,564,000
                                                 ------------     ------------     ------------     ------------
Gross profit ................................       7,249,000        6,196,000       13,120,000       11,485,000
Selling, general and administrative costs ...       3,502,000        3,015,000        6,860,000        5,896,000
Engineering and support costs ...............       1,400,000        1,220,000        2,657,000        2,329,000
                                                 ------------     ------------     ------------     ------------
Operating income before severance costs .....       2,347,000        1,961,000        3,603,000        3,260,000
Severance costs .............................              --        1,325,000               --        1,325,000
                                                 ------------     ------------     ------------     ------------
Operating income ............................       2,347,000          636,000        3,603,000        1,935,000
Other income ................................         251,000          110,000          574,000          174,000
Minority interest ...........................         (25,000)          (1,000)         (26,000)          (2,000)
                                                 ------------     ------------     ------------     ------------
Income before income taxes ..................       2,573,000          745,000        4,151,000        2,107,000
Income tax expense ..........................         959,000          272,000        1,530,000          769,000
                                                 ------------     ------------     ------------     ------------
Net income from continuing operations .......       1,614,000          473,000        2,621,000        1,338,000
Net income from discontinued operations .....              --          301,000               --          499,000
                                                 ------------     ------------     ------------     ------------
Net income ..................................    $  1,614,000     $    774,000     $  2,621,000     $  1,837,000
                                                 ============     ============     ============     ============

Earnings per share - continuing operations:
     Basic ..................................    $       0.23     $       0.07     $       0.37     $       0.21
                                                 ============     ============     ============     ============
     Diluted ................................    $       0.21     $       0.06     $       0.35     $       0.18
                                                 ============     ============     ============     ============

Earnings per share - discontinued operations:
     Basic ..................................    $         --     $       0.04     $         --     $       0.07
                                                 ============     ============     ============     ============
     Diluted ................................    $         --     $       0.04     $         --     $       0.07
                                                 ============     ============     ============     ============

Earnings per share:
     Basic ..................................    $       0.23     $       0.11     $       0.37     $       0.28
                                                 ============     ============     ============     ============
     Diluted ................................    $       0.21     $       0.10     $       0.35     $       0.25
                                                 ============     ============     ============     ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JULY 31,
                                                                         -----------------------------
                                                                             2001             2000
                                                                         ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations ...............................    $  2,621,000     $  1,338,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization ..................................       2,659,000        2,303,000
     Tax benefit from exercise of stock options .....................         615,000        1,000,000
     Deferred income taxes ..........................................         696,000          (50,000)
     Provision for doubtful accounts receivable .....................          18,000           12,000
     Provision for obsolete inventory ...............................         299,000          165,000
     Minority interest in earnings of subsidiary ....................          26,000            2,000
     Changes in operating assets and liabilities:
         Decrease in trading securities .............................         122,000          563,000
         Increase in accounts receivable ............................      (2,339,000)      (4,139,000)
         Decrease (increase) in inventory ...........................        (983,000)         104,000
         Decrease in other current assets ...........................         807,000        1,402,000
         Increase in other assets ...................................              --           (7,000)
         Deferred compensation ......................................        (292,000)              --
         Decrease in current liabilities ............................      (3,810,000)         (39,000)
                                                                         ------------     ------------
Net cash provided by operating activities ...........................         439,000        2,654,000
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales and maturities of investments ..............          72,000           11,000
     Purchases of property and equipment ............................      (1,354,000)      (1,510,000)
     Investment in SwissQual ........................................      (1,049,000)              --
     Cash paid for acquisition of minority interest .................        (118,000)              --
     Software development costs .....................................      (2,833,000)      (2,256,000)
                                                                         ------------     ------------
Net cash used in investing activities ...............................      (5,282,000)      (3,755,000)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock .....................         283,000        1,515,000
     Net proceeds from issuance of subsidiary common stock ..........         134,000               --
     Purchase of common stock .......................................        (232,000)              --
                                                                         ------------     ------------
Net cash provided by financing activities ...........................         185,000        1,515,000
                                                                         ------------     ------------

Net increase (decrease) in cash and cash equivalents -
     continuing operations ..........................................      (4,658,000)         414,000
Net increase (decrease) in cash and cash equivalents -
     discontinued operations ........................................        (780,000)       7,193,000
                                                                         ------------     ------------

Net increase (decrease) in cash and cash equivalents ................      (5,438,000)       7,607,000

Cash and cash equivalents, beginning of period ......................      24,903,000        5,064,000
                                                                         ------------     ------------

Cash and cash equivalents, end of period ............................    $ 19,465,000     $ 12,671,000
                                                                         ============     ============

Supplemental disclosures of cash flow information:
     Cash paid for interest .........................................    $         --     $         --
                                                                         ============     ============
     Cash paid for income taxes .....................................    $    735,000     $    491,000
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

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION

     COMARCO, Inc., through its wireless technologies subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO" or the "Company"), is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for portable wireless appliances such as notebook computers, cellular telephones, and personal organizers. COMARCO, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company's continuing operations consist solely of the operations of CWT.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

     The interim condensed consolidated financial statements of COMARCO included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and the Company's Quarterly Report on Form 10-Q for the first quarter ended April 30, 2001. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended July 31, 2001 are not necessarily indicative of the results to be expected for the year ended January 31, 2002.

Principles of Consolidation:

     The condensed consolidated financial statements of the Company include the accounts of COMARCO, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 141, "Business Combinations" which was effective upon issuance. This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The Company has not yet completed it analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement provides the accounting requirements for retirement obligations associated with long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, and early adoption is permitted. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its consolidated results of operations, cash flows or financial position.

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   STOCKHOLDERS' EQUITY

     During 1992, the Company's Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through July 31, 2001, the Company has repurchased approximately 2.3 million shares for an average price of $7.83 per share. During the second quarter ended July 31, 2001, the Company repurchased 10,400 shares of our common stock in the open market for an average price of $15.02 per share.


4.   EARNINGS PER SHARE

     The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). Under SFAS No. 128, basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share reflects the effects of potentially dilutive securities. The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator and "Shares" represent the denominator:

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JULY 31,                        JULY 31,
                                               ---------------------------     ---------------------------
                                                   2001            2000            2001            2000
                                               -----------     -----------     -----------     -----------

BASIC:
Net income from continuing operations .....    $ 1,614,000     $   473,000     $ 2,621,000     $ 1,338,000
Weighted average shares outstanding .......      7,055,000       6,669,000       7,059,000       6,600,000
                                               -----------     -----------     -----------     -----------
Basic income per share from continuing
     operations ...........................    $      0.23     $      0.07     $      0.37     $      0.20
                                               ===========     ===========     ===========     ===========

Net income from discontinued operations ...    $        --     $   301,000     $        --     $   499,000
Weighted average shares outstanding .......      7,055,000       6,669,000       7,059,000       6,600,000
                                               -----------     -----------     -----------     -----------
Basic income per share from discontinued
     operations ...........................    $        --     $      0.05     $        --     $      0.08
                                               ===========     ===========     ===========     ===========

Net income ................................    $ 1,614,000     $   774,000     $ 2,621,000     $ 1,837,000
Weighted average shares outstanding .......      7,055,000       6,669,000       7,059,000       6,600,000
                                               -----------     -----------     -----------     -----------
Basic income per share ....................    $      0.23     $      0.12     $      0.37     $      0.28
                                               ===========     ===========     ===========     ===========

DILUTED:
Net income from continuing operations .....    $ 1,614,000     $   473,000     $ 2,621,000     $ 1,338,000
Effect of subsidiary options ..............        (77,000)        (62,000)       (121,000)       (126,000)
                                               -----------     -----------     -----------     -----------
Net income used in calculation of diluted
     income per share from continuing
     operations ...........................    $ 1,537,000     $   411,000     $ 2,500,000     $ 1,212,000
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding .......      7,055,000       6,669,000       7,059,000       6,600,000
Effect of dilutive securities - stock
     options ..............................        103,000         286,000         102,000         328,000
                                               -----------     -----------     -----------     -----------
Weighted average shares used in calculation
     of diluted income per share from
     continuing operations ................      7,158,000       6,955,000       7,161,000       6,928,000
                                               ===========     ===========     ===========     ===========
Diluted income per share from continuing
operations ................................    $      0.21     $      0.06     $      0.35     $      0.18
                                               ===========     ===========     ===========     ===========

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   EARNINGS PER SHARE (CONTINUED)

                                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        JULY 31,                        JULY 31,
                                               ---------------------------     ---------------------------
                                                  2001            2000            2001            2000
                                               -----------     -----------     -----------     -----------

Net income from discontinued operations ...    $        --     $   301,000     $        --     $   499,000
Effect of subsidiary options ..............             --              --              --              --
                                               -----------     -----------     -----------     -----------
Net income used in calculation of diluted
     income per share from discontinued
     operations ...........................    $        --     $   301,000     $        --     $   499,000
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding .......      7,055,000       6,669,000       7,059,000       6,600,000
Effect of dilutive securities - stock
     options ..............................        103,000         286,000         102,000         328,000
                                               -----------     -----------     -----------     -----------
Weighted average shares used in calculation
     of diluted income per share from
     discontinued operations ..............      7,158,000       6,955,000       7,161,000       6,928,000
                                               ===========     ===========     ===========     ===========
Diluted income per share from discontinued
     operations ...........................    $        --     $      0.04     $        --     $      0.07
                                               ===========     ===========     ===========     ===========

Net income ................................    $ 1,614,000     $   774,000     $ 2,621,000     $ 1,837,000

Effect of subsidiary options ..............        (77,000)        (62,000)       (121,000)       (126,000)
                                               -----------     -----------     -----------     -----------
Net income used in calculation of diluted
     income per share .....................    $ 1,537,000     $   712,000     $ 2,500,000     $ 1,711,000
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding .......      7,055,000       6,669,000       7,059,000       6,600,000
Effect of dilutive securities - stock
     options ..............................        103,000         286,000         102,000         328,000
                                               -----------     -----------     -----------     -----------
Weighted average shares used in calculation
     of diluted income per share ..........      7,158,000       6,955,000       7,161,000       6,928,000
                                               ===========     ===========     ===========     ===========
Diluted income per share ..................    $      0.21     $      0.10     $      0.35     $      0.25
                                               ===========     ===========     ===========     ===========

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   INVENTORY

     Inventory consists of the following (dollars in thousands):

                                           JULY 31,         JANUARY 31,
                                             2001              2001
                                           --------         -----------

Raw materials ..........................    $4,166            $4,695
Work in progress .......................       382               363
Finished goods .........................     1,413               219
                                            ------            ------
                                            $5,961            $5,277
                                            ======            ======


6.   SOFTWARE DEVELOPMENT COSTS, NET

     Software development costs consist of the following (dollars in thousands):

                                                  JULY 31,            JANUARY 31,
                                                    2001                 2001
                                                  --------            -----------

Capitalized software development costs........    $ 15,418             $ 12,585
Less accumulated amortization ................      (6,505)              (5,336)
                                                  --------             --------
                                                  $  8,913             $  7,249
                                                  ========             ========

     Capitalized software development costs for the quarters ended July 31, 2001 and 2000 totaled $1.5 million and $1.1 million, respectively. Capitalized software development costs for the six months ended July 31, 2001 and 2000 totaled $2.8 million and $2.3 million, respectively. Amortization of software development costs for the quarters ended July 31, 2001 and 2000 totaled $557,000 and $811,000, respectively. For the six months ended July 31, 2001 and 2000, amortization of software development costs totaled $1.2 million and $1.5 million, respectively. Amortization of software development costs has been reported in cost of sales in the accompanying condensed consolidated financial statements.


7.   GOODWILL AND ACQUIRED INTANGIBLE ASSETS

     Goodwill and acquired intangible assets consist of the following (dollars in thousands):

                                            JULY 31,          JANUARY 31,
                                              2001               2001
                                            --------          -----------

Purchased technology .....................  $ 1,790             $ 1,790
Customer base ............................      930                 930
Goodwill .................................    5,032               4,947
Other acquired intangible assets..........    1,650               1,650
                                            -------             -------
                                            $ 9,402             $ 9,317
Less accumulated amortization ............   (1,460)               (936)
                                            =======             =======
                                            $ 7,942             $ 8,381
                                            =======             =======

     Amortization of intangible assets for the quarters ended July 31, 2001 and 2000 totaled $262,000 and $79,000, respectively. For the six months ended July 31, 2001 and 2000, amortization of intangibles totaled $523,000 and $157,000, respectively.

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   BUSINESS SEGMENT INFORMATION

     The Company has two operating segments: wireless infrastructure and wireless applications. Wireless infrastructure provides advanced technology tools and engineering services to the wireless communications industry. Wireless applications designs and manufactures remote voice systems and mobile power products for portable wireless appliances such as notebook computers, cellular telephones, and personal organizers.

     Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (dollars in thousands):

                              THREE MONTHS ENDED JULY 31, 2001                        THREE MONTHS ENDED JULY 31, 2000
                      -----------------------------------------------         ----------------------------------------------
                         WIRELESS           WIRELESS                             WIRELESS           WIRELESS
                      INFRASTRUCTURE      APPLICATIONS         TOTAL          INFRASTRUCTURE       APPLICATIONS       TOTAL
                      --------------      ------------        -------         --------------       ------------      -------

Revenue ............     $ 8,418             $ 5,592          $14,010             $ 8,499             $3,453         $11,952
Cost of sales.......       3,439               3,322            6,761               3,297              2,459           5,756
                         -------             -------          -------             -------             ------         -------
Gross profit........     $ 4,979             $ 2,270          $ 7,249             $ 5,202             $  994         $ 6,196
                         =======             =======          =======             =======             ======         =======
Gross margin........        59.2%               40.6%            51.7%               61.2%              28.8%           51.8%
                         =======             =======          =======             =======             ======         =======

                              SIX MONTHS ENDED JULY 31, 2001                           SIX MONTHS ENDED JULY 31, 2000
                      -----------------------------------------------         ----------------------------------------------
                         WIRELESS           WIRELESS                             WIRELESS           WIRELESS
                      INFRASTRUCTURE      APPLICATIONS         TOTAL          INFRASTRUCTURE       APPLICATIONS       TOTAL
                      --------------      ------------        -------         --------------       ------------      -------

Revenue ............     $15,109             $10,943          $26,052             $15,484             $6,565         $22,049
Cost of sales.......       6,302               6,630           12,932               6,042              4,522          10,564
                         -------             -------          -------             -------             ------         -------
Gross profit........     $ 8,807             $ 4,313          $13,120             $ 9,442             $2,043         $11,485
                         =======             =======          =======             =======             ======         =======
Gross margin........        58.3%               39.4%            50.4%               61.0%              31.1%           52.1%
                         =======             =======          =======             =======             ======         =======


     Revenue by geographic area consists of the following (dollars in thousands):

                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         JULY 31,                              JULY 31,
                                --------------------------            --------------------------
                                 2001               2000               2001               2000
                                -------            -------            -------            -------

North America................   $12,943            $11,171            $24,670            $20,470
Europe ......................        --                105                 16                174
Asia ........................       830                  5                854                  7
Latin America................       237                671                512              1,398
                                -------            -------            -------            -------
                                $14,010            $11,952            $26,052            $22,049
                                =======            =======            =======            =======

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   CONTINGENCIES

     COMARCO was named as a defendant in two lawsuits filed by Mobility Electronics, Inc. ("Mobility").

     Mobility v. Targus Group International, Inc. ("Targus") and CWT was filed on July 23, 2001. In addition to claims against Targus, the distributor of the Company's mobile power adapter products, the lawsuit alleges that the Company intentionally interfered with Mobility's rights under an exclusive manufacturing agreement with Targus and misappropriated Mobility's trade secrets.

     Targus markets and distributes the Company's 70-Watt AC ChargeSource universal power adapter. As previously announced, the Company received an $8.6 million purchase order from Targus covering the 70-Watt AC adapter and a new DC ChargeSource universal power adapter recently introduced by COMARCO. In its complaint, Mobility contends that it currently has an exclusive contract to manufacture DC power adapters for Targus. The Company understands that Targus purchased DC power adapter products from Mobility and that Targus used and sold DC power adapter products from Mobility under a terminable, non-exclusive license agreement between the Company and Targus involving patented COMARCO technology. Prior to the filing of the lawsuit, the Company had terminated the license agreement with Targus in accordance with the provisions of the license agreement.

     Mobility v. COMARCO No. CIV011489PHXMHM was filed on August 10, 2001. This lawsuit alleges that the Company, through the manufacture and sale of its 70-Watt AC ChargeSource universal power adapter, infringe a patent purchased by Mobility on August 6, 2001.

     Based upon an initial review of the statements and claims made by Mobility, COMARCO's management believes that Mobility's claims against the Company are without merit and intends to vigorously defend the lawsuits.

     The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, or results of operations.

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

OVERVIEW

     COMARCO, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO," or the "Company"), is a leading provider of advanced technology tools and engineering services for the wireless communications industry. COMARCO also designs and manufactures remote voice systems and mobile power products for portable wireless appliances such as notebook computers, cellular telephones, and personal organizers. COMARCO, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the State of Delaware in September 1993. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of CWT.

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

Wireless Applications

     This operating segment designs and manufactures remote voice systems and mobile power products for portable wireless appliances such as notebook computers, cellular telephones, and personal organizers. Remote voice systems currently include various call box products that provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 18,000 installed call boxes, the majority of which are serviced and maintained under long-term agreements.

     The wireless applications segment also includes the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices, and portable printers. This product is currently distributed by Targus Group International ("Targus"). The ChargeSource product offering has been expanded with the newly designed DC ChargeSource universal power adapter. The DC adapter allows the traveling professional to use all of their existing ChargeSource SmartTips on the road or in the air. The new device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in cars today. The first shipments of the new ChargeSource DC adapter are expected to begin in October 2001.

     The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of income for the three and six months ended July 31, 2001 and 2000. The table and discussion that follows provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                                 PERCENTAGE OF REVENUE
                                                     -----------------------------------------------
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           JULY 31,                   JULY 31,
                                                     --------------------       --------------------
                                                      2001          2000         2001          2000
                                                     ------        ------       ------        ------

Revenue .......................................       100.0%        100.0%       100.0%        100.0%
Cost of sales .................................        48.3          48.2         49.6          47.9
                                                     ------        ------       ------        ------
Gross margin ..................................        51.7          51.8         50.4          52.1
Selling, general and administrative costs .....        25.0          25.2         26.4          26.7
Engineering and support costs .................        10.0          10.2         10.2          10.6
                                                     ------        ------       ------        ------
Operating income before severance costs .......        16.7          16.4         13.8          14.8
Severance costs ...............................          --          11.1           --           6.0
                                                     ------        ------       ------        ------
Operating income ..............................        16.7           5.3         13.8           8.8
Other income ..................................         1.8           0.9          2.2           0.8
Minority interest .............................        (0.2)           --         (0.1)           --
                                                     ------        ------       ------        ------
Income before income taxes ....................        18.3           6.2         15.9           9.6
Income tax expense ............................         6.8           2.3          5.8           3.5
                                                     ------        ------       ------        ------
Net income from continuing operations .........        11.5%          3.9%        10.1%          6.1%
                                                     ======        ======       ======        ======


COMPARISON OF THE THREE MONTHS ENDED JULY 31, 2001 TO THE THREE MONTHS ENDED JULY 31, 2000

CONSOLIDATED

Revenue

     Total revenue for the second quarter of fiscal 2002, which ended July 31, 2001, increased 17.2 percent to $14.0 million compared to the second quarter of fiscal 2001. As discussed below, the increase is attributable to increased sales from our wireless applications segment, partially offset by a decrease in sales from our wireless infrastructure segment.

Cost of Sales and Gross Margin

     Total cost of sales for the second quarter of fiscal 2002 increased 17.5 percent to $6.8 million compared to the second quarter of fiscal 2001. As a percentage of revenue, gross margin for the second quarter of fiscal 2002 was
51.7 percent as compared to 51.8 percent for the second quarter of the prior fiscal year. As discussed below, the slight decrease in gross margin is primarily attributable to decreased absorption of fixed costs due to lower revenue from our wireless infrastructure segment partially offset by improved contribution from increased sales from our wireless applications segment.

Selling, General and Administrative Costs

     Selling, general and administrative costs for the second quarter of fiscal 2002 were $3.5 million compared to $3.0 million for the second quarter of fiscal 2001, an increase of $0.5 million or 16.2 percent. Excluding costs attributable to EDX Engineering, Inc. ("EDX"), which was acquired on December 7, 2000, selling, general and administrative costs for the second quarter of 2002 were held flat in comparison to the corresponding quarter of the prior fiscal year. This was accomplished through enterprise-wide cost reductions that were put in place during the preceding 12 months. These cost reductions include the elimination of direct sales and marketing efforts for our ChargeSource mobile power products, closing the sales and support office in London and reorganizing our call box business resulting in a significant reduction of indirect costs. As a percentage of revenue, selling, general and administrative costs were consistent at 25.0 percent and 25.2 percent for the quarters ended July 31, 2001 and 2000, respectively.

Engineering and Support Costs

     Engineering and support costs, net of capitalized software development costs, for the second quarter of fiscal 2002 were $1.4 million compared to $1.2 million for the second quarter of fiscal 2001, an increase of $0.2 million or
14.8 percent. Excluding costs attributable to EDX, gross engineering and support costs for the second quarter of fiscal 2002 were $2.7 million compared to $2.3 million for the second quarter of fiscal 2001, an increase of $0.4 million or
17.4 percent. This increase is primarily due to continued investment in our product development programs, which includes GPRS and 1XRTT products (2.5G technologies), as well as, 3G scanners. Capitalized software development costs, which totaled $1.5 million and $1.1 million for the three months ended July 31, 2001 and 2000, respectively, offset the increase in gross engineering costs.

Severance Costs

     During the second quarter ended July 31, 2000 and in conjunction with the disposition of the Company's non-wireless businesses, COMARCO was required to record a $1.3 million charge to continuing operations for costs related to severance agreements for the Company's outgoing corporate staff. Accordingly, for the three months ended July 31, 2000, severance costs were $1.3 million. No comparable costs were incurred during the second quarter ended July 31, 2001.

Other Income

     Other income, consisting primarily of interest income, increased $141,000 to $251,000 for the three months ended July 31, 2001 from $110,000 for the three months ended July 31, 2000. The increase was primarily due to higher invested cash balances during the second quarter of fiscal 2002.

Income Tax Expense

     The effective tax rate for the quarters ended July 31, 2001 and 2000 was
36.5 percent.

WIRELESS INFRASTRUCTURE

                                               THREE MONTHS ENDED
                                                     JULY 31,
                                               -------------------
                                                2001         2000
                                               ------       ------
                                              (DOLLARS IN THOUSANDS)

Revenue ...................................    $8,418       $8,499
Cost of sales..............................     3,439        3,297
                                               ------       ------
Gross profit...............................    $4,979       $5,202
                                               ======       ======
Gross margin...............................      59.2%        61.2%
                                               ======       ======

Revenue

     Revenue from our wireless infrastructure segment for the second quarter of fiscal 2002 was $8.4 million compared to $8.5 million for the second quarter of fiscal 2001, a slight decrease of 1.0 percent. Excluding the acquisition of EDX, the decrease in revenue was $0.5 million or 5.6 percent. This decrease was attributable to decreased sales of our test and measurement products partially offset by increased sales of our engineering services. During fiscal 2001, a national wireless carrier purchased a significant number of baseLINE systems, our Quality of Service competitive benchmarking system. These sales were not expected to recur in the current fiscal year. In April 2001, we were awarded a $6.6 million contract to provide network optimization services. Revenue from this contract resulted in increased sales of engineering services in the second quarter of the fiscal 2002 in comparison to the second quarter of fiscal 2001.

Cost of Sales and Gross Margin

     Cost of sales from our wireless infrastructure segment in the second quarter of fiscal 2002 was $3.4 million compared to $3.3 million for the second quarter of fiscal 2001, an increase of approximately $0.1 million or 4.3 percent. As a percentage of revenue, gross margin decreased to 59.2 percent from
61.2 percent in the second quarter of the prior fiscal year. The decrease in gross margin is attributable to decreased sales of our higher margin test and measurement products and decreased absorption of fixed costs.

WIRELESS APPLICATIONS

                                     THREE MONTHS ENDED
                                           JULY 31,
                                     -------------------
                                      2001         2000
                                     ------       ------
                                    (DOLLARS IN THOUSANDS)

Revenue ..........................   $5,592       $3,453
Cost of sales.....................    3,322        2,459
                                     ------       ------
Gross profit......................   $2,270       $  994
                                     ======       ======
Gross margin......................     40.6%        28.8%
                                     ======       ======

Revenue

     Revenue from our wireless applications segment for the second quarter of 2002 was $5.6 million compared to $3.5 million for the second quarter of 2001, an increase of approximately $2.1 million or 62.0 percent. The increase was attributable to an increase in sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001.

Cost of Sales and Gross Margin

     Cost of sales from our wireless applications segment for the second quarter of fiscal 2002 was $3.3 million compared to $2.5 million for the second quarter of fiscal 2001, an increase of $0.9 million or 35.1 percent. As a percentage of revenue, gross margin increased to 40.6 percent from 28.8 percent in the second quarter of the prior fiscal year. The increases in cost of sales and gross margin are attributable to sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001.

COMPARISON OF THE SIX MONTHS ENDED JULY 31, 2001 TO THE SIX MONTHS ENDED JULY 31, 2000

CONSOLIDATED

Revenue

     Total revenue for the six months ended July 31, 2001, increased 18.2 percent to $26.1 million compared to the corresponding period of the prior fiscal year. As discussed below, the increase is attributable to increased sales from our wireless applications segment, partially offset by a decrease in sales from our wireless infrastructure segment.

Cost of Sales and Gross Margin

     Total cost of sales for the six months ended July 31, 2001 increased 22.4 percent to $12.9 million compared to the corresponding period of fiscal 2001. As a percentage of revenue, gross margin was 50.4 percent and 52.1 percent for the six months ended July 31, 2001 and July 31, 2000, respectively. As discussed below, the decrease in gross margin is primarily attributable to decreased absorption of fixed costs due to lower revenue from our wireless infrastructure segment partially offset by improved contribution from increased sales from our wireless applications segment.

Selling, General and Administrative Costs

     Selling, general and administrative costs for the six months ended July 31, 2001 were $6.9 million compared to $5.9 million for the corresponding period of the prior fiscal year, an increase of $1.0 million or 16.4 percent. Excluding costs attributable to EDX, selling, general and administrative costs for the six months ended July 31, 2001 were held flat in comparison to the corresponding period of the prior fiscal year. This was accomplished through the enterprise-wide cost reductions discussed above. As a percentage of revenue, total selling, general and administrative costs were consistent at 26.4 percent and 26.7 percent for the six months ended July 31, 2001 and 2000, respectively.

Engineering and Support Costs

     Engineering and support costs, net of capitalized software development costs, for the six months ended July 31, 2001 were $2.7 million compared to $2.3 million for the six months ended July 31, 2000, an increase of $0.3 million or
14.1 percent. Excluding costs attributable to EDX, gross engineering and support costs for the six months ended July 31, 2001 were $5.1 million compared to $4.6 million for the six months ended July 31, 2000, an increase of $0.5 million or
10.9 percent. This increase is primarily due to continued investment in our product development programs, which includes GPRS and 1XRTT products (2.5G technologies), as well as, 3G scanners. Capitalized software development costs, which totaled $2.8 million and $2.3 million for the six months ended July 31, 2001 and 2000, respectively, offset the increase in gross engineering costs.

Severance Costs

     During the six months ended July 31, 2000 and in conjunction with the disposition of the Company's non-wireless businesses, COMARCO was required to record a $1.3 million charge to continuing operations for costs related to severance agreements for the Company's outgoing corporate staff. Accordingly, for the six months ended July 31, 2000 severance costs were $1.3 million. No comparable costs were incurred during the six months ended July 31, 2001.

Other Income

     Other income, consisting primarily of interest income, increased $400,000 to $574,000 for the six months ending July 31, 2001 from $174,000 for the six months ended July 31, 2000. The increase was primarily due to higher invested cash balances during the first half of fiscal 2002.

Income Tax Expense

     The effective tax rate for the six months ended July 31, 2001 and 2000 was
36.5 percent.

WIRELESS INFRASTRUCTURE

                                                       SIX MONTHS ENDED
                                                            JULY 31,
                                                     ---------------------
                                                      2001          2000
                                                     -------       -------
                                                     (DOLLARS IN THOUSANDS)

Revenue ..........................................   $15,109       $15,484
Cost of sales.....................................     6,302         6,042
                                                     -------       -------
Gross profit......................................   $ 8,807       $ 9,442
                                                     =======       =======
Gross margin......................................      58.3%         61.0%
                                                     =======       =======

Revenue

     Revenue from our wireless infrastructure segment for the six months ended July 31, 2001 was $15.1 million compared to $15.5 million for the six months ended July 31, 2000, a decrease of 2.4 percent. Excluding the acquisition of EDX, the decrease in revenue was $1.3 million or 8.7 percent. This decrease was attributable to decreased sales of our test and measurement products. During fiscal 2001, a national wireless carrier purchased a significant number of baseLINE systems, our Quality of Service competitive benchmarking system. These sales were not expected to recur in the current fiscal year.

Cost of Sales and Gross Margin

     Cost of sales from our wireless infrastructure segment in the six months ended July 31, 2001 was $6.3 million compared to $6.0 million for the six months ended July 31, 2000, an increase of approximately $0.3 million or 4.3 percent. As a percentage of revenue, gross margin decreased to 58.3 percent from 61.0 percent for the six months ended July 31, 2000. The decrease in gross margin is attributable to decreased sales of our higher margin test and measurement products and decreased absorption of fixed costs.

WIRELESS APPLICATIONS

                                                   SIX MONTHS ENDED
                                                        JULY 31,
                                                 --------------------
                                                  2001          2000
                                                 -------       ------
                                                (DOLLARS IN THOUSANDS)

Revenue ......................................   $10,943       $6,565
Cost of sales.................................     6,630        4,522
                                                 -------       ------
Gross profit..................................   $ 4,313       $2,043
                                                 =======       ======
Gross margin..................................      39.4%        31.1%
                                                 =======       ======

Revenue

     Revenue from our wireless applications segment for the six months ended July 31, 2001 was $10.9 million compared to $6.6 million for the six months ended July 31, 2000, an increase of approximately $4.3 million or 66.7 percent. The increase was attributable to an increase in sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001.

Cost of Sales and Gross Margin

     Cost of sales from our wireless applications segment for the six months ended July 31, 2001 was $6.6 million compared to $4.5 million for the six months ended July 31, 2000, an increase of $2.1 million or 46.6 percent. As a percentage of revenue, gross margin increased to 39.4 percent from 31.1 percent for the six months ended July 31, 2001. The increases in cost of sales and gross margin are attributable to sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $19.5 million at July 31, 2001 compared to $24.9 million at January 31, 2001, a decrease of $5.4 million. Approximately $5.2 million of the decrease relates to investments made in software development, equipment, and a minority interest in SwissQual AG ("SwissQual").

Cash Flows from Operating Activities

     Cash provided by operating activities is primarily derived from the sale of the Company's products and from providing engineering services. Cash provided by operating activities was $0.4 million and $2.7 million for the six months ended July 31, 2001 and 2000, respectively.

     Cash provided by operating activities during the six months ended July 31, 2001 was primarily a result of the Company's net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $0.6 million, and a net change in deferred income taxes of $0.7 million offset by a decrease in current liabilities and an increase in accounts receivable. Cash provided by operating activities during the six months ended July 31, 2000 was primarily a result of the Company's net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $1.0 million, a decrease in trading securities, and a decrease in other current assets, offset by an increase in accounts receivable.

Cash Flows from Investing Activities

     Cash used in investing activities was $5.3 million and $3.8 million for the six months ended July 31, 2001 and 2000, respectively. Investing activities for the six months ended July 31, 2001 and 2000 consisted primarily of cash paid for property and equipment in support of the Company's growth and for the development of software to be used in products currently under development. The Company intends to continue to invest aggressively in a software development program designed to bring new products and services for the wireless communications industry to market in a timely manner. This software development program is expected to be funded with current cash balances and cash provided by operating activities.

     On July 31, 2001, the Company acquired an 18% equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of Quality of Service ("QoS") systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP based voice and data communications. Under this alliance, COMARCO and SwissQual will jointly develop, sell and support wireless network QoS and optimization products and services for the European marketplace. In addition to expanding COMARCO's access to European wireless carriers, SwissQual will provide domain expertise and development guidance in the evolution of 2.5G and 3G system test solutions.

Cash Flows from Financing Activities

     Cash provided by financing activities for the six months ended July 31, 2001 consisted of $0.3 million from the sales of common stock issued through the Company's employee and director stock option plans, and $0.1 million from the sales of common stock issued through the Company's subsidiary stock option plan, offset by the repurchase of 10,400 shares of the Company's common stock in the open market for approximately $0.2 million. Cash provided by financing activities for the six months ended July 31, 2000 consisted of $1.5 million from sales of common stock issued through the Company's employee and director stock option plans.

     During 1992, the Company's Board of Directors authorized a stock repurchase program of up to three million shares of common stock. From program inception through July 31, 2001, the Company has repurchased approximately 2,300,000 shares for an average per share price of $7.83 per share. For the six months ended July 31, 2001, 16,100 shares were repurchased. Subsequent to July 31, 2001, the Company repurchased an additional 30,800 shares in the open market, bringing the total number of shares repurchased to approximately 2,330,000 shares for an average per share price of $7.92 per share.

     The Company maintained a $10 million unsecured revolving credit facility ("Credit Facility"). The Credit Facility expired in June 2001 and was not renewed by the Company. The Company will negotiate new terms with the bank when deemed necessary.

     The Company believes that current cash balances and cash provided by operating activities will be sufficient to satisfy the Company's working capital and capital expenditure requirements for the next twelve months. Future acquisitions, if any, may be funded through the use of current cash balances or long-term borrowings and the issuance of additional equity or debt securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of July 31, 2001, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products and services with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions through the purchase of forward foreign exchange contract.

                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     COMARCO was named as a defendant in two lawsuits filed by Mobility Electronics, Inc. ("Mobility").

     Mobility v. Targus Group International, Inc. ("Targus") and Comarco Wireless Technologies, Inc. ("CWT") No. CV2001-012640 was filed on July 23, 2001 in the Arizona Superior Court for Maricopa County, Arizona. In addition to claims against Targus, the distributor of the Company's mobile power adapter products, the lawsuit alleges that the Company intentionally interfered with Mobility's rights under an exclusive manufacturing agreement with Targus and misappropriated Mobility's trade secrets.

     Targus markets and distributes the Company's 70-Watt AC ChargeSource universal power adapter. As previously announced, the Company received an $8.6 million purchase order from Targus covering the 70-Watt AC adapter and a new DC ChargeSource universal power adapter recently introduced by COMARCO. In its complaint, Mobility contends that it currently has an exclusive contract to manufacture DC power adapters for Targus. The Company understands that Targus purchased DC power adapter products from Mobility and that Targus used and sold DC power adapter products from Mobility under a terminable, non-exclusive license agreement between the Company and Targus involving patented COMARCO technology. Prior to the filing of the lawsuit, the Company had terminated the license agreement with Targus in accordance with the provisions of the license agreement.

     Mobility v. COMARCO No. CIV011489PHXMHM was filed on August 10, 2001 in the United States District Court for the District of Arizona. This lawsuit alleges that the Company, through the manufacture and sale of its 70-Watt AC ChargeSource universal power adapter, infringe a patent purchased by Mobility on August 6, 2001.

     Based upon an initial review of the statements and claims made by Mobility, COMARCO's management believes that Mobility's claims against the Company are without merit and intends to vigorously defend the lawsuits.

     The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, or results of operations.


ITEM 2. CHANGES IN SECURITIES

     Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

               11        Schedule of Computation of Net Income Per Share


     (b)  Report on Form 8-K:

          None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on September 11, 2001.

                                                 COMARCO, INC.


                                                 By: /s/ Daniel R. Lutz
                                                     ---------------------------
                                                         Daniel R. Lutz
                                                         Vice President and
                                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                                  Description
------                                  -----------

  11             Schedule of Computation of Net Income Per Share