Form 10-Q
period 2001-10-31
COMARCO INC
filed 2001-12-17
CIK 22252

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

                                OCTOBER 31, 2001

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

      As of December 13, 2001, there were 6,887,235 shares of Common Stock outstanding.

================================================================================

                         COMARCO, INC. AND SUBSIDIARIES

                          QUARTERLY REPORT ON FORM 10-Q
                                OCTOBER 31, 2001


                                TABLE OF CONTENTS




                                                                                              Page
                                                                                              ----
PART I  -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS..........................................................        3

           Condensed Consolidated Balance Sheets as of October 31, 2001 and January 31,
               2001......................................................................        3

           Condensed Consolidated Statements of Income for the Three and Nine Months
               Ended October 31, 2001 and 2000...........................................        4

           Condensed Consolidated Statements of Cash Flows for the Nine Months
               Ended October 31, 2001 and 2000...........................................        5

           Notes to Condensed Consolidated Financial Statements..........................        6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS....................................................................       13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................       20


PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.............................................................       20

ITEM 2.    CHANGES IN SECURITIES.........................................................       21

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................................       21

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................       21

ITEM 5.    OTHER INFORMATION.............................................................       21

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................................       21

SIGNATURE................................................................................       22

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COMARCO, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    OCTOBER 31,      JANUARY 31,
                                                       2001              2001
                                                    -----------      -----------
                                                    (UNAUDITED)
Current Assets:
    Cash and cash equivalents ................      $19,765,000      $24,903,000
    Short-term investments ...................        3,291,000        3,819,000
    Accounts receivable, net .................       10,838,000        8,418,000
    Inventory ................................        5,903,000        5,277,000
    Deferred tax asset .......................        1,683,000        2,133,000
    Other current assets .....................          841,000        1,746,000
                                                    -----------      -----------
        Total current assets .................       42,321,000       46,296,000

Property and equipment, net ..................        3,873,000        3,695,000
Software development costs, net ..............        9,594,000        7,249,000
Intangible assets, net .......................        7,680,000        8,381,000
Other assets .................................        1,146,000          430,000
                                                    -----------      -----------
                                                    $64,614,000      $66,051,000
                                                    ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable .........................      $   482,000      $ 1,050,000
    Deferred revenue .........................        4,894,000        6,786,000
    Accrued liabilities ......................        7,142,000        9,364,000
                                                    -----------      -----------
        Total current liabilities ............       12,518,000       17,200,000

Deferred compensation ........................        3,291,000        3,918,000
Deferred income taxes ........................        2,287,000        1,406,000
Minority interest ............................          487,000           32,000
Stockholders' equity .........................       46,031,000       43,495,000
                                                    -----------      -----------
                                                    $64,614,000      $66,051,000
                                                    ===========      ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    OCTOBER 31,                            OCTOBER 31,
                                                          -------------------------------       -------------------------------
                                                              2001               2000               2001               2000
                                                          ------------       ------------       ------------       ------------
Revenue ............................................      $ 12,320,000       $ 13,153,000       $ 38,372,000       $ 35,202,000
Cost of sales ......................................         6,405,000          6,414,000         19,337,000         16,978,000
                                                          ------------       ------------       ------------       ------------
Gross profit .......................................         5,915,000          6,739,000         19,035,000         18,224,000
Selling, general and administrative costs ..........         2,873,000          3,236,000          9,733,000          9,132,000
Engineering and support costs ......................         1,630,000          1,239,000          4,287,000          3,568,000
                                                          ------------       ------------       ------------       ------------
Operating income before severance costs ............         1,412,000          2,264,000          5,015,000          5,524,000
Severance costs ....................................                --                 --                 --          1,325,000
                                                          ------------       ------------       ------------       ------------
Operating income ...................................         1,412,000          2,264,000          5,015,000          4,199,000
Other income .......................................           206,000            327,000            780,000            501,000
Minority interest ..................................           (18,000)            (2,000)           (44,000)            (4,000)
                                                          ------------       ------------       ------------       ------------
Income before income taxes .........................         1,600,000          2,589,000          5,751,000          4,696,000
Income tax expense .................................           590,000            946,000          2,120,000          1,715,000
                                                          ------------       ------------       ------------       ------------
Net income from continuing operations ..............         1,010,000          1,643,000          3,631,000          2,981,000
Net income (loss) from discontinued operations .....                --           (121,000)                --            378,000
                                                          ------------       ------------       ------------       ------------
Net income .........................................      $  1,010,000       $  1,522,000       $  3,631,000       $  3,359,000
                                                          ============       ============       ============       ============

Earnings per share -- continuing operations:
    Basic ..........................................      $       0.14       $       0.24       $       0.52       $       0.45
                                                          ============       ============       ============       ============
    Diluted ........................................      $       0.14       $       0.22       $       0.48       $       0.40
                                                          ============       ============       ============       ============

Earnings (loss) per share -- discontinued
    operations:
    Basic ..........................................      $         --       $      (0.02)      $         --       $       0.05
                                                          ============       ============       ============       ============
    Diluted ........................................      $         --       $      (0.02)      $         --       $       0.05
                                                          ============       ============       ============       ============

Earnings per share:
    Basic ..........................................      $       0.14       $       0.22       $       0.52       $       0.50
                                                          ============       ============       ============       ============
    Diluted ........................................      $       0.14       $       0.20       $       0.48       $       0.45
                                                          ============       ============       ============       ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         COMARCO, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED OCTOBER 31,
                                                                           -------------------------------
                                                                               2001               2000
                                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations ...............................      $  3,631,000       $  2,981,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
    Depreciation and amortization ...................................         4,127,000          3,298,000
    Gain on disposal of property and equipment ......................           (16,000)            (2,000)
    Tax benefit from exercise of stock options ......................           615,000          1,500,000
    Deferred income taxes ...........................................         1,331,000            657,000
    Provision for doubtful accounts receivable ......................           (31,000)            18,000
    Provision for obsolete inventory ................................           321,000            228,000
    Minority interest in earnings of subsidiary .....................            44,000              4,000
    Changes in operating assets and liabilities:
        Decrease (increase) in trading securities ...................           453,000           (665,000)
        Increase in accounts receivable .............................        (2,435,000)        (4,211,000)
        Increase in inventory .......................................          (947,000)          (884,000)
        Decrease in other assets ....................................           911,000            885,000
        Deferred compensation .......................................          (627,000)           666,000
        Increase (decrease) in current liabilities ..................        (3,510,000)         4,291,000
                                                                           ------------       ------------
Net cash provided by operating activities ...........................         3,867,000          8,766,000
                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales and maturities of investments ...............            72,000             11,000
    Purchases of property and equipment .............................        (1,675,000)        (1,528,000)
    Proceeds from sales of property and equipment ...................            20,000              2,000
    Investment in SwissQual .........................................        (1,073,000)                --
    Cash paid for acquisition of minority interest ..................          (118,000)                --
    Software development costs ......................................        (4,193,000)        (3,500,000)
                                                                           ------------       ------------
Net cash used in investing activities ...............................        (6,967,000)        (5,015,000)
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock ......................           283,000          1,592,000
    Net proceeds from issuance of subsidiary common stock ...........           134,000             40,000
    Purchase and retirement of common stock .........................        (1,680,000)                --
                                                                           ------------       ------------
Net cash provided by (used in) financing activities .................        (1,263,000)         1,632,000
                                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents --
    continuing operations ...........................................        (4,363,000)         5,383,000
Net increase (decrease) in cash and cash equivalents --
    discontinued operations .........................................          (775,000)         7,939,000
                                                                           ------------       ------------

Net increase (decrease) in cash and cash equivalents ................        (5,138,000)        13,322,000

Cash and cash equivalents, beginning of period ......................        24,903,000          5,064,000
                                                                           ------------       ------------

Cash and cash equivalents, end of period ............................      $ 19,765,000       $ 18,386,000
                                                                           ============       ============

Supplemental disclosures of cash flow information:
    Cash paid for interest ..........................................      $         --       $         --
                                                                           ============       ============
    Cash paid for income taxes ......................................      $    994,000       $    500,000
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

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      ORGANIZATION

        COMARCO, Inc., through its wireless technologies subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO" or the "Company"), is a leading provider of advanced technology products and services for the wireless Internet. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. COMARCO, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company's continuing operations consist solely of the operations of CWT.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

        The interim condensed consolidated financial statements of COMARCO included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001 and the Company's Quarterly Reports on Form 10-Q for the prior quarters of the current fiscal year. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2001 are not necessarily indicative of the results to be expected for the year ended January 31, 2002.

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

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements:

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which was effective upon issuance. This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to have a material effect on the Company's financial condition, consolidated results of operations or cash flows.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. This statement requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, consolidated results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides the accounting requirements for retirement obligations associated with long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, and early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company's financial condition, consolidated results of operations, or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets."

        The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending April 30, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 pertaining to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial condition, consolidated results of operations, or cash flows.


3.      STOCKHOLDERS' EQUITY

        During 1992, the Company's Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through October 31, 2001, the Company has repurchased approximately
2.4 million shares for an average price of $8.08 per share. During the third quarter ended October 31, 2001, the Company repurchased 108,800 shares of common stock in the open market for an average price of $13.31 per share. For the nine months ending October 31, 2001, the Company repurchased 124,900 shares of common stock in the open market for an average price of $13.46 per share.

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.      EARNINGS PER SHARE

        The Company calculates net income per share in accordance with SFAS No. 128, "Earnings Per Share." Under this statement, basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share reflects the effects of potentially dilutive securities. The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income. In the tables below, "Income" represents the numerator and "Shares" represent the denominator:

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     OCTOBER 31,                        OCTOBER 31,
                                                           -----------------------------       -----------------------------
                                                              2001              2000              2001              2000
                                                           -----------       -----------       -----------       -----------
BASIC:
Net income from continuing operations ...............      $ 1,010,000       $ 1,643,000       $ 3,631,000       $ 2,981,000
Weighted average shares outstanding .................        7,002,000         6,831,000         7,040,000         6,677,000
                                                           -----------       -----------       -----------       -----------
Basic income per share from continuing
    operations ......................................      $      0.14       $      0.24       $      0.52       $      0.45
                                                           ===========       ===========       ===========       ===========

Net income (loss) from discontinued operations ......      $        --       $  (121,000)      $        --       $   378,000
Weighted average shares outstanding .................        7,002,000         6,831,000         7,040,000         6,677,000
                                                           -----------       -----------       -----------       -----------
Basic income (loss) per share from discontinued
    operations ......................................      $        --       $     (0.02)      $        --       $      0.05
                                                           ===========       ===========       ===========       ===========
Net income ..........................................      $ 1,010,000       $ 1,522,000       $ 3,631,000       $ 3,359,000
Weighted average shares outstanding .................        7,002,000         6,831,000         7,040,000         6,677,000
                                                           -----------       -----------       -----------       -----------
Basic income per share ..............................      $      0.14       $      0.22       $      0.52       $      0.50
                                                           ===========       ===========       ===========       ===========

DILUTED:
Net income from continuing operations ...............      $ 1,010,000       $ 1,643,000       $ 3,631,000       $ 2,981,000
Effect of subsidiary options ........................          (44,000)          (95,000)         (178,000)         (211,000)
                                                           -----------       -----------       -----------       -----------
Net income used in calculation of diluted
    income per share from continuing
    operations ......................................      $   966,000       $ 1,548,000       $ 3,453,000       $ 2,770,000
                                                           ===========       ===========       ===========       ===========

Weighted average shares outstanding .................        7,002,000         6,831,000         7,040,000         6,677,000
Effect of dilutive securities --
    stock options ...................................           86,000           220,000            96,000           293,000
                                                           -----------       -----------       -----------       -----------
Weighted average shares used in calculation
    of diluted income per share from
    continuing operations ...........................        7,088,000         7,051,000         7,136,000         6,970,000
                                                           ===========       ===========       ===========       ===========
Diluted income per share from continuing
    operations ......................................      $      0.14       $      0.22       $      0.48       $      0.40
                                                           ===========       ===========       ===========       ===========

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.      EARNINGS PER SHARE (CONTINUED)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 OCTOBER 31,                        OCTOBER 31,
                                                       -----------------------------       -----------------------------
                                                          2001              2000              2001              2000
                                                       -----------       -----------       -----------       -----------
Net income (loss) from discontinued
    operations ..................................      $        --       $  (121,000)      $        --       $   378,000
Effect of subsidiary options ....................               --                --                --                --
                                                       -----------       -----------       -----------       -----------
Net income (loss) used in calculation of
    diluted income per share from
    discontinued operations .....................      $        --       $  (121,000)      $        --       $   378,000
                                                       ===========       ===========       ===========       ===========

Weighted average shares outstanding .............        7,002,000         6,831,000         7,040,000         6,677,000
Effect of dilutive securities --
    stock options ...............................           86,000           220,000            96,000           293,000
                                                       -----------       -----------       -----------       -----------
Weighted average shares used in calculation
    of diluted income per share from
    discontinued operations .....................        7,088,000         7,051,000         7,136,000         6,970,000
                                                       ===========       ===========       ===========       ===========
Diluted income (loss) per share from
    discontinued operations .....................      $        --       $     (0.02)      $        --       $      0.05
                                                       ===========       ===========       ===========       ===========

Net income ......................................      $ 1,010,000       $ 1,522,000       $ 3,631,000       $ 3,359,000

Effect of subsidiary options ....................          (44,000)          (95,000)         (178,000)         (211,000)
                                                       -----------       -----------       -----------       -----------
Net income used in calculation of diluted
    income per share ............................      $   966,000       $ 1,427,000       $ 3,453,000       $ 3,148,000
                                                       ===========       ===========       ===========       ===========

Weighted average shares outstanding .............        7,002,000         6,831,000         7,040,000         6,677,000
Effect of dilutive securities --
    stock options ...............................           86,000           220,000            96,000           293,000
                                                       -----------       -----------       -----------       -----------
Weighted average shares used in calculation
    of diluted income per share .................        7,088,000         7,051,000         7,136,000         6,970,000
                                                       ===========       ===========       ===========       ===========
Diluted income per share ........................      $      0.14       $      0.20       $      0.48       $      0.45
                                                       ===========       ===========       ===========       ===========


5.      INVENTORY

        Inventory consists of the following (dollars in thousands):

                                                    OCTOBER 31,     JANUARY 31,
                                                       2001            2001
                                                    -----------     -----------
Raw materials ..........................              $4,477          $4,695
Work in progress .......................                 654             363
Finished goods .........................                 772             219
                                                      ------          ------
                                                      $5,903          $5,277
                                                      ======          ======

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.      SOFTWARE DEVELOPMENT COSTS, NET

        Software development costs consist of the following (dollars in thousands):

                                                     OCTOBER 31,    JANUARY 31,
                                                        2001           2001
                                                     -----------    -----------
Capitalized software development costs .......        $ 16,778       $ 12,585
Less accumulated amortization ................          (7,184)        (5,336)
                                                      --------       --------
                                                      $  9,594       $  7,249
                                                      ========       ========

        Capitalized software development costs for the three months ended October 31, 2001 and 2000 totaled $1.4 million and $1.2 million, respectively. Capitalized software development costs for the nine months ended October 31, 2001 and 2000 totaled $4.2 million and $3.5 million, respectively. Amortization of software development costs for the three months ended October 31, 2001 and 2000 totaled $680,000 and $916,000, respectively. For the nine months ended October 31, 2001 and 2000, amortization of software development costs totaled $1.8 million and $2.4 million, respectively. Amortization of software development costs has been reported in cost of sales in the accompanying condensed consolidated financial statements.

7.      GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill and acquired intangible assets consist of the following (dollars in thousands):

                                                     OCTOBER 31,     JANUARY 31,
                                                        2001            2001
                                                     -----------     -----------
Purchased technology .......................          $  1,790        $  1,790
Customer base ..............................               930             930
Goodwill ...................................             5,032           4,947
Other acquired intangible assets ...........             1,650           1,650
                                                      --------        --------
                                                      $  9,402        $  9,317
Less accumulated amortization ..............            (1,722)           (936)
                                                      ========        ========
                                                      $  7,680        $  8,381
                                                      ========        ========

        Amortization of intangible assets for the three months ended October 31, 2001 and 2000 totaled $262,000 and $79,000, respectively. For the nine months ended October 31, 2001 and 2000, amortization of intangibles totaled $786,000 and $236,000, respectively.

8.      BUSINESS SEGMENT INFORMATION

        The Company has two operating segments: wireless infrastructure and wireless applications. Wireless infrastructure provides advanced technology products and services to the wireless Internet. Wireless applications designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers.

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.      BUSINESS SEGMENT INFORMATION (CONTINUED)

        Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (dollars in thousands):

                            THREE MONTHS ENDED OCTOBER 31, 2001            THREE MONTHS ENDED OCTOBER 31, 2000
                         -------------------------------------------    -------------------------------------------
                            WIRELESS         WIRELESS                      WIRELESS         WIRELESS
                         INFRASTRUCTURE    APPLICATIONS      TOTAL      INFRASTRUCTURE    APPLICATIONS      TOTAL
                         --------------    ------------     --------    --------------    ------------     --------
Revenue ............        $  6,931         $  5,389       $ 12,320       $  9,726         $  3,427       $ 13,153
Cost of sales ......           3,185            3,220          6,405          4,091            2,323          6,414
                            --------         --------       --------       --------         --------       --------
Gross profit .......        $  3,746         $  2,169       $  5,915       $  5,635         $  1,104       $  6,739
                            ========         ========       ========       ========         ========       ========
Gross margin .......            54.0%            40.2%          48.0%          57.9%            32.2%          51.2%
                            ========         ========       ========       ========         ========       ========

                             NINE MONTHS ENDED OCTOBER 31, 2001             NINE MONTHS ENDED OCTOBER 31, 2000
                         -------------------------------------------    -------------------------------------------
                            WIRELESS         WIRELESS                      WIRELESS         WIRELESS
                         INFRASTRUCTURE    APPLICATIONS      TOTAL      INFRASTRUCTURE    APPLICATIONS      TOTAL
                         --------------    ------------     --------    --------------    ------------     --------
Revenue ............        $ 22,040         $ 16,332       $ 38,372       $ 25,210         $  9,992       $ 35,202
Cost of sales ......           9,487            9,850         19,337         10,132            6,846         16,978
                            --------         --------       --------       --------         --------       --------
Gross profit .......        $ 12,553         $  6,482       $ 19,035       $ 15,078         $  3,146       $ 18,224
                            ========         ========       ========       ========         ========       ========
Gross margin .......            57.0%            39.7%          49.6%          59.8%            31.5%          51.8%
                            ========         ========       ========       ========         ========       ========

        Revenue by geographic area consists of the following (dollars in thousands):

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                   OCTOBER 31,                OCTOBER 31,
                             ----------------------      ----------------------
                               2001          2000          2001          2000
                             --------      --------      --------      --------
North America .........      $ 11,087      $ 11,152      $ 35,757      $ 31,622
Europe ................            --           106            16           280
Asia ..................           116           307           970           314
Latin America .........         1,117         1,588         1,629         2,986
                             --------      --------      --------      --------
                             $ 12,320      $ 13,153      $ 38,372      $ 35,202
                             ========      ========      ========      ========


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

        Targus markets and distributes the Company's 70-Watt AC ChargeSource universal power adapter. As previously announced, the Company received an $8.6 million purchase order from Targus covering the 70-Watt AC adapter and a new DC ChargeSource universal power adapter recently introduced by COMARCO. In its complaint, Mobility contends that it currently has an exclusive contract to manufacture DC power adapters for Targus. The Company understands that Targus purchased DC power adapter products from Mobility and that Targus used and sold

                         COMARCO, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.      CONTINGENCIES (CONTINUED)

DC power adapter products from Mobility under a terminable, non-exclusive license agreement between the Company and Targus involving patented COMARCO technology. Prior to the filing of the lawsuit, the Company had terminated the license agreement with Targus in accordance with the provisions of the license agreement.

        During October 2001, the three parties to the lawsuit entered into a settlement agreement and, on November 26, 2001, the lawsuit was dismissed with prejudice.

        Mobility v. COMARCO No. CIV011489PHXMHM was filed on August 10, 2001. This lawsuit alleges that the Company, through the manufacture and sale of its 70-Watt AC ChargeSource universal power adapter, infringed upon a patent purchased by Mobility on August 6, 2001.

        COMARCO's management believes that Mobility's infringement claim against the Company is without merit and intends to vigorously defend the lawsuit.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. This report includes "forward-looking statements" that are subject to risks, uncertainties, and other factors that could cause actual results or outcomes to differ materially from those contemplated by the forward-looking statements. Forward-looking statements in this release are generally identified by words such as "believes," "anticipates," "plans," "expects," "will," "would," and similar expressions that are intended to identify forward-looking statements. A number of important factors could cause our results to differ materially from those indicated by these forward-looking statements, including, among others, the impact of perceived or actual weakening of economic conditions on customers' and prospective customers' spending on our products and services; quarterly fluctuations in our revenue or other operating results; failure to meet financial expectations of analysts and investors, including failure from significant reductions in demand from earlier anticipated levels; potential difficulties in the assimilation of operations, strategies, technologies, personnel and products of acquired companies and technologies; risks related to market acceptance of our products and our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; and competitors' release of competitive products and other actions. Further information on potential factors that could affect our financial results are included in risks detailed from time to time in our Securities and Exchange Commission filings, including without limitation our quarterly reports on Form 10-Q for the prior quarters of the current fiscal year and our annual report of Form 10-K for the year ended January 31, 2001.

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

OVERVIEW

        COMARCO, Inc., through its wireless technologies subsidiary Comarco Wireless Technologies, Inc. (collectively, "COMARCO," or the "Company"), is a leading provider of advanced technology products and services for the wireless Internet. COMARCO also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. COMARCO, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. ("CWT") was incorporated in the State of Delaware in September 1993. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of CWT.

RESULTS OF OPERATIONS -- CONTINUING OPERATIONS

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

Wireless Applications

        This operating segment designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and personal organizers. Remote voice systems currently include various call box products that provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, approximately 14,000 call boxes are installed, the majority of which are serviced and maintained under long-term agreements.

        The wireless applications segment also includes the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that powers and charges most laptop computers, cellular telephones, handheld devices, and portable printers. This product is currently distributed by Targus Group International ("Targus"). The ChargeSource product offering has been expanded with the newly designed DC ChargeSource universal power adapter. The DC adapter allows the traveling professional to use all of their existing ChargeSource SmartTips on the road or in the air. The new device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in cars today. The new ChargeSource DC adapter began shipping during the third quarter of the current fiscal year. This new product is also being distributed by Targus.

        The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of income for the three and nine months ended October 31, 2001 and 2000. The table and discussion that follows provide information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

                                                                   PERCENTAGE OF REVENUE
                                                      -----------------------------------------------
                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           OCTOBER 31,                OCTOBER 31,
                                                      --------------------       --------------------
                                                       2001          2000         2001          2000
                                                      ------        ------       ------        ------
Revenue ........................................       100.0%        100.0%       100.0%        100.0%
Cost of sales ..................................        52.0          48.8         50.4          48.2
                                                      ------        ------       ------        ------
Gross margin ...................................        48.0          51.2         49.6          51.8
Selling, general and administrative costs ......        23.3          24.6         25.4          25.9
Engineering and support costs ..................        13.2           9.4         11.2          10.2
                                                      ------        ------       ------        ------
Operating income before severance costs ........        11.5          17.2         13.0          15.7
Severance costs ................................          --            --           --           3.8
                                                      ------        ------       ------        ------
Operating income ...............................        11.5          17.2         13.0          11.9
Other income ...................................         1.7           2.5          2.0           1.4
Minority interest ..............................        (0.2)           --         (0.1)           --
                                                      ------        ------       ------        ------
Income before income taxes .....................        13.0          19.7         14.9          13.3
Income tax expense .............................         4.8           7.2          5.5           4.8
                                                      ------        ------       ------        ------
Net income from continuing operations ..........         8.2%         12.5%         9.4%          8.5%
                                                      ======        ======       ======        ======

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2001 TO THE THREE MONTHS ENDED OCTOBER 31, 2000

CONSOLIDATED

Revenue

        Total revenue for the third quarter of fiscal 2002, which ended October 31, 2001, decreased 6.3 percent to $12.3 million compared to the third quarter of fiscal 2001. As discussed below, the decrease is attributable to decreased sales from our wireless infrastructure segment, partially offset by an increase in sales from our wireless applications segment.

Cost of Sales and Gross Margin

        Total cost of sales was $6.4 million for the third quarters of both fiscal 2002 and 2001. As a percentage of revenue, gross margin for the third quarter of fiscal 2002 was 48.0 percent as compared to 51.2 percent for the third quarter of the prior fiscal year. As discussed below, the decrease in gross margin is attributable to lower sales from our wireless infrastructure segment partially offset by an improved contribution from increased sales from our wireless applications segment.

Selling, General and Administrative Costs

        Selling, general and administrative costs for the third quarter of fiscal 2002 were $2.9 million compared to $3.2 million for the third quarter of fiscal 2001, a decrease of $0.4 million or 11.2 percent. Excluding costs attributable to EDX Engineering, Inc. ("EDX"), which was acquired on December 7, 2000, selling, general and administrative costs for the third quarter of 2002 decreased $0.7 million in comparison to the corresponding quarter of the prior fiscal year. This decrease was driven by lower third quarter sales in comparison to the prior fiscal year, as well as enterprise-wide cost reductions that were put in place during the preceding 12 months. These cost reductions include the elimination of direct sales and marketing efforts for our ChargeSource mobile power products, closing the sales and support office in London and reorganizing our call box business resulting in a significant reduction of indirect costs. As a percentage of revenue, selling, general and administrative costs decreased to
23.3 percent from 24.6 percent for the third quarter of the prior fiscal year.

Engineering and Support Costs

        Engineering and support costs, net of capitalized software development costs, for the third quarter of fiscal 2002 were $1.6 million compared to $1.2 million for the third quarter of fiscal 2001, an increase of $0.4 million or
31.6 percent. Excluding costs attributable to EDX, gross engineering and support costs for the third quarter of fiscal 2002 were $2.8 million compared to $2.4 million for the third quarter of fiscal 2001, an increase of $0.4 million or
14.2 percent. This increase is primarily due to continued investment in our product development programs, which include GPRS and 1XRTT products (2.5G technologies), as well as 3G scanners. Capitalized software development costs, which totaled $1.4 million and $1.2 million for the three months ended October 31, 2001 and 2000, respectively, partially offsets the increase in gross engineering costs. The increase in capitalized software development costs is consistent with our ongoing development programs.

Other Income

        Other income, consisting primarily of interest income, decreased $121,000 to $206,000 for the three months ended October 31, 2001 from $327,000 for the three months ended October 31, 2000. The decrease was primarily due to lower interest rates during the third quarter of fiscal 2002.

Income Tax Expense

        The effective tax rate for the quarters ended October 31, 2001 and 2000 was 36.5 percent, applied on pre-tax income before minority interest expense.

WIRELESS INFRASTRUCTURE

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
                                                        (DOLLARS IN THOUSANDS)
Revenue ......................................        $  6,931         $  9,726
Cost of sales ................................           3,185            4,091
                                                      --------         --------
Gross profit .................................        $  3,746         $  5,635
                                                      ========         ========
Gross margin .................................            54.0%            57.9%
                                                      ========         ========

Revenue

        Revenue from our wireless infrastructure segment for the third quarter of fiscal 2002 was $6.9 million compared to $9.7 million for the third quarter of fiscal 2001, a decrease of $2.8 million or 28.7 percent. This decrease was attributable to decreased sales of our test and measurement products partially offset by increased sales of our engineering services. Our new order flow for test and measurement products was negatively impacted by the tragic events of September 11. Additionally, during fiscal 2001, a national wireless carrier purchased a significant number of baseLINE systems, our Quality of Service competitive benchmarking system. These sales were not expected to recur in the current fiscal year. In April 2001, we were awarded a $6.6 million contract to provide network optimization services. Revenue from this contract resulted in increased sales of engineering services in the third quarter of fiscal 2002 in comparison to the third quarter of fiscal 2001.

Cost of Sales and Gross Margin

        Cost of sales from our wireless infrastructure segment in the third quarter of fiscal 2002 was $3.2 million compared to $4.1 million for the third quarter of fiscal 2001, a decrease of approximately $0.9 million or 22.1 percent. As a percentage of revenue, gross margin decreased to 54.0 percent from
57.9 percent in the third quarter of the prior fiscal year. The decrease in gross margin is attributable to decreased absorption of fixed costs due to lower sales of our test and measurement products.


WIRELESS APPLICATIONS

                                                          THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
                                                        (DOLLARS IN THOUSANDS)
Revenue ......................................        $  5,389         $  3,427
Cost of sales ................................           3,220            2,323
                                                      --------         --------
Gross profit .................................        $  2,169         $  1,104
                                                      ========         ========
Gross margin .................................            40.2%            32.2%
                                                      ========         ========

Revenue

        Revenue from our wireless applications segment for the third quarter of 2002 was $5.4 million compared to $3.4 million for the third quarter of 2001, an increase of approximately $2.0 million or 57.3 percent. The increase was attributable to increased sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that began shipping during the fourth quarter of fiscal 2001, and the introduction of the new ChargeSource DC adapter that began shipping during the third quarter of fiscal 2002.

Cost of Sales and Gross Margin

        Cost of sales from our wireless applications segment for the third quarter of fiscal 2002 was $3.2 million compared to $2.3 million for the third quarter of fiscal 2001, an increase of $0.9 million or 38.6 percent. As a percentage of revenue, gross margin increased to 40.2 percent from 32.2 percent in the third quarter of the prior fiscal year. The increases in cost of sales and gross margin are attributable to sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001, as well as our newly developed ChargeSource DC adapter that went into production during the third quarter of the current fiscal year.

COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2001 TO THE NINE MONTHS ENDED OCTOBER 31, 2000

CONSOLIDATED

Revenue

        Total revenue for the nine months ended October 31, 2001, increased 9.0 percent to $38.4 million compared to the corresponding period of the prior fiscal year. As discussed below, the increase is attributable to increased sales from our wireless applications segment, partially offset by a decrease in sales from our wireless infrastructure segment.

Cost of Sales and Gross Margin

        Total cost of sales for the nine months ended October 31, 2001 increased
13.9 percent to $19.3 million compared to the corresponding period of fiscal 2001. As a percentage of revenue, gross margin was 49.6 percent as compared to
51.8 percent for the nine months ended October 31, 2000. As discussed below, the decrease in gross margin is attributable to lower sales from our wireless infrastructure segment partially offset by an improved contribution from increased sales from our wireless applications segment.

Selling, General, and Administrative Costs

        Selling, general, and administrative costs for the nine months ended October 31, 2001 were $9.7 million compared to $9.1 million for the corresponding period of the prior fiscal year, an increase of $0.6 million or
6.6 percent. Excluding costs attributable to EDX, selling, general, and administrative costs for the nine months ended October 31, 2001 decreased by $0.6 million in comparison to the corresponding period of the prior fiscal year. This decrease was driven by lower sales in the third quarter of fiscal 2002, as well as enterprise-wide cost reductions discussed above. As a percentage of revenue, total selling, general, and administrative costs were consistent at
25.4 percent and 25.9 percent for the nine months ended October 31, 2001 and 2000, respectively.

Engineering and Support Costs

        Engineering and support costs, net of capitalized software development costs, for the nine months ended October 31, 2001 were $4.3 million compared to $3.6 million for the nine months ended October 31, 2000, an increase of $0.7 million or 20.2 percent. Excluding costs attributable to EDX, gross engineering and support costs for the nine months ended October 31, 2001 were $8.0 million compared to $7.0 million for the nine months ended October 31, 2000, an increase of $1.0 million or 12.2 percent. This increase is primarily due to continued investment in our product development programs, which include GPRS and 1XRTT products (2.5G technologies), as well as 3G scanners. Capitalized software development costs, which totaled $4.2 million and $3.5 million for the nine months ended October 31, 2001 and 2000, respectively, partially offset the increase in gross engineering costs. The increase in capitalized software development costs is consistent with our ongoing development programs.

Severance Costs

        During the nine months ended October 31, 2000 and in conjunction with the disposition of the Company's non-wireless businesses, COMARCO was required to record a $1.3 million charge to continuing operations for costs related to severance agreements for the Company's outgoing corporate staff. No comparable costs were incurred during the nine months ended October 31, 2001.

Other Income

        Other income, consisting primarily of interest income, increased $279,000 to $780,000 for the nine months ending October 31, 2001 from $501,000 for the nine months ended October 31, 2000. The increase was primarily due to higher invested cash balances during the first half of fiscal 2002.


Income Tax Expense

        The effective tax rate for the nine months ended October 31, 2001 and 2000 was 36.5 percent, applied on pre-tax income before minority interest expense.


WIRELESS INFRASTRUCTURE

                                                           NINE MONTHS ENDED
                                                              OCTOBER 31,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
                                                        (DOLLARS IN THOUSANDS)
Revenue ......................................        $ 22,040         $ 25,210
Cost of sales ................................           9,487           10,132
                                                      --------         --------
Gross profit .................................        $ 12,553         $ 15,078
                                                      ========         ========
Gross margin .................................            57.0%            59.8%
                                                      ========         ========

Revenue

        Revenue from our wireless infrastructure segment for the nine months ended October 31, 2001 was $22.0 million compared to $25.2 million for the nine months ended October 31, 2000, a decrease of $3.2 million or 12.6 percent. Excluding revenue attributable to EDX, the decrease in revenue was $4.5 million or 17.7 percent. This decrease was attributable to decreased sales of our test and measurement products. As previously discussed, our business was disrupted during the third quarter of fiscal 2002 and our new order flow for test and measurement products was negatively impacted. Additionally, during fiscal 2001, a national wireless carrier purchased a significant number of baseLINE systems, our Quality of Service competitive benchmarking system. These sales were not expected to recur in the current fiscal year.

Cost of Sales and Gross Margin

        Cost of sales from our wireless infrastructure segment in the nine months ended October 31, 2001 was $9.5 million compared to $10.1 million for the nine months ended October 31, 2000, a decrease of approximately $0.6 million or
6.4 percent. As a percentage of revenue, gross margin decreased to 57.0 percent from 59.8 percent for the nine months ended October 31, 2000. The decrease in gross margin is attributable to decreased absorption of fixed costs due to lower sales of our test and measurement products.


WIRELESS APPLICATIONS

                                                           NINE MONTHS ENDED
                                                              OCTOBER 31,
                                                      -------------------------
                                                        2001             2000
                                                      --------         --------
                                                       (DOLLARS IN THOUSANDS)
Revenue ......................................        $ 16,332         $  9,992
Cost of sales ................................           9,850            6,846
                                                      --------         --------
Gross profit .................................        $  6,482         $  3,146
                                                      ========         ========
Gross margin .................................            39.7%            31.5%
                                                      ========         ========

Revenue

        Revenue from our wireless applications segment for the nine months ended October 31, 2001 was $16.3 million compared to $10.0 million for the nine months ended October 31, 2000, an increase of approximately $6.3 million or 63.5 percent. The increase was attributable to increased sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that began shipping during the fourth quarter of fiscal 2001, and the introduction of the new ChargeSource DC adapter that began shipping during the third quarter of fiscal 2002.

Cost of Sales and Gross Margin

        Cost of sales from our wireless applications segment for the nine months ended October 31, 2001 was $9.9 million compared to $6.8 million for the nine months ended October 31, 2000, an increase of $3.0 million or 43.9 percent. As a percentage of revenue, gross margin increased to 39.7 percent from 31.5 percent for the nine months ended October 31, 2001. The increases in cost of sales and gross margin are attributable to sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that went into production during the fourth quarter of fiscal 2001, as well as our newly developed ChargeSource DC adapter that went into production during the third quarter of fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents were $19.8 million at October 31, 2001 compared to $24.9 million at January 31, 2001, a decrease of $5.1 million. The $5.1 million decrease is primarily due to investments made in software development, property and equipment, a minority interest in SwissQual AG ("SwissQual"), and the purchase and retirement of $1.7 million of common stock, partially offset by cash provided by operations.

Cash Flows from Operating Activities

        Cash provided by operating activities is primarily derived from the sale of the Company's products and from providing engineering services. Cash provided by operating activities was $3.9 million and $8.8 million for the nine months ended October 31, 2001 and 2000, respectively.

        Cash provided by operating activities during the nine months ended October 31, 2001 was primarily a result of the Company's net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $0.6 million, and a net change in deferred income taxes of $1.3 million offset by a decrease in current liabilities and an increase in accounts receivable. The $3.5 million decrease in current liabilities was primarily due to $1.5 million in prepaid sales that were recognized as revenue during the nine months ended October 31, 2001, as well as income tax payments and the timing of payments of trade accounts payable. Cash provided by operating activities during the nine months ended October 31, 2000 was primarily a result of the Company's net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $1.5 million, a decrease in other assets, and an increase in current liabilities, offset by an increase in accounts receivable and inventory.

Cash Flows from Investing Activities

        Cash used in investing activities was $7.0 million and $5.0 million for the nine months ended October 31, 2001 and 2000, respectively. Investing activities for the nine months ended October 31, 2001 and 2000 consisted primarily of cash paid for property and equipment in support of the Company's growth and for the development of software to be used in products currently under development. The Company intends to continue to invest aggressively in a software development program designed to bring new products and services for the wireless communications industry to market in a timely manner. This software development program is expected to be funded with current cash balances and cash provided by operating activities.

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

Cash Flows from Financing Activities

        Cash provided by financing activities for the nine months ended October 31, 2001 consisted of $0.3 million from the sales of common stock issued through the Company's employee and director stock option plans, and $0.1 million from the sales of common stock issued through the Company's subsidiary stock option plan, offset by the repurchase of 124,900 shares of the Company's common stock in the open market for approximately $1.7 million. Cash provided by financing activities for the nine months ended October 31, 2000 consisted primarily of $1.6 million from sales of common stock issued through the Company's employee and director stock option plans.

        During 1992, the Company's Board of Directors authorized a stock repurchase program of up to three million shares of common stock. From program inception through October 31, 2001, the Company has repurchased approximately 2,400,000 shares for an average per share price of $8.08 per share. For the nine months ended October 31, 2001, 124,900 shares were repurchased. Subsequent to October 31, 2001, the Company repurchased an additional 78,800 shares in the open market, bringing the total number of shares repurchased to approximately 2,490,000 shares for an average per share price of $8.20 per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk, including changes in interest rates and currency exchange rates. As of October 31, 2001, the Company had no accounts receivable denominated in foreign currencies. The Company's standard terms require foreign customers to pay for the Company's products and services with U.S. dollars. For those orders denominated in foreign currencies, the Company may limit its exposure to losses from foreign currency transactions through the purchase of forward foreign exchange contract.


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

        During October 2001, the three parties to the lawsuit entered into a settlement agreement and, on November 26, 2001, the lawsuit was dismissed with prejudice.

        Mobility v. COMARCO No. CIV011489PHXMHM was filed on August 10, 2001. This lawsuit alleges that the Company, through the manufacture and sale of its 70-Watt AC ChargeSource universal power adapter, infringed upon a patent purchased by Mobility on August 6, 2001.

        COMARCO's management believes that Mobility's infringement claim against the Company is without merit and intends to vigorously defend the lawsuit.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits:


           11       Schedule of Computation of Net Income Per Share


  (b)   Report on Form 8-K:

               None.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on December 13, 2001.

                                             COMARCO, INC.


                                             By: /s/ Daniel R. Lutz
                                                 -------------------------------
                                                     Daniel R. Lutz
                                                     Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11                Schedule of Computation of Net Income Per Share