Form 10-K
period 2002-01-31
COMARCO INC
filed 2002-05-01
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

January 31, 2002

OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-5449

COMARCO, INC.
(Exact name of registrant as specified in its charter)

California	95-2088894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Cromwell, Irvine, California 92618
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (949) 599-7400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes       Ö             No

Indicate by a check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10-K.
☑

Common stock outstanding at April 22, 2002—6,951,814 shares.

Class	Aggregate market value of shares held by non-affiliates
Common Stock	$61,468,315

The total number of shares held by non-affiliates on April 22, 2002 was 6,792,079. This number was multiplied by $9.05 per share (the closing sale price of the Common Stock on April 22, 2002 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers and Directors of registrant are affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE
The Company intends to file with the Securities and Exchange Commission by May 29, 2002 a definitive Proxy Statement (the “2002 Proxy Statement”) relating to its 2002 Annual Meeting of Stockholders, which meeting involves the election of directors and certain related matters. The 2002 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.

COMARCO, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

ii

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Part I, Item 1 of this report on Form 10-K, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications.

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

ITEM 1.    BUSINESS

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of hardware and software products and services for the wireless industry. Comarco also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

We have two primary businesses: wireless infrastructure and wireless applications. Our wireless infrastructure business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. The wireless infrastructure business is also a provider of engineering services that assist wireless carriers, equipment vendors, and others in all phases of the wireless network lifecycle. Our wireless applications business designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices.

Wireless Industry

The wireless industry has experienced rapid growth over the past several years and wireless carriers have made significant capital investments to expand their networks. However, during the past year, wireless carriers have been experiencing slowing subscriber growth, intensifying price competition, reduced access to capital, and the need to manage cash flow. Coupled with a weakened economy, wireless carriers have responded to these challenges by reducing capital spending and focusing on projects that can most directly contribute to their revenue. Wireless carriers now appear focused on satisfying customer demand for enhanced data services, seamless and comprehensive coverage, improved Quality of Service (“QoS”) and faster data transmission. Many of these initiatives require capital spending for additional network capacity and next-generation technologies. With reduced availability of capital and the transition to next-generation technologies, plans, projects and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, their spending patterns are increasingly volatile and difficult to predict. The recent downturn in the wireless industry has reduced overall demand for wireless infrastructure products and related services, and has made it very difficult for us to forecast our wireless infrastructure operations for fiscal 2003.

We anticipate that over the longer-term capital spending growth will be driven by a number of factors, including a growing number of subscribers, increasing minutes of use, and the growing demand for the enhanced data services and improved quality promised by next-generation wireless technologies. The deployment of 2.5G and 3G technologies will require the timely development and manufacture of new or advanced infrastructure equipment, including mobile test and measurement tools specifically designed to address the needs of wireless carriers as they transition their existing 2G networks to next-generation technologies. With a product portfolio of test and measurement tools that currently supports 2.5G and 3G technologies, as well as legacy 2G technologies, and core competencies that include expertise in all current and emerging wireless technology standards, industrial hardware design, software development, and low cost manufacturing, we believe we are well positioned to capitalize on the capital spending cycle for next-generation technologies.

Wireless Technology Transition

Wireless networks have evolved from first generation analog technology, or 1G, to second-generation digital voice technology, or 2G. These digital systems provide improved network capacity and signal quality and remain the current standard for most wireless networks. The 2G technology standards used today are Time Division Multiple Access (“TDMA”) supported mainly in North and South America, Code Division Multiple Access (“CDMA”) supported in both the Americas and Asia Pacific, and Global System for Mobile Communications (“GSM”) supported all over the world. While the build-out of 2G networks continues, there is an increasing demand for next-generation technologies that provide additional data capacity and transmission speeds that permit wireless transmission of integrated voice, data, and Internet and video traffic. To meet this demand, many wireless carriers are either in the process of upgrading their existing 2G networks to 2.5G and 3G technologies or evaluating options to evolve their networks to these next-generation technologies.

CDMA networks are evolving to 3G according to the CDMA 3G (1xRTT) standard, also know as cdma2000, for voice and high-speed data. 1xEV and 1xDV are also emerging CDMA 3G standards for high-speed wireless networks for data, voice, and multimedia communications. GSM networks are evolving to carry data, as well as voice, with the introduction of General Packet Radio Standard (“GPRS”). Both GSM and GPRS networks are expected to evolve to 3G in accordance with Universal Mobile Telecommunications System (“UMTS”), a 3G standard with a European focus. Wireless carriers operating TDMA networks are generally expected to choose between the UMTS and cdma2000 migration paths to 3G systems.

GPRS and 1xRTT are both viewed as 2.5G technologies that provide a bridging step between 2G and 3G wireless networks. These 2.5G technologies enable carriers to upgrade their existing 2G networks with certain software and hardware enhancements. These upgrades often require significant investments in software and equipment, but generally do not require the comprehensive new infrastructure investment required for 3G networks. In addition, while these upgraded networks can provide improvements in capacity, coverage, and performance, they have significantly less bandwidth capacity and lower transmission speeds than 3G networks are expected to provide. cdma2000 and UMTS, both viewed as 3G technologies, are expected to provide high capacity broadband wireless data services at speeds of up to two megabits per second, with the capacity and speed to support voice, data, mobile Internet access, and full-motion video. The use of mobile wireless devices for Internet access and other data transmissions is expected to increase substantially over the next several years. These 3G technologies are also expected to be able to provide incremental network capacity and operating efficiencies.

Our Business Operations

Wireless Infrastructure

Our wireless infrastructure business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio Frequency engineers (“RF engineers”), professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed. As wireless carriers deploy 2.5G technologies across their existing networks and ultimately evolve to 3G systems, the demand for next-generation wireless infrastructure products and services is expected to increase.

Products

Our wireless infrastructure products include test and measurement solutions that support all 2G and 2.5G technology standards, including TDMA, CDMA, GSM, iDEN, 1xRTT, and GPRS, and certain emerging 3G technology standards.

•
The X-Series product family includes advanced tools used to solve complex engineering problems and are ideally designed to optimize wireless networks whether newly deployed, expanded, or upgraded with next-generation technologies. This family of products includes:

—
X50 CDMA/TDMA/GSM—These dual calling module units are designed specifically to meet the needs of RF engineers tasked with optimizing wireless networks. These tools support two phones, one or two high-speed scanners, PN scanning, and Q-MOS (voice quality testing).

—
X50 GPRS—A field measurement system designed to collect and analyze critical performance data from integrated GSM/GPRS wireless networks. This product has a complete suite of built-in automated data test calls that measure end-to-end wireless data application parameters such as access, set-up time, throughput, delay and connection failures.

—
XQuad GPRS—This drive test system is utilized for both network optimization and competitive benchmarking. This product was designed for both in-field optimization, as well as extensive data collection and advanced post-processing analysis. The XQuad GPRS supports both GSM and GPRS technologies and includes two high-speed scanners for dual-band network analysis and in–depth RF engineering tasks.

—
XHybrid—This optimization system supports both TDMA and GSM/GPRS wireless networks and is intended to address the challenges encountered by wireless carriers who are migrating their 2G network technologies from TDMA to GSM and GPRS. This product includes two scanners for dual-band network analysis and in-depth RF engineering tasks.

•
The NeXus (1xRTT) is a flexible solution that addresses the challenges of deploying complex 1xRTT voice and data network technology. This tool is scalable to support up to five phones, as well as PN scanning. Used as a mobile network test and measurement tool, the NeXus is ideal for initial network deployment through advanced optimization. The NeXus product also offers comprehensive IP-based service testing, coupled with advanced mobile network logging and optimization functionality.

•
Our 3G Scanner enables the user to simultaneously scan all essential RF and baseband network performance metrics for dual-band 2G frequencies, as well as UMTS bands. We offer both W-CDMA and cdma2000 models, delivering a truly global scanning solution. It’s easier than ever to evaluate integrated network performance for 3G/UMTS spectrum deployment while simultaneously comparing coverage and quality to existing 2G and 2.5G networks.

•
The baseLINE product family is used to collect and analyze QoS data from the wireless networks of multiple carriers. These products, which currently support all 2G technologies, enable wireless carriers to benchmark their quality of service against competing carriers.

•	The LT Series is used to monitor network performance during all phases of the wireless network lifecycle and supports all 2G technologies.

•
The EDX portfolio of wireless network planning software includes EDX SignalPro, a comprehensive software package offering a complete set of planning tools that includes multi-site coverage and interference analysis, multiple point-to-point link analysis, a comprehensive set of propagation models, full mapping capabilities, and full access to terrain, ground cover, demographic, traffic, and other databases.

•
RAPcentral is the first application based on a newly developed stationary testing platform. This application, which consists of hardware and software, automates data collection, analysis, and delivery of revenue assurance information that is critical to wireless carriers in their efforts to capture and bill for all minutes of use. With the expansion of existing wireless networks and the deployment of next-generation technologies, it is not uncommon for the billing records to be negatively impacted by corrupt or missing data, resulting in unbilled revenue. RAPcentral, which was released during the third quarter of fiscal 2002, is ideally designed to reduce revenue leakage.

Services

The wireless infrastructure business is also a provider of engineering services that assist wireless carriers, equipment vendors, and others deploy, optimize, and evaluate the performance of wireless networks. When engaged, we are able to provide and support skilled RF engineers and professional technicians and the tools best suited for the engagement. Our offering of engineering services for wireless networks includes:

•	Planning and design utilizing EDX SignalPro,

•	Optimization utilizing the X-Series products,

•	QoS drive testing utilizing the baseLINE products, and

•	Revenue assurance data collection and analysis utilizing our stationary testing platform and RAPcentral.

The downturn in the wireless industry has caused us to reevaluate our strategy of providing engineering services. We began offering engineering services, which are complementary to our wireless infrastructure products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, during the past year and as wireless carriers reduced their spending, the competition to provide engineering services has become more intense. Lower contract pricing and fewer opportunities are resulting in reduced revenue and profitability for all engineering services providers. We currently do not have a major contract to provide engineering services, and accordingly, have reduced staffing and related expenses to a level consistent with the future profit opportunity associated with providing these services. We continue to evaluate all opportunities to provide engineering services and intend to execute only those contracts that we project to be profitable.

Wireless Applications

Our wireless applications business designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Remote voice systems currently include various call box products that provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, approximately 14,000 CWT call boxes are installed, the majority of which are serviced and maintained under long-term agreements.

Our wireless applications business also includes the ChargeSource family of mobile power products. The 70-watt universal AC power adapter, our second-generation mobile power system, powers and charges most laptop computers, cellular telephones, handheld devices, and portable printers. The ChargeSource product offering has been expanded with the newly designed ChargeSource universal DC power adapter. The universal DC power adapter allows traveling professionals to use all of their existing ChargeSource SmartTips on the road or in the air. The new device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in cars today. The new ChargeSource universal DC power adapter began shipping during the third quarter of fiscal 2002. Targus Group International (“Targus”) currently distributes these two products. We anticipate expanding the ChargeSource product offering with a 20-watt universal power adapter with both AC and DC inputs during the third quarter of fiscal 2003. This product is targeted at users of cellular telephones, pocket PCs, handheld devices, and digital cameras and camcorders.

Marketing, Sales, and Distribution

Wireless Infrastructure.    We market and sell our wireless infrastructure products and services through a direct sales force of technically trained personnel and through independent sales representatives and resellers. Our North American sales are made though our direct sales organization located in California. Sales in Latin and South America and Asia are generally made through our offices located in Singapore, Mexico, and Brazil. These international offices coordinate the marketing, sales, and support efforts of a network of representatives and distributors typically located in the respective geographic regions. During fiscal 2002, we purchased an equity stake in Switzerland based SwissQual AG (“SwissQual”), a developer of speech quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual is responsible for reselling and supporting our co-branded wireless infrastructure products in Europe and Africa.

Wireless Applications.    Our current ChargeSource mobile power products, which include the 70-watt universal AC power adapter and the universal DC power adapter, are marketed and distributed exclusively by Targus. We market and sell our remote voice systems through a direct sales force located in California.

Competition

Wireless Infrastructure.    The market for our hardware and software tools and engineering services for the wireless industry is highly competitive and is served by numerous providers. Our primary competitors with respect to our test and measurement tools are Agilent Technologies, Ascom, Ericsson, and Allen Telecom. For engineering services, our primary competitors are Wireless Facilities, LCC International, Agilent, and GWS. Many of our competitors are larger and have greater financial resources.

The wireless industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. To compete successfully in our market, we believe we must have the ability to:

•	Properly identify customer needs,

•	Price our products and services competitively,

•	Innovate and develop new or advanced products,

•	Successfully commercialize new technologies in a timely manner,

•	Manufacture and deliver our products in sufficient volumes on time, and

•	Differentiate our offerings from the competitors’ offerings.

Wireless Applications.    The market for our remote voice systems is served by numerous providers, including Gaitronics, Talk-A-Phone, and other manufactures of wireless and wireline emergency and information telephones. Numerous providers, including Belkin and Fellows, as well as the cellular telephone and PC OEMs, also serve the market for our ChargeSource mobile power products. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our wireless applications products provide us a competitive advantage. However, our ability to compete in these markets depends on our ability to successfully commercialize new technologies in a timely manner, and manufacture and deliver our products in sufficient volumes.

Customer Dependency

Wireless Infrastructure.    We sell our products and services to wireless carriers, equipment vendors, and others located throughout the world. A limited number of customers have provided a substantial portion of our revenue. In fiscal 2002, Targus, the distributor of our mobile power products, provided 22 percent of our revenue and Nortel Networks provided 12 percent of our revenue under an engineering services contract. In fiscal 2001, Verizon Wireless and AT&T Wireless Services, respectively, provided 13 percent and 15 percent of our revenue. Both companies are wireless carriers and customers of our wireless infrastructure business. In fiscal 2000, Targus provided 10 percent of our revenue. The spending patterns of these customers can vary significantly during the year.

An elimination or change in the spending patterns of these customers could negatively affect our operating results. Also in fiscal 2000, the transportation authorities of Los Angeles and San Francisco each provided 12 percent of our revenue. The revenue generated from these customers was primarily from contracts for the sale and installation of large-scale remote voice systems and related upgrades. These types of contracts are generally non-recurring.

Research and Development

We sell our products in markets that are characterized by rapid technology changes, frequent new product and service introductions, and evolving technology standards. Accordingly, we devote significant resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.

As of April 22, 2002, we employed approximately 60 engineers and other technical personnel who are dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

•	We collaborate closely with our customers and partners to design and manufacture new products or modify existing products to specifications required by our customers,

•	We design and manufacture enhancements and improvements to our existing products in response to our customers’ requests or feedback, and

•	We independently design and build new products in anticipation of the needs of our customers as they transition existing 2G wireless networks to next-generation technologies.

If we don’t respond to the needs of our customers with the development of new or enhanced products in a timely manner, our existing portfolio of products is likely to become technologically obsolete over time. We are currently developing a new wireless infrastructure product platform, the XPort, which is in response to wireless carriers’ needs for flexible, scalable, and high-value mobile test and measurement tools. For additional information concerning research and development expenditures, see “Research and Development and Software Development Costs” in Note 2 of notes to consolidated financial statements in Part II, Item 8 of this report on Form 10-K.

Manufacturing and Suppliers

We maintain one manufacturing facility located in Irvine, California, which is ISO-9002 certified. Our manufacturing process involves the assembly of numerous individual component products by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings and chassis, cellular telephones, and small electric circuit components, such as integrated circuits, semiconductors, resistors, and capacitors. Most of our components and sub-assemblies are made by third parties to our specifications and are generally delivered to us for final assembly and testing.

Patents and Intellectual Property

We hold patents that cover key technical aspects of the products in our wireless applications business. However, we generally rely on a combination of trade secrets, copyrights, and contractual rights to protect the intellectual property embodied in the hardware and software products of our wireless infrastructure business.

Industry Practices Impacting Working Capital

Existing industry practices that affect working capital and operating cash flow include the level of variability of customer orders relative to the volume of production, vendor lead times, materials availability for critical parts, inventory levels held to achieve rapid customer fulfillment, and provisions of extended payment terms to certain foreign customers.

Currently, we sell our products under purchase orders that are placed with short-term delivery requirements. As a result, we maintain significant levels of inventory and associated production and technical staff in order to meet our obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

Employees

As of April 22, 2002, we employed approximately 185 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly those highly skilled RF, design, process, and test engineers involved in the development of new products. Competition for such personnel is intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. We have an employee stock option plan whereby key employees can participate in our success.

Risk Factors and Uncertainties

Described below and elsewhere in this report on Form 10-K and in other documents we file with the Securities and Exchange Commission, press releases, and other communications are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report on Form 10-K.

Market and Industry Risk

A significant portion of our annual revenue is derived from customers of our wireless infrastructure business. These customers include national and regional wireless carriers throughout the world, as well as equipment vendors and others. During this past year, wireless carriers experienced many challenges that have resulted in a decline in both capital spending and demand for wireless infrastructure products and services. With reduced availability of capital and the transition to next-generation technologies, plans, projects, and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, revenue from our wireless infrastructure business for the second half of fiscal 2002 was well below our original expectations. Additionally, the spending patterns of our customers are increasingly volatile and difficult to predict, which makes it very difficult for us to forecast the demand for our wireless infrastructure products and services. The extent of this downturn and how long it will last is unknown. No assurance can be given that our revenue and operating results will not be further adversely affected by the current or future downturns in the wireless industry and the markets into which we sell our products and services.

Worldwide Economic and Market Conditions

We currently maintain sales and support operations in the United States, Asia, and Latin and South America. Accordingly, our business is subject to the worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments, and changes in other economic conditions. These factors, among others, could influence our ability to sell in international markets. A significant downturn in the global economy could adversely affect our operating results.

Additionally, we have limited experience selling our products and services in markets outside North America. However, it is currently our intention to expand our international presence and establish additional sales and support offices in primary international markets. There can be no assurance given that our international sales efforts will be successful.

Competition

We encounter aggressive competition in our wireless infrastructure business. We have numerous competitors for products and services from some of the world’s largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, domain expertise, performance, price, quality, reliability, customer service, and support. Some of our competitors have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in the markets in which we compete. If we are unable to successfully compete, it could have a material adverse effect our business, financial condition, and operating results.

Quarterly Fluctuations in Operating Results

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results for our wireless infrastructure business. Our quarterly operating results are impacted by numerous factors, including:

•	Variations in the timing or rescheduling of customer orders and shipments,

•	Variations in manufacturing costs, capacities, and efficiencies,

•	Delays in qualification of new or enhanced products,

•	Product failures and associated in-field service support costs,

•	Warranty expenses,

•	The availability and cost of components, and

•	Changes in average sales prices.

Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenue and operating results may not meet the expectations of public market analysts and investors. In either case our stock price could be materially adversely affected.

Ability to Forecast Operating Results

Due to the downturn in the wireless industry, the spending patterns of our customers are increasingly volatile and difficult to predict, which makes it very difficult for us to forecast the demand for our wireless infrastructure products and services. Significant portions of our costs are fixed, due in part to our significant sales, engineering and product support, and manufacturing organizations. As a result, relatively small declines in revenue could disproportionately affect our operating results. Additionally, we have limited backlog and a limited view of when an order will be received and shipped, which may affect revenue in any given period.

Product Demand and Manufacturing Capacity

As we are limited in our ability to quickly adapt our production and related cost structures to rapidly changing market conditions, customer demand that does not meet our expectations will result in excess manufacturing capacity. The fixed costs associated with excess capacity will adversely affect our operating results. Conversely, if our manufacturing capacity does not keep pace with customer demand, we will not be able to fulfill orders in a timely manner, which in turn may have a negative effect on our operating results.

We maintain one manufacturing facility in Irvine, California. Any significant disruption in our manufacturing operation, whether due to fire, natural disaster, or otherwise, will have a material adverse effect on our financial condition and operating results.

Supplier Risk

We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs, as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. We have experienced, and may in the future experience, shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules that could result in delays in production and delivery of products. Such delays could have a material adverse effect on our financial condition and operating results.

New Product and Service Introductions

We sell our products and services in the wireless industry, which is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. Without the timely introduction of new products, services, and enhancements, our products and services will likely become technologically obsolete over time, in which case our operating results would suffer. The success of our new product and service offerings will depend on several factors, including our ability to:

•	Properly identify customer needs,

•	Price our products and services competitively,

•	Innovate and develop new technologies and applications,

•	Successfully commercialize new technologies in a timely manner,

•	Manufacture and deliver our products in sufficient volumes on time, and

•	Differentiate our offerings from the competitors’ offerings.

Development of new products may require a substantial investment before we can determine the commercial viability of these innovations. We would suffer competitive harm if we dedicate a significant amount of resources to the development of products and services that do not achieve broad market acceptance.

Short Product Life Cycles

The short life cycles of many of our products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our operating results could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs, and delays in customer purchases of existing products in anticipation of new product introductions. Our operating results could also suffer due to the timing of product or service introductions by our competitors. This is especially true when a competitor introduces a new product just before our own product introduction.

Intellectual Property

We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and agreements with our employees, customers, and partners to establish and maintain our proprietary rights in our technology and products. However, any of our intellectual proprietary rights could be challenged, invalidated, or circumvented. Our intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the wireless industry, certain of our products rely on key technologies developed by third parties and we may not be able to continue to obtain licenses from these third parties. Third parties may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties’ intellectual property rights, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

Integration Risks

In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, and joint ventures. Although completion of any one transaction may not have a material effect on our financial position, results of operations, or cash flows taken as a whole, our financial results may differ from the investment community’s expectations in a given quarter. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team, and business infrastructure. We may also have to develop, manufacture, and market products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity depends on a variety of factors, including:

•	The hiring and retention of key employees,

•	Management of facilities and employees in separate geographic areas, and

•	The integration or coordination of different research and development and product manufacturing facilities.

All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

Stock Price

Our stock price has exhibited high levels of volatility with significant volume and price fluctuations, which makes our stock unsuitable for many investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of shares of our Common Stock. Our stock price may be affected by the factors discussed above, as well as:

•	Changes in the wireless industry,

•	Changes in the economic outlook of the markets in which we sell our products and services,

•	Reductions in demand or expectations of future demand by our customers,

•	Changes in stock market analyst recommendations regarding us, our competitors, or our customers, and

•	The timing and announcements of technological innovations or new products by our competitors or by us.

ITEM 2.    PROPERTIES

Our headquarters and primary manufacturing facility is located in Irvine, California. This leased facility consists of approximately 42,000 square feet of office space and approximately 8,000 square feet of manufacturing/ warehouse space. The lease for this facility expires in August 2004. We also lease office space and, in some instances, warehouse space in California, Maryland, New York, Oregon, Texas, Mexico, and Singapore. The leases on these facilities expire at various times through February 2007.

ITEM 3.    LEGAL PROCEEDINGS

Comarco, Inc. was named as a defendant in two lawsuits filed by Mobility Electronics, Inc. (“Mobility”).

Mobility v. Targus Group International, Inc. and Comarco Wireless Technologies, Inc. (“CWT”) No. CV2001-012640 was filed on July 23, 2001 in the Arizona Superior Court for Maricopa County, Arizona. In

addition to claims against Targus, the distributor of the Company’s mobile power adapter products, the lawsuit alleges that the Company intentionally interfered with Mobility’s rights under an exclusive manufacturing agreement with Targus and misappropriated Mobility’s trade secrets.

Targus markets and distributes the Company’s ChargeSource 70-Watt universal AC power adapter. As previously announced, the Company received an $8.6 million purchase order from Targus covering the 70-Watt universal AC power adapter and a new ChargeSource universal DC power adapter recently introduced by us. In its complaint, Mobility contended that it had an exclusive contract to manufacture DC power adapters for Targus. We understood that Targus purchased DC power adapter products from Mobility and that Targus used and sold DC power adapter products from Mobility under a terminable, non-exclusive license agreement between Comarco and Targus involving patented Comarco technology. Prior to the filing of the lawsuit, we had terminated the license agreement with Targus in accordance with the provisions of the license agreement.

During October 2001, the three parties to the lawsuit entered into a settlement agreement and, on November 26, 2001, the lawsuit was dismissed with prejudice.

Mobility v. Comarco, Inc. No. CIV011489PHXMHM was filed on August 10, 2001. This lawsuit alleges that the Company, through the manufacture and sale of its ChargeSource 70-Watt universal AC power adapter, infringed upon a patent purchased by Mobility on August 6, 2001. Mobility has amended its lawsuit to further seek declaratory judgments of non-infringement, patent invalidity, and/or patent unenforceability of three patents owned by us.

We believe that Mobility’s infringement claim, as well as the amended claims against us are without merit, and we intend to vigorously defend the lawsuit.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

ITEM 4. SUBMISSION	OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2002 to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Marketñ under the symbol “CMRO.” The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by the Nasdaq National Market. These prices represent actual reported sales transactions and reflect a 3-for-2 stock split distributed October 27, 2000 to shareholders of record on October 6, 2000.
	High	Low
Year ended January 31, 2002:
First Quarter	$18.13	$12.64
Second Quarter	15.85	12.74
Third Quarter	15.05	11.82
Fourth Quarter	15.30	11.25
Year ended January 31, 2001:
First Quarter	$33.63	$17.25
Second Quarter	25.33	19.00
Third Quarter	24.67	18.50
Fourth Quarter	19.31	13.50

Holders

As of April 22, 2002, there were approximately 458 holders of record of our common stock.

Dividends

We anticipate that dividends will not be paid for the foreseeable future and that all earnings will be retained for use in our business and for stock repurchases.

Sales of Unregistered Securities

In connection with our acquisition of EDX Engineering, Inc. (“EDX”) on December 7, 2000, we issued 257,428 shares and approximately $2.3 million in cash to the former sole shareholder of EDX in exchange for all of the outstanding shares of capital stock of EDX. These shares were issued in reliance on the exemption provision provided under Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenue:
Products	$38,836	$37,479	$33,499	$28,849	$25,586
Services	12,171	11,985	5,725	5,155	3,938

	51,007	49,464	39,224	34,004	29,524

Cost of revenue:
Products	18,350	17,213	16,983	11,569	8,704
Services	7,323	7,605	3,811	3,473	2,751

	25,673	24,818	20,794	15,042	11,455

Gross profit	25,334	24,646	18,430	18,962	18,069
Selling, general and administrative costs	12,680	12,285	9,203	9,526	8,534
Engineering and support costs	5,744	4,758	3,808	3,480	3,592

Operating income before severance costs	6,910	7,603	5,419	5,956	5,943
Severance costs	—	1,325	—	—	—

Operating income	6,910	6,278	5,419	5,956	5,943
Other income, net	909	762	274	298	404
Minority interest in earnings of subsidiary	(50)	(7)	(46)	—	—

Income from continuing operations before income taxes	7,769	7,033	5,647	6,254	6,347
Income tax expense	2,859	2,483	2,061	2,283	2,317

Net income from continuing operations	4,910	4,550	3,586	3,971	4,030
Net income (loss) from discontinued operations	—	(9)	(433)	1,712	845

Net income	$4,910	$4,541	$3,153	$5,683	$4,875

Earnings per share:
Continuing operations:
Basic	$0.70	$0.67	$0.55	$0.57	$0.57

Diluted	$0.66	$0.61	$0.49	$0.51	$0.48

Earnings (loss) per share:
Discontinued operations:
Basic	$—	$—	$(0.07)	$0.25	$0.12

Diluted	$—	$—	$(0.06)	$0.24	$0.11

Earnings per share:
Basic	$0.70	$0.67	$0.48	$0.82	$0.69

Diluted	$0.66	$0.61	$0.43	$0.75	$0.59

	January 31,
	2002	2001	2000	1999	1998
Working capital	$30,021	$29,096	$25,637	$24,833	$23,763
Total assets	65,942	66,051	44,694	43,001	40,494
Borrowing under line of credit	—	—	—	—	—
Long-term debt, including current maturities	—	—	—	—	—
Stockholders’ equity	47,587	43,495	31,754	31,202	30,470

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows provides analysis and information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in Part IV, Item 14 of this report on Form 10-K, and the section entitled “Risk Factors” included in Part I, Item 1 of this report on Form 10-K.

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of hardware and software products and services for the wireless industry. Comarco also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Results of Operations—Continuing Operations

We have two reportable operating segments: wireless infrastructure and wireless applications.

Wireless Infrastructure

Our wireless infrastructure business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. RF engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed. The wireless infrastructure business is also a provider of engineering services that assist wireless carriers, equipment vendors, and others deploy, optimize, and evaluate the performance of wireless networks. When engaged, we are able to provide and support skilled RF engineers and professional technicians and the tools best suited for the engagement. As wireless carriers deploy 2.5G technologies across their existing networks and ultimately evolve to 3G systems, the demand for next-generation wireless infrastructure products and services is expected to increase.

Wireless Applications

Our wireless applications business designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Remote voice systems currently include various call box products that provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, approximately 14,000 CWT call boxes are installed, the majority of which are serviced and maintained under long-term agreements.

The wireless applications segment also includes the ChargeSource family of mobile power products. The 70–watt universal AC power adapter, our second-generation mobile power system, powers and charges most laptop computers, cellular telephones, handheld devices, and portable printers. The ChargeSource product offering has been expanded with the newly designed ChargeSource universal DC power adapter. The universal DC power adapter allows traveling professionals to use all of their existing ChargeSource SmartTips on the road or in the air. The new device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in cars today. The new ChargeSource universal DC power adapter began shipping during the third quarter of fiscal 2002. Targus currently distributes these two products. We anticipate expanding the ChargeSource product offering with a 20-watt universal power adapter with both AC and DC inputs during the third quarter of fiscal 2003. This product is targeted at the users of cellular telephones, pocket PCs, handheld devices, and digital cameras and camcorders.

The following table sets forth certain items as a percentage of revenue from our audited consolidated statements of income for fiscal 2002, 2001, and 2000:

	Years Ended January 31,
	2002	2001	2000
Revenue:
Products	76.1%	75.8%	85.4%
Services	23.9	24.2	14.6

	100.0	100.0	100.0

Cost of revenue:
Products	36.0	34.8	43.3
Services	14.3	15.4	9.7

	50.3	50.2	53.0

Gross profit:
Products	40.1	41.0	42.1
Services	9.6	8.8	4.9

	49.7	49.8	47.0

Selling, general and administrative costs	24.9	24.8	23.5
Engineering and support costs	11.3	9.6	9.7

Operating income before severance costs	13.5	15.4	13.8
Severance costs	—	2.7	—

Operating income	13.5	12.7	13.8
Other income, net	1.8	1.5	0.7
Minority interest in earnings of subsidiary	(0.1)	—	(0.1)

Income from continuing operations before income taxes	15.2	14.2	14.4
Income tax expense	5.6	5.0	5.3

Net income from continuing operations	9.6%	9.2%	9.1%

Consolidated

Revenue

Total revenue for fiscal 2002 increased 3.1 percent to $51.0 million compared to fiscal 2001, due to a $6.6 million increase in sales of our wireless applications products, partially offset by a $5.0 million decrease in sales of our wireless infrastructure products. Total revenue for fiscal 2001 increased 26.1 percent to $49.5 million compared to fiscal 2000, due to a $15.4 million increase in sales of our wireless infrastructure products and services, partially offset by a $5.2 million decrease in sales of our wireless applications products.

For fiscal 2002 as compared to the prior year, revenue from products increased 3.6 percent to $38.8 million while revenue from services increased 1.6 percent to $12.2 million. The product revenue growth was due to increased sales from our wireless infrastructure segment. The services revenue growth was due to increased sales of engineering services from our wireless infrastructure segment. For fiscal 2001 as compared to the prior year, revenue from products increased 11.9 percent to $37.5 million while revenue from services increased 109.3 percent to $12.0 million. The product revenue growth was due to increased sales from our wireless infrastructure segment, partially offset by a decrease in sales from our wireless applications segment. The services revenue growth was due to increased sales of engineering services from our wireless infrastructure segment.

Cost of Revenue and Gross Margin

Total cost of revenue for fiscal 2002 increased 3.4 percent to $25.7 million compared with fiscal 2001. As a percentage of revenue, gross margin decreased slightly to 49.7 percent from 49.8 percent for fiscal 2001. While the gross margin for fiscal 2002 was comparable to the prior year, it was a result of increased sales volumes and margins of our wireless applications products offset by deceased sales volumes and margins of our wireless infrastructure products and services. Total cost of revenue for fiscal 2001 increased 19.4 percent to $24.8 million compared with fiscal 2000. As a percentage of revenue, gross margin increased to 49.8 percent from 47.0 percent for fiscal 2000. This increase was primarily due to increased sales volumes in our higher margin wireless infrastructure segment, including increased sales of hardware and software tools and engineering services, partially offset by decreased sales volumes and margins in our wireless applications products.

Selling, General and Administrative Costs

Selling, general and administrative costs for fiscal 2002 increased 3.2 percent to $12.7 million compared to fiscal 2001. Excluding costs attributable to EDX Engineering, Inc. (“EDX”), which was acquired on December 7, 2000, selling, general and administrative costs for fiscal 2002 decreased $1.2 million in comparison to the prior year. This decrease was driven by lower sales in our wireless infrastructure segment during fiscal 2002, as well as enterprise-wide cost reductions that were put in place during fiscal 2001. These cost reductions, including eliminating direct sales and marketing efforts for our ChargeSource mobile power products, closing the sales and support office in London, and reorganizing our remote voice systems business, resulted in a significant reduction of indirect costs. Selling, general and administrative costs for fiscal 2001 increased 33.5 percent to $12.3 million compared to fiscal 2000. This increase for fiscal 2001 was due to staffing increases in support of the engineering services offering that commenced full operations during the first quarter of fiscal 2001, costs related to the marketing of the ChargeSource 70-watt universal AC power adapter, and increased commissions on wireless infrastructure product sales. As a percentage of revenue, selling, general and administrative costs were 24.9 percent, 24.8 percent, and 23.5 percent for fiscal 2002, 2001, and 2000, respectively.

Engineering and Support Costs

Engineering and support costs, net of capitalized software development costs, for fiscal 2002 increased 20.7 percent to $5.7 million compared to fiscal 2001. Excluding costs attributable to EDX, gross engineering and support costs for fiscal 2002 were $5.0 million compared to $4.7 million for fiscal 2001, an increase of $0.3 million or 6.4%. Engineering and support costs, net of capitalized software development costs, for fiscal 2001 increased 25.0 percent to $4.8 million compared to fiscal 2000. Both year-over-year increases were partially offset by increased capitalized software development costs totaling $5.5 million, $4.6 million, and $3.6 million for fiscal 2002, 2001, and 2000, respectively. The increases in gross engineering and capitalized software development costs are primarily due to continued investment in our hardware and software product development programs, which include GPRS and 1xRTT products (2.5G technologies), as well as 3G scanners and related applications.

Severance Costs

During the second quarter of fiscal 2001 and in conjunction with the disposition of our non-wireless businesses, we were required to record a $1.3 million charge to continuing operations for costs related to severance agreements for outgoing corporate staff. This charge did not recur in fiscal 2002.

Other Income

Other income consists primarily of interest income.

Income Tax Expense

The effective tax rate for fiscal 2002, 2001, and 2000 was 36.8 percent, 35.3 percent, and 36.5 percent, respectively. The decrease in fiscal 2001 was due to tax credits earned from increased research and development activity during the year.

Wireless Infrastructure

	Years Ended January 31,
	2002	2001	2000
	(In thousands)
Revenue	$29,661	$34,678	$19,259
Cost of revenue	12,933	14,315	7,575

Gross profit	$16,728	$20,363	$11,684

Gross margin	56.4%	58.7%	60.7%

Revenue

Revenue from our wireless infrastructure segment for fiscal 2002 was $29.7 million, a decrease of $5.0 million or 14.5 percent compared to fiscal 2001. Excluding revenue attributable to EDX, revenue decreased $6.5 million or 18.7 percent. As previously discussed, many of our customers, primarily wireless carriers, have been negatively impacted by a wireless industry experiencing slowing subscriber growth, intensifying price competition, reduced access to capital, and the need to manage cash flow. Coupled with a weakened economy, wireless carriers have responded to these challenges by reducing capital spending and focusing on projects that can most directly contribute to their revenue. Wireless carriers now appear focused on satisfying customer demand for enhanced data services, seamless and comprehensive coverage, improved QoS, and faster data transmission. Many of these initiatives require capital spending for additional network capacity and next-generation technologies. With reduced availability of capital and the transition to next-generation technologies, plans, projects, and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, their spending patterns are increasingly volatile and difficult to predict. The recent downturn in the wireless industry has reduced overall demand for our wireless infrastructure products and services, and has made it difficult for us to forecast our wireless infrastructure operations for fiscal 2003.

Additionally, the downturn in the wireless industry has caused us to reevaluate our strategy of providing engineering services. We began offering engineering services, which are complementary to our wireless infrastructure products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, during the past year and as wireless carriers reduced their spending, the competition to provide engineering services has become more intense. Lower contract pricing and fewer opportunities are resulting in reduced revenue and profitability for all engineering services providers. We currently do not have a major contract to provide engineering services, and accordingly, have reduced staffing and related expenses to a level consistent with the future profit opportunity associated with providing these services. We currently expect fiscal 2003 revenue and gross profit attributable to engineering services to be significantly less than the prior year. For fiscal 2002, 2001, and 2000, engineering services provided $7.5 million, $7.2 million, and $1.2 million, respectively, of revenue, and $3.3 million, $3.2 million, and $0.6 million, respectively, of gross profit. We continue to evaluate all opportunities to provide engineering services and intend to execute only those contracts that we project to be profitable.

For fiscal 2002, 2001, and 2000, customers of our wireless infrastructure business accounted for 58.2 percent, 70.1 percent, and 49.1 percent, respectively, of our annual revenue, and 66.0 percent, 82.6 percent, and 63.4 percent, respectively, of our annual gross profit. Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless infrastructure products and services, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and/or operating income, negatively affecting our business, financial condition, and operating results. We are currently unable to predict when the downturn in the wireless industry will cease to have a negative impact on our revenues and operating results.

Revenue from our wireless infrastructure segment for fiscal 2001 was $34.7 million, an increase of $15.4 million or 80.1 percent compared to fiscal 2000. This increase was due to strong growth in sales of our hardware and software tools and increased sales of engineering services that were initially offered during the fourth quarter of fiscal 2000. Additionally, during fiscal 2001, a national wireless carrier purchased a significant number of baseLINE systems, our QoS competitive benchmarking system.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless infrastructure segment for fiscal 2002 was $12.9 million, a decrease of $1.4 million or 9.7 percent compared to fiscal 2001. As a percentage of revenue, gross margin decreased to 56.4 percent from 58.7 percent for fiscal 2001. The decease in cost of revenue was primarily due to decreased sales volumes of hardware and software tools. The decrease in gross margin is attributable to decreased absorption of manufacturing overhead expenses and increased labor costs, when viewed as a percentage of revenue, driven by lower sales of our hardware and software tools. Cost of revenue from our wireless infrastructure business for fiscal 2001 was $14.3 million, an increase of $6.7 million or 89.0 percent compared to fiscal 2000. As a percentage of revenue, gross margin decreased to 58.7 percent from 60.7 percent for fiscal 2000. The increase in cost of revenue was primarily due to increased sales volumes of both hardware and software tools and engineering services. The decrease in gross margin was primarily due to increased revenue attributable to our lower margin engineering services.

The markets for our wireless infrastructure products are extremely competitive and are characterized by rapid technological change, new product development and product obsolescence, evolving industry standards, and possible price erosion over the life of a product. Due to these competitive pressures, we expect the average sales prices of our existing products to decrease during fiscal 2003. It is possible that we will release new products at lower sales prices, which will also impact the average sales prices of our products. Future pricing actions by us and by our competitors may also adversely impact our gross margins and operating income, which could also result in decreased liquidity and adversely affect our business, financial condition, and operating results.

While we continue to strive for manufacturing and engineering cost reductions to offset fluctuations in demand and possible pricing pressure on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with declining demand and pricing, and cost increases. Our existing portfolio of products, as well as our newly developed next-generation products, may not be able to maintain or achieve, in the case of new products, gross margin levels achieved in prior years. If we are unable to reduce our costs through our manufacturing and engineering efforts, our gross margins and operating income may continue to be adversely affected.

Wireless Applications

	Years Ended January 31,
	2002	2001	2000
	(In thousands)
Revenue	$21,346	$14,786	$19,965
Cost of revenue	12,740	10,503	13,219

Gross profit	$8,606	$4,283	$6,746

Gross margin	40.3%	29.0%	33.8%

Revenue

Revenue from our wireless applications segment for fiscal 2002 was $21.3 million, an increase of $6.6 million or 44.4 percent compared to fiscal 2001. The increase was attributable to increased sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that began shipping during the fourth quarter of fiscal 2001, and the introduction of the new ChargeSource universal DC power adapter that began shipping during the third quarter of fiscal 2002.

Both ChargeSource products are currently distributed exclusively by Targus under annual non-cancelable commitments specifying minimum annual quantities to be purchased. In the event Targus is unable to perform under these commitments due to their inability to take delivery of the minimum quantities and/or pay for such minimum quantities in a timely manner, we would be required to establish alternative distribution channels. The financial impact of a material change in our relationship with Targus cannot be precisely quantified, but we believe that a six-to-twelve month disruption in the distribution of our ChargeSource products would have a negative impact on our revenue and operating results, which could also result in decreased liquidity. For fiscal 2002, 2001, and 2000, sales to Targus totaled approximately $11.3 million, $4.8 million, and $4.5 million, respectively. We have recently received a non-cancelable commitment from Targus, valued at $11.0 million, and have begun delivering on this commitment during fiscal 2003.

Revenue from our wireless applications segment for fiscal 2001 was $14.8 million, a decrease of $5.2 million or 25.9 percent compared to fiscal 2000. The decrease was primarily due to decreased sales of upgrades to previously installed call box systems. Call box systems are upgraded periodically based on the age of the technology, condition of the installed call box system, and the needs of the respective customers. System upgrades do not recur annually. The decrease in fiscal 2001 was partially offset by a $1.0 million increase in sales of the ChargeSource 70-watt universal AC power adapter that went into production during the fourth quarter of fiscal 2001.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless applications segment for fiscal 2002 was $12.7 million, an increase of $2.2 million or 21.3 percent compared to fiscal 2001. As a percentage of revenue, gross margin increased to 40.3 percent from 29.0 percent for fiscal 2001. The increase in cost of revenue was primarily due to increased sales volumes of our ChargeSource mobile power products. Cost of revenue from our wireless applications segment for fiscal 2001 was $10.5 million, a decrease of $2.7 million or 20.5 percent compared to fiscal 2000. The decrease in cost of revenue was consistent with the decreased sales volumes of call box systems and upgrades. The decrease in gross margin was due to increased costs associated with providing maintenance services for installed call box systems and costs incurred transitioning to the ChargeSource 70-watt universal AC power adapter from the 35-watt, a first-generation product.

Discontinued Operations

As discussed above, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000.

Net loss from discontinued operations was $9,000 for fiscal 2001, which includes net income during phase-out of $348,000 on revenue of $21.7 million, less an after-tax loss of $357,000 on the disposition of our non-wireless businesses.

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $21.3 million at January 31, 2002.

Cash Flows from Operating Activities

We generated cash from operations of $8.1 million for fiscal 2002 compared to $20.8 million for fiscal 2001 and $9.9 million for fiscal 2000. The decrease in cash generation from fiscal 2001 to fiscal 2002 is primarily due to a significant decrease in current liabilities and amounts accrued in conjunction with the disposition of our non-wireless businesses during fiscal 2001. Also contributing to the decrease in cash generation was a $0.8 million increase in inventory. This increase is related to the introduction of our newly developed ChargeSource universal DC power adapter that went into production during the third quarter of fiscal 2002. Additionally, during the fourth quarter of fiscal 2002, we also increased our inventory of certain components in anticipation of fourth quarter sales of our wireless infrastructure products. However, fourth quarter sales were lower than anticipated and historical levels. We expect these components to be consumed in the next several quarters. The increase in cash generation from fiscal 2000 to fiscal 2001 is due to an increase in net income from continuing operations and depreciation and amortization, amounts accrued in conjunction with the disposition of our non-wireless businesses during fiscal 2001, and an increase in the tax benefit from the exercise of stock options, partially offset by an increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities was $8.7 million for fiscal 2002 compared to $9.4 million for fiscal 2001 and $5.3 million for fiscal 2000. In all periods, capital expenditures for property and equipment, acquisitions, and software development partially offset by proceeds from sales and maturities of investments constituted substantially all of our cash used in investing activities. The development of software is critical to our products currently under development. We intend to invest aggressively in a software development program designed to bring new products for the wireless industry to market in a timely manner.

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, Comarco and SwissQual will jointly develop, sell, and support wireless network QoS and optimization products and services for the European marketplace. In addition to expanding our access to European wireless carriers, SwissQual will provide domain expertise and development guidance in the evolution of 2.5G and 3G system test solutions.

On December 7, 2000, we acquired all the outstanding common stock of EDX for 257,428 shares of our common stock, valued at $4.2 million on the day the transaction closed, and $2.3 million in cash.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.2 million for fiscal 2002 as compared to net cash provided by financing activities of $0.5 million for fiscal 2001 and net cash used in financing activities of $4.0 million for fiscal 2000. In all periods, proceeds from the sales of common stock issued through employee and director stock option plans, offset by the repurchase of our common stock, constituted substantially all of our cash provided by and used in financing activities.

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2002, we repurchased approximately 2.5 million shares for an average price of $8.21 per share. During fiscal 2002, we repurchased approximately 209,000 shares in the open market for an average price of $12.83 per share.

We maintained a $10 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility expired in June 2001 and was not renewed. We intend to put in place an unsecured credit facility when deemed necessary.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•
Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless infrastructure products and services, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and operating results,

•
We currently do not have a major contract to provide engineering services, and accordingly, have reduced staffing and related expenses to a level consistent with the future profit opportunity associated with providing these services, and

•
In the event Targus, the exclusive distributor of our ChargeSource products, is unable to perform under the non-cancelable commitments due to their inability to take delivery of the minimum quantities and/or pay for such minimum quantities in a timely manner, we would be required to establish alternative distribution channels.

We currently expect fiscal 2003 revenue and operating results attributable to our wireless infrastructure business to be significantly less than fiscal 2002, and, as a result we expect fiscal 2003 cash flows from operations to also decrease in comparison to fiscal 2002. To address this, we are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets.

Revenue Recognition

We recognize product revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time products are shipped or services performed. Our products typically carry a one-year warranty. We provide reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials, and service delivery costs incurred correcting a product failure. Should actual product failure rates and the cost to correct differ from our estimates, additional warranty reserves could be required, which could reduce gross margins.

Significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

Capitalized Software Development Costs

We capitalize the development cost of software, other than internal use software, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Our policy is to capitalize the costs associated with development of new product, but expense the costs associated with new releases, which consist of enhancements or increased functionality of existing products. We continually evaluate the recoverability of capitalized software development costs including software acquired through acquisition or by direct purchase of technology.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits and related terms based upon payment history and the customer’s current credit worthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Specifically, our management must make estimates of the uncollectibility of our accounts receivable. Management analyzes specific customer accounts, historical bad debt, trends, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates.

Inventory

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during fiscal 2002, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our forecasts of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory was determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

Income Taxes

We assess our deferred tax assets to determine the amount that we believe is “more likely than not” to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will establish a valuation allowance against the deferred tax assets, which will be charged to income tax expense in the period of such determination.

Valuation of Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill, and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results,

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business,

•	Significant negative industry or economic trends,

•	Significant decline in our stock price for a sustained period, and

•	Our market capitalization relative to net book value.

When we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

In our fiscal year ending January 31, 2003, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we will cease to amortize approximately $3.4 million of goodwill acquired prior to July 1, 2001. We recorded $0.4 million of amortization on these amounts during fiscal year 2002. In lieu of amortization, we will be required to perform an impairment review of our goodwill and indefinite lived intangible balance upon the initial adoption of SFAS No. 142.

We are currently evaluating the effect that the adoption may have on our consolidated results of operation and financial position. Our evaluation may result in an impairment under this new method of evaluating goodwill.

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). The amounts and useful lives assigned to intangible assets impact future amortization; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

Valuation of Long-Lived Assets

We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns that negatively impact our customers or markets, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and the discounted expected future cash flows using a discount rate based upon our cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Pro Forma Financial Information

We prepare and release quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States. We also disclose and discuss certain pro forma financial information in the related earnings releases and investor conference calls. Our pro forma financial information does not include unusual or non-recurring events or transactions or amortization of goodwill. We believe the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of our ongoing operations. However, we urge investors to carefully review the GAAP financial information included as part of our quarterly reports on Form 10-Q, our annual reports on Form 10-K, and our quarterly earnings releases and compare that GAAP financial information with the pro forma financial results disclosed in our quarterly earnings releases and investor calls.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141, effective June 30,

2001, requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method. The pooling of interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS No. 141 are similar to prior generally accepted accounting principles (“GAAP”), although SFAS No. 141 requires additional disclosures for transactions occurring after the effective date. Under SFAS No. 141, we will continue to immediately write off in-process research and development. SFAS No. 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Effective February 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP. Beginning in the first quarter of fiscal 2003, we will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $373,000. We will complete an initial goodwill impairment assessment in fiscal 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not anticipate that a charge, if any, related to the adoption of SFAS No. 143 in fiscal 2003 will be significant.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

We are required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the first quarter of fiscal 2003 ending April 30, 2002. We do not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 pertaining to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial condition, consolidated results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2002, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline in value. To minimize this risk, we maintain a significant portion of our cash balances in money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate.

We do not hold any derivative financial instruments.

Our cash and cash equivalents have maturities dates of three months or less and the fair value approximates the carrying value in our financial statements.

Equity Price Risk

Our short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments was other than temporary. We had no such impairments during fiscal 2002.

Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs, or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMARCO, INC. AND SUBSIDIARIES

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Comarco, Inc.:

We have audited the consolidated financial statements of Comarco, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comarco, Inc. and Subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Orange County, California
March 1, 2002

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2002	January 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$21,288	$24,903
Short-term investments	3,325	3,819
Accounts receivable, net	9,694	8,418
Inventory	6,002	5,277
Deferred tax assets, net	1,475	2,133
Other current assets	922	1,746

Total current assets	42,706	46,296
Property and equipment, net	3,834	3,695
Software development costs, net	10,139	7,249
Goodwill and acquired intangible assets, net	8,118	8,381
Other assets	1,145	430

	$65,942	$66,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$200	$1,050
Deferred revenue	5,299	6,786
Accrued liabilities	7,186	9,364

Total current liabilities	12,685	17,200
Deferred compensation	3,325	3,918
Deferred tax liabilities, net	2,269	1,406
Minority interest	76	32
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Common stock, $0.10 par value, 50,625,000 shares authorized; 6,978,014 and 7,066,560 shares outstanding at January 31, 2002 and 2001, respectively	698	707
Additional paid-in capital	10,813	11,619
Accumulated other comprehensive income	—	3
Retained earnings	36,076	31,166

Total stockholders’ equity	47,587	43,495

	$65,942	$66,051

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended January 31,
	2002	2001	2000
Revenue:
Products	$38,836	$37,479	$33,499
Services	12,171	11,985	5,725

	51,007	49,464	39,224

Cost of revenue:
Products	18,350	17,213	16,983
Services	7,323	7,605	3,811

	25,673	24,818	20,794

Gross profit	25,334	24,646	18,430
Selling, general and administrative costs	12,680	12,285	9,203
Engineering and support costs	5,744	4,758	3,808

Operating income before severance costs	6,910	7,603	5,419
Severance costs	—	1,325	—

Operating income	6,910	6,278	5,419
Other income, net	909	762	274
Minority interest in earnings of subsidiary	(50)	(7)	(46)

Income from continuing operations before income taxes	7,769	7,033	5,647
Income tax expense	2,859	2,483	2,061

Net income from continuing operations	4,910	4,550	3,586
Discontinued operations (Note 5):
Net loss from discontinued operations, net of income tax benefit	—	—	(433)
Loss on disposal of discontinued operations, including operating income during phase out period, net of income tax expense	—	(9)	—

Net income	$4,910	$4,541	$3,153

Earnings per share – continuing operations:
Basic	$0.70	$0.67	$0.55

Diluted	$0.66	$0.61	$0.49

Loss per share – discontinued operations:
Basic	$—	$—	$(0.07)

Diluted	$—	$—	$(0.06)

Earnings per share:
Basic	$0.70	$0.67	$0.48

Diluted	$0.66	$0.61	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 31, 1999, 6,684,690 shares	668	2,573	16	27,945	31,202
Net income	—	—	—	3,153	3,153
Exercise of stock options, 125,438 shares	13	578	—	—	591
Tax benefit from exercise of stock options	—	865	—	—	865
Purchase and retirement of common stock, 368,850 shares	(37)	(424)	—	(4,355)	(4,816)
Minority interest resulting from exercise of subsidiary options	—	—	—	(118)	(118)
Issuance of common stock to acquire subsidiary minority interest, 69,265 shares	7	883	—	—	890
Recognition of unrealized holding loss on available for sale securities	—	—	(13)	—	(13)

Balance at January 31, 2000, 6,510,543 shares	651	4,475	3	26,625	31,754
Net income	—	—	—	4,541	4,541
Exercise of stock options, 392,270 shares	39	2,039	—	—	2,078
Tax benefit from exercise of stock options	—	2,413	—	—	2,413
Purchase and retirement of common stock, 99,597 shares	(10)	(1,657)	—	—	(1,667)
Minority interest resulting from exercise of subsidiary options	—	41	—	—	41
Issuance of common stock to acquire subsidiary minority interest, 5,916 shares	1	87	—	—	88
Issuance of common stock to acquire outstanding shares of EDX Engineering, 257,428 shares	26	4,221	—	—	4,247

Balance at January 31, 2001, 7,066,560 shares	$707	$11,619	$3	$31,166	$43,495
Net income	—	—	—	4,910	4,910
Exercise of stock options, 24,375 shares	2	282	—	—	284
Tax benefit from exercise of stock options	—	657	—	—	657
Purchase and retirement of common stock, 208,700 shares	(21)	(2,657)	—	—	(2,678)
Minority interest resulting from exercise of subsidiary options	—	(280)	—	—	(280)
Issuance of common stock to acquire subsidiary minority interest, 95,779 shares	10	1,192	—	—	1,202
Recognition of unrealized holding loss on available for sale securities	—	—	(3)	—	(3)

Balance at January 31, 2002, 6,978,014 shares	$698	$10,813	$—	$36,076	$47,587

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations	$4,910	$4,550	$3,586
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,671	5,231	3,159
Loss (gain) on disposal of property and equipment	(16)	(6)	85
Tax benefit from exercise of stock options	657	2,413	865
Deferred income taxes	1,521	54	(383)
Provision for doubtful accounts receivable	180	24	24
Provision for obsolete inventory	340	166	9
Minority interest in earnings of subsidiary	50	7	46
Changes in operating assets and liabilities, net of acquisitions:
Trading securities	418	(110)	(975)
Accounts receivable	(1,502)	(1,464)	4,512
Inventory	(1,065)	(591)	(704)
Other assets	833	1,607	(2,293)
Deferred compensation	(592)	284	975
Current liabilities	(3,298)	8,670	949

Net cash provided by operating activities	8,107	20,835	9,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	72	12	542
Purchases of property and equipment	(2,177)	(2,505)	(1,876)
Proceeds from sales of property and equipment	20	14	29
Investment in SwissQual	(1,073)	—	—
Software development costs	(5,471)	(4,641)	(3,563)
Cash paid for acquisition of minority interest	(118)	—	(433)
Cash paid for acquisitions, net of cash acquired	—	(2,324)	—

Net cash used in investing activities	(8,747)	(9,444)	(5,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	284	2,078	591
Proceeds from issuance of subsidiary common stock	240	88	179
Purchase and retirement of common stock	(2,678)	(1,667)	(4,816)

Net cash provided by (used in) financing activities	(2,154)	499	(4,046)

Net increase (decrease) in cash and cash equivalents – continuing operations	(2,794)	11,890	508
Net increase (decrease) in cash and cash equivalents – discontinued operations	(821)	7,949	1,336

Net increase (decrease) in cash and cash equivalents	(3,615)	19,839	1,844
Cash and cash equivalents, beginning of period	24,903	5,064	3,220

Cash and cash equivalents, end of period	$21,288	$24,903	$5,064

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended January 31,
	2002	2001	2000
Net income	$4,910	$4,541	$3,153
Other comprehensive income:
Unrealized holding gains (losses) on investments, net of income taxes	—	—	(13)

Comprehensive income	$4,910	$4,541	$3,140

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of hardware and software products and services for the wireless industry. Comarco also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Comarco is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company’s continuing operations consist solely of the operations of CWT.

2.    Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements of the Company include the accounts of Comarco, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ from those estimates.

Certain accounting principles require subjective and complex judgements used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, demand for future products and services, depreciation, amortization, future costs associated with long-term contractual obligations, and continuing creditworthiness of counterparties.

Revenue Recognition:

Revenue from product sales is generally recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is deemed probable.

Revenue from services is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original product sale, is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Revenue for services on long-term contracts is recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known.

Estimated costs to repair or replace products that may be returned under warranty are accrued at the time of shipment. The Company’s warranty period typically extends 12 months from the date of shipment.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents:

All highly liquid investments with original maturity dates of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

Short-Term Investments:

Short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $3.3 million and $3.7 million as of January 31, 2002 and 2001, respectively. Unrealized holding gains (losses) on these short-term investments recorded for the years ended January 31, 2002, 2001, and 2000 were ($170,000), ($574,000), and $173,000, respectively.

Short-term investments at January 31, 2001 also consisted of investments in certain equity securities. These short-term investments are classified as available-for-sale securities and are carried at their estimated fair market value based on current market quotes, which totaled $75,000 as of January 31, 2001. The unrealized gain on the value of these investments totaled $3,000 as of January 31, 2001. Realized gains and losses on sales of investment securities are included in the consolidated statements of income and have not been material for any period presented.

Inventory:

Inventory is valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) or the current estimated market value.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Additions, improvements, and major renewals are capitalized; maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is calculated on a straight-line basis over the expected useful lives of the property and equipment. The expected useful lives of office furnishings and fixtures are five to seven years, and of equipment and purchased software are two to five years.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization of goodwill and intangible assets is provided on a straight-line method over the estimated useful life of the asset, principally in the range of five to fifteen years.

The Company assesses the recoverability of goodwill and intangible assets whenever indicators of impairment, such as reductions in demand or significant economic slowdowns that negatively impact our customers or markets, are present. Reviews are performed to determine whether the carrying value of goodwill and intangible assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and the discounted expected future cash flows using a discount rate based upon our cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. In addition, the Company continually evaluates the periods of amortization associated with goodwill and intangible assets not identified with an impaired asset to determine whether events and circumstances warrant revised estimates of useful lives.

Long-Lived Assets:

The Company reviews its long-lived assets for impairment whenever indicators of impairment, such as reductions in demand or significant economic slowdowns that negatively impact our customers or markets, are present. Reviews are performed to determine whether the carrying value of long-lived assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and the discounted expected future cash flows using a discount rate based upon our cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets.

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

Minority Interest:

During the years ended January 31, 2002 and 2001, the Company issued 61,000 and 7,000 shares of CWT stock, respectively, from the exercise of CWT stock options, which resulted in the creation of a minority interest. The option holder is required to hold the CWT stock purchased from the exercise of the stock options for at least six months.

In 2002, the Company acquired an additional 57,000 minority shares of CWT through the payment of $118,000 in cash and the issuance of 95,779 shares of company stock. In 2001, the Company acquired an additional 3,000 minority shares of CWT by the issuance of 5,916 shares of Company stock.

Under the purchase method of accounting, the excess purchase price over fair value of the CWT stock acquired from the minority stockholders has been recorded as goodwill. During 2002 and 2001, the Company recognized goodwill of $794,000 and $62,000, respectively.

Concentrations of Credit Risk and Major Customers:

The Company’s cash and cash equivalents are principally on deposit in a short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base is comprised primarily of large companies. The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management’s expectations.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two customers each accounted for between 12 percent and 22 percent of total revenue in 2002. Two customers each accounted for between 13 percent and 15 percent of total revenue in 2001. Three customers each accounted for between 10 percent and 12 percent of total revenue in 2000.

Segment Reporting:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for the year ended January 31, 2000. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances.

The Company’s chief executive officer (“CEO”) is its chief operating decision-maker. The financial information that the CEO reviews is similar to the information presented in the accompanying statements of income. The Company operates in two business segments: wireless infrastructure and wireless application products and services.

Net Income Per Common Share:

Basic earnings per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period excluding the dilutive effect of potential common stock, which consists of stock options and convertible securities. Diluted earnings per share gives effect to all dilutive potential common stock outstanding during the period. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

Stock-Based Compensation:

SFAS No. 123, “Accounting for Stock-Based Compensation,” provides for companies to recognize compensation expense associated with stock-based compensation plans over the anticipated service period based upon the fair value of the award at the date of grant. However, SFAS No. 123 allows for companies to continue to measure compensation costs as prescribed by APB Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees.” The Company has elected to continue its current policy, which is to account for stock-based compensation plans under APB No. 25.

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25,” which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000. The Company adopted FIN No. 44 effective July 1, 2000 with no impact on its historical consolidated statements and related disclosures.

Fair Value of Financial Instruments:

The estimated fair values of the Company’s financial instruments have been determined using available market information. The estimates are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts. The fair value of current financial assets, current liabilities, and other assets are estimated to be equal to their carrying amounts.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications:

Certain prior period balances have been reclassified to conform to the current period presentation.

Comprehensive Income:

Comprehensive income consists of net income and net unrealized gains (losses) on available for sale securities, net of income tax, and is presented in the consolidated statements of comprehensive income. SFAS No. 130, “Reporting Comprehensive Income,” requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.

Stock Split:

In October 2000, the Company affected a stock split of three shares for every two of common stock outstanding. All references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect this stock split.

3.    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method. The pooling of interests method of accounting can no longer be used for business combinations completed after June 30, 2001. The provisions of SFAS No. 141 are similar to prior generally accepted accounting principles (“GAAP”), although SFAS No. 141 requires additional disclosures for transactions occurring after the effective date. Under SFAS No. 141, the Company will continue to immediately write off in-process research and development. SFAS No. 142 eliminates the amortization of goodwill for business combinations completed after June 30, 2001. Effective February 1, 2002, goodwill will no longer be amortized, but is required to be assessed on an annual basis for impairment at the reporting unit level by applying a fair value based test. SFAS No. 142 also provides additional guidance on acquired intangibles that should be separately recognized and amortized, which may result in the recognition of additional intangible assets as compared with prior GAAP. Beginning in the first quarter of fiscal 2003, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $373,000. The Company expects to complete an initial goodwill impairment assessment in fiscal 2003 to determine if a transition impairment charge should be recognized under SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate that a charge, if any, related to the adoption of SFAS No. 143 in fiscal 2003 will be significant.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, “Goodwill and Other Intangible Assets.”

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the first quarter of fiscal 2003 ending April 30, 2002. The Company does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 pertaining to assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial condition, consolidated results of operations, or cash flows.

4.    Acquisition

On December 7, 2000, Comarco acquired all of the outstanding shares of stock of EDX Engineering, Inc. (“EDX”), a leading developer of system planning tools for the wireless communications industry. Consideration for the acquisition consisted of approximately $2.3 million in cash and 257,428 shares of the Company’s common stock. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $3.4 million was recognized and is being amortized over nine years. Acquired identifiable intangible assets of $3.2 million consist primarily of completed technology and customer base and are being amortized over nine years.

The purchase price for the acquisition of EDX during the year ended January 31, 2001 was allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition. The total cost of the acquisition during the year ended January 31, 2001 is summarized as follows (in thousands):

Cash paid for acquisition, net	$2,324
Common stock issued	4,247
Assumed liabilities	254

Purchase price	$6,825

Unaudited pro forma statement of income information has not been presented because the effects of the EDX acquisition were not significant.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Discontinued Operations

In July 1999, Comarco embarked on a plan to dispose of its non-wireless businesses. This plan, which was formalized in October 1999, involved selling the Company’s defense and commercial staffing businesses. The disposition plan was completed with the sixth and final disposition transaction closing on November 17, 2000.

Pursuant to APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of Comarco have been reclassified to segregate the revenue, costs and expenses, assets and liabilities, and cash flows of the non-wireless businesses. The net operating results, net assets, and net cash flows of the non-wireless businesses have been reported as “discontinued operations.” Gross proceeds from the disposition transactions totaled $11.0 million.

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2002	2001	2000
Revenue	$—	$21,700	$51,700
Income (loss) from discontinued operations (net of income tax expense (benefit) of $0, $249, and ($128), respectively)	—	348	(433)
Loss on disposal of businesses (net of income tax expense of $427)	—	(357)	—

Loss from discontinued operations	$—	$(9)	$(433)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2002	2001
Commercial	$9,970	$8,502
Other	—	12

	9,970	8,514
Less: Allowances for doubtful accounts	(276)	(96)

	$9,694	$8,418

7.    Inventory

Inventory consists of the following (in thousands):

	January 31,
	2002	2001
Raw materials	$4,657	$4,695
Work-in-process	420	363
Finished goods	925	219

	$6,002	$5,277

8.    Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2002	2001
Office furnishings and fixtures	$1,537	$1,487
Equipment	9,145	7,178
Purchased software	413	281

	11,095	8,946
Less: Accumulated depreciation and amortization	(7,261)	(5,251)

	$3,834	$3,695

9.    Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2002	2001
Capitalized software development costs	$18,056	$12,585
Less: Accumulated amortization	(7,917)	(5,336)

	$10,139	$7,249

Capitalized software development costs for the years ended January 31, 2002, 2001, and 2000 totaled $5.5 million, $4.6 million, and $3.6 million, respectively. Amortization of software development costs for the years ended January 31, 2002, 2001, and 2000 totaled $2.6 million, $3.2 million, and $1.9 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2002	2001
Purchased technology	$1,790	$1,790
Customer base	930	930
Goodwill	5,941	4,947
Other acquired intangible assets	1,450	1,650

	10,111	9,317
Less: Accumulated amortization	(1,993)	(936)

	$8,118	$8,381

The primary increase in goodwill during 2002 related to the purchase of 57,000 minority shares of CWT.

Amortization of intangible assets for the years ended January 31, 2002, 2001, and 2000 amounted to $1,057,000, $434,000, and $303,000, respectively.

11.    Line of Credit

The Company maintained a $10 million unsecured revolving credit facility (“Credit Facility”). The Credit Facility expired in June 2001 and was not renewed by the Company. The Company will negotiate new terms with the bank when deemed necessary.

12.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2002	2001
Accrued payroll and related expenses	$3,684	$3,663
Accrued divestiture liabilities	1,142	2,359
Inventory received not yet invoiced	696	1,333
Other	1,664	2,009

	$7,186	$9,364

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Income Taxes

Income taxes from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2002	2001	2000
Federal:
Current	$1,346	$1,939	$1,906
Deferred	1,331	45	(318)
State:
Current	(8)	490	538
Deferred	190	9	(65)

	$2,859	$2,483	$2,061

During the years ended January 31, 2002, 2001, and 2000, the Company recognized a credit to additional paid-in capital and a debit to income tax payable in the amounts of $657,000, $2,413,000, and $865,000, respectively, relating to the tax benefit from exercises of Company stock options.

The effective income tax rate or income before income taxes differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2002		2001		2000
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Computed “expected” tax on income before income taxes	$2,641	34.0%	$2,391	34.0%	$1,920	34.0%
State tax, net of federal benefit	466	6.0	329	4.7	312	5.5
Research credit	(476)	(6.1)	(297)	(4.2)	(67)	(1.2)
MIC credit	(176)	(2.3)	—	—	—	—
Goodwill	404	5.2	—	—	—	—
Other, net	—	—	60	0.8	(104)	(1.8)

Income tax expense	$2,859	36.8%	$2,483	35.3%	$2,061	36.5%

The tax rates shown above are for tax expense on income from continuing operations.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2002 and 2001 are as follows (in thousands):

	January 31,
	2002	2001
Deferred tax assets:
Accounts receivable	$181	$122
Inventory	451	296
Property and equipment, principally due to differing depreciation methods	174	113
Employee benefits, principally due to accrual for financial reporting purposes	1,605	1,913
Accrued liabilities for financial reporting purposes	456	1,258
Research and manufacturer investment credit carryforwards	330	—
Other	64	175

Total gross deferred tax assets	3,261	3,877
Less valuation allowance	—	—

Net deferred tax assets	$3,261	$3,877

Deferred tax liabilities:
Software development costs	4,055	2,900
Other	—	250

Total deferred tax liabilities	$4,055	$3,150

Net deferred tax asset (liability)	$(794)	$727

The Company has federal and state research and experimentation credit carryforwards of $55,000 and $205,000, which expire through 2021 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $70,000, which expires through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was no valuation allowance for deferred tax assets as of February 1, 2000, and no change in the valuation allowance for the year ended January 31, 2002.

During 2001, the U.S. Internal Revenue Service completed its audit of the Company’s income tax returns for the years ended January 31, 1997 and 1998. The resolution of the audit did not result in a material effect on the Company’s financial condition or results of operations.

14.    Stock Compensation

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase up to 2,704,337 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the three years ended January 31, 2002 are summarized below:

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 1999	1,032,188	$7.55
Options granted	105,000	13.45
Options canceled or expired	(23,250)	13.69
Options exercised	(125,438)	4.24

Balance, January 31, 2000	988,500	8.45
Options granted	273,750	21.45
Options canceled or expired	(20,810)	13.83
Options exercised	(392,270)	5.30

Balance, January 31, 2001	849,170	14.02
Options granted	200,500	13.58
Options canceled or expired	(86,400)	17.47
Options exercised	(24,375)	11.64

Balance, January 31, 2002	938,895	$13.66

The following table summarizes information about stock options outstanding at January 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$3.04 to 3.59	94,875	1.6 years	$ 3.28	94,875	$ 3.28
5.75 to 7.67	67,500	3.1	6.18	67,500	6.18
9.67 to 12.41	248,645	6.8	11.12	148,894	10.72
13.21 to 17.50	313,750	7.4	14.73	185,375	14.69
19.33 to 23.67	214,125	8.3	22.04	65,063	21.68

$ 3.04 to 23.67	938,895	6.6 years	$13.66	561,707	$11.50

Stock options exercisable at January 31, 2002, 2001, and 2000 were 561,707, 426,988, and 676,875, respectively, at weighted-average exercise prices of $11.50, $9.43, and $6.33, respectively. Shares available under the plans for future grants at January 31, 2002, 2001, and 2000 were 191,336, 333,188, and 275,033, respectively.

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2002, 2001, and 2000 was $6.64, $10.36, and $5.60, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years ended January 31,
	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.9%	39.1%	31.4%
Risk-free interest rate	4.6%	6.2%	5.5%
Expected life	6 years	6 years	6 years

CWT also has a subsidiary stock option plan. Figures for this plan reflect a 10-for-1 stock split declared during the year ended January 31, 1998. Under this plan, officers and key employees of CWT may be granted

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2002, the Company owned 3,118,000 out of the 3,126,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the Compensation Committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the Committee, but not later than ten years and one week after the date of grant.

In years ended January 31, 2002, 2001, and 2000, no options were granted. In the year ended January 31, 2000, 58,000 options were exercised at a weighted-average exercise price of $3.08 per share, and 5,000 options were canceled at a weighted-average exercise price of $13.22 per share. In the year ended January 31, 2001, 7,000 options were exercised at a weighted-average exercise price of $13.22 per share. In the year ended January 31, 2002, 61,000 options were exercised at a weighted-average exercise price of $3.93 per share, and 6,000 options were canceled at a weighted-average exercise price of $14.68 per share. Stock options exercisable at January 31, 2002, 2001, and 2000 were 282,000, 346,250, and 345,500, respectively, at weighted-average exercise prices of $5.56, $5.34, and $5.28, respectively. Shares available under the plan for future grants at January 31, 2002, 2001, and 2000 were 192,000, 186,000, and 186,000, respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$2.53 to 4.30	212,000	2.8 years	$ 3.20	212,000	$ 3.20
11.97 to 13.22	61,000	3.9	11.99	61,000	11.99
17.62	9,000	5.1	17.62	9,000	17.62

$2.53 to 17.62	282,000	3.1 years	$ 5.56	282,000	$ 5.56

The Company applies APB No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Years ended January 31,
	2002	2001	2000
Net income: As reported	$4,910	$4,541	$3,153
Pro forma	4,325	3,885	2,634
Earnings per common share—basic:
As reported	$0.70	$0.67	$0.48
Pro forma	0.61	0.58	0.40
Earnings per common share—diluted:
As reported	$0.66	$0.61	$0.43
Pro forma	0.56	0.50	0.36

Pro forma net income and earnings per share reflect only options granted since February 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options’ vesting periods of four years and compensation cost for options granted prior to February 1, 1995 is not considered.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. The reconciliation of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2002	2001	2000
Basic:
Net income from continuing operations	$4,910	$4,550	$3,586
Weighted average shares outstanding	7,035	6,751	6,572

Basic earnings per share from continuing operations	$0.70	$0.67	$0.55

Net loss from discontinued operations	$—	$(9)	$(433)
Weighted average shares outstanding	7,035	6,751	6,572

Basic loss per share from discontinued operations	$—	$—	$(0.07)
Net income	$4,910	$4,541	$3,153
Weighted average shares outstanding	7,035	6,751	6,572

Basic earnings per share	$0.70	$0.67	$0.48

Diluted:
Net income from continuing operations	$4,910	$4,550	$3,586

Effect of subsidiary options	(228)	(307)	(216)

Net income used in calculation of diluted earnings per share from continuing operations	$4,682	$4,243	$3,370

Weighted average shares outstanding	7,035	6,751	6,572
Effect of dilutive securities—stock options	93	254	265

Weighted average shares used in calculation of diluted earnings per share from continuing operations	7,128	7,005	6,837

Diluted earnings per share from continuing operations	$0.66	$0.61	$0.49

Net loss from discontinued operations	$—	$(9)	$(433)
Effect of subsidiary options	—	—	—

Net loss used in calculation of diluted earnings per share from discontinued operations	$—	$(9)	$(433)

Weighted average shares outstanding	7,035	6,751	6,572
Effect of dilutive securities—stock options	93	254	265

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Years Ended January 31,
	2002	2001	2000
Weighted average shares used in calculation of diluted loss per share from discontinued operations	7,128	7,005	6,837

Diluted loss per share from discontinued operations	$—	$—	$(0.06)

Net income	$4,910	$4,541	$3,153
Effect of subsidiary options	(228)	(307)	(216)

Net income used in calculation of diluted earnings per share	$4,682	$4,234	$2,937

Weighted average shares outstanding	7,035	6,751	6,572
Effect of dilutive securities—stock options	93	254	265

Weighted average shares used in calculation of diluted earnings per share	7,128	7,005	6,837

Diluted earnings per share	$0.66	$0.61	$0.43

16.    Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as amended effective January 1, 2000, employees who have been with the Company in excess of three months and are at least 18 years of age may participate by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2002, 2001, and 2000 were approximately $699,000, $733,000, and $904,000, respectively.

17.    Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2002	2001	2000
	(in thousands)
Cash paid during the year for:
Interest	$21	$131	$—
Income taxes	1,429	1,013	3,648

In December 2001, the Company issued 95,779 shares of the Company’s common stock in connection with the purchase of CWT shares held by minority interests.

In January 2001, the Company issued 5,916 shares of the Company’s common stock in connection with the purchase of CWT shares held by minority interests.

In December 2000, the Company acquired the outstanding stock of EDX for 257,428 shares of Company stock and approximately $2.3 million in cash (Note 4).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a supplemental disclosure of noncash transactions in connection with the EDX acquisition for the year ended January 31, 2001 (in thousands):

Fair value of assets acquired	$6,825
Assumed liabilities	(254)
Common stock issued	(4,247)

Cash paid for acquisition, net	$2,324

In December 1999, the Company issued 69,265 shares of the Company’s common stock in connection with the purchase of CWT shares held by minority interests.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Business Segment Information

The Company has two reportable operating segments: wireless infrastructure and wireless applications. Wireless infrastructure designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. RF engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed. The wireless infrastructure segment is also a provider of engineering services that assist wireless carriers, equipment vendors, and others deploy, optimize, and evaluate the performance of wireless networks.

Wireless applications designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Remote voice systems currently include various call box products that provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, approximately 14,000 CWT call boxes are installed, the majority of which are serviced and maintained under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2002
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$29,661	$21,346	$51,007
Cost of revenue	12,933	12,740	25,673

Gross profit	$16,728	$8,606	$25,334

Gross margin	56.4%	40.3%	49.7%

	Year Ended January 31, 2001
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$34,678	$14,786	$49,464
Cost of revenue	14,315	10,503	24,818

Gross profit	$20,363	$4,283	$24,646

Gross margin	58.7%	29.0%	49.8%

	Year Ended January 31, 2000
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$19,259	$19,965	$39,224
Cost of revenue	7,575	13,219	20,794

Gross profit	$11,684	$6,746	$18,430

Gross margin	60.7%	33.8%	47.0%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2002	2001	2000
United States	$46,892	$44,738	$35,280
Canada	108	22	753
Europe	547	350	907
Asia	1,312	932	338
Latin America	2,148	3,422	1,946

	$51,007	$49,464	$39,224

Long-lived assets outside of North America were not significant at January 31, 2002, 2001, and 2000.

19.    Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $2.0 million at January 31, 2002, payable as follows: $823,000, $730,000, $351,000, $26,000, and $27,000 in the years ended January 31, 2003, 2004, 2005, 2006, and 2007, respectively. Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2002, 2001, and 2000 was $1.0 million, $1.0 million, and $1.7 million, respectively.

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

Comarco was named as a defendant in two lawsuits filed by Mobility Electronics, Inc. (“Mobility”).

Mobility v. Targus Group International, Inc. (“Targus”) and CWT was filed on July 23, 2001. In addition to claims against Targus, the distributor of the Company’s mobile power adapter products, the lawsuit alleges that the Company intentionally interfered with Mobility’s rights under an exclusive manufacturing agreement with Targus and misappropriated Mobility’s trade secrets.

Targus markets and distributes the Company’s ChargeSource 70-Watt universal AC power adapter. As previously announced, the Company received an $8.6 million purchase order from Targus covering the 70-Watt universal AC power adapter and a new ChargeSource universal DC power adapter recently introduced by Comarco. In its complaint, Mobility contends that it currently has an exclusive contract to manufacture DC power adapters for Targus. The Company understands that Targus purchased DC power adapter products from Mobility and that Targus used and sold DC power adapter products from Mobility under a terminable, non-exclusive license agreement between the Company and Targus involving patented Comarco technology. Prior to the filing of the lawsuit, the Company had terminated the license agreement with Targus in accordance with the provisions of the license agreement.

During October 2001, the three parties to the lawsuit entered into a settlement agreement and, on November 26, 2001, the lawsuit was dismissed with prejudice.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mobility v. Comarco, Inc. No. CIV011489PHXMHM was filed on August 10, 2001. This lawsuit alleges that the Company, through the manufacture and sale of its ChargeSource 70-Watt universal AC power adapter, infringed upon a patent purchased by Mobility on August 6, 2001. Mobility has amended its lawsuit to further seek declaratory judgments of non-infringement, patent invalidity, and/or patent unenforceability of three patents owned by Comarco.

Comarco’s management believes that Mobility’s infringement claim, as well as the amended claims against us are without merit, and we intend to vigorously defend the lawsuit.

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2002 and 2001 are as follows (in thousands, except per share data):

	Fiscal Year Quarters
Year ended January 31, 2002	First	Second	Third	Fourth
Revenue from continuing operations	$12,042	$14,010	$12,320	$12,635
Gross profit from continuing operations	5,871	7,249	5,915	6,299
Operating income from continuing operations	1,256	2,347	1,412	1,895
Net income from continuing operations	1,007	1,614	1,010	1,279
Net income	$1,007	$1,614	$1,010	$1,279

Basic earnings per share	$0.14	$0.23	$0.14	$0.18

Diluted earnings per share	$0.13	$0.21	$0.14	$0.17

	Fiscal Year Quarters
Year ended January 31, 2001	First	Second	Third	Fourth
Revenue from continuing operations	$10,097	$11,952	$13,153	$14,262
Gross profit from continuing operations	5,289	6,196	6,739	6,422
Operating income from continuing operations	1,299	636	2,264	2,079
Net income from continuing operations	865	473	1,643	1,569
Net income	$1,063	$774	$1,522	$1,182

Basic earnings per share	$0.16	$0.12	$0.22	$0.17

Diluted earnings per share	$0.15	$0.10	$0.20	$0.16

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Part III is incorporated by reference from the definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders to be held June 19, 2002, which we intend to file with the Securities and Exchange Commission by May 29, 2002.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements (See Item 8)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2002, 2001, and 2000 is submitted herewith:

II Reserves

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

3.1
Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

		3.2	By-Laws. The By-Laws are incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1986.

	10.	Material Contracts

10.1
1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986.

		10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988.

		10.3	Contract dated January 22, 1991 between the Company and the County of Los Angeles for the operation and maintenance of County-owned general aviation airports is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1991.

10.4
Agreement dated April 16, 1991 between the Company and Don M. Bailey, President and Chief Executive Officer, regarding employment termination in the event of a change in control of the Company is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1992.

10.5
Agreement dated December 14, 1989 between the Company and ManTech Engineering Corporation to establish the Interop Joint Venture is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1992.

10.6
Agreement dated January 4, 1993 between the Company, DynCorp, and Electronic Warfare Associates to establish the Tesco Joint Venture is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1993.

10.6
Agreement dated January 4, 1993 between the Company, DynCorp, and Electronic Warfare Associates to establish the Tesco Joint Venture is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1993.

10.7
Business Loan Agreement dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) to establish a $5,000,000 Guidance Line of Credit and an $8,000,000 Master Line of Credit is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.8
Guidance Line of Credit Note for $5,000,000 dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.9
Master Line of Credit for $8,000,000 dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.10
Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.11
Primary Stock Purchase Agreement among Comarco, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.12
Second Stock Purchase Agreement among Comarco, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.13	1995 Employee Stock Option Plan is incorporated by reference from the Company’s report on Form S-8 filed with the Securities and Exchange Commission on October 5, 1995.

10.14
First Amendment to Loan Agreement dated September 26, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 29, 1995.

10.15	Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 29, 1995.

10.16
Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 29, 1995.

10.17
Second Amendment to Loan Agreement dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.18
Second Amended and Restated Master Line of Credit Note dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.19
Second Amended and Restated Guidance Line of Credit Note dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.20
Asset Purchase Agreement among Comarco, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), R.A.L. Consulting and Staffing Services, Inc., and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.21
Employment Agreement between Comarco, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.22
Noncompetition and Confidentiality Agreement between Comarco, Inc., CoSource Solutions, Inc., (now known as Comarco Staffing, Inc.) and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.23
Third Amendment to Loan Agreement dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1997.

10.24
Third Amended and Restated Master Line of Credit Note dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1997.

10.25
Third Amended and Restated Guidance Line of Credit Note dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1997.

10.26
Fourth Amendment to Loan Agreement dated August 21, 1998 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1998.

10.27
Fourth Amended and Restated Master Line of Credit Note dated August 21, 1998 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1998.

10.28
Fifth Amended and Restated Master Line of Credit Note dated June 30, 2000 between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 2000.

10.29
Sixth Amendment to Loan Agreement dated June 30, 2000 between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 2000.

10.30
Letter Agreement dated December 6, 2000 amending the Loan Agreement between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 31, 2000.

	11.	Computation of Number of Shares of Common Stock used in the Computation of Earnings Per Share

	21.	Subsidiaries of the Company

The following are the significant subsidiaries of Comarco, Inc.:

• Comarco Wireless Technologies, Inc. (CWT) incorporated in the State of Delaware.

• Comarco Wireless International, Inc. (formerly known as Comarco Wireless Europe, Inc.) incorporated in the State of Delaware.

	23.1	Consent of Independent Auditors

	99.2	Undertakings of Registrant

(b)	Reports on Form 8-K

None.

COMARCO, INC. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2002.

Comarco, Inc. /s/ THOMAS A. FRANZA Thomas A. Franza President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

Signature	Title	Date

/s/ THOMAS A. FRANZA Thomas A. Franza	President and Chief Executive Officer (Principal Executive Officer)	April 22, 2002

/s/ DANIEL R. LUTZ Daniel R. Lutz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2002

/s/ DON M. BAILEY Don M. Bailey	Chairman of the Board	April 22, 2002

/s/ WILBUR L. CREECH Wilbur L. Creech	Director	April 22, 2002

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	April 22, 2002

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	April 22, 2002

/s/ ERIK VAN DER KAAY Erik van der Kaay	Director	April 22, 2002

COMARCO, INC. AND SUBSIDIARIES
SCHEDULE II—RESERVES
Three Years Ended January 31, 2002
(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Other Changes Add (Deduct)		Balance at End of Year
Year ended January 31, 2002:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$96	$345	$191	(1)	$26	(2)	$276
Year ended January 31, 2001:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$110	$24	$38	(1)	$—		$96
Year ended January 31, 2000:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$96	$24	$10	(1)	$—		$110

(1)	Writeoff of uncollectible receivables.
(2)	Collection of previously written-off receivables.