Form 10-Q
period 2002-04-30
COMARCO INC
filed 2002-06-14
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 0-5449

COMARCO, INC.
(Exact name of registrant as specified in its charter)

California	95-2088894
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2 Cromwell, Irvine, California 92618
(Address of principal executive offices and zip code)

(949) 599-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wa s required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant had 6,976,596 shares of common stock outstanding as of June 10, 2002.

S COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 30,	January 31,
	2002	2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,018	$21,288
Short-term investments	3,184	3,325
Accounts receivable, net	5,558	9,694
Inventory	5,943	6,002
Deferred tax assets, net	1,432	1,475
Other current assets	959	922

Total current assets	39,094	42,706

Property and equipment, net	3,592	3,834
Software development costs, net	10,333	10,139
Goodwill and acquired intangible assets, net	8,030	8,118
Other assets	1,147	1,145

	$62,196	$65,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$527	$200
Deferred revenue	4,603	5,299
Accrued liabilities	4,406	7,186

Total current liabilities	9,536	12,685

Deferred compensation	3,184	3,325
Deferred tax liabilities, net	2,506	2,269
Minority interest	74	76
Stockholders’ equity	46,896	47,587

	$62,196	$65,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended April 30,
	2002	2001
Revenue	$7,765	$12,042
Cost of revenue	4,980	6,171

Gross profit	2,785	5,871
Selling, general and administrative costs	2,335	3,358
Engineering and support costs	1,417	1,257

Operating income (loss)	(967)	1,256
Other income, net	107	322
Minority interest in earnings of subsidiary	1	(1)

Income (loss) before income taxes	(859)	1,577
Income tax expense (benefit)	(314)	570

Net income (loss)	$(545)	$1,007

Earnings (loss) per share:
Basic	$(0.08)	$0.14

Diluted	$(0.08)	$0.13

Weighted average common shares outstanding:
Basic	6,968	7,064

Diluted	6,968	7,164

Common shares outstanding	6,969	7,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended April 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(545)	$1,007
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,565	1,353
Tax benefit from exercise of stock options	11	—
Deferred income taxes	280	535
Provision for doubtful accounts receivable	6	99
Provision for obsolete inventory	(38)	(105)
Minority interest in earnings of subsidiary	(1)	1
Changes in operating assets and liabilities:
Trading securities	141	168
Accounts receivable	4,130	418
Inventory	97	(411)
Other assets	(40)	749
Deferred compensation	(141)	(342)
Current liabilities	(3,071)	(3,101)

Net cash provided by operating activities	2,394	371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	72
Purchases of property and equipment	(329)	(697)
Software development costs	(1,100)	(1,341)

Net cash used in investing activities	(1,429)	(1,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	121	—
Purchase and retirement of common stock	(278)	(76)

Net cash used in financing activities	(157)	(76)

Net increase (decrease) in cash and cash equivalents – continuing operations	808	(1,671)
Net decrease in cash and cash equivalents – discontinued operations	(78)	(259)

Net increase (decrease) in cash and cash equivalents	730	(1,930)
Cash and cash equivalents, beginning of period	21,288	24,903

Cash and cash equivalents, end of period	$22,018	$22,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$103	$328

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of hardware and software products for the wireless industry. Comarco also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Comarco is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company’s continuing operations consist solely of the operations of CWT.

2.    Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2002. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ended January 31, 2003.

Principles of Consolidation:

The condensed consolidated financial statements of the Company include the accounts of Comarco, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made in preparing the financial statements include the allowances for doubtful accounts, inventory reserves, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, warranty reserves, litigation, and other contingencies. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

Reclassifications:

Certain prior period balances have been reclassified to conform to the current period presentation.

3.    Recent Accounting Pronouncements

Effective February 1, 2002, the Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and sets forth methods for periodically evaluating goodwill for impairment. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the impairment test, which

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

must be completed by July 31, 2002, will identify potential impairment of goodwill and other intangible assets deemed to have indefinite lives. The second step of the impairment test, which must be completed prior to the issuance of the Company’s fiscal 2003 annual financial statements, will measure the amount of impairment loss, if any.

As required by SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets deemed to have indefinite lives of $6.9 million beginning February 1, 2002, thereby eliminating amortization of approximately $181,000 per quarter.

The following supplemental pro forma information presents the Company’s net income (loss) and earnings (loss) per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented (in thousands):

	Three Months Ended April 30,
	2002	2001
Net income (loss) — as reported	$(545)	$1,007
Adjustments:
Amortization of goodwill, net of tax	—	106
Net income (loss) — as adjusted	$(545)	$1,113

Adjusted basic earnings (loss) per share	$(0.08)	$0.16

Adjusted diluted earnings (loss) per share	$(0.08)	$0.15

The Company has begun performing the first of the required impairment tests under the new rules but has not yet determined the effect, if any, the impairment tests will have on its results of operations and financial condition. The Company’s evaluation may result in an impairment under this new method of evaluating goodwill.

Effective February 1, 2002, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

4.    Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through April 30, 2002, the Company has repurchased approximately 2.5 million shares for an average price of $8.23 per share. During the first quarter ended April 30, 2002, the Company repurchased 26,200 shares of our common stock in the open market for an average price of $10.62 per share.

5.    Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the first quarter ended April 30, 2002, basic and diluted net loss per share were the same because the inclusion of the dilutive securities would have been antidilutive. The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss).

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

In the tables below, “Income” or “Loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended April 30,
	2002	2001
Basic:
Net income (loss)	$(545)	$1,007
Weighted average shares outstanding	6,968	7,064

Basic income (loss) per share	$(0.08)	$0.14

Diluted:
Net income (loss)	$(545)	$1,007
Effect of subsidiary options	21	(53)

Net income used in calculation of diluted income (loss) per share	$(524)	$954

Weighted average shares outstanding	6,968	7,064
Effect of dilutive securities — stock options	—	100

Weighted average shares used in calculation of diluted income (loss) per share	6,968	7,164

Diluted income (loss) per share	$(0.08)	$0.13

6.    Inventory

Inventory consists of the following (in thousands):

	April 30, 2002	January 31, 2002
Raw materials	$4,525	$4,657
Work in progress	245	420
Finished goods	1,173	925

	$5,943	$6,002

7.    Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2002	January 31, 2002
Capitalized software development costs	$19,156	$18,056
Less accumulated amortization	(8,823)	(7,917)

	$10,333	$10,139

Capitalized software development costs for the quarters ended April 30, 2002 and 2001 totaled $1.1 million and $1.3 million, respectively. Amortization of software development costs for the quarters ended April 30, 2002 and 2001 totaled $906,000 and $612,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

8.    Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2002	January 31, 2002
Purchased technology	$1,790	$1,790
Customer base	930	930
Goodwill	5,941	5,941
Other acquired intangible assets	1,450	1,450

	$10,111	$10,111
Less accumulated amortization	(2,081)	(1,993)

	$8,030	$8,118

Amortization of definite lived intangible assets for the quarters ended April 30, 2002 and 2001 totaled $88,000 and $261,000, respectively. As discussed in Note 3, the Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

9.    Business Segment Information

The Company has two reportable operating segments: wireless infrastructure and wireless applications. Wireless infrastructure designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio Frequency (“RF”) engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2002
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$3,108	$4,657	$7,765
Cost of revenue	2,177	2,803	4,980

Gross profit	$931	$1,854	$2,785

Gross margin	29.9%	39.8%	35.9%

	Three Months Ended April 30, 2001
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$6,692	$5,350	$12,042
Cost of revenue	2,863	3,308	6,171

Gross profit	$3,829	$2,042	$5,871

Gross margin	57.2%	38.2%	48.8%

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)

Revenue by geographic area consisted of the following (in thousands):

	Three Months Ended April 30,
	2002	2001
North America	$7,080	$11,727
Europe	372	16
Asia	122	275
Latin America	191	24

	$7,765	$12,042

10.    Contingencies

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Part I, Item 1 of the our report on Form 10-K for the year ended January 31, 2002, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications.

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

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco,” or the “Company”), is a leading provider of hardware and software products for the wireless industry. Comarco also designs and manufactures remote voice systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Comarco, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the State of Delaware in September 1993. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of CWT.

Results of Operations – Continuing Operations

We have two reportable operating segments: wireless infrastructure and wireless applications.

Wireless Infrastructure

Our wireless infrastructure business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

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

The wireless applications business also includes the ChargeSource family of mobile power products. The 70-watt universal AC power adapter, our second-generation mobile power system, charges and powers most laptop computers, cellular telephones, handheld devices, and portable printers. The ChargeSource product offering has been expanded to include the ChargeSource universal DC power adapter. This universal DC power adapter allows traveling professionals to use all of their existing ChargeSource SmartTips on the road or in the air. The device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in cars today. The ChargeSource universal DC power adapter began shipping during the third quarter of fiscal 2002. Targus currently distributes these two products. We anticipate expanding the ChargeSource product offering with a 20-watt universal power adapter with both AC and DC inputs during the third quarter of fiscal 2003. This product is targeted at the users of cellular telephones, pocket PCs, handheld devices, and digital cameras and camcorders.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three months ended April 30, 2002 and 2001. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended April 30,
	2002	2001
Revenue	100.0%	100.0%
Cost of revenue	64.1	51.2

Gross profit	35.9	48.8

Selling, general and administrative costs	30.1	27.9
Engineering and support costs	18.2	10.5

Operating income (loss)	(12.4)	10.4
Other income, net	1.4	2.7
Minority interest in earnings of subsidiary	—	—

Income (loss) before income taxes	(11.0)	13.1
Income tax expense (benefit)	(4.0)	4.7

Net income (loss)	(7.0)%	8.4%

Consolidated

Revenue

Total revenue for the first quarter of fiscal 2003, which ended April 30, 2002, decreased 35.5 percent to $7.8 million compared to the first quarter of fiscal 2002, primarily due to significantly lower revenue generated by our wireless infrastructure business.

Cost of Revenue and Gross Margin

Total cost of revenue for the first quarter of fiscal 2003 decreased 19.3 percent to $5.0 million compared to the first quarter of fiscal 2002. As a percentage of revenue, gross margin decreased to 35.9 percent from 48.8 percent for the first quarter of the prior fiscal year. The decrease in gross margin was primarily attributable to significantly lower revenue generated by our wireless infrastructure business and reduced absorption of related fixed costs.

Selling, General and Administrative Costs

Selling, general, and administrative costs for the first quarter of fiscal 2003 were $2.3 million compared to $3.4 million for the first quarter of fiscal 2002, a decrease of $1.1 million or 30.5 percent. This decrease was due to reduced selling expenses and incentive compensation driven by significantly lower revenue generated by our wireless infrastructure business. Additionally, as of the first quarter of fiscal 2003, and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. For the first quarter of fiscal 2002, selling, general and administrative costs included $0.1 million of amortization of goodwill and other intangible assets deemed to have indefinite lives. As a percentage of revenue, selling, general and administrative costs were 30.1 percent and 27.9 percent for the quarters ended April 30, 2002 and 2001, respectively.

Engineering and Support Costs

Engineering and support costs, net of capitalized software development costs, for the first quarter of fiscal 2003 increased 12.7 percent to 1.4 million as compared to the first quarter of fiscal 2002. Gross engineering and support costs for the first quarter of fiscal 2003 were flat in comparison to the corresponding period of the prior fiscal year, while capitalized software development costs decreased by approximately $0.2 million resulting in a net increase in engineering and support costs. For the first quarter of fiscal 2003 and 2002, gross engineering and support costs were offset by capitalized software development costs totaling $1.1 million and $1.3 million, respectively.

Other Income

Other income consists primarily of interest income.

Income Tax Expense

Due to the loss for the first quarter of fiscal 2003, we recognized an income tax benefit of $0.3 million based on the expected annual effective tax rate of 36.6 percent for the fiscal year ending January 31, 2003. The effective tax rate for the quarter ended April 30, 2001 was 36.1 percent.

Wireless Infrastructure

	Three Months Ended April 30,
	2002	2001
	(Dollars in thousands)
Revenue	$3,108	$6,692
Cost of revenue	2,177	2,863

Gross profit	$931	$3,829

Gross margin	29.9%	57.2%

Revenue

Revenue from our wireless infrastructure business for the first quarter of fiscal 2003 was $3.1 million compared to $6.7 million for the first quarter of fiscal 2002, a decrease of $3.6 million or 53.6 percent. Many of our customers, primarily wireless carriers, continue to be negatively impacted by a wireless industry experiencing slowing subscriber growth, intensifying price competition, reduced access to capital, and the need to manage cash flow. Coupled with a weakened economy, wireless carriers have responded to these challenges by reducing capital spending and focusing on projects that can most directly contribute to their revenue. Wireless carriers now appear focused on satisfying customer demand for enhanced data services, seamless and comprehensive coverage, improved quality of service, and faster data transmission. Many of these initiatives require capital spending for additional network capacity and next-generation technologies. With reduced availability of capital and the transition to next-generation technologies, plans, projects, and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, their spending patterns continue to be volatile and difficult to predict. The downturn in the wireless industry has reduced overall demand for our wireless infrastructure products and services, and continues to make it difficult for us to forecast our wireless infrastructure operations for fiscal 2003.

Additionally, the downturn in the wireless industry has caused us to reevaluate our strategy of providing engineering services. We began offering engineering services, which are complementary to our wireless infrastructure products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, as wireless carriers continue to reduce their spending, the competition to provide engineering services has become more intense. Lower contract pricing and fewer opportunities are resulting in reduced revenue and profitability for all engineering services providers. We currently do not have a major contract to provide engineering services. Accordingly, we have reduced staffing and related costs to a level sufficient to meet our remaining customer commitments, which we expect to be completed by the end of June 2002. We currently do not anticipate providing engineering services during the balance of fiscal 2003. Revenue from engineering services totaled 0.5 million for the first quarter of fiscal 2003. For fiscal 2003, we expect revenue from engineering services to total approximately $0.9 million, a significant decrease in comparison to $7.5 million for fiscal 2002.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless infrastructure business for the first quarter of fiscal 2003 was $2.2 million compared to $2.9 million for the first quarter of fiscal 2002, a decrease of approximately $0.7 million or 23.9 percent. As a percentage of revenue, gross margin decreased to 29.9 percent from 57.2 percent for the corresponding period of the prior fiscal year. The decrease in cost of revenue was due to decreased sales volumes of our hardware and software tools partially offset by increased amortization of capitalized software development costs. Increased amortization of software development costs was primarily due the release of RAPcentral, the first application based on a newly developed stationary testing platform. This application, which consists of hardware and software, automates data collection, analysis, and delivery of revenue assurance information that is critical to wireless carriers in their efforts to capture and bill for all minutes of use. Amortization of software development costs for the first quarter ended April 30, 2002 and 2001 totaled $0.9 million and $0.6 million. The decrease in gross margin was primarily attributable to significantly lower revenue generated from the sale of our hardware and software tools and engineering services and reduced absorption of related fixed costs.

Wireless Applications

	Three Months Ended April 30,
	2002	2001
	(Dollars in thousands)
Revenue	$4,657	$5,350
Cost of revenue	2,803	3,308

Gross profit	$1,854	$2,042

Gross margin	39.8%	38.2%

Revenue

Revenue from our wireless applications business for the first quarter of 2003 was $4.7 million compared to $5.4 million for the first quarter of 2002, a decrease of approximately $0.7 million or 13.0 percent. This decrease was due to a $1.2 million decrease in sales of our call box products, which tend to fluctuate quarter-to-quarter, partially offset by a $0.5 million increase in sales of our ChargeSource products. First quarter revenue included sales of our ChargeSource universal DC power adapter, which went into production during the third quarter of fiscal 2002.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless applications segment for the first quarter of fiscal 2003 was $2.8 million compared to $3.3 million for the first quarter of fiscal 2002, a decrease of $0.5 million or 15.3 percent. The decrease in cost of revenue was due to decreased sales volumes of our callbox products partially offset by increased sales of our ChargeSource products. As a percentage of revenue, gross margin increased to 39.8 percent from 38.2 percent for the corresponding period of the prior fiscal year. The increase in gross margin is the result of call box cost controls implemented in fiscal 2002.

Discontinued Operations

As discussed above, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000.

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $22.0 million at April 30, 2002.

Cash Flows from Operating Activities

We generated cash from operations of $2.4 million for the first quarter of fiscal 2003 compared to $0.4 million for the corresponding period of the prior fiscal year. The increase in cash generation for the first quarter was primarily due to significant collections of accounts receivable partially offset by the net loss for the quarter. Accounts receivable decreased $4.1 million to $5.6 million at April 30, 2002 from $9.7 million at January 31, 2002, primarily due to significantly lower revenue generated by our wireless infrastructure business for the first quarter of fiscal 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million for the first quarter of fiscal 2003 compared to $2.0 million for the corresponding quarter of fiscal 2002. In both periods, capital expenditures for property and equipment and software development constituted substantially all of our cash used in investing activities.

The development of software is critical to our products currently under development. We intend to invest aggressively in software development programs designed to bring new products and services for the wireless communications industry to market in a timely manner. We are currently developing a new wireless infrastructure product platform, the XPort, which is in response to wireless carriers’ needs for flexible, scalable, and high-value mobile test and measurement tools. We currently anticipate completing the development of the XPort product platform by the end of fiscal 2003. We expect to fund software and hardware development programs with current cash balances and cash provided by operating activities.

Cash Flows from Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2003 consisted of $278,000 that was used to repurchase 26,200 shares of the Company’s common stock in the open market for an average price of $10.62 per share under our share repurchase program. From program inception in 1992 through April 30, 2002, the Company has repurchased approximately 2.5 million shares for an average price of $8.23 per share. Proceeds from the sale of common stock issued through employee and director stock option plans generated $121,000 during the first quarter of fiscal 2003.

Net cash used in financing activities for the first quarter of fiscal 2002 consisted of $76,000 that was used to repurchase 5,700 shares of the Company’s common stock in the open market for an average price of $13.38 per share under our share repurchase program.

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets. These critical accounting policies have been applied during the first quarter of fiscal 2003 consistent with the prior periods and the year ended January 31, 2002, except as discussed in Note 3 with respect to goodwill amortization and impairment valuation.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended January 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of April 30, 2002, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from reported operations. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments is other than temporary.

Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs, or write-offs of our investments. We do not currently hedge against equity price changes.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Comarco, Inc. was named as a defendant in a lawsuit filed by Mobility Electronics, Inc. (“Mobility”). Mobility v. Comarco, Inc. and Comarco Wireless Technologies, Inc., Case No. CIV-01-1489-PHX-MHM, U.S. District Court for the District of Arizona was served on August 10, 2001. This lawsuit alleges that the Company, through the manufacture and sale of its ChargeSource 70-Watt universal AC power adapter, infringed upon a patent purchased by Mobility on August 6, 2001. Mobility has amended its lawsuit to further seek declaratory judgments of non-infringement, patent invalidity, and/or patent unenforceability of three patents owned by us. Comarco has moved for dismissal of the amended complaint in its entirety. The motion has been fully briefed and argued, and the parties are awaiting a ruling.

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

11    Schedule of Computation of Net Income (Loss) Per Share

(b)	Report on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on June 10, 2002.

COMARCO, INC.
By:	/s/ DANIEL R. LUTZ
Daniel R. Lutz
Vice President and Chief Financial Officer