Form 10-Q
period 2002-07-31
COMARCO INC
filed 2002-09-16
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

The registrant had 6,963,108 shares of common stock outstanding as of September 12, 2002.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2002

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,880	$21,288
Short-term investments	2,637	3,325
Accounts receivable, net	6,079	9,694
Inventory	4,090	6,002
Deferred tax assets, net	2,455	1,475
Other current assets	721	922

Total current assets	39,862	42,706
Property and equipment, net	3,176	3,834
Software development costs, net	4,471	10,139
Goodwill and other intangible assets, net	2,458	8,118
Other assets	1,148	1,145

	$51,115	$65,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$502	$200
Deferred revenue	5,150	5,299
Accrued liabilities	4,845	7,186

Total current liabilities	10,497	12,685
Deferred compensation	2,637	3,325
Deferred tax liabilities, net	582	2,269
Minority interest	214	76
Stockholders’ Equity:
Common stock, $0.10 par value, 50,625,000 shares authorized, 6,971,146 and 6,978,014 shares outstanding at July 31, 2002 and January 31, 2002, respectively	697	698
Additional paid-in capital	10,601	10,813
Retained earnings	25,887	36,076

	37,185	47,587

	$51,115	$65,942

The accompanying notes are an intregal part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenue	$10,009	$14,010	$17,775	$26,052
Cost of revenue	5,814	6,761	10,795	12,932
Gross profit	4,195	7,249	6,980	13,120
Selling, general and administrative costs	2,395	3,502	4,730	6,860
Asset impairment charges	9,810	—	9,810	—
Engineering and support costs	1,303	1,400	2,721	2,657

Operating income (loss)	(9,313)	2,347	(10,281)	3,603
Other income, net	96	251	203	574
Minority interest	70	(25)	79	(26)
Income (loss) before income taxes	(9,147)	2,573	(9,999)	4,151
Income tax expense (benefit)	(2,422)	959	(2,736)	1,530
Net income (loss) before cumulative effect of accounting change	(6,725)	1,614	(7,263)	2,621
Cumulative effect of accounting change	—	—	(2,926)	—

Net income (loss)	$(6,725)	$1,614	$(10,189)	$2,621

Net income (loss) per share—basic:
Net income (loss) before cumulative effect of accounting change	$(0.96)	$0.23	$(1.04)	$0.37
Cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss) per share—basic	$(0.96)	$0.23	$(1.46)	$0.37

Net income (loss) per share—diluted:
Net income (loss) before cumulative effect of accounting change	$(0.96)	$0.21	$(1.04)	$0.35
Cumulative effect of accounting change	$—	$—	$(0.42)	$—
Net income (loss) per share—diluted	$(0.96)	$0.21	$(1.46)	$0.35

The accompanying notes are an intregal part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended July 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,189)	$2,621
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,279	2,659
Tax benefit from exercise of stock options	133	615
Deferred income taxes	(2,667)	696
Asset impairment charges	9,810	—
Loss on disposal of property and equipment	154	—
Cumulative effect of accounting change	2,926	—
Provision for doubtful accounts receivable	(6)	18
Provision for obsolete inventory	(21)	299
Minority interest in earnings of subsidiary	(79)	26
Changes in operating assets and liabilities:
Decrease in trading securities	688	122
Decrease (increase) in accounts receivable	3,573	(2,339)
Decrease (increase) in inventory	530	(983)
Decrease (increase) in other assets	(527)	807
Deferred compensation	(688)	(292)
Decrease in current liabilities	(1,763)	(3,810)
Net cash provided by operating activities	5,153	439

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	72
Proceeds from sales of property and equipment	131	—
Purchases of property and equipment	(868)	(1,354)
Investment in SwissQual	—	(1,049)
Cash paid for acquisition of minority interest	—	(118)
Software development costs	(2,015)	(2,833)

Net cash used in investing activities	(2,752)	(5,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	121	283
Net proceeds from issuance of subsidiary common stock	78	134
Purchase of common stock	(353)	(232)

Net cash provided by (used in) financing activities	(154)	185

Net increase (decrease) in cash and cash equivalents—continuing operations	2,247	(4,658)
Net increase (decrease) in cash and cash equivalents—discontinued operations	345	(780)

Net increase (decrease) in cash and cash equivalents	2,592	(5,438)
Cash and cash equivalents, beginning of period	21,288	24,903

Cash and cash equivalents, end of period	$23,880	$19,465

Supplemental disclosures of cash flow information:
Cash paid for interest	$10	$—

Cash paid for income taxes	$356	$735

The accompanying notes are an intregal part of these condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2002 and the Company’s quarterly report on Form 10-Q for the first quarter ended April 30, 2002. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be expected for the year ended January 31, 2003.

Principles of Consolidation:

The condensed consolidated financial statements of the Company include the accounts of Comarco, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations in prior periods. All material intercompany balances, transactions, and profits have been eliminated.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Asset Impairment Charges

Due to significantly lower demand for existing wireless infrastructure products in the wireless marketplace and the Company’s strategy of investing available resources in the development of XPort, a new product platform, management has analyzed the carrying value of all assets attributable to the Company’s wireless infrastructure business. Based on this analysis, the Company recorded asset impairment charges totaling $9.8 million ($7.2 million net of tax) during the second quarter ended July 31, 2002. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

Property and equipment	$205
Software development costs	5,619
Inventory	1,403
Intangible assets	2,583

$9,810

The above impaired assets are exclusively related to legacy 2G wireless infrastructure products and do not include any assets related to the Company’s engineering services business, which ceased operations during the second quarter of fiscal 2003.

4.    Goodwill and Other Intangible Assets

Effective February 1, 2002, the Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and sets forth methods for periodically evaluating goodwill for impairment.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. During the second quarter of fiscal 2003, the Company completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to the Company’s EDX software reporting unit. This reporting unit is included in the Company’s wireless infrastructure segment for financial reporting purposes, and the related goodwill was generated through the Company’s acquisition of EDX Engineering, Inc. during December 2000. Such charge is non-operational in nature and is reflected as a cumulative effect of change in accounting principle.

In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless infrastructure segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill and accordingly, $2.9 million is recorded as a cumulative charge for the six months ended July 31, 2002. An annual impairment review will be performed during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2003. Future impairments of intangible assets will be recorded as operating expenses.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other intangible assets consist of the following (in thousands):

	July 31, 2002	January 31, 2002
Purchased technology	$—	$1,790
Customer base	—	930
Goodwill	2,606	5,941
Other acquired intangible assets	1,000	1,450

	$3,606	$10,111
Less accumulated amortization	(1,148)	(1,993)

	$2,458	$8,118

Amortization of intangible assets for the three months ended July 31, 2002 and 2001 totaled $88,000 and $262,000, respectively. For the six months ended July 31, 2002 and 2001, amortization of intangibles totaled $176,000 and $523,000, respectively.

As required by SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets deemed to have indefinite lives beginning February 1, 2002. The Company recorded $0.7 million of goodwill amortization in fiscal 2002 that will not recur in future years.

The following supplemental pro forma information presents the Company’s net income (loss) and net income (loss) per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented (in thousands):

	Three Months Ended April 30,		Six Months Ended July 31,
	2002	2001	2002	2001
Net income (loss)—as reported	$(6,725)	$1,614	$(10,189)	$2,621
Adjustments:
Amortization of goodwill, net of tax	—	111	—	220

Net income (loss)—as adjusted	$(6,725)	$1,725	$(10,189)	$2,841

Adjusted basic net income (loss) per share	$(0.96)	$0.24	$(1.46)	$0.40

Adjusted diluted net income (loss) per share	$(0.96)	$0.23	$(1.46)	$0.38

5.    Recent Accounting Pronouncements

Effective February 1, 2002, the Company implemented SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The adoption of SFAS No. 144 did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued Statement No. 145, “Rescission of the FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15,

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company’s results of operation or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the adoption of SFAS No. 146 and its impact on the Company’s results of operations or financial position.

6.    Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through July 31, 2002, the Company has repurchased approximately 2.5 million shares for an average price of $8.23 per share. During the three months ended July 31, 2002, the Company repurchased 9,705 shares of common stock in the open market for an average price of $7.72 per share.

7.    Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the second quarter and six months ended July 31, 2002, basic and diluted net loss per share were the same because the inclusion of dilutive securities would have been antidilutive. The following table presents reconciliations of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss). In the tables below, “Income” or “Loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Basic:
Net income (loss) before cumulative effect of accounting change	$(6,725)	$1,614	$(7,263)	$2,621
Weighted average shares outstanding	6,972	7,055	6,970	7,059

Basic income (loss) per share before cumulative effect of accounting change	$(0.96)	$0.23	$(1.04)	$0.37

Cumulative effect of accounting change	$—	$—	$(2,926)	$—
Weighted average shares outstanding	6,972	7,055	6,970	7,059

Basic loss per share from cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss)	$(6,725)	$1,614	$(10,189)	$2,621
Weighted average shares outstanding	6,972	7,055	6,970	7,059

Basic income (loss) per share	$(0.96)	$0.23	$(1.46)	$0.37

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Diluted:
Net income (loss) before cumulative effect of accounting change	$(6,725)	$1,614	$(7,263)	$2,621
Effect of subsidiary options	—	(77)	—	(121)

Net income used in calculation of diluted income (loss) per share before cumulative effect of accounting change	$(6,725)	$1,537	$(7,263)	$2,500

Weighted average shares outstanding	6,972	7,055	6,970	7,059
Effect of dilutive securities—stock options	—	103	—	102

Weighted average shares used in calculation of diluted income (loss) per share before cumulative effect of accounting change	6,972	7,158	6,970	7,161

Diluted income (loss) per share before cumulative effect of accounting change	$(0.96)	$0.21	$(1.04)	$0.35

Cumulative effect of accounting change	$—	$—	$(2,926)	$—
Effect of subsidiary options	—	—	—	—

Net loss used in calculation of diluted loss per share from cumulative effect of accounting change	$—	$—	$(2,926)	$—

Weighted average shares outstanding	6,972	7,055	6,970	7,059
Effect of dilutive securities—stock options	—	103	—	102

Weighted average shares used in calculation of diluted loss per share from cumulative effect of accounting change	6,972	7,158	6,970	7,161

Diluted loss per share from cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss)	$(6,725)	$1,614	$(10,189)	$2,621
Effect of subsidiary options	—	(77)	—	(121)
Net income used in calculation of diluted income (loss) per share	$(6,725)	$1,537	$(10,189)	$2,500

Weighted average shares outstanding	6,972	7,055	6,970	7,059
Effect of dilutive securities—stock options	—	103	—	102

Weighted average shares used in calculation of diluted income (loss) per share	6,972	7,158	6,970	7,161

Diluted income (loss) per share	$(0.96)	$0.21	$(1.46)	$0.35

8. Inventory

Inventory consists of the following (in thousands):

	July 31, 2002	January 31, 2002
Raw materials	$3,201	$4,657
Work in progress	374	420
Finished goods	515	925

	$4,090	$6,002

As discussed in Note 3, during the three months ended July 31, 2002, the Company recorded a non-cash inventory impairment charge totaling $1.4 million related to the Company’s legacy 2G wireless infrastructure products.

9. Software Development Costs, Net

Software development costs consist of the following (in thousands):

	July 31, 2002	January 31, 2002
Capitalized software development costs	$7,609	$18,056
Less accumulated amortization	(3,138)	(7,917)

	$4,471	$10,139

Capitalized software development costs for the three months ended July 31, 2002 and 2001 totaled $0.9 million and $1.5 million, respectively. Capitalized software development costs for the six months ended July 31, 2002 and 2001 totaled $2.0 million and $2.8 million, respectively. Amortization of software development costs for the quarters ended July 31, 2002 and 2001 totaled $1.2 million and $557,000, respectively. For the six months ended July 31, 2002 and 2001, amortization of software development costs totaled $2.1 million and $1.2 million, respectively. Amortization of software development costs has been reported in cost of revenue in the accompanying condensed consolidated financial statements.

As discussed in Note 3, during the three months ended July 31, 2002, the Company recorded a non-cash impairment charge totaling $5.6 million related to capitalized software development costs attributable to the Company’s legacy 2G wireless infrastructure products.

10. Business Segment Information

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (in thousands):

	Three Months Ended July 31, 2002			Three Months Ended July 31, 2001
	Wireless Infrastructure	Wireless Applications	Total	Wireless Infrastructure	Wireless Applications	Total
Revenue	$3,375	$6,634	$10,009	$8,418	$5,592	$14,010
Cost of revenue	2,040	3,774	5,814	3,439	3,322	6,761

Gross profit	$1,335	$2,860	$4,195	$4,979	$2,270	$7,249

Gross margin	39.5%	43.1%	41.9%	59.2%	40.6%	51.7%

	Six Months Ended July 31, 2002			Six Months Ended July 31, 2001
	Wireless Infrastructure	Wireless Applications	Total	Wireless Infrastructure	Wireless Applications	Total
Revenue	$6,484	$11,291	$17,775	$15,109	$10,943	$26,052
Cost of revenue	4,219	6,576	10,795	6,302	6,630	12,932

Gross profit	$2,265	$4,715	$6,980	$8,807	$4,313	$13,120

Gross margin	34.9%	41.8%	39.3%	58.3%	39.4%	50.4%

Revenue by geographic area consists of the following (dollars in thousands):
	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
North America	$8,334	$12,943	$15,414	$24,670
Europe	945	—	1,317	16
Asia	246	830	369	854
Latin America	484	237	675	512

	$10,009	$14,010	$17,775	$26,052

11. Contingencies

Mobility Electronics, Inc. (“Mobility”) commenced proceedings for patent infringement against the Company and CWT with respect to CWT’s ChargeSource power supply products (the “Mobility Action”). The Company was first served with Mobility’s amended complaint on August 10, 2001. In addition to asserting that the Company and CWT have infringed a Mobility patent, the amended complaint seeks declaratory judgment that three of CWT’s power-supply related patents are either invalid or not infringed by power supplies produced or to be produced by Mobility. The Company and CWT moved for dismissal of the amended complaint in its entirety. The motion was denied, but the Court indicated that based on the results of discovery the Court may grant a renewed motion to dismiss the declaratory judgment claim. The Company and CWT believe that they have meritorious defenses with respect to Mobility’s patent and declaratory judgment causes of actions.

On June 21, 2002, CWT filed an action for patent infringement against the Xtend Micro Products, Inc. (“Xtend”) and its parent entity, iGo Corporation (“iGo”). CWT alleges that certain patents owned by CWT are infringed by Xtend’s PowerXtender™ and AC Adapter power supply products as well as other power supply and power adapter products and related accessories. On July 15, 2002, Xtend and iGo answered the complaint denying the allegations in CWT’s complaint and asserting a number of affirmative defenses. Xtend and iGo have indicated in court filings that they will seek to have this case transferred to and consolidated with the Mobility Action because

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this case involves two of the patents involved in the Mobility Action, and Mobility and iGO have recently merged into a single corporate entity. CWT believes that its case against Xtend and iGo is meritorious and that CWT has valid grounds for opposing any motion to consolidate this case with the Mobility Action that may be filed by Xtend and/or iGo.

Los Angeles County Service Authority for Freeway Emergencies (“LASAFE”) filed an action against CWT on June 10, 2002, relating to two contracts between LASAFE and CWT concerning call box systems manufactured by CWT, upgraded by CWT to comply with the Americans with Disabilities Act (“ADA”), and maintained by CWT until its contractual obligations to provide maintenance expired. On August 2, 2002, LASAFE filed a first amended complaint. The complaint includes eight counts. In the first five counts LASAFE alleges CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the call box systems and failing to provide certain deliverables to LASAFE. In the last three counts LASAFE alleges that a patent owned by CWT should be assigned to LASAFE, and CWT should compensate LASAFE because an LASAFE employee is the true inventor of the invention claimed in the patent. The complaint seeks an unspecified amount of actual and punitive damages, ownership of the patent, an order that CWT specifically perform its obligations under the contracts, recovery of attorneys fees, and an audit to determine the number of allegedly infringing call boxes.

CWT believes that it has meritorious defenses with respect to all of LASAFE’s claims. In addition, on August 16, 2002, CWT filed an answer and a motion to dismiss the first five counts founded in state contract and warranty law on the grounds that the Federal District Court lacks jurisdiction over the state law claims.

The Company is from time to time involved in various legal proceedings incidental to the conduct of the Company’s business. Management believes that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on the Company’s operating results and financial position.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Part I, Item 1 of our report on Form 10-K for the year ended  January 31, 2002, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications.

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

In response to these challenging market conditions, significantly reduced demand for our existing 2G products, and the evolving requirements of our customers, we are in the process of transitioning our wireless infrastructure business to a newly developed product platform, the XPort. This new product platform is designed to provide wireless carriers with the flexible, scalable, and high-value tools necessary to address the complexities of transitioning existing networks from 2G to 2.5 and 3G wireless technologies. This new platform is also expected to allow us to transition our wireless infrastructure business to a significantly lower cost structure.

Additionally, the downturn in the wireless industry has caused us to reevaluate our strategy of providing engineering services. We began offering engineering services, which are complementary to our wireless infrastructure products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, as wireless carriers continue to reduce their spending, the competition to provide engineering services has become more intense. Lower contract pricing and fewer opportunities have resulted in reduced revenue and profitability for all engineering services providers. Accordingly, we decided to exit the engineering services business and eliminate all related costs. During the second quarter of fiscal 2003, we completed our remaining contractual obligations, reduced head count, and sold a portion of the assets used in providing these services. We expect there to be no significant additional costs related to our exit from the engineering services business.

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

The wireless applications business also includes the ChargeSource family of mobile power products. The 70-watt universal AC power adapter, our second-generation mobile power system, charges and powers most laptop computers, cellular telephones, handheld devices, and portable printers. The ChargeSource product offering has been expanded to include the ChargeSource universal DC power adapter. This universal DC power adapter allows traveling professionals to use all of their existing ChargeSource SmartTips on the road or in the air. The device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in cars. The ChargeSource universal DC power adapter began shipping during the third quarter of fiscal 2002. Targus currently distributes these two products. We anticipate expanding the ChargeSource product offering with a 20-watt universal power adapter with both AC and DC inputs during the fourth quarter of fiscal 2003. This product is targeted at the users of cellular telephones, pocket PCs, handheld devices, and digital cameras and camcorders.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three and six months ended July 31, 2002 and 2001. The table and discussion that follows provides information management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenue
	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	58.1	48.3	60.7	49.6

Gross margin	41.9	51.7	39.3	50.4
Selling, general and administrative costs	23.9	25.0	26.6	26.4
Asset impairment charges	98.0	—	55.2	—
Engineering and support costs	13.0	10.0	15.3	10.2

Operating income (loss)	(93.0)	16.7	(57.8)	13.8
Other income, net	0.9	1.8	1.1	2.2
Minority interest in earnings of subsidiary	0.7	(0.2)	0.4	(0.1)

Income (loss) before income taxes	(91.4)	18.3	(56.3)	15.9
Income tax expense (benefit)	(24.2)	6.8	(15.4)	5.8

Net income (loss) before cumulative effect of Accounting change	(67.2)%	11.5%	(40.9)%	10.1%

Comparison of the Three Months Ended July 31, 2002 to the Three Months Ended July 31, 2001

Consolidated

Revenue

Total revenue for the second quarter of fiscal 2003, which ended July 31, 2002, was $10.0 million compared to $14.0 million for the second quarter of fiscal 2002, a decrease of approximately $4.0 million or 28.6 percent. As discussed below, the decrease is attributable to a significant decrease in sales of our wireless infrastructure products and services, partially offset by increased sales from our wireless applications segment.

Cost of Revenue and Gross Margin

Total cost of revenue for the second quarter of fiscal 2003 was $5.8 million compared to $6.8 million for the second quarter of fiscal 2002, a decrease of approximately $1.0 million or 14.0 percent. As a percentage of revenue, gross margin for the second quarter of fiscal 2003 was 41.9 percent as compared to 51.7 percent for the second quarter of the prior fiscal year. As discussed below, the decrease in gross margin is primarily attributable to decreased sales of our higher margin wireless infrastructure products and services, as well as decreased absorption of fixed costs attributable to our wireless infrastructure business partially offset by improved gross margin from increased sales from our wireless applications segment.

Selling, General and Administrative Costs

Selling, general and administrative costs for the second quarter of fiscal 2003 were $2.4 million compared to $3.5 million for the second quarter of fiscal 2002, a decrease of $1.1 million or 31.6 percent. This decrease was due to reduced staffing levels, selling expenses, and incentive compensation driven by significantly lower sales of our wireless infrastructure products and services. Additionally, as of the first quarter of fiscal 2003, and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. For the second quarter of fiscal 2002, selling, general and administrative costs included $0.2 million of amortization of goodwill and other intangible assets deemed to have indefinite lives. As a percentage of revenue, selling, general and administrative costs were 23.9 percent and 25.0 percent for the quarters ended July 31, 2002 and 2001, respectively.

Asset Impairment Charges

Due to dramatically lower demand for existing wireless infrastructure products in the wireless marketplace and our strategy of investing available resources in the development of XPort, our new product platform, we have analyzed the carrying value of all assets attributable to our wireless infrastructure business. Based on this analysis, we recorded asset impairment charges totaling $9.8 million during the second quarter ended July 31, 2002. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

Property and equipment	$205
Software development costs	5,619
Inventory	1,403
Intangible assets	2,583

$9,810

The above impaired assets are exclusively related to our legacy 2G wireless infrastructure products and do not include any assets related to our engineering services business, which ceased operations during the second quarter of fiscal 2003.

Engineering and Support Costs

Engineering and support costs, net of capitalized software development costs, for the second quarter of fiscal 2003, decreased to $1.3 million compared to $1.4 million for the second quarter of fiscal 2002. This slight decrease is a result of our strategy of reducing the cost structure supporting our wireless infrastructure business and developing a single flexible product platform. Gross engineering and support costs decreased $0.7 million in comparison to the second quarter of fiscal 2002. Offsetting this cash savings, capitalized software development costs decreased $0.6 million resulting in a $0.1 million decrease in engineering and support costs, net of capitalized software development costs, for the second quarter of fiscal 2003 in comparison to the corresponding period of the prior fiscal year.

Other Income

Other income, consisting primarily of interest income, decreased $0.2 million to $0.1 million for the three months ended July 31, 2002 from $0.3 million for the three months ended July 31, 2001. This decrease was primarily due to lower interest rates during the second quarter of fiscal 2003.

Income Tax Expense

The effective tax rate for the quarters ended July 31, 2002 and 2001 was 26.5 percent and 37.3 percent, respectively. The decrease in the effective tax rate used to compute the income tax benefit relates to permanent differences in our taxable loss as a result of non-deductible asset impairment charges recorded during the second quarter of fiscal 2003.

Wireless Infrastructure

	Three Months Ended July 31,
	2002	2001
	(Dollars in thousands)
Revenue	$3,375	$8,418
Cost of revenue	2,040	3,439

Gross profit	$1,335	$4,979

Gross margin	39.5%	59.2%

Revenue

Revenue for our wireless infrastructure segment for the second quarter of fiscal 2003 was $3.4 million compared to $8.4 million for the second quarter of fiscal 2002, a decrease of 59.9 percent. This decrease reflects the continued dramatically lower demand for our existing 2G wireless infrastructure products, as well as the ramp-down of our engineering services business, which ceased operations during the second quarter of fiscal 2003. Revenue from engineering services for the second quarter of fiscal 2003 totaled $0.5 million in comparison to $3.0 million for the corresponding period of fiscal 2002.

Cost of Revenue and Gross Margin

Cost of revenue for our wireless infrastructure segment for the second quarter of fiscal 2003 was $2.0 million compared to $3.4 million for the second quarter of fiscal 2002, a decrease of approximately $1.4 million or 40.7 percent. As a percentage of revenue, gross margin decreased to 39.5 percent from 59.2 percent in the second quarter of the prior fiscal year. The decrease in gross margin is attributable to decreased sales of our higher margin test and measurement products and decreased absorption of fixed costs.

Wireless Applications

	Three Months Ended July 31,
	2002	2001
	(Dollars in thousands)
Revenue	$6,634	$5,592
Cost of revenue	3,774	3,322

Gross profit	$2,860	$2,270

Gross margin	43.1%	40.6%

Revenue

Revenue for our wireless applications segment for the second quarter of 2003 was $6.6 million compared to $5.6 million for the second quarter of 2002, an increase of approximately $1.0 million or 18.6 percent. This increase was due to increased sales of our call box systems, which tend to fluctuate quarter-to-quarter. Additionally, sales of our ChargeSource mobile power products increased approximately $0.4 million to $3.6 million for the second quarter of fiscal 2003. The second quarter reflects increased sell-through of our existing products, as well as replenishment of distributor inventory levels.

Cost of Revenue and Gross Margin

Cost of revenue for our wireless applications segment for the second quarter of fiscal 2003 was $3.8 million compared to $3.3 million for the second quarter of fiscal 2002, an increase of $0.5 million or 13.6 percent. As a percentage of revenue, gross margin increased to 43.1 percent from 40.6 percent in the second quarter of the prior fiscal year. The increases in cost of revenue and gross margin are attributable to increased sales of our ChargeSource DC adapter, which began shipping in the third quarter of fiscal 2002.

Comparison of the Six Months Ended July 31, 2002 to the Six Months Ended July 31, 2001

Consolidated

Revenue

Total revenue for the six months ended July 31, 2002, was $17.8 million compared to $26.0 million for the six months ended July 31, 2001, a decrease of approximately $8.3 million or 31.8 percent. As discussed below, the decrease is attributable to a significant decrease in sales of our wireless infrastructure products and services, partially offset by increased sales from our wireless applications segment.

Cost of Revenue and Gross Margin

Total cost of revenue for the six months ended July 31, 2002 was $10.8 million compared to $12.9 million for the corresponding period of fiscal 2002, a decrease of approximately $2.1 million or 16.5 percent. As a percentage of revenue, gross margin was 39.3 percent as compared to 50.4 percent for the six months ended July 31, 2002 and 2001, respectively. As discussed below, the decrease in gross margin is primarily attributable to decreased sales of our higher margin wireless infrastructure products and services, as well as decreased absorption of fixed costs attributable to our wireless infrastructure business partially offset by improved gross margin contribution from increased sales from our wireless applications segment.

Selling, General and Administrative Costs

Selling, general and administrative costs for the six months ended July 31, 2002 were $4.7 million compared to $6.8 million for the corresponding period of the prior fiscal year, a decrease of $2.1 million or 31.1 percent. This decrease was due to reduced staffing levels, selling expenses, and incentive compensation driven by significantly lower sales of our wireless infrastructure products and services. Additionally, as of February 1, 2002 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. For the six months ended July 31, 2002, selling, general and administrative costs included $0.3 million of amortization of goodwill and other intangible assets deemed to have indefinite lives. As a percentage of revenue, selling, general and administrative costs were 26.6 percent and 26.4 percent for the six months ended July 31, 2002 and 2001, respectively.

Engineering and Support Costs

Engineering and support costs, net of capitalized software development costs, remained flat at $2.7 million for the six months ended July 31, 2002 and July 31, 2001. Gross engineering and support costs decreased $0.8 million in comparison to the six months ended July 31, 2001. As previously discussed, this decrease is a result of transitioning our wireless infrastructure business and developing a single flexible product platform. Capitalized software development costs, which totaled $2.0 million and $2.8 million for the six months ended July 31, 2002 and 2001, respectively, offset the gross engineering costs.

Other Income

Other income, consisting primarily of interest income, decreased $0.4 million to $0.2 million for the six months ending July 31, 2002 from $0.6 million for the six months ended July 31, 2001. The decrease was primarily due to lower interest rates during the first half of fiscal 2003.

Income Tax Expense

The effective tax rate for the six months ended July 31, 2002 and 2001 was 27.4 percent and 36.9 percent, respectively. The decrease in the effective tax rate used to compute the income tax benefit relates to permanent differences in our taxable loss as a result of non-deductible asset impairment charges.

Cumulative Effect of Accounting Change

As discussed in Note 4 of the accompanying financial statements, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective February 1, 2002. During the second quarter of fiscal 2003, we completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX software reporting unit. This reporting unit is included in our wireless infrastructure segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless infrastructure segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill and accordingly, $2.9 million is recorded as a cumulative charge for the six months ended July 31, 2002. No comparable charges were recorded during the six months ended July 31, 2001.

Wireless Infrastructure

	Six Months Ended July 31,
	2002	2001
	(Dollars in thousands)
Revenue	$6,484	$15,109
Cost of revenue	4,219	6,302

Gross profit	$2,265	$8,807

Gross margin	34.9%	58.3%

Revenue

Revenue from our wireless infrastructure segment for the six months ended July 31, 2002 was $6.5 million compared to $15.1 million for the six months ended July 31, 2001, a decrease of 57.1 percent. This decrease reflects continued lower demand for our existing 2G test and measurement products. As a response to the economic hardship facing many of our customers and the transitioning technologies in the wireless industry, we are transitioning our wireless infrastructure product offerings. We anticipate releasing to the market the new XPort product platform by the end of this fiscal year.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless infrastructure segment in the six months ended July 31, 2002 was $4.2 million compared to $6.3 million for the six months ended July 31, 2001, a decrease of approximately $2.1 million or 33.1 percent. As a percentage of revenue, gross margin decreased to 34.9 percent from 58.3 percent for the six months ended July 31, 2001. The decrease in gross margin is attributable to decreased sales of our higher margin test and measurement products and decreased absorption of fixed costs.

Wireless Applications

	Six Months Ended July 31,
	2002	2001
	(Dollars in thousands)
Revenue	$11,291	$10,943
Cost of revenue	6,576	6,630

Gross profit	$4,715	$4,313

Gross margin	41.8%	39.4%

Revenue

Revenue from our wireless applications segment for the six months ended July 31, 2002 was $11.3 million compared to $10.9 million for the six months ended July 31, 2001, an increase of approximately $0.3 million or 3.2 percent. The increase was attributable to an increase in sales of the ChargeSource universal DC power adapter, which went into production during the third quarter of fiscal 2002.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless applications segment for the six months ended July 31, 2002 and July 31, 2001, was flat at $6.6 million. As a percentage of revenue, gross margin increased to 41.8 percent from 39.4 percent for the six months ended July 31, 2002. The increase in gross margin is attributable to sales of the universal DC power adapter, which went into production during the third quarter of fiscal 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $23.9 million at July 31, 2002 compared to $21.3 million at January 31, 2002, an increase of $2.6 million. Approximately $5.2 million was provided by operations for the six months ended July 31, 2002 and $0.4 million was provided from discontinued operations. Comarco received $560,000 as the final installment payment for the sale of our commercial staffing business. These proceeds were offset by payments of divestiture related accrued liabilities. During the six month period, the Company expended approximately $2.0 million for software development and $0.9 million for property and equipment.

Cash Flows from Operating Activities

Cash provided by operating activities is primarily derived from the sale of the Company’s products and services. Cash provided by operating activities was $5.2 million and $0.4 million for the six months ended July 31, 2002 and 2001, respectively.

Cash provided by operating activities during the six months ended July 31, 2002 was primarily a result of the Company’s net income from continuing operations before non-cash charges (including asset impairment charges, cumulative effect of accounting change, and depreciation and amortization), and collection of $3.6 million of accounts receivable offset by a net change in deferred income taxes of $2.7 million and a decrease in current liabilities of $1.8 million. Cash provided by operating activities during the six months ended July 31, 2001 was primarily a result of the Company’s net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $0.6 million, and a net change in deferred income taxes of $0.7 million, offset by an increase in accounts receivable.

Cash Flows from Investing Activities

Cash used in investing activities was $2.8 million and $5.3 million for the six months ended July 31, 2002 and 2001, respectively. Investing activities for the six months ended July 31, 2002 and 2001 consisted primarily of cash paid for property and equipment and for the development of software to be used in products currently under development. Of the $0.9 million invested in property and equipment in the six months ended July 31, 2002, nearly $0.4 million relates to the new manufacturing assembly line for the new 20-watt universal power adapter which is on schedule to be released in the fourth quarter of this fiscal year. The current year expenditures for software development are less than the prior year due to the previously discussed transition of our wireless infrastructure product offering. Our property and equipment purchases and software development program are expected to be funded with current cash balances and cash provided by operating activities.

On July 31, 2001, the Company acquired an 18% equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of Quality of Service (“QoS”) systems and software.

Cash Flows from Financing Activities

Cash used in financing activities for the six months ended July 31, 2002 consisted of $0.4 million used to repurchase 35,905 shares of the Company’s common stock from the open market, offset by $0.1 million from the sales of common stock issued through the Company’s employee and director stock option plans, and $0.1 million from the sales of common stock issued through the Company’s subsidiary stock option plan. Cash provided by financing activities for the six months ended July 31, 2001 consisted of $0.3 million from the sales of common stock issued through the Company’s employee and director stock option plans, and $0.1 million from the sales of common stock issued through the Company’s subsidiary stock option plan, offset by the repurchase of 16,100 shares of the Company’s common stock in the open market for approximately $0.2 million.

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to three million shares of common stock. From program inception through July 31, 2002, the Company has repurchased approximately 2,528,000 shares for an average per share price of $8.23 per share. For the six months ended July 31, 2002, 35,905 shares were repurchased. Subsequent to July 31, 2002, the Company repurchased an additional 8,038 shares in the open market, bringing the total number of shares repurchased to approximately 2,536,000 shares for an average per share price of $8.22 per share.

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets. These critical accounting policies have been applied during the second quarter of fiscal 2003 consistent with the prior periods and the year ended January 31, 2002, except as discussed in Note 4 with respect to goodwill amortization and impairment valuation.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended January 31, 2002.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of July 31, 2002, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc.,
Case No. CIV-01-1489-PHX-MHM, U.S. District Court for the District of Arizona:

Mobility Electronics, Inc. (“Mobility”) commenced proceedings for patent infringement against the Company and CWT with respect to CWT’s ChargeSource power supply products (the “Mobility Action”). The Company was first served with Mobility’s amended complaint on August 10, 2001. In addition to asserting that the Company and CWT have infringed a Mobility patent, the amended complaint seeks declaratory judgment that three of CWT’s power-supply related patents are either invalid or not infringed by power supplies produced or to be produced by Mobility. The Company and CWT moved for dismissal of the amended complaint in its entirety. The motion was denied, but the Court indicated that based on the results of discovery the Court may grant a renewed motion to dismiss the declaratory judgment claim. The Company and CWT believe that they have meritorious defenses with respect to Mobility’s patent and declaratory judgment causes of actions.

Comarco Wireless Technologies, Inc. v. Xtend Micro Products, Inc. and iGo Corporation,
Case No. SACV 02-640 AHS (ANx), U.S. District Court for the Central District of California, Southern Division:

On June 21, 2002, CWT filed an action for patent infringement against the Xtend Micro Products, Inc. (“Xtend”) and its parent entity, iGo Corporation (“iGo”). CWT alleges that certain patents owned by CWT are infringed by Xtend’s PowerXtender™ and AC Adapter power supply products as well as other power supply and power adapter products and related accessories. On July 15, 2002, Xtend and iGo answered the complaint denying the allegations in CWT’s complaint and asserting a number of affirmative defenses. Xtend and iGo have indicated in court filings that they will seek to have this case transferred to and consolidated with the Mobility Action because this case involves two of the patents involved in the Mobility Action, and Mobility and iGO have recently merged into a single corporate entity. CWT believes that its case against Xtend and iGo is meritorious and that CWT has valid grounds for opposing any motion to consolidate this case with the Mobility Action that may be filed by Xtend and/or iGo.

Los Angeles County Service Authority for Freeway Emergencies v. Comarco Wireless Technologies, Inc.,
Case No. SACV 02-567 AHS (ANx), U.S. District Court for the Central District of California, Southern Division:

Los Angeles County Service Authority for Freeway Emergencies (“LASAFE”) filed an action against CWT on June 10, 2002, relating to two contracts between LASAFE and CWT concerning call box systems manufactured by CWT, upgraded by CWT to comply with the Americans with Disabilities Act (“ADA”), and maintained by CWT until its contractual obligations to provide maintenance expired. On August 2, 2002, LASAFE filed a first amended complaint. The complaint includes eight counts. In the first five counts LASAFE alleges CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the call box systems and failing to provide certain deliverables to LASAFE. In the last three counts LASAFE alleges that a patent owned by CWT should be assigned to LASAFE, and CWT should compensate LASAFE, because an LASAFE employee is the true inventor of the invention claimed in the patent. The complaint seeks an unspecified amount of actual and punitive damages, ownership of the patent, an order that CWT specifically perform its obligations under the contracts, recovery of attorneys fees, and an audit to determine the number of allegedly infringing call boxes.

CWT believes that it has meritorious defenses with respect to all of LASAFE’s claims. In addition, on August 16, 2002, CWT filed an answer and a motion to dismiss the first five counts founded in state contract and warranty law on the grounds that the Federal District Court lacks jurisdiction over the state law claims.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Comarco was held on July 19, 2002. The holders of Comarco’s stock were entitled to elect six directors to serve until 2003.

The following table sets forth the names of the six persons elected at the Annual Meeting to serve as directors until 2003 and the number of votes cast for or against with respect to each person.

	For	Withheld
Don M. Bailey	5,129,395	325,280
Thomas A. Franza	5,423,945	30,730
General Wilbur L. Creech	4,867,141	587,534
Gerald D. Griffin	5,204,188	250,487
Jeffrey R. Hultman	5,205,888	248,787
Erik van der Kaay	5,209,238	245,437

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

11	Schedule of Computation of Net Income (Loss) Per Share

(b) Report on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 12, 2002	/S/ THOMAS A. FRANZA Thomas A. Franza President and Chief Executive Officer

Date: September 12, 2002	/S/ DANIEL R. LUTZ Daniel R. Lutz Vice President and Chief Financial Officer

Certification of Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Thomas A. Franza, Chief Executive Officer of Comarco, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.	I have reviewed this quarterly report on Form 10-Q of Comarco, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of Comarco, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

By:	/S/ THOMAS A. FRANZA
Thomas A. Franza Chief Executive Officer

Certification of Chief Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Thomas A. Franza, Chief Executive Officer of Comarco, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Comarco, Inc.

Date: September 12, 2002

By:	/S/ THOMAS A. FRANZA
Thomas A. Franza Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Daniel R. Lutz, Chief Financial Officer of Comarco, Inc., certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1.	I have reviewed this quarterly report on Form 10-Q of Comarco, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of Comarco, Inc. as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002

By:	/S/ DANIEL R. LUTZ
Daniel R. Lutz Chief Financial Officer

Certification of Chief Financial Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Daniel R. Lutz, Chief Financial Officer of Comarco, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Comarco, Inc.

Date: September 12, 2002

By:	/S/ DANIEL R. LUTZ
Daniel R. Lutz Chief Financial Officer