Form 10-Q
period 2002-10-31
COMARCO INC
filed 2002-12-16
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The registrant had 7,042,065 shares of common stock outstanding as of December 12, 2002.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2002

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,212	$21,288
Short-term investments	2,397	3,325
Accounts receivable, net	7,345	9,694
Inventory	4,361	6,002
Deferred tax assets, net	2,019	1,475
Other current assets	612	922

Total current assets	40,946	42,706
Property and equipment, net	3,341	3,834
Capitalized software development costs, net	5,302	10,139
Goodwill and other intangible assets, net	2,708	8,118
Other assets	1,144	1,145

	$53,441	$65,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$982	$200
Deferred revenue	4,196	5,299
Accrued liabilities	6,086	7,186

Total current liabilities	11,264	12,685
Deferred compensation	2,397	3,325
Deferred tax liabilities, net	806	2,269
Minority interest	228	76
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at October 31, 2002 and January 31, 2002	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 6,992,358 and 6,978,014 shares outstanding at October 31, 2002 and January 31, 2002, respectively	699	698
Additional paid-in capital	10,674	10,813
Retained earnings	27,373	36,076

	38,746	47,587

	$53,441	$65,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenue	$13,033	$12,320	$30,808	$38,372
Cost of revenue:
Cost of goods sold	6,549	5,726	15,279	17,489
Software development amortization	288	679	2,353	1,848
Inventory impairment charge	(144)	—	1,259	—

Total cost of revenue	6,693	6,405	18,891	19,337

Gross profit	6,340	5,915	11,917	19,035
Selling, general and administrative costs	2,369	2,873	7,099	9,733
Asset impairment charges	—	—	8,407	—
Engineering and support costs	1,703	1,630	4,423	4,287

Operating income (loss)	2,268	1,412	(8,012)	5,015
Other income, net	94	206	297	780
Minority interest in earnings of subsidiary	(15)	(18)	64	(44)

Income (loss) before income taxes	2,347	1,600	(7,651)	5,751
Income tax expense (benefit)	861	590	(1,874)	2,120

Net income (loss) before cumulative effect of accounting change	1,486	1,010	(5,777)	3,631
Cumulative effect of accounting change	—	—	(2,926)	—

Net income (loss)	$1,486	$1,010	$(8,703)	$3,631

Net income (loss) per share—basic:
Net income (loss) before cumulative effect of accounting change	$0.21	$0.14	$(0.83)	$0.52
Cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss) per share—basic	$0.21	$0.14	$(1.25)	$0.52

Net income (loss) per share—diluted:
Net income (loss) before cumulative effect of accounting change	$0.21	$0.14	$(0.83)	$0.48
Cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss) per share—diluted	$0.21	$0.14	$(1.25)	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended October 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,703)	$3,631
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,997	4,127
Tax benefit from exercise of stock options	151	615
Deferred income taxes	(2,007)	1,331
Asset impairment charges	9,666	—
Loss (gain) on disposal of property and equipment	154	(16)
Cumulative effect of accounting change	2,926	—
Provision for doubtful accounts receivable	(66)	(31)
Provision for obsolete inventory	276	321
Minority interest in earnings of subsidiary	(64)	44
Changes in operating assets and liabilities:
Decrease in short-term investments	928	453
Decrease (increase) in accounts receivable	2,367	(2,435)
Decrease (increase) in inventory	106	(947)
Decrease (increase) in other assets	(414)	911
Deferred compensation	(928)	(627)
Decrease in current liabilities	(813)	(3,510)

Net cash provided by operating activities	7,576	3,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	72
Proceeds from sales of property and equipment	131	20
Purchases of property and equipment	(1,462)	(1,675)
Investment in SwissQual	—	(1,073)
Investment in Qualcomm license	(250)	—
Cash paid for acquisition of minority interest	—	(118)
Capitalized software development costs	(3,135)	(4,193)

Net cash used in investing activities	(4,716)	(6,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	226	283
Net proceeds from issuance of subsidiary common stock	78	134
Purchase of common stock	(402)	(1,680)

Net cash used in financing activities	(98)	(1,263)

Net increase (decrease) in cash and cash equivalents—continuing operations	2,762	(4,363)
Net increase (decrease) in cash and cash equivalents—discontinued operations	162	(775)

Net increase (decrease) in cash and cash equivalents	2,924	(5,138)
Cash and cash equivalents, beginning of period	21,288	24,903

Cash and cash equivalents, end of period	$24,212	$19,765

Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$—

Cash paid for income taxes	$478	$994

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of field test applications for the wireless industry. Comarco also designs and manufactures wireless emergency call box systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Comarco is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company’s continuing operations consist solely of the operations of CWT.

2.    Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2002 and the Company’s quarterly report on Form 10-Q for the prior quarters of the current fiscal year. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2002 are not necessarily indicative of the results to be expected for the year ended January 31, 2003.

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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    Asset Impairment Charges

Due to reduced demand for existing wireless infrastructure products in the wireless marketplace and the Company’s strategy of investing available resources in the development of XPort, a new product platform, management has analyzed the carrying value of all assets attributable to the Company’s wireless infrastructure business. Based on this analysis, the Company recorded asset impairment charges totaling $8.4 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

Property and equipment	$205
Software development costs	5,619
Intangible assets	2,583

$8,407

In addition to the asset impairment charges above, an inventory impairment charge, totaling $1.3 million, was recorded as cost of revenue for the nine months ended October 31, 2002. The above asset impairment charges, as well as the inventory impairment charge are exclusively related to the Company’s legacy 2G wireless infrastructure products and do not include any assets related to the Company’s engineering services business, which ceased operations during the second quarter of fiscal 2003.

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

In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless infrastructure segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill and accordingly, $2.9 million was recorded as a cumulative charge for the nine months ended October 31, 2002. An annual impairment review will be performed during the fourth quarter of each year, commencing in the fourth quarter of fiscal 2003. Future impairments of intangible assets, if any, will be recorded as operating expenses.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2002	January 31, 2002
Purchased technology	$—	$1,790
Customer base	—	930
Goodwill	2,606	5,941
Other acquired intangible assets	1,250	1,450

	$3,856	$10,111
Less accumulated amortization	(1,148)	(1,993)

	$2,708	$8,118

Amortization of intangible assets for the three months ended October 31, 2002 and 2001 totaled $0 and $263,000, respectively. For the nine months ended October 31, 2002 and 2001, amortization of intangibles totaled $176,000 and $786,000, respectively.

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

The following supplemental pro forma information presents the Company’s net income (loss) and net income (loss) per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net income (loss)—as reported	$1,486	$1,010	$(8,703)	$3,631
Adjustments:
Amortization of goodwill, net of tax	—	111	—	332

Net income (loss)—as adjusted	$1,486	$1,121	$(8,703)	$3,963

Adjusted basic net income (loss) per share	$0.21	$0.16	$(1.25)	$0.56

Adjusted diluted net income (loss) per share	$0.21	$0.15	$(1.25)	$0.53

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

In April 2002, the FASB issued Statement No. 145, “Rescission of the FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company’s results of operation or financial position.

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

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The EITF indicated that this guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact of the adoption of these Issues on its financial position and results of operations.

6.    Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through October 31, 2002, the Company has repurchased approximately 2.5 million shares for an average price of $8.22 per share. During the three months ended October 31, 2002, the Company repurchased 8,038 shares of common stock in the open market for an average price of $6.10 per share.

7.    Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the nine months ended October 31, 2002, basic and diluted net loss per share were the same because the inclusion of dilutive securities would have been antidilutive. The following table presents reconciliations of the numerators and denominators of the basic and diluted income (loss) per share computations for net income (loss). In the tables below, “Income” or “Loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Basic:
Net income (loss) before cumulative effect of accounting change	$1,486	$1,010	$(5,777)	$3,631
Weighted average shares outstanding	6,987	7,002	6,975	7,040

Basic income (loss) per share before cumulative effect of accounting change	$0.21	$0.14	$(0.83)	$0.52

Cumulative effect of accounting change	$—	$—	$(2,926)	$—
Weighted average shares outstanding	6,987	7,002	6,975	7,040

Basic loss per share from cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss)	$1,486	$1,010	$(8,703)	$3,631
Weighted average shares outstanding	6,987	7,002	6,975	7,040

Basic income (loss) per share	$0.21	$0.14	$(1.25)	$0.52

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Diluted:
Net income (loss) before cumulative effect of accounting change	$1,486	$1,010	$(5,777)	$3,631
Effect of subsidiary options	(36)	(44)	—	(178)

Net income used in calculation of diluted income (loss) per share before cumulative effect of accounting change	$1,450	$966	$(5,777)	$3,453

Weighted average shares outstanding	6,987	7,002	6,975	7,040
Effect of dilutive securities—stock options	23	86	—	96

Weighted average shares used in calculation of diluted income (loss) per share before cumulative effect of accounting change	7,010	7,088	6,975	7,136

Diluted income (loss) per share before cumulative effect of accounting change	$0.21	$0.14	$(0.83)	$0.48

Cumulative effect of accounting change	$—	$—	$(2,926)	$—
Effect of subsidiary options	—	—	—	—

Net loss used in calculation of diluted loss per share from cumulative effect of accounting change	$—	$—	$(2,926)	$—

Weighted average shares outstanding	6,987	7,002	6,975	7,040
Effect of dilutive securities—stock options	23	86	—	96

Weighted average shares used in calculation of diluted loss per share from cumulative effect of accounting change	7,010	7,088	6,975	7,136

Diluted loss per share from cumulative effect of accounting change	$—	$—	$(0.42)	$—

Net income (loss)	$1,486	$1,010	$(8,703)	$3,631
Effect of subsidiary options	(36)	(44)	—	(178)

Net income used in calculation of diluted income (loss) per share	$1,450	$966	$(8,703)	$3,453

Weighted average shares outstanding	6,987	7,002	6,975	7,040
Effect of dilutive securities—stock options	23	86	—	96

Weighted average shares used in calculation of diluted income (loss) per share	7,010	7,008	6,975	7,136

Diluted income (loss) per share	$0.21	$0.14	$(1.25)	$0.48

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.    Inventory

Inventory consists of the following (in thousands):

	October 31, 2002	January 31, 2002
Raw materials	$3,142	$4,657
Work in progress	170	420
Finished goods	1,049	925

	$4,361	$6,002

During the second quarter of fiscal 2003, the Company recorded a non-cash inventory impairment charge, totaling $1.4 million. As discussed in Note 3, the inventory impairment charge was related to the Company’s legacy 2G wireless infrastructure products. During the third quarter of fiscal 2003, the Company analyzed the inventory impairment reserve established in the prior quarter. Based on this analysis and during the third quarter of fiscal 2003, the inventory impairment reserve was reduced by approximately $144,000.

9.    Capitalized Software Development Costs

Capitalized software development costs consist of the following (in thousands):

	October 31, 2002	January 31, 2002
Capitalized software development costs	$8,729	$18,056
Less accumulated amortization	(3,427)	(7,917)

	$5,302	$10,139

Software development costs capitalized for the three and nine months ended October 31, 2002 totaled $1.1 million and $3.1 million, respectively. Included in these balances is approximately $0.4 million paid to SwissQual, an affiliate of the Company, for software development services related to XPort, the Company’s new product platform currently under development. Software development costs capitalized for the three and nine months ended October 31, 2001 totaled $1.4 million and $4.2 million, respectively. Amortization of software development costs for the three and nine months ended October 31, 2002 totaled $0.3 million and $2.4 million, respectively. For the three and nine months ended October 31, 2001, amortization of software development costs totaled $0.7 million and $1.8 million, respectively. Amortization of software development costs has been reported in cost of revenue in the accompanying condensed consolidated financial statements.

During the second quarter ended July 31, 2002, the Company recorded a non-cash impairment charge totaling $5.6 million related to capitalized software development costs. As noted in Note 3, the asset impairment charge was attributable to the Company’s legacy 2G wireless infrastructure products.

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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, and gross margin attributable to these segments are as follows (in thousands):

	Three Months Ended October 31, 2002
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$2,909	$10,124	$13,033
Cost of revenue:
Cost of goods sold	991	5,558	6,549
Software development amortization	263	25	288
Inventory impairment	(144)	—	(144)

Total cost of revenue	1,110	5,583	6,693

Gross profit	$1,799	$4,541	$6,340

Gross margin	61.8%	44.9%	48.7%

	Three Months Ended October 31, 2001
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$6,931	$5,389	$12,320
Cost of revenue:
Cost of goods sold	2,542	3,184	5,726
Software development amortization	643	36	679
Inventory impairment	—	—	—

Total cost of revenue	3,185	3,220	6,405

Gross profit	$3,746	$2,169	$5,915

Gross margin	54.0%	40.2%	48.0%

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended October 31, 2002
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$9,394	$21,414	$30,808
Cost of revenue
Cost of goods sold	3,217	12,062	15,279
Software development amortization	2,256	97	2,353
Inventory impairment	1,259	—	1,259

Total cost of revenue	6,732	12,159	18,891

Gross profit	$2,662	$9,255	$11,917

Gross margin	28.3%	43.2%	38.7%

	Nine Months Ended October 31, 2001
	Wireless Infrastructure	Wireless Applications	Total
Revenue	$22,040	$16,332	$38,372
Cost of revenue
Cost of goods sold	7,747	9,742	17,489
Software development amortization	1,740	108	1,848
Inventory impairment	—	—	—

Total cost of revenue	9,487	9,850	19,337

Gross profit	$12,553	$6,482	$19,035

Gross margin	57.0%	39.7%	49.6%

Revenue by geographic area consists of the following (dollars in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
North America	$10,595	$11,087	$26,010	$35,757
Europe	1,838	—	3,155	16
Asia	540	116	908	970
Latin America	60	1,117	735	1,629

	$13,033	$12,320	$30,808	$38,372

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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco,” or the “Company”), is a leading provider of field test applications for the wireless industry. Comarco also designs and manufactures wireless emergency call box systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Comarco, Inc. is a California corporation that became a public company in 1971 when it was spun-off from Genge Industries, Inc. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the State of Delaware in September 1993.

Results of Operations—Continuing Operations

We have two reportable operating segments: wireless infrastructure and wireless applications.

Wireless Infrastructure

Our wireless infrastructure business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these field test applications to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

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

In response to these challenging market conditions, significantly reduced demand for our existing 2G wireless infrastructure products, and the evolving requirements of our customers, we are in the process of transitioning our wireless infrastructure business to a newly developed product platform, the XPort. This new product platform is designed to provide wireless carriers with the flexible, scalable, and high-value tools necessary to address the complexities of transitioning existing networks from 2G to 2.5 and 3G wireless technologies. This new platform is also expected to allow us to transition our wireless infrastructure business to a significantly lower cost structure.

Additionally, the downturn in the wireless industry has caused us to reevaluate our strategy of providing engineering services. We began offering engineering services, which are complementary to our wireless infrastructure products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, as wireless carriers continue to reduce their spending, the competition to provide engineering services has become more intense. Reduced contract pricing and fewer opportunities have resulted in reduced revenue and profitability for all engineering services providers. Accordingly, we decided to exit the engineering services business and eliminate all related costs. During the second quarter of fiscal 2003, we completed our remaining contractual obligations, reduced head count, and sold a portion of the assets used in providing these services. We expect there to be no significant additional costs related to our exit from the engineering services business.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, and handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, approximately 14,000 CWT call boxes are installed, the majority of which are serviced and maintained under long-term agreements.

The wireless applications business also includes the ChargeSource family of mobile power products. The universal AC power adapter, our second-generation mobile power system, charges and powers most laptop computers, cellular telephones, handheld devices, and portable printers. During the third quarter of fiscal 2002, the ChargeSource product offering was expanded with the introduction of the ChargeSource universal DC power adapter. This universal DC power adapter allows traveling professionals to use all their existing ChargeSource SmartTips on the road or in the air. The device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in automobiles. Targus currently distributes these two products.

We anticipate expanding the ChargeSource product offering with a low voltage universal power adapter with both AC and DC inputs during the fourth quarter of fiscal 2003. This product is targeted at the users of cellular telephones, pocket PCs, handheld devices, and digital cameras and camcorders. In addition to the low voltage product, we expect to release several new and enhanced power products, which are currently under development, during the first half of fiscal 2004.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three and nine months ended October 31, 2002 and 2001. The table and discussion that follows provides information management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Percentage of Revenue
	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Cost of goods sold	50.3	46.5	49.6	45.6
Software development amortization	2.2	5.5	7.6	4.8
Inventory impairment	(1.1)	—	4.1	—

Total cost of revenue	51.4	52.0	61.3	50.4

Gross margin	48.6	48.0	38.7	49.6
Selling, general and administrative costs	18.2	23.3	23.0	25.3
Asset impairment charges	—	—	27.3	—
Engineering and support costs	13.0	13.2	14.4	11.2

Operating income (loss)	17.4	11.5	(26.0)	13.1
Other income, net	0.7	1.7	1.0	2.0
Minority interest in earnings of subsidiary	(0.1)	(0.2)	0.2	(0.1)

Income (loss) before income taxes	18.0	13.0	(24.8)	15.0
Income tax expense (benefit)	6.6	4.8	(6.1)	5.5

Net income (loss) before cumulative effect of accounting change	11.4%	8.2%	(18.7)%	9.5%

Comparison of the Three Months Ended October 31, 2002 to the Three Months Ended October 31, 2001

Consolidated

Revenue

Total revenue for the third quarter of fiscal 2003, which ended October 31, 2002, was $13.0 million compared to $12.3 million for the third quarter of fiscal 2002, an increase of approximately $0.7 million or 5.8 percent. As discussed below, the increase is attributable to increased sales of our wireless applications products, partially offset by decreased sales of our wireless infrastructure products.

Cost of Revenue and Gross Margin

Total cost of revenue for the third quarter of fiscal 2003 was $6.7 million compared to $6.4 million for the third quarter of fiscal 2002, an increase of approximately $0.3 million or 4.5 percent. During the third quarter of fiscal 2003, we analyzed the inventory impairment reserve recorded during the second quarter of fiscal 2003 attributable entirely to our wireless infrastructure business. Based on this analysis and during the current quarter, we reduced the inventory impairment reserve by approximately $0.1 million. Excluding the asset impairment adjustment, total cost of revenue for the third quarter of fiscal 2003 was $6.8 million. As a percentage of revenue, gross margin for the third quarter of fiscal 2003 decreased slightly to 47.5 percent compared to 48.0 percent for the third quarter of the prior fiscal year. As discussed below, the decrease in gross margin was primarily due to the negative effect of reduced sales of our higher margin wireless infrastructure products and services substantially offset by decreased amortization of capitalized software development costs attributable to our wireless infrastructure business and improved gross margin from increased sales from our wireless applications products.

Selling, General and Administrative Costs

Selling, general and administrative costs for the third quarter of fiscal 2003 were $2.4 million compared to $2.9 million for the third quarter of fiscal 2002, a decrease of $0.5 million or 17.5 percent. This decrease was due to reduced staffing levels, selling expenses, and incentive compensation driven by significantly reduced sales of our wireless infrastructure products and services. Additionally, as of the first quarter of fiscal 2003, and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. For the third quarter of fiscal 2002, selling, general and administrative costs included $0.2 million of amortization of goodwill and other intangible assets deemed to have indefinite lives. As a percentage of revenue, selling, general and administrative costs were 18.2 percent and 23.3 percent for the quarters ended October 31, 2002 and 2001, respectively.

Engineering and Support Costs

Engineering and support costs, net of capitalized software development costs, for the third quarter of fiscal 2003 was $1.7 million compared to $1.6 million for the third quarter of fiscal 2002, an increase of approximately $0.1 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $0.5 million in comparison to the third quarter of fiscal 2002. This decrease is a result of our strategy of reducing the cost structure supporting our wireless infrastructure business and developing a single flexible product platform. Offsetting this cash savings and consistent with the reduction in the number of on-going software development programs, capitalized software development costs decreased $0.6 million resulting in an increase in engineering and support costs, net of capitalized software development costs, of $0.1 million for the third quarter of fiscal 2003 in comparison to the corresponding period of the prior fiscal year.

Other Income

Other income, consisting primarily of interest income, decreased approximately $0.1 million to $0.1 million for the third quarter of fiscal 2003 compared to the corresponding period of the prior fiscal year. This decrease was primarily due to lower interest rates earned on invested cash balances.

Income Tax Expense

The effective tax rate for the three months ended October 31, 2002 and 2001 was 36.7 percent and 36.9 percent, respectively.

Wireless Infrastructure

	Three Months Ended October 31,
	2002	2001
	(Dollars in thousands)
Revenue	$2,909	$6,931
Cost of revenue:
Cost of goods sold	991	2,542
Software development amortization	263	643
Inventory impairment	(144)	—

Total cost of revenue	1,110	3,185

Gross profit	$1,799	$3,746

Gross margin	61.8%	54.0%

Revenue

Wireless infrastructure revenue for the third quarter of fiscal 2003 was $2.9 million compared to $6.9 million for the third quarter of fiscal 2002, a decrease of approximately $4.0 million or 58.0 percent. This decrease reflects the reduced demand for our existing 2G wireless infrastructure products, as well as engineering services, which we ceased providing during the second quarter of fiscal 2003. Revenue from engineering services for the third quarter of fiscal 2002 totaled $2.1 million.

Cost of Revenue and Gross Margin

Wireless infrastructure cost of revenue for the third quarter of fiscal 2003 was $1.1 million compared to $3.2 million for the third quarter of fiscal 2002, a decrease of approximately $2.1 million or 65.2 percent. As discussed above, during the third quarter of fiscal 2003, we recorded an adjustment to the inventory impairment reserve established during the prior quarter and reduced cost of revenue by approximately $0.1 million. Excluding this asset impairment adjustment, wireless infrastructure cost of revenue for the third quarter of fiscal 2003 was $1.2 million. As a percentage of revenue, gross margin for the third quarter of fiscal 2003 increased to 56.9 percent compared to 54.0 percent for the third quarter of the prior fiscal year. The increase in gross margin was primarily due to decreased amortization of capitalized software development costs for the third quarter of fiscal 2003. This decrease is consistent with the asset impairment charge attributable to capitalized software development costs, totaling $5.6 million, recorded during the second quarter of fiscal 2003. We expect amortization of capitalized software development costs to increase in conjunction with the release of our new product platform.

Wireless Applications

	Three Months Ended October 31,
	2002	2001
	(Dollars in thousands)
Revenue	$10,124	$5,389
Cost of revenue:
Cost of goods sold	5,558	3,184
Software development amortization	25	36
Inventory impairment	—	—

Total cost of revenue	5,583	3,220

Gross profit	$4,541	$2,169

Gross margin	44.9%	40.2%

Revenue

Wireless applications revenue for the third quarter of fiscal 2003 was $10.1 million compared to $5.4 million for the third quarter of 2002, an increase of approximately $4.7 million or 87.9 percent. This increase was due primarily to increased sales of our ChargeSource mobile power products. Our combined ChargeSource sales increased approximately $4.0 million to $6.7 million for the third quarter of fiscal 2003. The third quarter of fiscal 2003 reflects increased sell-through of our existing products to both retail and corporate customers, as well as replenishment of distributor inventory levels.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the third quarter of fiscal 2003 was $5.6 million compared to $3.2 million for the third quarter of fiscal 2002, an increase of $2.4 million or 73.4 percent. As a percentage of revenue, gross margin for the third quarter of fiscal 2003 increased to 44.9 percent from 40.2 percent for the third quarter of fiscal 2002. The increases in wireless applications cost of revenue and gross margin are primarily attributable to increased sales of our ChargeSource power products and improved absorption of fixed costs driven by higher volume unit sales.

Comparison of the Nine Months Ended October 31, 2002 to the Nine Months Ended October 31, 2001

Consolidated

Revenue

Total revenue for the nine months ended October 31, 2002 was $30.8 million compared to $38.4 million for the nine months ended October 31, 2001, a decrease of approximately $7.6 million or 19.7 percent. As discussed below, the decrease is attributable to decreased sales of our wireless infrastructure products and services partially offset by increased sales of our wireless applications products.

Cost of Revenue and Gross Margin

Total cost of revenue for the nine months ended October 31, 2002 was $18.9 million compared to $19.3 million for the nine months ended October 31, 2001, a decrease of approximately $0.4 million or 2.3 percent. Cost of revenue for the nine months ended October 31, 2002 includes a non-cash inventory impairment charge, totaling approximately $1.3 million. This inventory impairment charge is attributable to our wireless infrastructure. See the section below entitled “Asset Impairment Charges” for additional discussion. Excluding the inventory impairment charge, total cost of revenue for the nine months ended October 31, 2002 was $17.6 million. As a percentage of revenue, gross margin for the nine months ended October 31, 2002 decreased to 42.8 percent compared to 49.6 percent for the corresponding quarter of the prior fiscal year. As discussed below, the decrease in gross margin was primarily due to a change in our mix of business and the negative effect of significantly reduced sales and decreasing gross margin of our historically higher margin wireless infrastructure products and services.

Selling, General and Administrative Costs

Selling, general and administrative costs for the nine months ended October 31, 2002 were $7.1 million compared to $9.7 million for the corresponding period of the prior fiscal year, a decrease of $2.6 million or 27.1 percent. This decrease was due to reduced staffing levels, selling expenses, and incentive compensation driven by significantly reduced sales of our wireless infrastructure products and services. Additionally, as of February 1, 2002 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. For the nine months ended October 31, 2001, selling, general and administrative costs included $0.5 million of amortization of goodwill and other intangible assets deemed to have indefinite lives. As a percentage of revenue, selling, general and administrative costs were 23.0 percent and 25.3 percent for the nine months ended October 31, 2002 and 2001, respectively.

Asset Impairment Charges

Due to reduced demand for existing wireless infrastructure products in the wireless marketplace and our strategy of investing available resources in the development of XPort, our new product platform, we have analyzed the carrying value of all assets attributable to our wireless infrastructure business. Based on this analysis, we recorded asset impairment charges totaling $8.4 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

Property and equipment	$205
Capitalized software development costs	5,619
Intangible assets	2,583

$8,407

In addition to the asset impairment charges above, an inventory impairment charge, totaling $1.3 million, has been recorded as cost of revenue for the nine months ended October 31, 2002. The above impaired assets, as well as the inventory impairment charge are exclusively related to our legacy 2G wireless infrastructure products and do not include any assets related to our engineering services business, which ceased operations during the second quarter of fiscal 2003.

Engineering and Support Costs

Engineering and support costs, net of capitalized software development costs, for the nine months ended October 31, 2002 was $4.4 million compared to $4.3 million for corresponding period of the prior fiscal year, an increase of approximately $0.1 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $1.4 million in comparison to the corresponding period of fiscal 2002. This decrease is a result of our strategy of reducing the cost structure supporting our wireless infrastructure business and developing a single flexible product platform. Offsetting this cash savings and consistent with the reduction in the number of on-going software development programs, capitalized software development costs decreased $1.5 million resulting in an increase in engineering and support costs, net of capitalized software development costs, of $0.1 million for the nine months ended October 31, 2002 in comparison to the corresponding period of the prior fiscal year.

Other Income

Other income, consisting primarily of interest income, decreased approximately $0.5 million to $0.3 million for the nine months ended October 31, 2002 compared to the corresponding period of the prior fiscal year. This decrease was primarily due to lower interest rates earned on invested cash balances.

Income Tax Expense

The effective tax rate for the nine months ended October 31, 2002 and 2001 was 17.7 percent and 36.9 percent, respectively. The decrease in the effective tax rate used to compute the income tax benefit for the nine months ended October 31, 2002 relates to permanent differences in our taxable loss as a result of non-deductible asset impairment charges.

Cumulative Effect of Accounting Change

As discussed in Note 4 of the accompanying financial statements, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective February 1, 2002. During the second quarter of fiscal 2003, we completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX software reporting unit. This reporting unit is included in our wireless infrastructure segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless infrastructure segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill and accordingly, $2.9 million is recorded as a cumulative charge for the nine months ended October 31, 2002. No comparable charges were recorded during the corresponding period of the prior fiscal year.

Wireless Infrastructure

	Nine Months Ended October 31,
	2002	2001
	(Dollars in thousands)
Revenue	$9,394	$22,040
Cost of revenue:
Cost of goods sold	3,217	7,747
Software development amortization	2,256	1,740
Inventory impairment	1,259	—

Total cost of revenue	6,732	9,487

Gross profit	$2,662	$12,553

Gross margin	28.3%	57.0%

Revenue

Wireless infrastructure revenue for the nine months ended October 31, 2002 was $9.4 million compared to $22.0 million for the nine months ended October 31, 2001, a decrease of approximately $12.6 million or 57.4 percent. This decrease reflects the reduced demand for our existing 2G wireless infrastructure products, as well as engineering services, which we ceased providing during the second quarter of fiscal 2003. Revenue from engineering services for the nine months ended October 31, 2002 and 2001 totaled $0.9 million and $6.0 million, respectively.

Cost of Revenue and Gross Margin

Wireless infrastructure cost of revenue for the third quarter of fiscal 2003 was $6.7 million compared to $9.5 million for the corresponding quarter of the prior fiscal year, a decrease of approximately $2.8 million or 29.0 percent. As discussed above, during the nine months ended October 31, 2002, we recorded a non-cash inventory impairment charge, totaling approximately $1.3 million. Excluding this asset impairment charge, wireless infrastructure cost of revenue for the nine months ended October 31, 2002 was $5.5 million. As a percentage of revenue, gross margin for the nine months ended October 31, 2002 decreased to 41.7 percent compared to 57.0 percent for the corresponding period of the prior fiscal year. The decrease in gross margin is attributable to the ramp-down of our engineering services business, which ceased operations during the second quarter of fiscal 2002, as well as decreased absorption of fixed costs due to reduced sales of our wireless infrastructure products.

Wireless Applications

	Nine Months Ended October 31,
	2002	2001
	(Dollars in thousands)
Revenue	$21,414	$16,332
Cost of revenue:
Cost of goods sold	12,062	9,742
Software development amortization	97	108
Inventory impairment	—	—

Total cost of revenue	12,159	9,850

Gross profit	$9,255	$6,482

Gross margin	43.2%	39.7%

Revenue

Wireless applications revenue for the nine months ended October 31, 2002 was $21.4 million compared to $16.3 million for the corresponding quarter of the prior fiscal year, an increase of approximately $5.1 million or 31.1 percent. This increase was due primarily to increased sales of our ChargeSource mobile power products. Our combined ChargeSource sales increased approximately $5.0 million to $13.5 million for the nine months ended October 31, 2002. This increase is primarily attributable to increased sell-through of our existing products to both retail and corporate customers, as well as replenishment of distributor inventory levels.

Cost of Revenue and Gross Margin

Wireless application cost of revenue for the nine months ended October 31, 2002 was $12.2 million compared to $9.9 million for the corresponding period of the prior fiscal year, an increase of $2.3 million or 23.4 percent. As a percentage of revenue, gross margin for the nine months ended October 31, 2002 increased to 43.2 percent from 39.7 percent for the corresponding period of the prior fiscal year. The increases in wireless applications cost of revenue and gross margin are primarily attributable to increased sales of our ChargeSource power products and improved gross margins on contracts to upgrade and expand existing call box systems.

Liquidity and Capital Resources

Cash and cash equivalents were $24.2 million at October 31, 2002 compared to $21.3 million at January 31, 2002, an increase of $2.9 million. For the nine months ended October 31, 2002, operations generated approximately $7.6 million in cash and discontinued operations provided approximately $0.2 million. Comarco received approximately $0.6 million in settlement and final payment on the sale of our commercial staffing business. These proceeds were offset by payments of divestiture related accrued liabilities of $0.4 million. During the nine months ended October 31, 2002, we expended approximately $3.1 million for software development and $1.5 million for property and equipment.

Cash Flows from Operating Activities

Cash provided by operating activities is primarily derived from the sale of our products and services. Cash provided by operating activities was $7.6 million and $3.9 million for the nine months ended October 31, 2002 and 2001, respectively.

Cash provided by operating activities during the nine months ended October 31, 2002 was primarily a result of our net income from continuing operations before non-cash charges (including asset impairment charges, cumulative effect of accounting change, and depreciation and amortization), and collection of $2.4 million of accounts receivable offset by a net change in deferred income taxes of $2.0 million and a decrease in current liabilities of $0.8 million. Cash provided by operating activities during the nine months ended October 31, 2001 was primarily a result of our net income from continuing operations before non-cash charges, a tax benefit on stock options exercised of $0.6 million, and a net change in deferred income taxes of $1.3 million, offset by a $2.4 million increase in accounts receivable, and a $3.5 million decrease in current liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $4.7 million and $7.0 million for the nine months ended October 31, 2002 and 2001, respectively. Investing activities for the nine months ended October 31, 2002 and 2001 consisted primarily of cash paid for property and equipment and for the development of software to be used in products currently under development. Of the $1.5 million invested in property and equipment in the nine months ended October 31, 2002, $0.5 million relates to two new manufacturing assembly lines purchased for ChargeSource products. The current year expenditures for software development are less than the prior year due to the previously discussed transition of our wireless infrastructure product offering. Our property and equipment purchases and software development program are expected to be funded with current cash balances and cash provided by operating activities.

Cash Flows from Financing Activities

Cash used in financing activities for the nine months ended October 31, 2002 consisted of $0.4 million used to repurchase 43,943 shares of the Company’s common stock from the open market, offset by $0.2 million from the sales of common stock issued through the Company’s employee and director stock option plans, and $0.1 million from the sales of common stock issued through the Company’s subsidiary stock option plan. Cash provided by financing activities for the nine months ended October 31, 2001 consisted of $0.3 million from the sales of common stock issued through the Company’s employee and director stock option plans, and $0.1 million from the sales of common stock issued through the Company’s subsidiary stock option plan, offset by the repurchase of 124,900 shares of the Company’s common stock in the open market for approximately $1.7 million.

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to three million shares of common stock. From program inception through October 31, 2002, the Company has repurchased approximately 2,536,000 shares for an average price of $8.22 per share. For the nine months ended October 31, 2002, 43,943 shares were repurchased in the open market for an average price of $9.15 per share. Subsequent to October 31, 2002, the Company has not repurchased any additional shares.

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

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets. These critical accounting policies have been applied during the third quarter of fiscal 2003 consistent with the prior periods and the year ended January 31, 2002, except as discussed in Note 4 with respect to goodwill amortization and impairment valuation.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended January 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of October 31, 2002, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was performed.

PART II — OTHER INFORMATION

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

COMARCO, INC.

Date: December 12, 2002	/s/ Thomas A. Franza Thomas A. Franza President and Chief Executive Officer

Date: December 12, 2002	/s/ Daniel R. Lutz Daniel R. Lutz Vice President and Chief Financial Officer

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/ Thomas A. Franza
Thomas A. Franza Chief Executive Officer

Certification of Chief Executive Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Thomas A. Franza, Chief Executive Officer of Comarco, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Comarco, Inc.

Date: December 12, 2002	/s/ Thomas A. Franza
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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of Comarco, Inc. as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002	/s/ Daniel R. Lutz
Daniel R. Lutz Chief Financial Officer

Certification of Chief Financial Officer
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Daniel R. Lutz, Chief Financial Officer of Comarco, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Comarco, Inc.

Date: December 12, 2002	/s/ Daniel R. Lutz
Daniel R. Lutz Chief Financial Officer