Form 10-K
period 2003-01-31
COMARCO INC
filed 2003-05-01
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

January 31, 2003

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by a check mark whether the registrant is an accelerated filers (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☒

Common stock outstanding at April 22, 2003 — 7,027,565 shares.

Class	Aggregate market value of shares held by non-affiliates
Common Stock	$44,846,063

The total number of shares held by non-affiliates on the last business day of the most recently completed second fiscal quarter (July 31, 2002) was 6,794,858. This number was multiplied by $6.60 per share (the closing sale price of the Common Stock on July 31, 2002 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers and Directors of registrant are affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file with the Securities and Exchange Commission by May 28, 2003 a definitive Proxy Statement (the “2003 Proxy Statement”) relating to its 2003 Annual Meeting of Stockholders, which meeting involves the election of directors and certain other matters. The 2003 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

ii

PART I

FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit and income, manufacturing capacity, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the status of evolving technologies and their growth potential, the cost and success of our development projects, the timing of new product introductions, our production capacity, the need for additional capital and the success of pending litigation. These forward-looking statements are based on our current expectations and estimates, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors” in Part I, Item 1 of this report, and other risks identified from time to time in our filings with the Securities and Exchange Commission (“SEC”), press releases, and other communications.

We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.comarco.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. Any document we file with the SEC can be read at the SEC’s public reference rooms in Washington, DC, New York, NY, and Chicago, IL. For further information on the public reference rooms, call the SEC at (800) SEC-0330.

ITEM 1.    BUSINESS

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

We have two primary businesses: wireless test solutions and wireless applications. Our wireless test solutions business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices.

References to “Fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2003” refers to our fiscal year ended January 31, 2003.

Wireless Industry

Beginning in fiscal 2002 and after several years of robust growth, the wireless industry deteriorated, reflecting slowing subscriber growth, intensifying price competition, reduced access to capital and the need to manage cash flow. This trend continued through fiscal 2003 and there are few indications that this trend will not continue into fiscal 2004. Wireless carriers have responded to these challenges by reducing capital spending and focusing on projects that can most directly contribute to their revenue. Wireless carriers are now focused on satisfying customer demand for enhanced data services, seamless and comprehensive coverage, improved quality of service, and faster data transmission. Many of these initiatives require capital spending for additional network capacity and next-generation technologies, also referred to as 2.5G and 3G technologies. With reduced availability of capital and the transition to next-generation technologies, plans, projects, and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, demand for our 2G wireless test solutions products has significantly decreased and the spending patterns of the wireless carriers continue to be volatile and difficult to predict.

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

Wireless Technology Transition

Wireless networks have evolved from first generation analog technology, or 1G, to second-generation digital voice technology, or 2G. These digital systems provide improved network capacity and signal quality and are currently the dominant technology for most wireless networks. While the build-out of 2G networks continues, there is an increasing demand for next-generation technologies that provide additional data capacity and transmission speeds that permit wireless transmission of integrated voice, data, and Internet and video traffic. To meet this demand, many wireless carriers are either in the process of upgrading their existing 2G networks to 2.5G and 3G technologies or evaluating options to evolve their networks to these next-generation technologies.

Considered an interim step, 2.5G technologies enable wireless carriers to upgrade their existing 2G networks with software and hardware enhancements. These upgrades often require significant investment in software and equipment, but generally do not require the comprehensive new infrastructure equipment investment required for 3G networks. In addition, while these upgraded networks provide improvements in capacity, coverage and performance, they have significantly less bandwidth capacity and transmission speeds than 3G networks are expected to provide.

In order to address these future network requirements, many carriers are expected to ultimately spend a considerable amount of capital upgrading their wireless networks to 3G technologies. Once upgraded, wireless networks are expected to provide high capacity broadband wireless data services at speeds of up to two megabits per second, with the capacity and speed to support voice, data, mobile Internet access and full-motion video. The use of mobile wireless devices for Internet access and other data transmissions is expected to increase substantially over the next several years.

During the last two years, some major carriers in Europe and Asia began a limited initial build out of the first 3G networks. Regulatory agencies in most European counties, Japan and Korea have already licensed 3G frequencies. In the United States, the FCC is expected to award licenses for 3G frequencies in the next several years. As a result, predominately all of the current demand for 3G infrastructure equipment is driven by the rollout of 3G networks in Europe and Asia.

Our Business Operations

Wireless Test Solutions

Our wireless test solutions business designs and manufactures hardware and software tools used by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance and quality of service delivered by the wireless networks once deployed. As wireless carriers deploy 2.5G and 3G technologies across their existing networks, the demand for next-generation wireless test solution products is expected to increase.

Products

Our product offering is based on Seven.Five, our newly developed product platform. Seven.Five is a true breakthrough in testing capability, performance, and versatility. Its infinite flexibility, scalability, and modularity enables our customers to work with all 2G, 2.5G, and 3G technologies, and virtually any combination of test mobiles and multi-band, multi-technology scanning receivers. Whether the test application involves optimization or benchmarking of wireless networks, in-building or in-vehicle testing, fixed or mobile, voice or data, Seven.Five provides the necessary functionality and technology.

•	Seven.Five Multi – Seven.Five Multi is a cutting edge test platform that supports voice, data and video quality testing. Seven.Five Multi is the optimal solution for both multi-technology optimization and benchmarking. Designed with the evolution of wireless networks in mind, the Seven.Five Multi chassis supports up to six modules in any combination of single board computers, calling modules and tri-band scanning receivers. Multiple chassis can easily be cascaded together, offering almost unlimited expansion capabilities.

•	Seven.Five Duo – Seven.Five Duo is an advanced optimization tool ideal for network deployment. Real-time moving maps, state-of-the-art data displays, and voice alerts help the user easily pinpoint problems. It is now possible to layer in quality of service algorithms for functionality previously unavailable. Seven.Five Duo is upgradeable to include scanning capability or the ability to test with a second calling module, of similar or different technology, and the capacity to assess voice and data simultaneously, in-building or in-field.

•	Seven.Five Solo – Seven.Five Solo is a laptop based single calling module system. Its primary use is optimization offering a wide set of real-time monitors for in-field analysis, as well as replay mode. Its advanced real-time moving maps, state-of-the-art data displays and voice alerts provide easy pinpointing of problems. Supporting both test mobiles of all technologies and an external tri-band scanning receiver, the Seven.Five Solo facilitates in-depth analysis and radio frequency engineering tasks. Seven.Five Solo can also be configured for voice, data, and video quality assessment.

•	Seven.Five Scanner – Seven.Five Scanner is an essential tool for testing and optimizing developing wireless networks. Seven.Five Scanner scans multiple technologies simultaneously and at speeds in excess of 3,000 channels per second. With the addition of optional calling modules, Seven.Five Scanner takes all the capability of the Solo and Duo from in-field monitoring and audio and video quality of service measurements to real-time moving maps, state-of-the-art data displays, and voice alerts – and makes it available in a portable, stand-alone scanning unit that covers all 2G, 2.5G, and 3G technologies.

Services

Through June 2002, the wireless test solutions business was a provider of engineering services that assisted wireless carriers, equipment vendors, and others deploy, optimize, and evaluate the performance of wireless networks. When engaged, we were able to provide and support skilled RF engineers and professional technicians and the tools best suited for the engagement.

We began offering engineering services, which were complementary to our wireless test solutions products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, as wireless carriers continue to reduce their spending, the competition to provide engineering services had become more intense. Reduced contract pricing and fewer opportunities have resulted in reduced revenue and profitability for all engineering services providers. Accordingly, we decided to exit the engineering services business and eliminate all related costs. During the second quarter of fiscal 2003, we completed our remaining contractual obligations, reduced head count, and sold a portion of the assets used in providing these services.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, we have approximately 14,000 call boxes installed, the majority of which are serviced and maintained under long-term agreements.

ChargeSource Products

The wireless applications business also includes the ChargeSource family of mobile power products. Our current offering of ChargeSource products consist of a 70-watt universal AC power adapter, our second-generation mobile power system. By simply changing the compact SmartTips connected to the end of the charging cable, the universal AC power adapter is capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices. During the third quarter of fiscal 2002, the ChargeSource product offering was expanded with the introduction of the 70-watt universal DC power adapter. This universal DC power adapter allows traveling professionals to use all their existing ChargeSource SmartTips on the road or in the air. This device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in automobiles. Targus Group International (“Targus”) currently distributes both of these products.

Until recently, most current notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is currently transitioning to offer notebook computers with increasing power requirements. As the power requirements increase, so does the size of the original equipment of the manufacturer (“OEM”) AC charger sold with the notebook computer. To address this industry wide trend, we have developed a family of ChargeSource products that are compatible with all legacy, current and future laptops. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor. The new ChargeSource family of products, which are expected to begin shipping during the second quarter of fiscal 2004, consist of the following:

•	120-Watt Universal AC/DC Adapter – A universal adapter capable of charging most notebook computers requiring up to 120 watts of power, as well as cell phones, PDAs, and other handheld devices. This adapter is used in the office, home, hotel, as well as the automobile and airplane.

•	120-Watt Universal DC Adapter – A universal adapter capable of charging most notebook computers requiring up to 120 watts of power, as well as cell phones, PDAs, and other handheld devices. This adapter is used in the automobile and airplane.

•	60-Watt Hour Universal Battery – This universal battery is used to charge and power all notebook computers, cell phones, PDAs, and other handheld devices.

•	20-Watt AC/DC Adapter – Designed for those individuals who do not travel with a notebook computer, but have a need for a universal adapter that can charge cell phones, PDAs, DVD players, digital cameras and camcorders, and other handheld devices. This adapter is used in the office, home, hotel, as well as the automobile and airplane.

Our new ChargeSource products are compatible with existing Smart Tips and are backwards compatible with the 70-Watt adapters, which are expected to be phased out of production during the first half of fiscal 2004.

Marketing, Sales, and Distribution

Wireless Test Solutions.    We market and sell our wireless test solutions products through a direct sales force of technically trained personnel and through independent sales representatives and resellers. Our North American sales are made though our direct sales organization located in California. Sales in Latin and South America and Asia are generally made through our offices located in Singapore and Mexico. These international offices coordinate the marketing, sales, and support efforts of a network of representatives and distributors typically located in the respective geographic regions. During fiscal 2002, we purchased an equity stake in Switzerland based SwissQual AG (“SwissQual”), a developer of speech quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual is responsible for reselling and supporting our co-branded wireless test solution products in Europe and Africa.

Wireless Applications.    Our current ChargeSource mobile power products, which include the 70-watt universal AC power adapter and the universal DC power adapter, are marketed and distributed exclusively by Targus. We market and sell our call box systems through a direct sales force located in California.

Competition

Wireless Test Solutions.    The market for our hardware and software tools for the wireless industry is highly competitive and is served by numerous providers. Our primary competitors with respect to our wireless test solutions products are Agilent Technologies, Ascom, Ericsson, and Allen Telecom. Many of our competitors are larger and have greater financial resources.

The wireless industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. To compete successfully in our market, we believe we must have the ability to:

•	Properly identify customer needs,

•	Price our products competitively,

•	Innovate and develop new or enhanced products,

•	Successfully commercialize new technologies in a timely manner,

•	Manufacture and deliver our products in sufficient volumes on time, and

•	Differentiate our offerings from the competitors’ offerings.

Wireless Applications.    The market for our emergency call box systems is served by numerous providers, including Gaitronics, Talk-A-Phone, and other manufactures of wireless and wireline emergency and information telephones. Numerous providers, including Mobility Electronics, Belkin and Fellowes, as well as the cellular telephone and personal computer OEMs, also serve the market for our ChargeSource mobile power products. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our wireless applications products provide us with a competitive advantage. However, our ability to compete in these markets depends on our ability to successfully commercialize new technologies in a timely manner, and manufacture and deliver our products in sufficient volumes.

Key Customers

We sell our products to wireless carriers, equipment vendors, and others located throughout the world. A limited number of customers have provided a substantial portion of our revenue. In fiscal 2003, Targus, the exclusive distributor of our mobile power products, provided 41 percent of our revenue. In fiscal 2002, Targus provided 22 percent of our revenue and Nortel Networks provided 12 percent of our revenue under an engineering services contract. In fiscal 2001, Verizon Wireless and AT&T Wireless Services, respectively, provided 13 percent and 15 percent of our revenue. Both companies are wireless carriers and customers of our wireless test solutions business. The spending patterns of these customers can vary significantly during the year. Any elimination or change in the spending patterns of these customers could negatively affect our operating results.

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

As of April 22, 2003, we employed approximately 40 engineers and other technical personnel who are dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

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

If we don’t respond to the needs of our customers with the development of new or enhanced products in a timely manner, our portfolio of products is likely to become technologically obsolete over time. We are currently developing a new wireless test solutions product platform, Seven.Five, in response to the needs of wireless carriers for flexible, scalable, and high-value mobile test and measurement tools. For additional information concerning research and development expenditures, see “Research and Development and Software Development Costs” in Note 2 of notes to consolidated financial statements in Part II, Item 8 of this report.

Manufacturing and Suppliers

We maintain one manufacturing facility located in Irvine, California, which is ISO-9002:1994 certified. Our manufacturing process involves the assembly of numerous individual component products by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings and chassis, cellular telephones, and small electric circuit components, such as integrated circuits, semiconductors, resistors, and capacitors. Most of our components and sub-assemblies are made by third parties to our specifications and are generally delivered to us for final assembly and testing.

Patents and Intellectual Property

We hold patents that cover key technical aspects of the products in our wireless applications business. However, we generally rely on a combination of trade secrets, copyrights, and contractual rights to protect the intellectual property embodied in the hardware and software products of our wireless test solutions business.

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

Employees

As of April 22, 2003, we employed approximately 143 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly those highly skilled radio frequency, design, process, and test engineers involved in the development of new products. Competition for such personnel is intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. We have an employee stock option plan whereby key employees can participate in our success.

Risk Factors and Uncertainties

Described below and elsewhere in this report and in other documents we file with the SEC, press releases, and other communications are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

Market and Industry Risk

A significant portion of our annual revenue is derived from customers of our wireless test solutions business. These customers include national and regional wireless carriers throughout the world, as well as equipment vendors and others. During the past serveral years, wireless carriers experienced many challenges that have resulted in a decline in both capital spending and demand for our wireless test solutions products. With reduced availability of capital and the transition to next-generation technologies, plans, projects, and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, revenue from our wireless test solutions business for fiscal 2003 continued to be soft. Additionally, the spending patterns of our customers are increasingly volatile and difficult to predict, which makes it very difficult for us to forecast the demand for our wireless test solution products. The extent of this downturn and how long it will last is unknown. No assurance can be given that our revenue and operating results will not be further adversely affected by the current or future downturns in the wireless industry and the markets into which we sell our products.

Worldwide Economic and Market Conditions

We currently maintain sales and support operations in the United States, Europe, Asia, and Latin America. Accordingly, our business is subject to the worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments, and changes in other economic conditions. These factors, among others, could influence our ability to sell in international markets. A significant downturn in the global economy could adversely affect our operating results.

Additionally, we have limited experience selling our products in markets outside North America. However, it is currently our intention to expand our international presence and establish additional sales and support offices in primary international markets. There can be no assurance given that our international sales efforts will be successful.

Competition

We encounter aggressive competition in our wireless test solutions business. We have numerous competitors for products from some of the world’s largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, domain expertise, performance, price, quality, reliability, customer service, and support. Some of our competitors have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in the markets in which we compete. If we are unable to successfully compete, it could have a material adverse effect our business, financial condition, and operating results.

Quarterly Fluctuations in Operating Results

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results for our wireless test solutions business. Our quarterly operating results are impacted by numerous factors, including:

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

Ability to Forecast Operating Results

Due to the downturn in the wireless industry, the spending patterns of our customers are increasingly volatile and difficult to predict, which makes it very difficult for us to forecast the demand for our wireless test solutions products. Significant portions of our costs are fixed, due in part to our significant sales, engineering and product support, and manufacturing organizations. As a result, relatively small declines in revenue could disproportionately affect our operating results. Additionally, we have limited backlog and a limited view of when an order will be received and shipped, which may affect revenue in any given period.

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

New Product Introductions

We sell our products in the wireless industry, as well as the consumer electronics industry, which are characterized by rapid technological changes, frequent new product introductions, and evolving industry standards. Without the timely introduction of new products and enhancements, our products will likely become technologically obsolete over time, in which case our operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	Properly identify customer needs,

•	Price our products competitively,

•	Innovate and develop new technologies and applications,

•	Successfully commercialize new technologies in a timely manner,

•	Manufacture and deliver our products in sufficient volumes on time, and

•	Differentiate our offerings from the competitors’ offerings.

Development of new products may require a substantial investment before we can determine the commercial viability of these innovations. We would suffer competitive harm if we dedicate a significant amount of resources to the development of products that do not achieve broad market acceptance.

Product Defects

Our products may have defects despite testing internally or by third-party labs. These defects could result in product returns or recalls and loss or delay in market acceptance, which could have a material adverse effect upon our business, operating results, or financial condition.

Early in fiscal 2004 and in cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), we announced a voluntary product safety recall of approximately 125,000 detachable plugs used on our ChargeSource 70-watt universal AC power adapter. The detachable AC plug can crack if the plug’s swivel connector is extended beyond the 90 degrees of allowed rotation, creating the potential for electric shock. To date, no injuries have been reported. Approximately 75,000 units are believed to be in consumer’s hands, while another 50,000 are currently in the distribution channel. In conjunction with the product safety recall, the Company and Targus entered into an agreement addressing the impact of the recall action. Due to the recall action and the agreement with Targus, we have accrued a $3.2 million credit to Targus as a reduction of sales and additional recall costs of approximately $0.6 million classified in cost of revenue in the fourth quarter of fiscal 2003. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 70-watt universal adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers.

Short Product Life Cycles

The short life cycles of many of our products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our operating results could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs, and delays in customer purchases of existing products in anticipation of new product introductions. Our operating results could also suffer due to the timing of product introductions by our competitors. This is especially true when a competitor introduces a new product just before our own product introduction.

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

Stock Price

Our stock price has exhibited significant volume and price fluctuations, which makes our stock unsuitable for many investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of shares of our Common Stock. Our stock price may be affected by the factors discussed above, as well as:

•	Changes in the wireless industry,

•	Changes in the economic outlook of the markets in which we sell our products,

•	Reductions in demand or expectations of future demand by our customers,

•	Changes in stock market analyst recommendations regarding us, our competitors, or our customers, and

•	The timing and announcements of technological innovations or new products by our competitors or by us.

ITEM 2.	PROPERTIES

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

Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc., Case No. CIV-01-1489-PHX-MHM, U.S. District Court for the District of Arizona (“Mobility Arizona Action”):

Mobility Electronics, Inc. (“Mobility”) commenced proceedings as to U. S. Patent No. 5,347,211 (“the ‘211 Patent”) for patent infringement against the Company and Comarco Wireless Technologies, Inc. (“CWT”) with respect to CWT’s ChargeSource power supply products. The Company was first served with Mobility’s amended complaint filed August 10, 2001. In addition to asserting that the Company and CWT have infringed the ‘211 patent, the amended complaint seeks declaratory judgment that three of CWT’s power supply related patents are either invalid or not infringed by power supplies produced or to be produced by Mobility. The three CWT patents are U. S. Patent Nos. 6,091,611 (“the ‘611 Patent”), 6,172,884 (“the ‘884 patent”), and 5,838,554 (“the ‘554 patent”). The Company and CWT believe that they have meritorious defenses with respect to the ‘211 patent and Mobility’s declaratory judgment causes of actions.

A Scheduling Conference was held on December 18, 2002. Following that Conference, the Court entered its Scheduling Order granting the parties until June 15, 2004 to conduct discovery, and until June 30, 2004 to file dispositive motions. Following resolution of any dispositive motions, or following the deadline for filing if no such motions are filed, the Court will hold a status hearing for purposes of selecting a firm trial date and related pre-trial deadlines.

On October 28, 2002, the California District Court hearing the matter of Comarco Wireless Technologies, Inc. v. Xtend Micro Products, Inc. and iGo Corporation, former Case No. SACV 02-640 AHS (ANx) (discussed below), ordered the California Action transferred to the District of Arizona. The Arizona Court on January 31, 2003, further ordered the action consolidated with the Mobility Arizona Action for purposes of discovery.

Also, as discussed below, CWT recently filed a separate suit in Arizona against Mobility and two affiliated entities alleging infringement of Comarco’s ‘611 and ‘884 Patents (“CWT Arizona Action”). The CWT Arizona Action has been consolidated for purposes of discovery with the Mobility Arizona Action.

Comarco Wireless Technologies, Inc. v. Xtend Micro Products, Inc. and iGo Corporation, Case No. 02:2201 PHX MHM, U.S. District Court for the District of Arizona (formerly, SACV 02-640 AHS (ANx), U.S. District Court for the Central District of California, Southern Division):

On June 21, 2002, CWT filed this action for patent infringement against Xtend Micro Products, Inc. (“Xtend”) and its parent entity, iGo Corporation (“iGo”). CWT alleges that its ‘611 and ‘884 patents are infringed by Xtend’s PowerXtender™ and AC Adapter power supply products as well as other power supply and power adapter products and related accessories. On July 15, 2002, Xtend and iGo answered the complaint denying the allegations in CWT’s complaint and asserting a number of affirmative defenses.

In September, 2002, Defendants moved to transfer this action to the Arizona District Court for purpose of consolidation with the Mobility Arizona Action because this case involved two overlapping patents, and because defendants iGo/Xtend were acquired by and merged into a wholly-owned subsidiary of Mobility. On October 28,

2002 the California District Court granted the Motion and Ordered that the case be transferred to the District of Arizona.

On January 31, 2003, the Arizona Court adopted its Scheduling Order for the case and separately ordered that the case be consolidated for purposes of discovery with the Mobility Arizona Action. Pursuant to the Scheduling Order, the parties have until June 15, 2004 to conduct discovery, and dispositive motions are to be filed by June 30, 2004. The Court will hold a status conference following resolution of any dispositive motions or, if none are filed, following the passing of the June 30, 2004 deadline. At that time, the Court will adopt a firm trial date and set related pre-trial deadlines.

Comarco Wireless Technologies, Inc. v. Mobility Electronics, Inc., Hipro Electronics Co., Ltd., and iGo Corporation, Case No. 03:202 PHX MHM, United States District Court, District of Arizona

On January 31, 2003, CWT filed this action for infringement of its ‘611 and ‘884 Patents with regard to a universal power adapter, called “Juice.” Defendant Hipro manufactures Juice for Mobility, which in turn offers it for sale through its wholly owned subsidiary, iGo Corp. On February 27, 2003, Mobility and iGo answered the complaint while Hipro filed a motion to dismiss based on lack of personal jurisdiction and improper service.

On March 4, 2003, CWT filed a Motion for Preliminary Injunction seeking to enjoin Mobility, Hipro and iGo from making, using, selling or offering for sale the “Juice” product. The Court has set a June 12, 2003 hearing date for both CWT’s Motion for Preliminary Injunction and Hipro’s Motion to Dismiss. Additionally, the parties have agreed to participate in a settlement conference before a United States Magistrate Judge on May 20, 2003.

CWT believes that its case against Mobility, Hipro and iGo Corp is meritorious. As described above, this action has been consolidated for purposes of discovery with the Mobility Arizona Action.

Los Angeles County Service Authority for Freeway Emergencies v. Comarco Wireless Technologies, Inc., Case No. SACV 02-567 AHS (ANx), U.S. District Court for the Central District of California, Southern Division:

Los Angeles County Service Authority for Freeway Emergencies (“LASAFE”) filed this action against CWT on June 10, 2002, relating to two contracts between LASAFE and CWT concerning Call Box Systems manufactured by CWT, upgraded by CWT to comply with the Americans with Disabilities Act (“ADA”) and maintained by CWT until its contractual obligations to provide maintenance expired. On August 2, 2002, LASAFE filed a first amended complaint (hereafter, “the complaint”). The complaint includes eight counts. In the first five counts LASAFE alleges CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the call box system and failing to provide certain deliverables to LASAFE. In the last three counts LASAFE alleges that U.S. Patent No. 6,035,187 owned by CWT and entitled “Apparatus and Method for Improved Emergency Call Box” (“the ‘187 Patent”) should be assigned to LASAFE, and CWT should compensate LASAFE, because an LASAFE employee is the true inventor of the invention claimed in the ‘187 Patent. The complaint seeks an unspecified amount of actual and punitive damages, ownership of the ‘187 patent, an order that CWT specifically perform its obligations under the contracts, recovery of attorneys fees, and an audit to determine the number of allegedly infringing call boxes.

On August 16, 2002, CWT filed an answer and a motion to dismiss the first five counts founded in state contract and warranty law on the grounds that the Federal District Court lacks jurisdiction over the state law claims, which was subsequently granted. The Court has set a scheduling order and has set a trial date of February 3, 2004. CWT believes that it has meritorious defenses with respect to all of LASAFE’s claims.

Los Angeles County Service Authority for Freeway Emergencies v. Comarco Wireless Technologies, Inc., Case No. No. BC 284897, California Superior Court for the County of Los Angeles:

On November 7, 2002, LASAFE filed a complaint in state court alleging the five causes of action that were dismissed in the federal court action referenced in the above paragraph. Specifically, LASAFE alleges that CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the call box systems and failing to provide certain deliverables to LASAFE, and seeks over $1 million in damages. On January 9,

2003, CWT filed its answer and a cross-complaint asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing based on LASAFE’s failure to pay CWT all monies due under a contract with LASAFE and LASAFE’s conduct during the course of the contract. LASAFE has not yet responded to CWT’s cross-complaint. The Court has set a trial date of April 5, 2004. CWT believes that it has meritorious defenses to LASAFE’s claims and believes that LASAFE will have significant difficulties proving causation and damages on its claims for breach of implied warranties.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2003 to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq National Market® under the symbol “CMRO.” The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by the Nasdaq National Market. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2003:
First Quarter	$11.95	$8.78
Second Quarter	9.65	6.55
Third Quarter	7.00	4.60
Fourth Quarter	8.78	5.84

Year ended January 31, 2002:
First Quarter	$18.13	$12.64
Second Quarter	15.85	12.74
Third Quarter	15.05	11.82
Fourth Quarter	15.30	11.25

Holders

As of April 22, 2003, there were approximately 405 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock in the last two fiscal years. We anticipate that dividends on our common stock will not be paid for the foreseeable future and that all earnings will be retained for use in our business and for stock repurchases.

Sales of Unregistered Securities

In connection with our acquisition of EDX Engineering, Inc. (“EDX”) on December 7, 2000, we issued 257,428 shares of common stock and approximately $2.3 million in cash to the former sole shareholder of EDX in exchange for all of the outstanding shares of capital stock of EDX. These shares were issued in reliance on the exemption provision provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Revenue:
Products	$31,522	$38,836	$37,479	$33,499	$28,849
Services	5,314	12,171	11,985	5,725	5,155

	36,836	51,007	49,464	39,224	34,004

Cost of revenue:
Products	20,794	18,350	17,213	16,983	11,569
Services	3,779	7,323	7,605	3,811	3,473

	24,573	25,673	24,818	20,794	15,042

Gross profit	12,263	25,334	24,646	18,430	18,962
Selling, general and administrative costs	9,052	12,680	12,285	9,203	9,526
Asset impairment charges	8,407	—	—	—	—
Engineering and support costs	5,936	5,744	4,758	3,808	3,480
Severance costs	—	—	1,325	—	—

Operating income (loss)	(11,132)	6,910	6,278	5,419	5,956
Other income, net	375	909	762	274	298
Minority interest in earnings of subsidiary	141	(50)	(7)	(46)	—

Income (loss) from continuing operations before income taxes	(10,616)	7,769	7,033	5,647	6,254
Income tax expense (benefit)	(2,984)	2,859	2,483	2,061	2,283

Net income (loss) from continuing operations	(7,632)	4,910	4,550	3,586	3,971
Net income (loss) from discontinued operations	—	—	(9)	(433)	1,712
Cumulative effect of accounting change	(2,926)	—	—	—	—

Net income (loss)	$(10,558)	$4,910	$4,541	$3,153	$5,683

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	$(1.09)	$0.70	$0.67	$0.55	$0.57

Diluted	$(1.09)	$0.66	$0.61	$0.49	$0.51

Earnings (loss) per share:
Basic	$(1.51)	$0.70	$0.67	$0.48	$0.82

Diluted	$(1.51)	$0.66	$0.61	$0.43	$0.75

	Years Ended January 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Working capital	$27,914	$30,021	$29,096	$25,637	$24,833
Total assets	50,955	65,942	66,051	44,694	43,001
Borrowing under line of credit	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	37,421	47,587	43,495	31,754	31,202

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows provides analysis and information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this report, and the section entitled “Risk Factors and Uncertainties” included in Part I, Item 1 of this report.

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. During October 1999, we embarked on a plan to divest our non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, our continuing operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Results of Operations — Continuing Operations

We have two reportable operating segments: wireless test solutions and wireless applications. See “Segment Reporting” in Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Wireless Test Solutions

Our wireless test solutions business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these field test applications to design, deploy, and optimize wireless networks, and to verify the performance and quality of service delivered by the networks once deployed.

Beginning in fiscal 2002 and after several years of robust growth, the wireless industry deteriorated, reflecting slowing subscriber growth, intensifying price competition, reduced access to capital and the need to manage cash flow. This trend continued through fiscal 2003 and there are few indications that this trend will not continue into fiscal 2004. Wireless carriers have responded to these challenges by reducing capital spending and focusing on projects that can most directly contribute to their revenue. Wireless carriers are now focused on satisfying customer demand for enhanced data services, seamless and comprehensive coverage, improved quality of service, and faster data transmission. Many of these initiatives require capital spending for additional network capacity and next-generation technologies, also referred to as 2.5G and 3G technologies. With reduced availability of capital and the transition to next-generation technologies, plans, projects, and capital spending are subject to frequent change as wireless carriers reevaluate and reorder their priorities. As a result, demand for our 2G wireless test solutions products has significantly decreased and the spending patterns of the wireless carriers continue to be volatile and difficult to predict.

In response to these challenging market conditions, we restructured our wireless test solutions business to better address the future needs of our customers and improve our financial performance in markets currently under pressure. Key changes made to our wireless test solutions business in fiscal 2003 are as follows:

•	We discontinued all 2G (“legacy”) products and introduced Seven.Five, our newly developed product platform. Seven.Five is best described as a flexible and scalable hardware platform combined with an open and modular software architecture. We are now able to utilize the best software development resources to address the complexities of transitioning existing networks from 2G to 2.5G and 3G wireless technologies, as well as unique customer requirements. Seven.Five has also allowed us to transition our wireless test solutions business to a significantly lower cost structure.

•	We established an offshore development center (“ODC”) in Chennai, India at the end of fiscal 2003 to take advantage of lower cost, highly skilled software development expertise. We believe this strategy will lower our development costs, as well as reduce our time to market with new products and functionality.

•	We eliminated our engineering services business. We began offering engineering services, which were complementary to our wireless test solution products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, as wireless carriers continue to reduce their spending, the competition to provide engineering services had become more intense. Reduced contract pricing and fewer opportunities have resulted in reduced revenue and profitability for all engineering services providers. Accordingly, we decided to exit the engineering services business and eliminate all related costs. During the second quarter of fiscal 2003, we completed our remaining contractual obligations, reduced head count, and sold a portion of the assets used in providing these services.

•	We recorded non-cash asset impairment charges totaling $9.8 million related to our discontinued legacy products, which included capitalized software development costs, acquired intangible assets, property and equipment, and inventory.

•	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. “Goodwill and Other Intangible Assets,” on February 1, 2002. In connection with our adoption of SFAS No. 142, we recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX software reporting unit. This reporting unit is included in our wireless test solutions segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected as a cumulative effect accounting change.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, we have approximately 14,000 call boxes installed, the majority of which are serviced and maintained under long-term agreements.

The wireless applications business also includes the ChargeSource family of mobile power products. Our current offering of ChargeSource products consist of a 70-watt universal AC power adapter, our second-generation mobile power system. By simply changing the compact SmartTips connected to the end of the charging cable, the universal AC power adapter is capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices. During the third quarter of fiscal 2002, the ChargeSource product offering was expanded with the introduction of the 70-watt universal DC power adapter. This universal DC power adapter allows traveling professionals to use all their existing ChargeSource SmartTips on the road or in the air. This device connects to the in-seat power outlet available on most major airlines or the cigarette lighter plug found in automobiles. Targus currently distributes both these products.

Until recently, most notebook computers required no more than 70-watts of power to operate. However, the personal computer industry is currently transitioning to notebook computers with increasing power requirements. As the power requirements increase, so does the size of the original equipment manufacturer (“OEM”) AC charger sold with the notebook computer. To address this industry wide trend, we have developed 120-watt universal power adapters that are compatible with all legacy, current, and future notebook computers. These new ChargeSource products are able to deliver up to 120-watts of power in a very small form factor. The new ChargeSource product family, which is expected to begin shipping during the second quarter of fiscal 2004, consists of the following:

•	120-Watt Universal AC/DC Adapter — A universal adapter capable of charging most notebook computers requiring up to 120 watts of power, as well as cell phones, PDAs, and other handheld devices. This adapter is used in the office, home, hotel, as well as the automobile and airplane.

•	120-Watt Universal DC Adapter — A universal adapter capable of charging most notebook computers requiring up to 120 watts of power, as well as cell phones, PDAs, and other handheld devices. This adapter is used in the automobile and airplane.

•	60-Watt Hour Universal Battery — This universal battery is used to charge and operate all notebook computers, cell phones, PDAs, and other handheld devices.

•	20-Watt AC/DC Adapter — Designed for those individuals who do not travel with a notebook computer, but have a need for a universal power adapter that can charge cell phones, PDAs, DVD players, digital cameras and camcorders, and other handheld devices. This adapter is used in the office, home, hotel, as well as the automobile and airplane.

The above products work with existing Smart Tips and are backwards compatible with the 70-watt adapters, which are expected to be phased out of production during the first quarter of fiscal 2004.

Early in fiscal 2004 and in cooperation with the U.S. Consumer Product Safety Commission (“CPSC”), we announced a voluntary product safety recall of approximately 125,000 detachable plugs used on our ChargeSource 70-watt universal AC power adapter. The detachable AC plug can crack if the plug’s swivel connector is extended beyond the 90 degrees of allowed rotation, creating the potential for electric shock. To date, no injuries have been reported. Approximately 75,000 units are believed to be in consumer’s hands, while another 50,000 are currently in the distribution channel. In conjunction with the product safety recall, the Company and Targus entered into an agreement addressing the impact of the recall action. Due to the recall action and the agreement with Targus, we have accrued a $3.2 million credit to Targus as a reduction of sales and additional recall costs of approximately $0.6 million classified in cost of revenue in the fourth quarter of fiscal 2003. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 70-watt universal adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers.

The following table sets forth certain items as a percentage of revenue from our audited consolidated statements of income for fiscal 2003, 2002, and 2001:

	Years Ended January 31,
	2003	2002	2001
Revenue:
Products	85.6%	76.1%	75.8%
Services	14.4	23.9	24.2

	100.0	100.0	100.0

Cost of revenue:
Products	56.5	36.0	34.8
Services	10.2	14.3	15.4

	66.7	50.3	50.2

Gross profit:
Products	29.1	40.1	41.0
Services	4.2	9.6	8.8

	33.3	49.7	49.8
Selling, general and administrative costs	24.6	24.9	24.8
Asset impairment charges	22.8	—	—
Engineering and support costs	16.1	11.3	9.6

Operating income (loss) before severance costs	(30.2)	13.5	15.4
Severance costs	—	—	2.7

Operating income (loss)	(30.2)	13.5	12.7
Other income, net	1.0	1.8	1.5
Minority interest in (earnings) loss of subsidiary	0.4	(0.1)	—

Income (loss) from continuing operations before income taxes	(28.8)	15.2	14.2
Income tax expense (benefit)	(8.1)	5.6	5.0

Net income (loss) from continuing operations	(20.7)%	9.6%	9.2%

Consolidated

Revenue

Total revenue for fiscal 2003 was $36.8 million compared to $51.0 million for fiscal 2002, a decrease of approximately $14.2 million or 27.8 percent. As discussed below, the decrease is attributable to decreased sales of our wireless test solution products and services, partially offset by increased sales of our wireless applications products. Total revenue for fiscal 2002 was $51.0 million compared to $49.5 million for fiscal 2001, an increase of approximately $1.5 million or 3.1 percent. The increase is due to a $6.5 million increase in sales of our wireless applications products, partially offset by a 5.0 million decrease in sales of our wireless test solution products.

For fiscal 2003 as compared to the prior year, revenue from products decreased 18.8 percent to $31.5 million while revenue from services decreased 56.3 percent to $5.3 million. The product revenue decrease reflects the continuing softness in the wireless industry and decreased demand for our wireless test solution products, which declined $11.6 million or 53.1 percent, offset by an increase in sales of our ChargeSource products of $3.6 million or 31.1 percent, net of a $3.2 million credit issued to our exclusive distributor in conjunction with the product safety recall of our 70-watt universal ChargeSource power adapter. See the section entitled “ChargeSource Product Safety Recall” for additional discussion. The services revenue decrease was due to our exit from the engineering services business during the second quarter of fiscal 2003. Revenue from engineering services totaled $0.9 and $7.5 million for fiscal 2003 and 2002, respectively.

For fiscal 2002 as compared to the prior year, revenue from products increased 3.6 percent to $38.8 million while revenue from services increased 1.6 percent to $12.2 million. The product revenue growth was due to increased sales from our wireless applications segment, partially offset by decreased sales from our wireless test solutions segment. The services revenue growth was due to increased sales of engineering services from our wireless test solutions segment.

Cost of Revenue and Gross Margin

Total cost of revenue for fiscal 2003 was $24.6 million compared to $25.7 million for fiscal 2002, a decrease of approximately $1.1 million or 4.3 percent. Cost of revenue for fiscal 2003 included a non-cash inventory impairment charge, totaling approximately $1.3 million. This inventory impairment charge is attributable to our wireless test solutions business. See the section below entitled “Asset Impairment Charges” for additional discussion. Cost of revenue for fiscal 2003 also included approximately $0.6 million of costs accrued in connection with the product safety recall of our ChargeSource 70-watt universal power adapters. See the section below entitled “ChargeSource Product Safety Recall” for additional discussion. Excluding the inventory impairment and product safety recall charges, total cost of revenue for fiscal 2003 was $22.8 million. As a percentage of revenue, gross margin for fiscal 2003 decreased to 38.2 percent compared to 49.7 percent for the prior fiscal year. As discussed below, the decrease in gross margin was primarily due to a change in our mix of business, our exit from engineering services, and the negative effect of significantly reduced sales and decreasing gross margins of our historically higher margin wireless test solution products.

Total cost of revenue for fiscal 2002 increased 3.4 percent to $25.7 million compared with fiscal 2001. As a percentage of revenue, gross margin decreased slightly to 49.7 percent from 49.8 percent for fiscal 2001. While the gross margin for fiscal 2002 was comparable to the prior year, it was a result of increased sales volumes and margins of our wireless applications products offset by decreased sales volumes and margins of our wireless test solution products.

Selling, General and Administrative Costs

Selling, general and administrative costs for fiscal 2003 were $9.1 million compared to $12.7 million for the prior fiscal year, a decrease of $3.6 million or 28.6 percent. This decrease was due to reduced staffing levels, selling expenses, and incentive compensation driven by significantly reduced sales of our wireless test solution products and services. Additionally, as of February 1, 2002 and in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we no longer amortize goodwill and other intangible assets deemed to have indefinite lives. For fiscal 2002, selling, general and administrative costs included $1.1 million of amortization of goodwill and other intangible assets deemed to have indefinite lives.

Selling, general and administrative costs for fiscal 2002 increased 3.2 percent to $12.7 million compared to fiscal 2001. Excluding costs attributable to EDX Engineering, Inc. (“EDX”), which was acquired on December 7, 2000, selling, general and administrative costs for fiscal 2002 decreased $1.2 million in comparison to the prior year. This decrease was driven by lower sales of our wireless test solutions products during fiscal 2002, as well as enterprise-wide cost reductions that were put in place during fiscal 2001. These cost reductions, including eliminating direct sales and marketing efforts for our ChargeSource mobile power products, closing the sales and support office in London, and reorganizing our call box systems business, resulted in a significant reduction of indirect costs.

As a percentage of revenue, selling, general and administrative costs were 24.6 percent, 24.9 percent, and 24.8 percent for fiscal 2003, 2002, and, 2001, respectively.

Asset Impairment Charges

Due to reduced demand for existing wireless test solutions products in the wireless marketplace and our strategy of investing available resources in the development of Seven.Five, our new product platform, we have analyzed the carrying value of all assets attributable to our wireless test solutions business. Based on this analysis, we recorded asset impairment charges totaling $8.4 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

Property and equipment	$205
Software development costs	5,619
Goodwill and acquired intangible assets	2,583

$8,407

In addition to the asset impairment charges above, an inventory impairment charge totaling $1.3 million was recorded as cost of revenue during the second quarter of fiscal 2003. The above impaired assets, as well as the inventory impairment charge are exclusively related to our legacy 2G wireless test solutions products and do not include any assets related to our engineering services business, which ceased operations during the second quarter of fiscal 2003.

Cumulative Effect of Accounting Change

As discussed in Note 11 of the accompanying financial statements, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective February 1, 2002. During the second quarter of fiscal 2003, we completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX software reporting unit. This reporting unit is included in our wireless test solutions segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected as a cumulative effect of accounting change. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless test solutions segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill and accordingly, $2.9 million was recorded as a cumulative charge for the fiscal year ended January 31, 2003. No comparable charge was recorded during the corresponding period of the prior fiscal year.

ChargeSource Product Safety Recall

As discussed above, early in fiscal 2004 and in cooperation with the U.S. CPSC, we announced a voluntary product safety recall of approximately 125,000 detachable plugs used on our ChargeSource 70-Watt universal AC power adapter. In conjunction with the product safety recall, the Company and Targus, exclusive distributor of the ChargeSource products, entered into an agreement addressing the impact of the recall action. Accordingly, we have accrued both a $3.2 million credit due to Targus reducing sales and additional recall costs of approximately $0.6 million classified in cost of revenue in the fourth quarter of fiscal 2003.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our wireless test solutions products that will be sold when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Engineering and support costs for fiscal 2003 and 2002 are as follows:

	January 31,
	2003	2002
	(In thousands)
Engineering	$6,704	$9,024
Less: Capitalized software development	(3,359)	(5,471)
Support Costs	2,591	2,191

	$5,936	$5,744

Engineering and support costs, net of capitalized software development costs, for fiscal 2003 were $5.9 million compared to $5.7 million for the prior fiscal year, an increase of approximately $0.2 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $1.9 million in comparison to fiscal 2002. This decrease is a result of our strategy of reducing the cost structure supporting our wireless test solutions business and developing a single flexible product platform. Offsetting this cash savings and consistent with the reduction in the number of on-going software development programs, capitalized software development costs decreased $2.1 million resulting in an increase in engineering and support costs, net of capitalized software development costs, of $0.2 million for fiscal 2003 in comparison to the prior fiscal year.

Engineering and support costs for fiscal 2002 and 2001 are as follows:

	January 31,
	2002	2001
	(In thousands)
Engineering	$9,024	$7,501
Less: Capitalized software development	(5,471)	(4,600)
Support Costs	2,191	1,857

	$5,744	$4,758

Engineering and support costs, net of capitalized software development costs, for fiscal 2002 increased 20.7 percent to $5.7 million compared to fiscal 2001. Excluding costs attributable to EDX, engineering and support costs net of capitalized software development for fiscal 2002 were $5.0 million compared to $4.7 million for fiscal 2001, an increase of $0.3 million or 6.4%. This increase was partially offset by increased capitalized software development costs totaling $5.5 million and $4.6 million for fiscal 2002 and 2001, respectively. The increases in gross engineering and capitalized software development costs were primarily due to continued investment in our hardware and software product development programs, which included GPRS and 1XRTT products (2.5G technologies), as well as 3G scanners and related applications.

Severance Costs

During the second quarter of fiscal 2001 and in conjunction with the disposition of our non-wireless businesses, we were required to record a $1.3 million charge to continuing operations for costs related to severance agreements for outgoing corporate staff. No similar costs were recorded in fiscal 2003 and 2002.

Other Income

Other income, consisting primarily of interest income, decreased approximately $0.5 million to $0.4 million for fiscal 2003 compared to the prior fiscal year. This decrease was primarily due to lower interest rates earned on invested cash balances. Other income increased $150,000 to $0.9 million for fiscal 2002 compared to fiscal 2001, primarily as a result of higher invested cash balances for much of the fiscal year.

Income Tax Expense

The effective tax rate for fiscal 2003, 2002, and 2001 was 28.1 percent, 36.8 percent, and 35.3 percent, respectively. The decrease in the effective tax rate used to compute the income tax benefit for fiscal 2003 is due to permanent differences in our taxable loss for fiscal 2003 as a result of non-deductible intangible asset impairment charges.

Wireless Test Solutions

	Years Ended January 31,
	2003	2002	2001
	(In thousands)
Revenue	$11,240	$29,661	$34,678
Cost of revenue:
Cost of goods sold	3,675	10,496	11,230
Software development amortization	2,629	2,437	3,085
Inventory impairment	1,259	—	—

Total cost of revenue	$7,563	$12,933	$14,315

Gross profit	$3,677	$16,728	$20,363

Gross margin	32.7%	56.4%	58.7%

Revenue

Wireless test solutions revenue for fiscal 2003 was $11.2 million compared to $29.6 million for fiscal 2002, a decrease of approximately $18.4 million or 62.1 percent. This decrease reflects the reduced demand for our legacy 2G wireless test solution products, as well as engineering services, which we ceased providing during the second quarter of fiscal 2003. Revenue from engineering services for fiscal 2003 and 2002 totaled $0.9 million and $7.5 million, respectively.

For fiscal 2003, 2002, and 2001, customers of our wireless test solutions business accounted for 30.5 percent, 58.2 percent, and 70.1 percent, respectively, of our annual revenue, and 30.0 percent, 66.0 percent, and 82.6 percent, respectively, of our annual gross profit. Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless test solution products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and/or operating income, negatively affecting our business, financial condition, and operating results. We are currently unable to predict when the downturn in the wireless industry will cease to have a negative impact on our revenues and operating results.

Revenue from our wireless test solutions business for fiscal 2002 was $29.7 million, a decrease of $5.0 million or 14.5 percent compared to fiscal 2001. As previously discussed, the downturn in the wireless industry, which first impacted us in early fiscal 2002, reduced overall demand for our wireless test solution products.

Cost of Revenue and Gross Margin

Wireless test solutions cost of revenue for fiscal 2003 was $7.6 million compared to $12.9 million for fiscal 2002, a decrease of approximately $5.4 million or 41.5 percent. As discussed above, during fiscal 2003, we recorded a non-cash inventory impairment charge totaling approximately $1.3 million. Excluding this asset impairment charge, wireless test solutions cost of revenue for fiscal 2003 was $6.3 million. As a percentage of revenue, gross margin for fiscal 2003 decreased to 32.7 percent compared to 56.4 percent for the prior fiscal year. The decrease in gross margin is primarily due to decreased absorption of fixed costs attributable to dramatically lower revenue.

Cost of revenue from our wireless test solutions business for fiscal 2002 was $12.9 million, a decrease of $1.4 million or 9.7 percent compared to fiscal 2001. As a percentage of revenue, gross margin decreased to 56.4 percent from 58.7 percent for fiscal 2001. The decrease in cost of revenue was primarily due to decreased sales volumes of hardware and software tools. The decrease in gross margin is attributable to decreased absorption of manufacturing overhead expenses and increased labor costs, when viewed as a percentage of revenue, driven by lower sales of our hardware and software tools.

Wireless Applications

	Years Ended January 31,
	2003	2002	2001
	(In thousands)
Revenue	$25,596	$21,346	$14,786
Cost of revenue:
Cost of goods sold	16,907	12,596	10,357
Software development amortization	103	144	146
Inventory impairment	—	—	—

Total cost of revenue	17,010	12,740	10,503

Gross profit	$8,586	$8,606	$4,283

Gross margin	33.5%	40.3%	29.0%

Revenue

Wireless applications revenue for fiscal 2003 was $25.6 million compared to $21.3 million for fiscal 2002, an increase of approximately $4.3 million or 20.0 percent. This increase was primarily due to increased sales of our ChargeSource mobile power products. Our combined ChargeSource sales increased approximately $3.6 million to $15.2 million for fiscal 2003, net of the $3.2 million credit issued to our exclusive distributor in conjunction with the product safety recall of our ChargeSource 70-watt universal AC power adapter, as discussed above.

Wireless applications revenue for fiscal 2002 was $21.3 million, an increase of $6.6 million or 44.4 percent compared to fiscal 2001. The increase was attributable to increased sales of the ChargeSource 70-watt universal AC power adapter, our second-generation mobile power system that began shipping during the fourth quarter of fiscal 2001, and the introduction of the new ChargeSource 70-watt universal DC power adapter that began shipping during the third quarter of fiscal 2002.

Both ChargeSource products are currently distributed exclusively by Targus under non-cancelable commitments. In the event Targus is unable to perform under these commitments due to their inability to take delivery of ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. The financial impact of a material change in our relationship with Targus cannot be precisely quantified, but we believe that a six-to-twelve month disruption in the distribution of our ChargeSource products would have a negative impact on our revenue and operating results, which could also result in decreased liquidity. For fiscal 2003, 2002, and 2001, sales to Targus totaled approximately $15.1 million, $11.3 million, and $4.8 million, respectively.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for fiscal 2003 was $17.0 million compared to $12.7 million for fiscal 2002, an increase of $4.3 million or 33.5 percent. Excluding the cost of the product safety recall, cost of revenue for fiscal 2003 was $16.4 million. As a percentage of revenue and excluding the credit and costs associated with the product safety recall, gross margin for fiscal 2003 increased to 43.0 percent from 40.3 percent for fiscal 2002. The increase in wireless applications gross margin is primarily attributable to several higher-margin call box upgrade projects completed during fiscal 2003.

Cost of revenue of our wireless applications business for fiscal 2002 was $12.7 million, an increase of $2.2 million or 21.3 percent compared to fiscal 2001. As a percentage of revenue, gross margin increased to 40.3 percent from 29.0 percent for fiscal 2001. The increase in cost of revenue was primarily due to increased sales volumes of our ChargeSource mobile power products.

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

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $25.4 million as of January 31, 2003.

Cash Flows from Operating Activities

Cash provided by operating activities is primarily derived from the sale of our products and services. Cash provided by operating activities was $10.0 million and $8.1 million for the years ended January 31, 2003 and 2002, respectively.

Cash provided by operating activities during the year ended January 31, 2003 was primarily a result of our net income from continuing operations before non-cash charges (including cumulative effect of accounting change, asset impairment charges, provision for obsolete inventory, and depreciation and amortization), collection of $7.7 million of accounts receivable offset by a net change in deferred income taxes of $2.7 million, a decrease in current liabilities of $2.4 million, and an increase in both inventory and other assets of $1.2 million each.

Early in fiscal 2004 and in cooperation with the U.S. CPSC, we announced a voluntary product safety recall of approximately 125,000 detachable plugs used on our ChargeSource 70-watt universal AC power adapter. The detachable AC plug can crack if the plug’s swivel connector is extended beyond the 90 degrees of allowed rotation, creating the potential for electric shock. To date, no injuries have been reported. Approximately 75,000 units are believed to be in the hands of consumers, while another 50,000 are currently in the distribution channel.

In conjunction with the product safety recall, the Company and Targus entered into an agreement addressing the impact of the recall action. Due to the recall action and the agreement with Targus, we have accrued a $3.2 million credit to Targus as a reduction of sales and additional recall costs of approximately $0.6 million classified in cost of revenue in the fourth quarter of fiscal 2003. The credit to Targus is based on unsold and unopened units in the distribution channel expected to be returned to us within a six-month period. The accrued additional recall costs are related to replacing AC plugs in the hands of consumers.

Our methodology for estimating the additional recall costs involved estimating future costs to be incurred to replace the recalled AC plug based on expected returns and the costs to conduct the recall, particularly communication, replacement, and transportations costs. Our replacement and transportation cost estimates include costing for component parts and labor; we also obtained third party cost quotes for communication, fulfillment and administration services. The expected percentage of AC plugs to be replaced out of 75,000 units believed to be in the hands of consumers is an important assumption. Our current assumption is that approximately 20 percent of those units in the hands of the consumers will be replaced. To help understand the relative impact of the return rate assumption, a 10 percent point increase in the return rate would increase the estimated additional recall costs from $0.6 million to $0.7 million. We expect our cash outlays associated with this product safety recall to be financed from our existing cash balances.

The decrease in cash generation from fiscal 2001 to fiscal 2002 is primarily due to a significant decrease in current liabilities and amounts accrued in conjunction with the disposition of our non-wireless businesses during fiscal 2001. Also contributing to the decrease in cash generation was a $1.1 million increase in inventory. This increase is related to the introduction of our ChargeSource 70-watt universal DC power adapter that went into production during the third quarter of fiscal 2002. Additionally, during the fourth quarter of fiscal 2002, we also increased our inventory of certain components in anticipation of fourth quarter sales of our wireless test solution products. However, fourth quarter sales were lower than anticipated and historical levels. These components were primarily consumed or written off during fiscal 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million for fiscal 2003 compared to $8.7 million for fiscal 2002 and $9.4 million for fiscal 2001. In all periods, capital expenditures for property and equipment, acquisitions, and software development constituted substantially all of our cash used in investing activities. The development of software is critical to our products currently under development.

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, Comarco and SwissQual will jointly develop, sell, and support wireless network quality of service and optimization products for the European marketplace. In addition to expanding our access to European wireless carriers, SwissQual will provide domain expertise and development guidance in the evolution of 2.5G and 3G system test solutions.

On December 7, 2000, we acquired all the outstanding common stock of EDX for 257,428 shares of our common stock, valued at $4.2 million on the day the transaction closed, and $2.3 million in cash.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for fiscal 2003 as compared to net cash used in financing activities of $2.2 million for fiscal 2002 and net cash provided by financing activities of $0.5 million for fiscal 2001. In all periods, proceeds from the sales of common stock issued through employee and director stock option plans, offset by the repurchase of our common stock, constituted substantially all of our cash provided by and used in financing activities.

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2003, we repurchased approximately 2.5 million shares for an average price of $8.22 per share. During fiscal 2003, we repurchased approximately 44,000 shares in the open market for an average price of $9.15 per share.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless test solutions products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and operating results,

•	In the event Targus, the exclusive distributor of our ChargeSource products, is unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets.

Revenue Recognition

We generally recognize product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is deemed probable. For our wireless test solution products that are integrated with embedded software, we recognize revenue using the residual method pursuant to requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, we allocate revenue to the undelivered element, typically maintenance, based on its respective fair value, determined by the price charged when that element is sold separately.

We recognize service revenue as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with the original product sale, is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Revenue for services under long-term contracts is recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become know.

Significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

Software Development Costs

We capitalize software developed for sale or lease in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Our policy is to capitalize the costs associated with development of new products but expense the costs associated with new releases, which consist of enhancements or increased functionality of software imbedded in our existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized software development costs, net of related amortization, are compared to management’s estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

We have $5.6 million of capitalized software as of January 31, 2003, net of accumulated amortization of $3.8 million. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the shorter of the economic life of the related product, or based on expected unit sales under the sales ratio method, typically two to four years.

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

Inventory

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during fiscal 2003, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our forecasts of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

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

Valuation of Goodwill

We assess goodwill for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

In our fiscal year ended January 31, 2003, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and, as a result we ceased to amortize approximately $10.1 million of goodwill acquired prior to July 1, 2001. We recorded $1.1 million of amortization on these amounts during fiscal 2002. In lieu of amortization, we perform an annual impairment review of our goodwill and indefinite lived intangible balance upon the initial adoption of SFAS No. 142.

During the second quarter of fiscal 2003, we completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX reporting unit.

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. The amounts and useful lives assigned to intangible assets impact future amortization. If the assumptions and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on our results of operation or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are in the process of evaluating the adoption of SFAS No. 146 and its impact on our results of operations or financial position.

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The EITF indicated that this guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact of the adoption of these issues on our financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the Company does not have any guarantees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company has no variable interest entities which would require disclosure or consolidations under FIN No. 46.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2003, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments was other than temporary. We had no such impairments during fiscal 2003.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Comarco, Inc.:

We have audited the consolidated financial statements of Comarco, Inc. and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comarco, Inc. and Subsidiaries as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 5, and 11 to the consolidated financial statements, effective February 1, 2002, Comarco, Inc. and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as required for the accounting for goodwill and other intangibles assets.

KPMG LLP

Orange County, California

March 28, 2003

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31, 2003	January 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$25,387	$21,288
Short-term investments	2,386	3,325
Accounts receivable, net	2,053	9,694
Inventory	3,656	6,002
Deferred tax assets, net	2,748	1,475
Other current assets	1,391	922

Total current assets	37,621	42,706
Property and equipment, net	3,532	3,834
Software development costs, net	5,558	10,139
Goodwill and acquired intangible assets, net	3,100	8,118
Other assets	1,144	1,145

	$50,955	$65,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$310	$200
Deferred revenue	3,552	5,299
Accrued liabilities	5,845	7,186

Total current liabilities	9,707	12,685
Deferred compensation	2,386	3,325
Deferred tax liabilities, net	877	2,269
Minority interest	564	76

Commitments and contingencies (Note 20)

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares outstanding at January 31, 2003 and 2002, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,049,565 and 6,978,014 shares outstanding at January 31, 2003 and 2002, respectively	705	698
Additional paid-in capital	11,198	10,813
Retained earnings	25,518	36,076

Total stockholders’ equity	37,421	47,587

	$50,955	$65,942

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2003	2002	2001
Revenue:
Products	$31,522	$38,836	$37,479
Services	5,314	12,171	11,985

	36,836	51,007	49,464

Cost of revenue:
Products	20,803	18,350	17,213
Services	3,770	7,323	7,605

	24,573	25,673	24,818

Gross profit	12,263	25,334	24,646
Selling, general and administrative costs	9,052	12,680	12,285
Asset impairment charges	8,407	—	—
Engineering and support costs	5,936	5,744	4,758

Operating income (loss) before severance costs	(11,132)	6,910	7,603
Severance costs	—	—	1,325

Operating income (loss)	(11,132)	6,910	6,278
Other income, net	375	909	762
Minority interest in (earnings) loss of subsidiary	141	(50)	(7)

Income (loss) from continuing operations before income taxes	(10,616)	7,769	7,033
Income tax expense (benefit)	(2,984)	2,859	2,483

Net income (loss) from continuing operations	(7,632)	4,910	4,550
Discontinued operations (Note 6)	—	—	(9)

Net income (loss) before cumulative effect of accounting change	$(7,632)	$4,910	$4,541

Cumulative effect of accounting change	(2,926)	—	—

Net income (loss)	(10,558)	4,910	4,541

Earnings (loss) per share before cumulative effect of accounting change:
Basic	$(1.09)	$0.70	$0.67

Diluted	$(1.09)	$0.66	$0.61

Earnings (loss) per share:
Basic	$(1.51)	$0.70	$0.67

Diluted	$(1.51)	$0.66	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at January 31, 2000, 6,510,543 shares	651	4,475	3	26,625	31,754
Net income	—	—	—	4,541	4,541
Exercise of stock options, 392,270 shares	39	2,039	—	—	2,078
Tax benefit from exercise of stock options	—	2,413	—	—	2,413
Purchase and retirement of common stock, 99,597 shares	(10)	(1,657)	—	—	(1,667)
Minority interest resulting from exercise of subsidiary options	—	41	—	—	41
Issuance of common stock to acquire subsidiary minority interest, 5,916 shares	1	87	—	—	88
Issuance of common stock to acquire outstanding shares of EDX Engineering, 257,428 shares	26	4,221	—	—	4,247

Balance at January 31, 2001, 7,066,560 shares	$707	$11,619	$3	$31,166	$43,495
Net income	—	—	—	4,910	4,910
Exercise of stock options, 24,375 shares	2	282	—	—	284
Tax benefit from exercise of stock options	—	657	—	—	657
Purchase and retirement of common stock, 208,700 shares	(21)	(2,657)	—	—	(2,678)
Minority interest resulting from exercise of subsidiary options	—	(280)	—	—	(280)
Issuance of common stock to acquire subsidiary minority interest, 95,779 shares	10	1,192	—	—	1,202
Recognition of unrealized holding loss on available for sale securities	—	—	(3)	—	(3)

Balance at January 31, 2002, 6,978,014 shares	$698	$10,813	$—	$36,076	$47,587
Net loss	—	—	—	(10,558)	(10,558)
Exercise of stock options, 53,625 shares	5	247	—	—	252
Tax benefit from exercise of stock options	—	586	—	—	586
Purchase and retirement of common stock, 43,943 shares	(4)	(398)	—	—	(402)
Minority interest resulting from exercise of subsidiary options	—	(564)	—	—	(564)
Issuance of common stock to acquire subsidiary minority interest, 61,869 shares	6	514	—	—	520

Balance at January 31, 2003, 7,049,565 shares	705	11,198	—	25,518	37,421

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,558)	$4,910	$4,541
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Asset impairment charges	8,407	—	—
Cumulative effect of accounting change	2,926	—	—
Depreciation and amortization	4,844	5,671	5,231
Loss (gain) on disposal of property and equipment	154	(16)	(6)
Tax benefit from exercise of stock options	586	657	2,413
Deferred income taxes	(2,665)	1,521	54
Provision for doubtful accounts receivable	(56)	180	24
Provision for obsolete inventory	3,585	340	166
Minority interest in earnings of subsidiary	(141)	50	7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,655	(1,502)	(1,464)
Inventory	(1,239)	(1,065)	(591)
Other assets	(1,168)	833	1,607
Deferred compensation	—	(174)	174
Current liabilities	(2,371)	(3,298)	8,670

Net cash provided by operating activities	9,959	8,107	20,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	72	12
Purchases of property and equipment	(2,125)	(2,177)	(2,505)
Proceeds from sales of property and equipment	131	20	14
Investment in SwissQual	—	(1,073)	—
Software development costs	(3,770)	(5,471)	(4,641)
Acquired intangible assets	(451)	—	—
Cash paid for acquisition of minority interest	—	(118)	—
Cash paid for acquisitions, net of cash acquired	—	—	(2,324)

Net cash used in investing activities	(6,215)	(8,747)	(9,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	252	284	2,078
Proceeds from issuance of subsidiary common stock	370	240	88
Purchase and retirement of common stock	(402)	(2,678)	(1,667)

Net cash provided by (used in) financing activities	220	(2,154)	499

Net increase (decrease) in cash and cash equivalents — continuing operations	3,964	(2,794)	11,881
Net increase (decrease) in cash and cash equivalents — discontinued operations	135	(821)	7,958

Net increase (decrease) in cash and cash equivalents	4,099	(3,615)	19,839
Cash and cash equivalents, beginning of period	21,288	24,903	5,064

Cash and cash equivalents, end of period	$25,387	$21,288	$24,903

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company’s continuing operations consist solely of the operations of CWT.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, and valuation allowances for deferred tax assets.

Revenue Recognition:

Revenue from product sales is generally recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is deemed probable. For the Company’s wireless test solution products that are integrated with embedded software, the Company’s revenue is recognized using the residual method pursuant to requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, revenue is allocated to the undelivered element, typically maintenance, based on its respective fair value, determined by the price charged when that element is sold separately.

Revenue from services is recognized as the services are performed. Maintenance revenue from customer support and product upgrades, including maintenance bundled with original product sale, is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Revenue for services under long-term contracts is recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on fixed price contracts are revised periodically based on changes in circumstances and any anticipated losses on contracts are recognized in the period that such losses become known.

Cash and Cash Equivalents:

All highly liquid investments with original maturity dates of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

Short-Term Investments:

Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $2.4 million and $3.3 million as of January 31, 2003 and 2002, respectively. Unrealized holding gains (losses) on these short-term investments recorded for the years ended January 31, 2003, 2002, and 2001 were ($384,000), ($170,000), and ($547,000), respectively, and are reflected as a reduction in both the short-term investments and the deferred compensation liability.

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

Research and Development and Software Development Costs:

Research and development costs are charged to expense as incurred and have been included in engineering and support costs. Costs incurred for the development of software embedded in the Company’s wireless test solutions products that will be sold are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Amortization of software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the shorter of the straight-line method over periods ranging from two to five years or the sales ratio method that is based on expected unit sales and the estimated life of the product. Unamortized software development costs determined to be in excess of net realizable value of the product are expensed immediately. During fiscal 2003, the Company recorded a non-cash impairment charge totaling $5.6 million related to capitalized software development costs.

Goodwill and Acquired Intangible Assets:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, is recorded at cost.

Effective February 1, 2002, the Company implemented Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and sets forth methods for periodically evaluating goodwill for impairment.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value as determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. During the second quarter of fiscal 2003, the Company completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to the Company’s EDX software reporting unit. This reporting unit is included in the Company’s wireless test solutions segment for financial reporting purposes, and the related goodwill was generated through the Company’s acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected net of tax of zero as a cumulative effect of change in accounting principle. An annual impairment review will be performed during the fourth quarter of each year. Future impairments of intangible assets, if any, will be recorded as operating expenses.

Long-Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Investment in SwissQual:

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. This investment is accounted for under the cost method and is included in other assets on the consolidated balance sheets.

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

Minority Interest:

During the years ended January 31, 2003 and 2002, the Company issued 128,000 and 61,000 shares of CWT stock, respectively, from the exercise of CWT stock options, which resulted in the creation of a minority interest. The option holder is required to hold the CWT stock purchased from the exercise of the stock options for at least six months.

In 2003, the Company acquired an additional 39,000 minority shares of CWT by the issuance of 61,869 shares of Company stock.

In 2002, the Company acquired an additional 57,000 minority shares of CWT through the payment of $118,000 in cash and the issuance of 95,779 shares of company stock.

Under the purchase method of accounting, the excess purchase price of the minority interest in CWT over the fair value of the proportionate share of the identifiable net assets of CWT has been recorded as goodwill. During 2003 and 2002, the Company recognized goodwill of $216,000 and $794,000, respectively.

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

One customer accounted for 41 percent of total revenue in 2003. Two customers each accounted for between 12 percent and 22 percent of total revenue in 2002. Two customers each accounted for between 13 percent and 15 percent of total revenue in 2001.

Segment Reporting:

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for the year ended January 31, 2000. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances. The Company organizes its segment reporting on the basis of product/service type.

The Company’s chief executive officer (“CEO”) is its chief operating decision-maker. The financial information that the CEO reviews to manage and evaluate the business and allocate resources is similar to the information presented in the accompanying statements of income focusing on revenues and gross profit for each segment. The Company operates in two business segments: wireless test solutions and wireless application.

Net Income (Loss) Per Common Share:

Basic earnings (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period excluding the dilutive effect of potential common stock, which consists of stock options and convertible securities. Diluted earnings per share gives effect to all dilutive potential common stock outstanding during the period. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2003, 2002, and 2001 consistent with the provisions of SFAS No. 123, the Company’s Net Income (Loss), Basic Earnings (Loss) Per Share, and Diluted Earnings (Loss) Per Share would have been reduced to the pro forma amounts as follows:

	Years ended January 31,
	2003	2002	2001
Net income (loss):
As reported	$(10,558)	$4,910	$4,541
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(621)	(585)	(656)

Pro forma	$(11,179)	$4,325	$3,885

Earnings (Loss) per common share — basic:
As reported	$(1.51)	$0.70	$0.67
Pro forma	(1.60)	0.61	0.58
Earnings (Loss) per common share — diluted:
As reported	$(1.51)	$0.66	$0.61
Pro forma	(1.60)	0.56	0.50

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

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” requires additional disclosures in the consolidated financial statements to reflect net unrealized gains (losses) on available for sale securities, net of income tax. The Company had no unrealized gains (losses) on available for sale securities for the years ended January 31, 2003, 2002, and 2001.

Stock Split:

In October 2000, the Company affected a stock split of three shares for every two of common stock outstanding. All references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect this stock split.

3.    Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates the requirements to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. Management does not believe that the adoption of this standard will have a material impact on the Company’s results of operation or financial position.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the Company does not have any guarantees.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company has no variable interest entities which would require disclosure or consolidations under FIN No. 46.

4.    Asset Impairment Charges

Due to reduced demand for existing wireless test solutions products in the wireless marketplace and the Company’s strategy of investing available resources in the development of Seven.Five, a new product platform, management has analyzed the carrying value of all assets attributable to the Company’s wireless test solutions business. Based on this analysis, the Company recorded asset impairment charges totaling $8.4 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

Property and equipment	$205
Software development costs	5,619
Intangible assets	2,583

$8,407

In addition to the asset impairment charges above, an inventory impairment charge, totaling $1.3 million, was recorded as cost of revenue in fiscal 2003. The above asset impairment charges, as well as the inventory impairment charge are exclusively related to the Company’s legacy 2G wireless test solution products and do not include any assets related to the Company’s engineering services business, which ceased operations during the second quarter of fiscal 2003.

5.    Acquisition

On December 7, 2000, Comarco acquired all of the outstanding shares of stock of EDX Engineering, Inc. (“EDX”), a leading developer of system planning tools for the wireless communications industry. Consideration for the acquisition consisted of approximately $2.3 million in cash and 257,428 shares of the Company’s common stock. The excess purchase price paid over the fair value of tangible and identifiable intangible assets acquired was recorded as goodwill. Goodwill of $3.4 million and acquired identifiable intangible assets of $3.2 million consisting primarily of completed technology and customer base were recognized.

In fiscal 2003, Comarco implemented SFAS No. 142 and recorded a non-cash charge of $2.9 million net of tax of zero to write-down fully the carrying value of the goodwill related to the EDX reporting unit. This charge is non-operational and is reflected as a cumulative effect of change in accounting principle. Additionally, during the second quarter, Comarco recorded a non-cash impairment charge totaling $2.6 million related to the EDX acquired identifiable intangible assets.

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

6.    Discontinued Operations

In July 1999, Comarco embarked on a plan to dispose of its non-wireless businesses. This plan, which was formalized in October 1999, involved selling the Company’s defense and commercial staffing businesses. The disposition plan was completed with the sixth and final disposition transaction closing on November 17, 2000.

Pursuant to APB 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the consolidated financial statements of Comarco have been reclassified to segregate the revenue, costs and expenses, assets and liabilities, and cash flows of the non-wireless businesses. The net operating results, net assets, and net cash flows of the non-wireless businesses have been reported as “discontinued operations.” Gross proceeds from the disposition transactions totaled $11.0 million.

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2003	2002	2001
Revenue	$—	$—	$21,700
Income from discontinued operations (net of income tax expense of $0, $0, and $249, respectively)	—	—	348
Loss on disposal of businesses (net of income tax expense of $427)	—	—	(357)

Loss from discontinued operations	$—	$—	$(9)

7.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2003	2002
Trade accounts receivable	$2,273	$9,970
Less: Allowances for doubtful accounts	(220)	(276)

	$2,053	$9,694

During the fourth quarter of fiscal 2003, the Company recorded a credit to one of our customers in the amount of $3.2 million, applied as a reduction of receivables. As discussed in Note 21, the credit was issued to our ChargeSource product line distributor in conjunction with a voluntary product safety recall of our 70-watt AC power adapters.

8.    Inventory

Inventory consists of the following (in thousands):

	January 31,
	2003	2002
Raw materials	$2,483	$4,657
Work-in-process	352	420
Finished goods	821	925

	$3,656	$6,002

During the second quarter of fiscal 2003, the Company recorded a non-cash inventory impairment charge, totaling $1.4 million. As discussed in Note 4, the inventory impairment charge was related to the Company’s legacy 2G wireless test solutions products. During the third quarter of fiscal 2003, the Company analyzed the inventory impairment reserve established in the prior quarter. Based on this analysis and during the third quarter of fiscal 2003, the inventory impairment reserve was reduced by approximately $144,000, and recorded as a reduction in cost of revenue.

9.    Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2003	2002
Office furnishings and fixtures	$1,652	$1,537
Equipment	9,054	9,145
Purchased software	432	413

	11,138	11,095
Less: Accumulated depreciation and amortization	(7,606)	(7,261)

	$3,532	$3,834

During the second quarter of fiscal 2003, the Company recorded a non-cash property and equipment impairment charge in the amount of $205,000, relating to assets with a cost basis of $1.7 million. As discussed in Note 4, the property and equipment impairment charge was related to the Company’s legacy 2G wireless test solutions products.

10.    Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2003	2002
Capitalized software development costs	$9,362	$18,056
Less: Accumulated amortization	(3,804)	(7,917)

	$5,558	$10,139

Capitalized software development costs for the years ended January 31, 2003, 2002, and 2001 totaled $3.8 million, $5.5 million, and $4.6 million, respectively. Included in the capitalized software development costs for the year ended January 31, 2003 is approximately $0.4 million paid to SwissQual, an affiliate of the Company, for software development services related to Seven.Five, the Company’s new product platform, released in the first quarter of fiscal 2004. Amortization of software development costs for the years ended January 31, 2003, 2002, and 2001 totaled $2.7 million, $2.6 million, and $3.2 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements.

During the second quarter ended July 31, 2002, the Company recorded a non-cash impairment charge totaling $5.6 million related to capitalized software development costs. As noted in Note 4, the asset impairment charge was attributable to the Company’s legacy 2G wireless test solutions products.

11.    Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2003	2002
Purchased technology	$—	$1,790
Customer base	—	930
Goodwill	2,796	5,941
Other acquired intangible assets	1,451	1,450

	4,247	10,111
Less: Accumulated amortization	(1,147)	(1,993)

	$3,100	$8,118

Amortization of intangible assets for the years ended January 31, 2003, 2002, and 2001 amounted to $176,000, $1,057,000, and $434,000, respectively.

As discussed in Notes 2 and 4, $2.9 million of goodwill and $2.6 million of intangible assets including purchased technology and customer base were written-off in fiscal 2003. During fiscal 2003, the Company acquired $451,000 in software rights that will enable the wireless test solutions business unit to increase its product offerings. Additionally, the Company acquired $216,000 of additional Goodwill through the purchase of 61,869 minority shares of CWT.

As required by SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets deemed to have indefinite lives beginning February 1, 2002. The Company recorded $1.1 million of goodwill amortization in fiscal 2002 that will not recur in future years.

The following supplemental pro forma information presents the Company’s net income (loss) and net income (loss) per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented (in thousands):

	Years Ended January 31,
	2003	2002	2001
Net income (loss) — as reported	$(10,558)	$4,910	$4,541
Adjustments:
Amortization of goodwill, net of tax	—	670	276

Net income (loss) — as adjusted	$(10,558)	$5,580	$4,817

Adjusted basic net income (loss) per share	$(1.51)	$0.79	$0.71

Adjusted diluted net income (loss) per share	$(1.51)	$0.75	$0.64

12.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2003	2002
Accrued payroll and related expenses	$2,341	$3,684
Accrued divestiture liabilities	804	1,411
Uninvoiced receipts	765	696
Accrued product safety recall costs	554	—
Accrued legal and professional fees	524	433
Accrued travel expenses	177	155
Other	680	807

	$5,845	$7,186

13.    Income Taxes

Income taxes from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2003	2002	2001
Federal:
Current	$(305)	$1,346	$1,939
Deferred	(2,192)	1,331	45
State:
Current	(114)	(8)	490
Deferred	(373)	190	9

	$(2,984)	$2,859	$2,483

During the years ended January 31, 2003, 2002, and 2001, the Company recognized a credit to additional paid-in capital and a debit to income tax payable in the amounts of $586,000, $657,000, and $2,413,000, respectively, relating to the tax benefit from exercises of Company stock options.

The effective income tax rate or income before income taxes differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2003		2002		2001
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Computed “expected” tax on income before income taxes	$(3,609)	(34.0)%	$2,641	34.0%	$2,391	34.0%
State tax, net of federal benefit	(336)	(3.2)	466	6.0	329	4.7
Research credit	(174)	(1.6)	(476)	(6.1)	(297)	(4.2)
MIC credit	(30)	(0.3)	(176)	(2.3)	—	—
Intangible asset impairment	960	9.0	—	—	—	—
Goodwill	—	—	404	5.2	—	—
Other, net	205	2.0	—	—	60	0.8

Income tax expense (benefit)	$(2,984)	28.1%	$2,859	36.8%	$2,483	35.3%

The tax rates shown above are for tax expense (benefit) on income from continuing operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2003 and 2002 are as follows (in thousands):

	January 31,
	2003	2002
Deferred tax assets:
Accounts receivable	$158	$181
Inventory	1,848	451
Property and equipment, principally due to differing depreciation methods	82	174
Employee benefits, principally due to accrual for financial reporting purposes	1,207	1,605
Accrued liabilities for financial reporting purposes	213	456
Research and manufacturer investment credit carryforwards	729	330
Other	191	64

Total gross deferred tax assets	4,428	3,261
Less valuation allowance	(225)	—

Net deferred tax assets	$4,203	$3,261

Deferred tax liabilities:
Software development costs	2,223	4,055
Property and equipment, principally due to differing depreciation methods	109	—

Total deferred tax liabilities	$2,332	$4,055

Net deferred tax asset (liability)	$1,871	$(794)

The Company has federal and state research and experimentation credit carryforwards of $200,000 and $498,000, which expire through 2022 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $30,000, which expires through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $225,000 valuation allowance for deferred tax assets as of January 31, 2003, relating to state research and experimentation credits which are not “more likely than not” to be realized, and no valuation allowance for the year ended January 31, 2002.

14.    Stock Compensation

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase up to 2,704,337 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the three years ended January 31, 2003 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2000	988,500	$8.45
Options granted	273,750	21.45
Options canceled or expired	(20,810)	13.83
Options exercised	(392,270)	5.30

Balance, January 31, 2001	849,170	14.02
Options granted	200,500	13.58
Options canceled or expired	(86,400)	17.47
Options exercised	(24,375)	11.64

Balance, January 31, 2002	938,895	13.66
Options granted	82,500	7.92
Options canceled or expired	(117,500)	17.04
Options exercised	(53,625)	4.71

Balance, January 31, 2003	850,270	$13.21

The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 3.04 to 5.75	101,250	1.5 years	$4.27	101,250	$4.27
7.65 to 9.67	142,500	6.8	8.45	82,500	8.75
10.00 to 12.41	155,645	6.4	11.44	103,895	11.32
13.21 to 17.50	278,375	5.9	14.58	212,000	14.54
19.33 to 23.67	172,500	7.4	21.74	101,250	21.49

$ 3.04 to 23.67	850,270	5.9 years	$13.21	600,895	$12.63

Stock options exercisable at January 31, 2003, 2002, and 2001 were 600,895, 561,707, and 426,988, respectively, at weighted-average exercise prices of $12.63, $11.50, and $9.43, respectively. Shares available under the plans for future grants at January 31, 2003, 2002, and 2001 were 223,437, 188,437, and 333,188, respectively.

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2003, 2002, and 2001 was $3.77, $6.64, and $10.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years ended January 31,
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.2%	43.9%	39.1%
Risk-free interest rate	4.1%	4.6%	6.2%
Expected life	6 years	6 years	6 years

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2003, the Company owned 3,157,000 out of the 3,254,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the Compensation Committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the Committee, but not later than ten years and one week after the date of grant.

In years ended January 31, 2003, 2002, and 2001, no options were granted. In the year ended January 31, 2001, 7,000 options were exercised at a weighted average exercise price of $13.22 per share. In the year ended January 31, 2002, 61,000 options were exercised at a weighted-average exercise price of $3.93 per share, and 6,000 options were canceled at a weighted-average exercise price of $14.68 per share. In the year ended January 31, 2003, 128,000 options were exercised at a weighted-average exercise price of $2.89 per share, and 6,000 options were canceled at a weighted-average exercise price of $17.62 per share. Stock options exercisable at January 31, 2003, 2002, and 2001 were 148,000, 282,000, and 346,250, respectively, at weighted-average exercise prices of $7.38, $5.56, and $5.34, respectively. Shares available under the plan for future grants at January 31, 2003, 2002, and 2001 were 198,000, 192,000, and 186,000, respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 2.53 to 4.30	84,000	1.9 years	$3.67	84,000	$3.67
11.97 to 13.22	61,000	2.9	11.99	61,000	11.99
17.62	3,000	4.1	17.62	3,000	17.62

$ 2.53 to 17.62	148,000	2.4 years	$7.38	148,000	$7.38

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

	Years ended January 31,
	2003	2002	2001
Net income (loss):
As reported	$(10,558)	$4,910	$4,541
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(621)	(585)	(656)

Pro forma	$(11,179)	$4,325	$3,885

Earnings (Loss) per common share — basic:
As reported	$(1.51)	$0.70	$0.67
Pro forma	(1.60)	0.61	0.58
Earnings (Loss) per common share — diluted:
As reported	$(1.51)	$0.66	$0.61
Pro forma	(1.60)	0.56	0.50

Pro forma net income (loss) and earnings (loss) per share reflect only options granted since February 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options’ vesting periods of four years and compensation cost for options granted prior to February 1, 1995 is not considered.

15.    Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for fiscal 2003, basic and diluted net loss per share were the same because the inclusion of 38,858 dilutive securities would have been anti-dilutive. The reconciliation of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2003	2002	2001
Basic:
Net income (loss) from continuing operations	$(7,632)	$4,910	$4,550
Weighted average shares outstanding	6,993	7,035	6,751

Basic earnings (loss) per share from continuing operations	$(1.09)	$0.70	$0.67

Net loss from discontinued operations	$—	$—	$(9)
Weighted average shares outstanding	6,993	7,035	6,751

Basic loss per share from discontinued operations	$—	$—	$—

Cumulative effect of accounting change	$(2,926)	$—	$—
Weighted average shares outstanding	6,993	7,035	6,751

Basic loss per share from cumulative effect of accounting change	$(0.42)	$—	$—

Net income (loss)	$(10,558)	$4,910	$4,541
Weighted average shares outstanding	6,993	7,035	6,751

Basic earnings (loss) per share	$(1.51)	$0.70	$0.67

Diluted:
Net income (loss) from continuing operations	$(7,632)	$4,910	$4,550
Effect of subsidiary options	—	(228)	(307)

Net income (loss) used in calculation of diluted earnings per share from continuing operations	$(7,632)	$4,682	$4,243

Weighted average shares outstanding	6,993	7,035	6,751
Effect of dilutive securities — stock options	—	93	254

Weighted average shares used in calculation of diluted earnings per share from continuing operations	6,993	7,128	7,005

Diluted earnings (loss) per share from continuing operations	$(1.09)	$0.66	$0.61

	Years Ended January 31,
	2003	2002	2001
Net loss from discontinued operations	$—	$—	$(9)
Effect of subsidiary options	—	—	—

Net loss used in calculation of diluted loss per share from discontinued operations	$—	$—	$(9)

Weighted average shares outstanding	6,993	7,035	6,751
Effect of dilutive securities — stock options	—	93	254

Weighted average shares used in calculation of diluted loss per share from discontinued operations	6,993	7,128	7,005

Diluted loss per share from discontinued operations	$—	$—	$—

Cumulative effect of accounting change	$(2,926)	$—	$—
Effect of subsidiary options	—	—	—

Net loss used in calculation of diluted loss per share from cumulative effect of accounting change	$(2,926)	$—	$—

Weighted average shares outstanding	$6,993	$7,035	$6,751
Effect of dilutive securities — stock options	—	93	254

Weighted average shares used in calculation of diluted loss per share from cumulative effect of accounting change	$6,993	$7,128	$7,005

Diluted loss per share from cumulative effect of accounting change	$(0.42)	$—	$—

Net income (loss)	$(10,558)	$4,910	$4,541
Effect of subsidiary options	—	(228)	(307)

Net income (loss) used in calculation of diluted earnings per share	$(10,558)	$4,682	$4,234

Weighted average shares outstanding	6,993	7,035	6,751
Effect of dilutive securities — stock options	—	93	254

Weighted average shares used in calculation of diluted earnings (loss) per share	6,993	7,128	7,005

Diluted earnings (loss) per share	$(1.51)	$0.66	$0.61

16.    Related Party Transactions

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. This investment is accounted for under the cost method and is included in other assets on the consolidated balance sheets.

Sales to SwissQual for the years ended January 31, 2003, 2002 and 2001 totaled $1.6 million, $0, and $0, respectively. The accounts receivable balance due from SwissQual at January 31, 2003 and 2002, was $211,000 and

$0, respectively. Additionally, during fiscal 2003, the Company entered into a software development agreement whereby SwissQual will develop software to be integrated into Seven.Five. In fiscal 2003 we paid SwissQual $400,000 under the software development agreement, which has been classified in capitalized software development costs, after technological feasibility had been established, consistent with the Company’s policy for capitalization of internal software development costs.

17.    Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2003, 2002, and 2001 were approximately $511,000, $699,000, and $733,000, respectively.

The Company also maintains a non-qualified deferred compensation plan funded by Company executives and directors. See note 2 for further discussion.

18.    Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2003	2002	2001
	(In thousands)
Cash paid during the year for:
Interest	$23	$21	$131
Income taxes	594	1,429	1,013

In fiscal 2003, the Company issued 61,869 shares of the Company’s common stock in connection with the purchase of CWT shares held by minority interests.

In December 2001, the Company issued 95,779 shares of the Company’s common stock in connection with the purchase of CWT shares held by minority interests.

In January 2001, the Company issued 5,916 shares of the Company’s common stock in connection with the purchase of CWT shares held by minority interests.

In December 2000, the Company acquired the outstanding stock of EDX for 257,428 shares of Company stock and approximately $2.3 million in cash (Note 5).

The following is a supplemental disclosure of noncash transactions in connection with the EDX acquisition for the year ended January 31, 2001 (in thousands):

Fair value of assets acquired	$6,825
Assumed liabilities	(254)
Common stock issued	(4,247)

Cash paid for acquisition, net	$2,324

19.    Business Segment Information

The Company has two reportable operating segments: wireless test solutions and wireless applications. Wireless test solutions designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

Wireless applications designs and manufactures call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Call box products provide emergency communication over existing wireless networks. In addition to the call box products, the Company provides system installation and long-term maintenance services. Currently, approximately 14,000 call boxes are installed, the majority of which are serviced and maintained under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2003
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$11,240	$25,596	$—	$36,836
Cost of revenue	7,563	17,010	—	24,573

Gross profit	$3,677	$8,586	$—	$12,263

Gross margin	32.7%	33.5%	—	33.3%

Assets	$15,114	$12,002	$23,839	$50,955

	Year Ended January 31, 2002
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$29,661	$21,346	$—	$51,007
Cost of revenue	12,933	12,740	—	25,673

Gross profit	$16,728	$8,606	$—	$25,334

Gross margin	56.4%	40.3%	—	49.7%

Assets	$30,749	$10,725	$24,468	$65,942

	Year Ended January 31, 2001
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$34,678	$14,786	$—	$49,464
Cost of revenue	14,315	10,503	—	24,818

Gross profit	$20,363	$4,283	$—	$24,646

Gross margin	58.7%	29.0%	—	49.8%

Assets	$25,132	$8,527	$32,392	$66,051

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2003	2002	2001
North America	$30,448	$47,000	$44,760
Europe	4,421	547	350
Asia	1,190	1,312	932
Latin America	777	2,148	3,422

	$36,836	$51,007	$49,464

Long-lived assets outside of North America were not significant at January 31, 2003, 2002, and 2001.

20.    Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $1.2 million at January 31, 2003, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2004	$741
2005	360
2006	26
2007	27
2008	2
Thereafter	—

Total minimum lease payments	$1,156

Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2003, 2002, and 2001 was $0.9 million, $1.0 million, and $1.0 million, respectively.

Comarco was named as a defendant in two lawsuits filed by Mobility Electronics, Inc. (“Mobility”) and subsequently filed two actions against Mobility and affiliates as further discussed below.

Mobility commenced proceedings (No. CIV-01-1489-PHX-MHM) as to U. S. Patent No. 5,347,211 (“the ‘211 Patent”) for patent infringement against the Company and CWT with respect to CWT’s ChargeSource power supply products. The Company was first served with Mobility’s amended complaint filed August 10, 2001. In addition to asserting that the Company and CWT have infringed the ‘211 patent, the amended complaint seeks declaratory judgment that three of CWT’s power-supply related patents are either invalid or not infringed by power supplies produced or to be produced by Mobility. The three CWT patents are U. S. Patent Nos. 6,091,611 (“the ‘611 Patent”), 6,172,884 (“the ‘884 patent”), and 5,838,554 (“the ‘554 patent”). The Company and CWT believe that they have meritorious defenses with respect to the ‘211 patent and Mobility’s declaratory judgment causes of actions.

A Scheduling Conference was held on December 18, 2002. Following that Conference, the Court entered its Scheduling Order granting the parties until June 15, 2004 to conduct discovery, and until June 30, 2004 to file dispositive motions. Following resolution of any dispositive motions, or following the deadline for filing if no such motions are filed, the Court will hold a status hearing for purposes of selecting a firm trial date and related pre-trial deadlines.

On October 28, 2002, the California District Court hearing the matter of Comarco Wireless Technologies, Inc. v. Xtend Micro Products, Inc. and iGo Corporation, former Case No. SACV 02-640 AHS (ANx) ordered the California Action transferred to the District of Arizona. The Arizona Court on January 31, 2003, further ordered the action consolidated with the Mobility Arizona Action for purposes of discovery.

As discussed below, CWT recently filed a separate suit in Arizona against Mobility and two affiliated entities alleging infringement of Comarco’s ‘611 and ‘884 Patents (“CWT Arizona Action”). The CWT Arizona Action has been consolidated for purposes of discovery with the Mobility Arizona Action.

On June 21, 2002, CWT filed (No. 02:2201 PHX MHM) action for patent infringement against Xtend Micro Products, Inc. (“Xtend”) and its parent entity, iGo Corporation (“iGo”). CWT alleges that its ‘611 and ‘884 patents are infringed by Xtend’s PowerXtender™ and AC Adapter power supply products as well as other power supply and power adapter products and related accessories. On July 15, 2002, Xtend and iGo answered the complaint denying the allegations in CWT’s complaint and asserting a number of affirmative defenses.

In September, 2002, Defendants moved to transfer this action to the Arizona District Court for purpose of consolidation with the Mobility Arizona Action (described above) because this case involved two overlapping patents, and because defendants iGo/Xtend were acquired by and merged into a wholly-owned subsidiary of Mobility. On October 28, 2002 the California District Court granted the Motion and Ordered that the case be transferred to the District of Arizona.

On January 31, 2003, the Arizona Court adopted its Scheduling Order for the case and separately ordered that the case be consolidated for purposes of discovery with the Mobility Arizona Action. Pursuant to the Scheduling Order, the parties have until June 15, 2004 to conduct discovery, and dispositive motions are to be filed by June 30, 2004. The Court will hold a status conference following resolution of any dispositive motions or, if none are filed, following the passing of the June 30, 2004 deadline. At that time, the Court will adopt a firm trial date and set related pre-trial deadlines.

CWT continues to believe that its case against Xtend and iGo is meritorious. Mobility has indicated that due to its launch of a new product line (called “Juice,” and discussed below) Xtend and iGo may cease sale of some or all of the devices and accessories alleged in this action to infringe the Comarco patents.

On January 31, 2003, CWT filed (No. 03:202 PHX MHM) action for infringement of its ‘611 and ‘884 Patents with regard to a universal power adapter, called “Juice.” Defendant Hipro manufactures Juice for Mobility, which in turn offers it for sale through its wholly owned subsidiary, iGo Corp. On February 27, 2003, Mobility and iGo answered the complaint while Hipro filed a motion to dismiss based on lack of personal jurisdiction and improper service.

On March 4, 2003, CWT filed a Motion for Preliminary Injunction seeking to enjoin Mobility, Hipro and iGo from making, using, selling or offering for sale the “Juice” product. The Court has set a June 12, 2003 hearing date for both CWT’s Motion for Preliminary Injunction and Hipro’s Motion to Dismiss. Additionally, the parties have agreed to participate in a settlement conference before a United States Magistrate Judge on May 20, 2003. CWT believes that its case against Mobility, Hipro and iGo Corp is meritorious. As described above, this action has been consolidated for purposes of discovery with the Mobility Arizona Action.

Los Angeles County Service Authority for Freeway Emergencies (“LASAFE”) filed (No. SCACV 02-567 AHS (ANx)) action against CWT on June 10, 2002, relating to two contracts between LASAFE and CWT concerning Call Box Systems manufactured by CWT, upgraded by CWT to comply with the Americans with Disabilities Act (“ADA”) and maintained by CWT until its contractual obligations to provide maintenance expired. On August 2, 2002, LASAFE filed a first amended complaint (hereafter, “the complaint”). The complaint includes eight counts. In the first five counts LASAFE alleges CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the Call Box Systems and failing to provide certain deliverables to LASAFE. In the last three counts LASAFE alleges that U.S. Patent No. 6,035,187 owned by CWT and entitled “Apparatus and Method for Improved Emergency Call Box” (“the ‘187 Patent”) should be assigned to LASAFE, and CWT should compensate LASAFE, because an LASAFE employee is the true inventor of the invention claimed in the ‘187 Patent. The complaint seeks an unspecified amount of actual and punitive damages, ownership of the ‘187 patent, an order that CWT specifically perform its obligations under the contracts, recovery of attorneys fees, and an audit to determine the number of allegedly infringing Call Boxes.

On August 16, 2002, CWT filed an answer and a motion to dismiss the first five counts founded in state contract and warranty law on the grounds that the Federal District Court lacks jurisdiction over the state law claims, which was subsequently granted. The Court has set a scheduling order and has set a trial date of February 3, 2004. CWT believes that it has meritorious defenses with respect to all of LASAFE’s claims.

On November 7, 2002, LASAFE filed a complaint (No. BC 284897) in state court alleging the five causes of action that were dismissed in the federal court action referenced in the above paragraph. Specifically, LASAFE alleges that CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the Call Box Systems and failing to provide certain deliverables to LASAFE, and seeks over $1 million in damages. On January 9, 2003, CWT filed its answer and a cross-complaint asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing based on LASAFE’s failure to pay CWT all monies due under a contract with LASAFE and LASAFE’s conduct during the course of the contract. LASAFE has not yet responded to CWT’s cross-complaint. The Court has set a trial date of April 5, 2004. CWT believes that it has meritorious defenses to LASAFE’s claims and believes that LASAFE will have significant difficulties proving causation and damages on its claims for breach of implied warranties.

The Company is unable to determine what, if any, impact the resolution of these matters may have on its results of operations or its financial condition.

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

21.    Subsequent Events

In cooperation with the Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of its ChargeSource AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal year 2003. Comarco and the Company’s exclusive distributor of ChargeSource products, entered into an agreement to address the impact of the recall action to the distributor. Under the terms of the agreement Comarco issued a $3.2 million credit in fiscal 2003 in consideration of a full release. Additionally, the Company accrued $554,000 in costs related to the recall action.

22.    Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2003 and 2002 are as follows (in thousands, except per share data):

	Fiscal Year Quarters
Year ended January 31, 2003	First	Second	Third	Fourth
Revenue from continuing operations	$7,765	$10,009	$13,033	$6,029
Gross profit from continuing operations	2,785	2,792	6,340	346
Operating income (loss) from continuing operations	(967)	(9,313)	2,268	(3,120)
Net income (loss) from continuing operations	(537)	(6,725)	1,486	(1,856)
Net income (loss)	$(3,463)	$(6,725)	$1,486	$(1,856)

Basic earnings (loss) per share	$(0.50)	$(0.96)	$0.21	$(0.26)

Diluted earnings (loss) per share	$(0.50)	$(0.96)	$0.21	$(0.26)

	Fiscal Year Quarters
Year ended January 31, 2002	First	Second	Third	Fourth
Revenue from continuing operations	$12,042	$14,010	$12,320	$12,635
Gross profit from continuing operations	5,871	7,249	5,915	6,299
Operating income from continuing operations	1,256	2,347	1,412	1,895
Net income from continuing operations	1,007	1,614	1,010	1,279
Net income	$1,007	$1,614	$1,010	$1,279

Basic earnings per share	$0.14	$0.23	$0.14	$0.18

Diluted earnings per share	$0.13	$0.21	$0.14	$0.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be held on June 24, 2003 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be held on June 24, 2003 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be held on June 24, 2003 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in our definitive proxy statement for our 2003 annual meeting of shareholders to be held on June 24, 2003 and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14c of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date the evaluation was performed.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements (See Item 8)

2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2002, 2001, and 2000 is submitted herewith:

II    Reserves

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The By-Laws are incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1986.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

4.	Instruments defining the rights of security holders

4.1	Rights Agreement, dated February 5, 2003, between Comarco, Inc. and U.S. Stock Transfer Corporation, as rights agent. The Rights Agreement is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

10.	Material Contracts

10.1	1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986

10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988.

10.3	Contract dated January 22, 1991 between the Company and the County of Los Angeles for the operation and maintenance of County-owned general aviation airports is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1991.

10.4	Agreement dated April 16, 1991 between the Company and Don M. Bailey, President and Chief Executive Officer, regarding employment termination in the event of a change in control of the Company is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1992.

10.5	Agreement dated December 14, 1989 between the Company and ManTech Engineering Corporation to establish the Interop Joint Venture is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1992.

10.6	Agreement dated January 4, 1993 between the Company, DynCorp, and Electronic Warfare Associates to establish the Tesco Joint Venture is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1993.

10.7	Business Loan Agreement dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) to establish a $5,000,000 Guidance Line of Credit and an $8,000,000 Master Line of Credit is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.8	Guidance Line of Credit Note for $5,000,000 dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.9	Master Line of Credit for $8,000,000 dated September 26, 1994 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.10	Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.11	Primary Stock Purchase Agreement among Comarco, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.12	Second Stock Purchase Agreement among Comarco, Inc. and the prior shareholders of LCTI, Inc., dated August 9, 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.13	1995 Employee Stock Option Plan is incorporated by reference from the Company’s report on Form S-8 filed with the Securities and Exchange Commission on October 5, 1995.

10.14	First Amendment to Loan Agreement dated September 26, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 29, 1995.

10.15	Amended and Restated Master Line of Credit Note dated October 31, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 29, 1995.

10.16	Amended and Restated Guidance Line of Credit Note dated October 31, 1995 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 29, 1995.

10.17	Second Amendment to Loan Agreement dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.18	Second Amended and Restated Master Line of Credit Note dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.19	Second Amended and Restated Guidance Line of Credit Note dated August 30, 1996 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.20	Asset Purchase Agreement among Comarco, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), R.A.L. Consulting and Staffing Services, Inc., and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.21	Employment Agreement between Comarco, Inc., CoSource Solutions, Inc. (now known as Comarco Staffing, Inc.), and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.22	Noncompetition and Confidentiality Agreement between Comarco, Inc., CoSource Solutions, Inc., (now known as Comarco Staffing, Inc.) and Robert A. Lovingood dated July 23, 1996 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1996.

10.23	Third Amendment to Loan Agreement dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1997.

10.24	Third Amended and Restated Master Line of Credit Note dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1997.

10.25	Third Amended and Restated Guidance Line of Credit Note dated August 15, 1997 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1997.

10.26	Fourth Amendment to Loan Agreement dated August 21, 1998 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1998.

10.27	Fourth Amended and Restated Master Line of Credit Note dated August 21, 1998 between the Company and Bank of America, N.A. (formerly NationsBank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1998.

10.28	Fifth Amended and Restated Master Line of Credit Note dated June 30, 2000 between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 2000.

10.29	Sixth Amendment to Loan Agreement dated June 30, 2000 between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 2000.

10.30	Letter Agreement dated December 6, 2000 amending the Loan Agreement between the Company and Bank of America, N.A. (formerly Nations Bank of Virginia, N.A.) is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 31, 2000.

10.31	Agreement dated August 21, 2001 between the Company and Thomas A. Franza, President and Chief Executive Officer, regarding employment termination in the event of a change in control of the Company incorporated herewith.

10.32	Agreement dated August 21, 2001 between the Company and Daniel Lutz, Vice President and Chief Financial Officer, regarding employment termination in the event of a change in control of the Company incorporated herewith.

10.33	Agreement dated August 21, 2001 between the Company and Peggy Vessell, Vice President and Secretary, regarding employment termination in the event of a change in control of the Company incorporated herewith

11.	Computation of Number of Shares of Common Stock used in the Computation of Earnings Per Share

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

99.1	Certification of Chief Executive Officer and Chief Financial Officer

99.2	Undertakings of Registrant

(b)    Reports on Form 8-K

None.

COMARCO, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2003.

.	COMARCO, INC

/s/ THOMAS A. FRANZA
Thomas A. Franza President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

Signature	Title	Date

/s/ THOMAS A. FRANZA Thomas A. Franza	President and Chief Executive Officer (Principal Executive Officer)	April 22, 2003

/s/ DANIEL R. LUTZ Daniel R. Lutz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2003

/s/ DON M. BAILEY Don M. Bailey	Chairman of the Board	April 22, 2003

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	April 22, 2003

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	April 22, 2003

/s/ ERIK VAN DER KAAY Erik van der Kaay	Director	April 22, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Thomas A. Franza, Chief Executive Officer of Comarco, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Comarco, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003	/s/ THOMAS A. FRANZA
Thomas A. Franza Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Daniel R. Lutz, Chief Financial Officer of Comarco, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Comarco, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-1 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003	/s/ DANIEL R. LUTZ
Daniel R. Lutz Chief Financial Officer

COMARCO, INC. AND SUBSIDIARIES

SCHEDULE II - RESERVES

Three Years Ended January 31, 2003

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Other Changes Add (Deduct)		Balance at End of Year
Year ended January 31, 2003:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$276	$34	$90	(1)	$—		$220

Year ended January 31, 2002:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$96	$345	$191	(1)	$26	(2)	$276

Year ended January 31, 2001:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$110	$24	$38	(1)	$—		$96

(1)	Write-off of uncollectible receivables.
(2)	Collection of previously written-off receivables.