Form 10-Q
period 2003-04-30
COMARCO INC
filed 2003-06-13
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 30, 2003

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

Yes  ☑        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐        No  ☑

The registrant had 7,024,325 shares of common stock outstanding as of June 10, 2003.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2003

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,708	$25,387
Short-term investments	2,143	2,386
Accounts receivable, net	2,513	2,053
Inventory	3,583	3,656
Deferred tax assets, net	2,748	2,748
Other current assets	1,348	1,391

Total current assets	36,043	37,621
Property and equipment, net	3,523	3,532
Software development costs, net	5,865	5,558
Goodwill, net	2,393	2,393
Acquired intangible assets, net	830	707
Other assets	1,133	1,144

	$49,787	$50,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$470	$310
Deferred revenue	3,776	3,552
Accrued liabilities	5,544	5,845

Total current liabilities	9,790	9,707
Deferred compensation	2,143	2,386
Deferred tax liabilities, net	877	877
Minority interest	542	564
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at April 30, 2003 and January 31, 2003	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,027,565 and 7,049,565 shares outstanding at April 30, 2003 and January 31, 2003, respectively	703	705
Additional paid-in capital	11,032	11,198
Retained earnings	24,700	25,518

Total stockholders’ equity	36,435	37,421

	$49,787	$50,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2003	2002
Revenue	$6,456	$7,765
Cost of revenue	3,954	4,980

Gross profit	2,502	2,785
Selling, general and administrative costs	2,319	2,335
Engineering and support costs	1,544	1,417

Operating loss	(1,361)	(967)
Other income, net	108	107
Minority interest in losses of subsidiary	22	9

Loss before income taxes and cumulative effect of change in accounting principle	(1,231)	(851)
Income tax benefit	(413)	(314)

Net loss before cumulative effect of change in accounting principle	$(818)	$(537)
Cumulative effect of change in accounting principle	—	(2,926)

Net loss	$(818)	$(3,463)

Net loss per share before cumulative effect of change in accounting principle:
Basic	$(0.12)	$(0.08)

Diluted	$(0.12)	$(0.08)

Net loss per share:
Basic	$(0.12)	$(0.50)

Diluted	$(0.12)	$(0.50)

Weighted average common shares outstanding:
Basic	7,034	6,968

Diluted	7,034	6,968

Common shares outstanding	7,028	6,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(818)	$(3,463)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	2,926
Depreciation and amortization	1,009	1,565
Tax benefit from exercise of stock options	—	11
Deferred income taxes	—	280
Provision for doubtful accounts receivable	10	6
Provision for obsolete inventory	(114)	(38)
Minority interest in losses of subsidiary	(22)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(470)	4,130
Inventory	187	97
Other assets	54	(40)
Accounts payable	160	327
Deferred revenue	223	(696)
Accrued liabilities	(274)	(2,702)

Net cash provided by (used in) operating activities	(55)	2,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(483)	(329)
Software development costs	(785)	(1,100)
Acquired intangible assets	(161)	—

Net cash used in investing activities	(1,429)	(1,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	121
Purchase and retirement of common stock	(168)	(278)

Net cash used in financing activities	(168)	(157)

Net increase (decrease) in cash and cash equivalents – continuing operations	(1,652)	808
Net decrease in cash and cash equivalents – discontinued operations	(27)	(78)

Net increase (decrease) in cash and cash equivalents	(1,679)	730
Cash and cash equivalents, beginning of period	25,387	21,288

Cash and cash equivalents, end of period	$23,708	$22,018

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$2	$103

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

During the first quarter of fiscal 2003, the Comarco Board of Directors adopted a preferred stock rights plan. The plan is designed to ensure that Comarco’s shareholders receive fair and equal treatment in the event of any attempted takeover of Comarco, and to guard against partial tender offers, open market accumulations, and other tactics designed to gain control of Comarco without paying all of Comarco’s shareholders a fair price for their shares. Each preferred stock purchase right will entitle the holder to buy one one-one hundredth of a share of the Company’s Series A Participating Preferred Stock at an exercise price of $75. The rights will expire in 10 years.

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2003. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the year ending January 31, 2004.

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the quarters ended April 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Loss, Basic Loss Per Share, and Diluted Loss Per Share would have been reduced to the pro forma amounts as follows:

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended April 30,
	2003	2002
Net loss:
As reported	$(818)	$(3,463)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(151)

Pro forma	$(971)	$(3,614)

Loss per common share — basic:
As reported	$(0.12)	$(0.50)
Pro forma	(0.14)	(0.52)
Loss per common share — diluted:
As reported	$(0.12)	$(0.50)
Pro forma	(0.14)	(0.52)

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 as of

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

February 1, 2003, and such adoption has not had a material effect on the Company’s results of operations or financial position.

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The EITF indicated that this guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 are not expected to have a material effect on the Company’s results of operations or financial position because the Company’s qualifying arrangements are treated in a manner consistent with the stated provisions.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of the Interpretation effective February 1, 2003. While the Company has various indemnity obligations included in contracts entered into in the normal course of business, the obligations are primarily in the form of indemnities that could result in increases in future costs but do not represent significant commitments or contingent liabilities of the indebtedness of others.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s results of operations or financial position. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company has no variable interest entities, which would require disclosure or consolidations under this Interpretation.

4.	Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2003, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the first quarter ended April 30, 2003, the Company repurchased 22,200 shares of common stock in the open market for an average price of $7.65 per share.

5.	ChargeSource Product Recall

In cooperation with the Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of its ChargeSource AC power adapters. This product safety recall impacts

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus Group International (“Targus”), the Company’s exclusive distributor of ChargeSource products, entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Additionally, the Company accrued $554,000 in costs related to the recall action.

The following table presents a reconciliation of the use of the product recall accrual (in thousands):

Product Recall Liability 1/31/03	Adjustments	Payments	Product Recall Liability 4/30/03
$554	$ —	$39	$515

The product recall liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company believes that the balance remaining as of April 30, 2003 is adequate to cover additional product recall costs expected to be incurred.

Additionally, of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, returns totaling $1.3 million have been made through April 30, 2003.

6.	Loss Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted net income (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the first quarter ended April 30, 2003 and April 30, 2002, basic and diluted net loss per share were the same because 24,889 and 58,789 dilutive securities, respectively, were not included because the effect would have been antidilutive. The following tables present reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Net Loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended April 30,
	2003	2002
Basic and Diluted:
Net loss before cumulative effect of change in accounting principle	$(818)	$(537)
Weighted average shares outstanding	7,034	6,968

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.12)	$(0.08)

Cumulative effect of change in accounting principle	$—	$(2,926)
Weighted average shares outstanding	7,034	6,968

Basic and diluted loss per share from cumulative effect of change in accounting principle	$—	$(0.42)

Net loss	$(818)	$(3,463)
Weighted average shares outstanding	7,034	6,968

Basic and diluted loss per share	$(0.12)	$(0.50)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	Inventory

Inventory consists of the following (in thousands):

	April 30, 2003	January 31, 2003
Raw materials	$2,369	$2,483
Work in progress	74	352
Finished goods	1,140	821

	$3,583	$3,656

8.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2003	January 31, 2003
Capitalized software development costs	$6,991	$9,362
Less: accumulated amortization	(1,126)	(3,804)

	$5,865	$5,558

Capitalized software development costs for the quarters ended April 30, 2003 and 2002 totaled $0.8 million and $1.1 million, respectively. Amortization of software development costs for the quarters ended April 30, 2003 and 2002 totaled $478,000 and $906,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements.

Additionally, during the first quarter of fiscal 2004, fully amortized software development costs totaling $3.2 million and the corresponding accumulated amortization were retired.

9.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2003	January 31, 2003
Goodwill	$2,796	$2,796
Less: accumulated amortization	(403)	(403)

	$2,393	$2,393

Acquired intangible assets	$1,613	$1,452
Less: accumulated amortization	(783)	(745)

	$830	$707

Amortization of definite lived acquired intangible assets for the quarters ended April 30, 2003 and 2002 totaled $38,000 and $88,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

10.	Business Segment Information

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

Wireless applications designs and manufactures call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Call box systems provide emergency communication over existing wireless networks. In addition to the call box products, the Company provides system installation and long-term maintenance services. Currently, approximately 14,000 CWT call boxes are installed, the majority of which are serviced and maintained under long-term agreements, which expire at various times through February, 2011.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2003
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$1,855	$4,601	$—	$6,456
Cost of revenue	1,189	2,765	—	3,954

Gross profit	$666	$1,836	$—	$2,502

Gross margin	35.9%	39.9%	—	38.8%

Total assets	$15,851	$12,017	$21,919	$49,787

	Three Months Ended April 30, 2002
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$3,108	$4,657	$—	$7,765
Cost of revenue	2,177	2,803	—	4,980

Gross profit	$931	$1,854	$—	$2,785

Gross margin	29.9%	39.8%	—	35.9%

Total assets	$27,039	$13,433	$21,724	$62,196

Revenue by geographic area consisted of the following (in thousands):

	Three Months Ended April 30,
	2003	2002
North America	$5,780	$7,080
Europe	617	372
Asia	31	122
Latin America	28	191

	$6,456	$7,765

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

11.	Contingencies

Comarco was named as a defendant in two lawsuits filed by Mobility Electronics, Inc. (“Mobility”), and subsequently the Company filed two actions against Mobility and affiliates as further discussed below.

Mobility commenced proceedings for patent infringement against the Company and CWT with respect to CWT’s ChargeSource power supply products (the “Mobility Action”). The Company was first served with Mobility’s amended complaint on August 10, 2001. In addition to asserting that the Company and CWT have infringed a Mobility patent, the amended complaint seeks declaratory judgment that three of CWT’s power-supply related patents are either invalid or not infringed by power supplies produced or to be produced by Mobility. The Company and CWT moved for dismissal of the amended complaint in its entirety. The motion was denied, but the Court indicated that based on the results of discovery the Court may grant a renewed motion to dismiss the declaratory judgment claim. The Company and CWT believe that they have meritorious defenses with respect to Mobility’s patent and declaratory judgment causes of actions.

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

On January 31, 2003, CWT filed an action for patent infringement against Mobility Electronics, Inc., Hipro Electronics Co. Ltd., and iGo Corporation with regard to a universal power adapter called “Juice.” Defendant Hipro manufactures Juice for Mobility, which in turn offers it for sale through its wholly owned subsidiary iGo Corporation. On February 27, 2003, Mobility and iGo answered the complaint while Hipro filed a motion to dismiss based on lack of personal jurisdiction and improper service.

On March 4, 2003, CWT filed a Motion for Preliminary Injunction seeking to enjoin Mobility, Hipro, and iGo from making, using, selling or offering for sale the “Juice” product. The Court has set a June 11, 2003 hearing date for both CWT’s Motion for Preliminary Injunction and Hipro’s Motion to Dismiss. The parties participated in a settlement conference before a United States Magistrate Judge on May 20, 2003 without reaching a settlement.

CWT believes that its case against Mobility, Hipro, and iGo Corp is meritorious. As described above, this action has been consolidated for purposes of discovery with the Mobility Arizona Action.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Important factors which may cause actual results to differ materially from the forward-looking statements are described in the section entitled “Risk Factors” in Part I, Item 1 of the our report on Form 10-K for the year ended January 31, 2003, and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications.

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

Wireless Test Solutions

Our wireless test solutions business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these field test applications to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed. The downturn in the wireless industry has reduced overall demand for our wireless test solutions products, and continues to make it difficult for us to forecast our wireless test solutions operations for fiscal 2004.

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

Until recently, most current notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is currently transitioning to notebook computers with increasing power requirements. As the power requirement increases, so does the size of the original equipment of the manufacturer (“OEM”) AC charger sold with the notebook computer. To address this industry wide trend, we have developed a family of ChargeSource products that are compatible with all legacy, current and future notebook computers. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor. The new ChargeSource family of products, which are expected to begin shipping during the second quarter of fiscal 2004, consist of the following:

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

Our new ChargeSource products are compatible with existing Smart Tips and are backwards compatible with the 70-Watt adapters.

In cooperation with the Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of its ChargeSource AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Additionally, the Company accrued $554,000 in costs related to the recall action.

Of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, returns totaling $1.3 million have been made through April 30, 2003. Additionally, of the $554,000 in costs accrued related to the recall, the Company has paid $39,000 in related costs through April 30, 2003. The Company believes that the balance remaining as of April 30, 2003 is adequate to cover additional product recall costs expected to be incurred.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three months ended April 30, 2003 and 2002. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended April 30,
	2003	2002
Revenue	100.0%	100.0%
Cost of revenue	61.3	64.1

Gross profit	38.7	35.9

Selling, general and administrative costs	35.9	30.1
Engineering and support costs	23.9	18.2

Operating loss	(21.1)	(12.4)
Other income, net	1.7	1.4
Minority interest in losses of subsidiary	0.3	—

Loss before income taxes	(19.1)	(11.0)
Income tax benefit	(6.4)	(4.0)

Net loss before cumulative effect of change in accounting principle	(12.7)%	(7.0)%

Consolidated

Revenue

Total revenue for the first quarter of fiscal 2004, which ended April 30, 2003, was $6.5 million compared to $7.8 million for the first quarter of fiscal 2003, a decrease of $1.3 million or 16.9 percent. As discussed below, the decrease is attributable to decreased sales of our wireless test solutions products, as well as our exit from our engineering services business during the second quarter of fiscal 2003.

Cost of Revenue and Gross Margin

Total cost of revenue for the first quarter of fiscal 2004 was $4.0 million compared to $5.0 million for the first quarter of fiscal 2003, a decrease of approximately $1.0 million or 20.6 percent. As a percentage of revenue, gross margin increased to 38.7 percent from 35.9 percent for the first quarter of the prior fiscal year. The increase is primarily due to maintaining a higher cost structure during the first quarter of fiscal 2003 in support of completing our remaining contractual obligations to our engineering services customers.

Selling, General and Administrative Costs

Selling, general, and administrative costs for the first quarter of fiscal 2004 and 2003 were $2.3 million. During prior fiscal years, we reduced our indirect cost structure in response to a broad downturn in the wireless industry and the resulting reduced demand for our wireless test solutions products. As a result, our selling, general, and administrative expenses were flat in comparison to the prior fiscal year. As a percentage of revenue, selling, general and administrative costs were 35.9 percent and 30.1 percent for the quarters ended April 30, 2003 and 2002, respectively, due to the relative fixed nature of our current cost structure and a reduced revenue base.

For at least the balance of fiscal 2004, quarterly selling, general, and administrative costs are expected to fluctuate due to increasing revenue levels and the timing of legal costs incurred in addressing the legal matters discussed in the section entitled “Legal Proceedings” in Part II, Item 1 of this report on Form 10-Q.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our wireless test solutions products that will be sold when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the first quarter of fiscal 2004 and 2003 are as follows (in thousands):

	Three Months Ended April 30,
	2003	2002
Engineering	$1,884	$1,842
Less: Capitalized software development	(782)	(1,100)
Support Costs	442	675

	$1,544	$1,417

Engineering and support costs, net of capitalized software development costs, for the first quarter of fiscal 2004 were $1.5 million compared to $1.4 million for the prior fiscal quarter, an increase of approximately $0.1 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $0.2 million in comparison to the first quarter of fiscal 2003. This decrease is primarily due to reduced staffing of our product support function. Capitalized software development costs decreased $0.3 million resulting in an increase in engineering and support costs, net of capitalized software development costs, of $0.1 million for the first quarter of fiscal 2004 in comparison to the prior fiscal quarter. The reduction of capitalized software development costs during the first quarter of fiscal 2004 is consistent with our strategy of lowering the cost structure in support of our wireless test solutions business, whereby we discontinued certain software development projects and focused our available resources on the development of a single flexible product platform, Seven.Five.

Other Income

Other income consists primarily of interest income.

Income Tax Expense

The effective tax rates for the quarters ended April 30, 2003 and 2002 were 33.6 percent and 36.9 percent, respectively.

Wireless Test Solutions

	Three Months Ended April 30,
	2003	2002
	(In thousands)
Revenue	$1,855	$3,108
Cost of revenue	1,189	2,177

Gross profit	$666	$931

Gross margin	35.9%	29.9%

Revenue

Wireless test solutions revenue for the first quarter of fiscal 2004 was $1.9 million compared to $3.1 million for the first quarter of fiscal 2003, a decrease of $1.3 million or 40.3 percent. This decrease reflects the reduced demand for our legacy 2G wireless test solutions products, as well as engineering services, which we ceased providing during the second quarter of fiscal 2003. Revenue from engineering services for the first quarter of fiscal 2003 totaled approximately $450,000.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless test solutions business for the first quarter of fiscal 2004 was $1.2 million compared to $2.2 million for the first quarter of fiscal 2003, a decrease of approximately $1.0 million or 45.4 percent. Excluding the cost of revenue attributable to engineering services, which totaled approximately $0.7 million, the gross margin for the first quarter of fiscal 2003 was 43.8 percent. Accordingly, as a percentage of revenue, gross margin for the first quarter of fiscal 2004 decreased to 35.9 percent from 43.8 percent for the corresponding period of the prior fiscal year. The decrease in cost of revenue was due to decreased sales volumes of our hardware and software tools, as well as decreased amortization of capitalized software development costs. Amortization of software development costs for the first quarter ended April 30, 2003 and 2002 totaled $0.5 million and $0.9 million, respectively. The decrease in gross margin was primarily due to decreased absorption of fixed costs attributable to lower product sales.

Wireless Applications

	Three Months Ended April 30,
	2003	2002
	(In thousands)
Revenue	$4,601	$4,657
Cost of revenue	2,765	2,803

Gross profit	$1,836	$1,854

Gross margin	39.9%	39.8%

Revenue

Wireless applications revenue for the first quarter of 2004 was $4.6 million compared to $4.7 million for the first quarter of 2003, a decrease of approximately $0.1 million or 1.2 percent. This decrease was due to a $0.3 million decrease in sales of our ChargeSource products partially offset by a $0.2 million increase in sales of our call box products and services. For the first quarter of fiscal 2004, call box revenue was generated from both the sales of products and providing maintenance services under long-term contracts and totaled $0.5 million and $1.2 million, respectively. Sales of call box products tend to fluctuate from quarter to quarter while revenue from the long-term maintenance contracts are relatively comparable quarter to quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the first quarter of fiscal 2004 and 2003 was $2.8 million. As a percentage of revenue, gross margin was comparable at 39.9 percent versus 39.8 percent for the corresponding period of the prior fiscal year.

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $23.7 million at April 30, 2003.

Cash Flows from Operating Activities

We used cash from operations of $0.1 million for the first quarter of fiscal 2004 compared to $2.4 million of cash generated from operations for the corresponding period of the prior fiscal year. The net income from continuing operations before non-cash charges of depreciation and amortization was approximately $0.2 million. This cash generated was offset by an increase in accounts receivable of approximately $0.5 million, primarily due to reduced collections from Targus, our ChargeSource product distributor, as a result of the $3.2 million credit issued in the fourth quarter of fiscal 2003. The increase in cash generation for the first quarter of fiscal 2003 was primarily due to significant collections of accounts receivable partially offset by the net loss for the quarter. Accounts receivable decreased $4.1 million to $5.6 million at April 30, 2002 from $9.7 million at January 31, 2002, primarily due to significantly lower revenue generated by our wireless test solutions business for the first quarter of fiscal 2003.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million for the first quarter of fiscal 2004 and 2003. In both periods, capital expenditures for property and equipment and software development constituted substantially all of our cash used in investing activities. The development of software is critical to our products currently under development.

Cash Flows from Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2004 consisted of $168,000 that was used to repurchase 22,200 shares of the Company’s common stock in the open market for an average purchase price of $7.65. From program inception in 1992 through April 30, 2003, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. Net cash used in financing activities for the first quarter of fiscal 2003 consisted of $278,000 that was used to repurchase 26,200 shares of the Company’s common stock in the open market for an average price of $10.62 per share under our share repurchase program. Proceeds from the sale of common stock issued through employee and director stock option plans generated $121,000 during the first quarter of fiscal 2003.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we derive a portion of our liquidity from our cash flows from operations.

Critical Accounting Policies

We have identified the following accounting as critical policies to our company: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets. These critical accounting policies have been applied during the first quarter of fiscal 2004 consistent with the prior periods and the year ended January 31, 2003.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended January 31, 2003.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of April 30, 2003, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 4.     CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

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

On March 4, 2003, CWT filed a Motion for Preliminary Injunction seeking to enjoin Mobility, Hipro, and iGo from making, using, selling or offering for sale the “Juice” product. The Court has set a June 11, 2003 hearing date for both CWT’s Motion for Preliminary Injunction and Hipro’s Motion to Dismiss. The parties participated in a settlement conference before a United States Magistrate Judge on May 20, 2003 without reaching a settlement.

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

Los Angeles County Service Authority for Freeway Emergencies v. Comarco Wireless Technologies, Inc.,

Case No. No. BC 284897, California Superior Court for the County of Los Angeles:

On November 7, 2002, LASAFE filed a complaint in state court alleging the five causes of action that were dismissed in the federaal court action referenced in the above paragraph. Specifically, LASAFE alleges that CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the call box systems and failing to provide certain deliverables to LASAFE, and seeks over $1 million in damages. On January 9, 2003, CWT filed its answer and a cross-complaint asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing based on LASAFE’s failure to pay CWT all monies due under a contract with LASAFE and LASAFE’s conduct during the course of the contract. LASAFE has not yet responded to CWT’s cross-complaint. The Court has set a trial date of April 5, 2004. CWT believes that it has meritorious defenses to LASAFE’s claims and believes that LASAFE will have significant difficulties proving causation and damages on its claims for breach of implied warranties.

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

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

11        Schedule of Computation of Net Loss Per Share

(b)    Report on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: June 10, 2003	/s/ Thomas A. Franza
Thomas A. Franza President and Chief Executive Officer

Date: June 10, 2003	/s/ Daniel R. Lutz
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ Thomas A. Franza
Thomas A. Franza Chief Executive Officer

Certification of Chief Executive Officer

Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Thomas A. Franza, Chief Executive Officer of Comarco, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Comarco, Inc.

Date: June 10, 2003	/s/ Thomas A. Franza
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

d)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ Daniel R. Lutz
Daniel R. Lutz Chief Financial Officer

Certification of Chief Financial Officer

Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

In connection with this quarterly report on Form 10-Q of Comarco, Inc. I, Daniel R. Lutz, Chief Financial Officer of Comarco, Inc., certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Comarco, Inc.

Date: June 10, 2003	/s/ Daniel R. Lutz
Daniel R. Lutz Chief Financial Officer