Form 10-Q
period 2003-07-31
COMARCO INC
filed 2003-09-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JULY 31, 2003

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

Yes ☑        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☑

The registrant had 7,160,801 shares of common stock outstanding as of September 10, 2003.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	July 31, 2003	January 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$18,880	$25,387
Short-term investments	2,386	2,386
Accounts receivable, net	2,532	2,053
Inventory	3,769	3,656
Deferred tax assets, net	4,153	2,748
Other current assets	1,402	1,391

Total current assets	33,122	37,621

Property and equipment, net	3,588	3,532
Capitalized software development costs, net	6,103	5,558
Goodwill, net	2,845	2,393
Acquired intangible assets, net	791	707
Other assets	1,133	1,144

	$47,582	$50,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$688	$310
Deferred revenue	2,494	3,552
Accrued liabilities	5,794	5,845

Total current liabilities	8,976	9,707

Deferred compensation	2,386	2,386
Deferred tax liabilities, net	914	877
Minority interest	159	564
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at July 31, 2003 and January 31, 2003	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,160,801 and 7,049,565 shares outstanding at July 31, 2003 and January 31, 2003, respectively	716	705
Additional paid-in capital	11,985	11,198
Retained earnings	22,446	25,518

Total stockholders’ equity	35,147	37,421

	$47,582	$50,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenue	$5,525	$10,009	$11,981	$17,775
Cost of revenue	4,308	7,217	8,262	12,198

Gross profit	1,217	2,792	3,719	5,577
Selling, general and administrative costs	3,438	2,395	5,757	4,730
Asset impairment charges	—	8,407	—	8,407
Engineering and support costs	1,431	1,303	2,975	2,721

Operating loss	(3,652)	(9,313)	(5,013)	(10,281)
Other income, net	58	96	166	203
Minority interest	28	70	50	79

Loss before income taxes	(3,566)	(9,147)	(4,797)	(9,999)
Income tax benefit	(1,312)	(2,422)	(1,725)	(2,736)

Net loss before cumulative effect of change in accounting principle	(2,254)	(6,725)	(3,072)	(7,263)
Cumulative effect of change in accounting principle	—	—	—	(2,926)

Net loss	$(2,254)	$(6,725)	$(3,072)	$(10,189)

Net loss per share — basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(0.31)	$(0.96)	$(0.43)	$(1.04)
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.42)

Net loss per share — basic and diluted	$(0.31)	$(0.96)	$(0.43)	$(1.46)

Basic and diluted weighted average common shares	7,161	6,972	7,082	6,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,072)	$(10,189)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,281	3,279
Tax benefit from exercise of stock options	99	133
Deferred income taxes	(1,368)	(2,667)
Asset impairment charges	—	8,407
Loss on disposal of property and equipment	23	154
Cumulative effect of change in accounting principle	—	2,926
Provision for doubtful accounts receivable	13	(6)
Provision for obsolete inventory	(254)	1,382
Minority interest in loss of subsidiary	(50)	(79)
Changes in operating assets and liabilities:
Decrease in trading securities	—	688
Decrease (increase) in accounts receivable	(492)	3,573
Decrease (increase) in inventory	141	530
Decrease (increase) in other assets	—	(527)
Deferred compensation	—	(688)
Increase in accounts payable	378	302
Decrease in deferred revenue	(1,058)	(149)
Decrease in accrued liabilities	(23)	(1,916)

Net cash provided by (used in) operating activities	(3,382)	5,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	131
Purchases of property and equipment	(1,102)	(868)
Acquired intangible assets	(161)	—
Capitalized software development costs	(1,728)	(2,015)

Net cash used in investing activities	(2,991)	(2,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	121
Net proceeds from issuance of subsidiary common stock	89	78
Purchase of common stock	(195)	(353)

Net cash used in financing activities	(106)	(154)

Net increase (decrease) in cash and cash equivalents – continuing operations	(6,479)	2,247
Net increase (decrease) in cash and cash equivalents – discontinued operations	(28)	345

Net increase (decrease) in cash and cash equivalents	(6,507)	2,592
Cash and cash equivalents, beginning of period	25,387	21,288

Cash and cash equivalents, end of period	$18,880	$23,880

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$10

Cash paid for income taxes	$2	$356

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of wireless field test applications for the wireless industry. Comarco also designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. During October 1999, the Company embarked on a plan to divest its non-wireless businesses, which included the defense and commercial staffing businesses. The divestiture plan was completed during November 2000. Accordingly, the Company’s continuing operations consist solely of the operations of CWT.

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2003. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended July 31, 2003 are not necessarily indicative of the results to be expected for the year ending January 31, 2004.

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock-Based Compensation, an Interpretation of APB Opinion No. 25” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended July 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Loss, Basic Loss Per Share, and Diluted Loss Per Share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net loss:
As reported	$(2,254)	$(6,725)	$(3,072)	$(10,189)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(154)	(157)	(309)	(314)

Pro forma	$(2,408)	$(6,882)	$(3,381)	$(10,503)

Loss per common share — basic:
As reported	$(0.31)	$(0.96)	$(0.43)	$(1.46)
Pro forma	(0.34)	(0.99)	(0.47)	(1.51)
Loss per common share — diluted:
As reported	$(0.31)	$(0.96)	$(0.43)	$(1.46)
Pro forma	(0.34)	(0.99)	(0.47)	(1.51)

The fair value of options granted under the Company’s stock option plans during the six months ended July 31, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended July 31,
	2003	2002
Weighted average risk-free interest rate	2.6%	4.4%
Expected life (in years)	6	6
Expected stock volatility	44.0%	42.9%
Dividend yield	None	None

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 as of February 1, 2003, and such adoption did not have a material effect on the Company’s consolidated results of operations or financial position.

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The EITF indicated that this guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated results of operations or financial position because the Company’s qualifying arrangements are treated in a manner consistent with the stated provisions.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN No. 45”).” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 effective February 1, 2003. Such adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN No. 46”).” FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN No. 46 did not have a material effect on the Company’s consolidated results of operations or financial position. The Company has no variable interest entities that would require disclosure or consolidation under FIN No. 46.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

4.	Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2003, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the second quarter ended July 31, 2003, the Company repurchased 3,640 shares of common stock in the open market for an average price of $7.32 per share.

5.	ChargeSource Product Recall

In cooperation with the Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of certain of its ChargeSource AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus Group International (“Targus”), the Company’s distributor of ChargeSource products, entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Additionally, the Company accrued $554,000 in costs related to the recall action.

The following table presents a reconciliation of the use of the product recall accrual (in thousands):

Product Recall Liability 1/31/03	Adjustments	Payments	Product Recall Liability 7/31/03
$554	—	$(249)	$305

The product recall liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company believes that the balance remaining as of July 31, 2003 is adequate to cover additional product recall costs expected to be paid.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Additionally, of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, returns totaling $1.9 million have been received from Targus through July 31, 2003.

6.	Income (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2003 and July 31, 2002, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

Potential common shares of 24,339 and 24,731 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2003, as the effect would have been antidilutive. Similarly, potential common shares of 39,300 and 49,463 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2002, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Basic and diluted:
Net loss before cumulative effect of change in accounting principle	$(2,254)	$(6,725)	$(3,072)	$(7,263)
Weighted average shares outstanding	7,161	6,972	7,082	6,970

Basic and diluted loss per share before cumulative effect of change in accounting principle	$(0.31)	$(0.96)	$(0.43)	$(1.04)

Cumulative effect of change in accounting principle	$—	$—	$—	$(2,926)
Weighted average shares outstanding	7,161	6,972	7,082	6,970

Basic and diluted loss per share from cumulative effect of change in accounting principle	$—	$—	$—	$(0.42)

Net loss	$(2,254)	$(6,725)	$(3,072)	$(10,189)
Weighted average shares outstanding	7,161	6,972	7,082	6,970

Basic and diluted loss per share	$(0.31)	$(0.96)	$(0.43)	$(1.46)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7.	Inventory

Inventory consists of the following (in thousands):

	July 31, 2003	January 31, 2003
Raw materials	$2,795	$2,483
Work in progress	104	352
Finished goods	870	821

	$3,769	$3,656

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Inventories are net of write downs for excess and obsolete inventory of approximately $2.3 million and $2.6 million as of July 31, 2003 and January 31, 2003, respectively. The Company regularly reviews inventory quantities on hand and records a write down for excess and obsolete inventory based primarily on historical usage, forecasted product demand, and production requirements for the next twelve months.

8.	Capitalized Software Development Costs, Net

Capitalized software development costs consist of the following (in thousands):

	July 31, 2003	January 31, 2003
Capitalized software development costs	$7,934	$9,362
Less: accumulated amortization	(1,831)	(3,804)

	$6,103	$5,558

Amortization of software development costs for the three months ended July 31, 2003 and 2002 totaled $0.7 million and $1.2 million, respectively. For the six months ended July 31, 2003 and 2002, amortization of software development costs totaled $1.2 million and $2.1 million, respectively. Amortization of software development costs has been reported in cost of revenue in the accompanying condensed consolidated financial statements.

Additionally, during the first quarter of fiscal 2004, fully amortized software development costs totaling $3.2 million and the corresponding accumulated amortization were retired.

9.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	July 31, 2003	January 31, 2003
Goodwill	$3,248	$2,796
Less: accumulated amortization	(403)	(403)

	$2,845	$2,393

Acquired intangible assets	$1,613	$1,452
Less: accumulated amortization	(822)	(745)

	$791	$707

Amortization of definite-lived acquired intangible assets for the three months ended July 31, 2003 and 2002 totaled $38,000 and $88,000, respectively. Amortization of definite-lived acquired intangible assets for the six months ended July 31, 2003 and 2002 totaled $77,000 and $176,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

10.	Customer Concentrations

The Company’s sales have historically been concentrated with a small number of customers. During the three months ended July 31, 2003 and 2002, sales to customers that accounted for 10 percent or more of revenues for the period totaled $2.0 million and $4.6 million, respectively. Sales to Targus accounted for approximately 11 percent and 34 percent of total revenue for the three months ended July 31, 2003 and 2002, respectively. During the three months ended July 31, 2003, two

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

customers in addition to Targus accounted for approximately 10 percent and 14 percent of total revenue for the second quarter. For the three months ended July 31, 2002, one customer in addition to Targus accounted for approximately 12 percent of total revenue.

For the six months ended July 31, 2003 and 2002, sales to customers that accounted for 10 percent or more of revenue for the period totaled $2.2 million and $6.7 million, respectively. Sales to Targus accounted for approximately 18 percent and 38 percent of total revenues during those periods, respectively. For the six months ended July 31, 2003 and 2002, no other customer constituted more than 10 percent of revenue.

As of July 31, 2003, approximately 30 percent of total accounts receivable related to one customer that accounted for 10 percent or more of Comarco’s total revenue. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, results of operations, and financial position.

11.	Business Segment Information

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

Wireless applications designs and manufactures call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Call box systems provide emergency communication over existing wireless networks. In addition to the call box products, the Company provides system installation and long-term maintenance services. Currently, approximately 14,000 call boxes are installed, the majority of which are serviced and maintained under long-term agreements, which expire at various dates through February 2011.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended July 31, 2003			Three Months Ended July 31, 2002
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions	Wireless Applications	Total
Revenue	$2,480	$3,045	$5,525	$3,375	$6,634	$10,009
Cost of revenue	1,191	3,117	4,308	3,443	3,774	7,217

Gross profit (loss)	$1,289	$(72)	$1,217	$(68)	$2,860	$2,792

Gross margin	52.0%	(2.4)%	22.0%	(2.0)%	43.1%	27.9%

	Six Months Ended July 31, 2003			Six Months Ended July 31, 2002
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions	Wireless Applications	Total
Revenue	$4,334	$7,647	$11,981	$6,484	$11,291	$17,775
Cost of revenue	2,379	5,883	8,262	5,622	6,576	12,198

Gross profit	$1,955	$1,764	$3,719	$862	$4,715	$5,577

Gross margin	45.1%	23.1%	31.0%	13.3%	41.8%	31.4%

	Wireless Test Solutions	Wireless Applications	Corporate	Total
Assets at July 31, 2003	$13,450	$10,053	$24,079	$47,582

Assets at July 31, 2002	$14,424	$14,090	$22,601	$51,115

Revenue by geographic area consists of the following (in thousands):

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
North America	$3,728	$8,334	$9,509	$15,414
Europe	1,170	945	1,787	1,317
Asia	127	246	158	369
Latin America	500	484	527	675

	$5,525	$10,009	$11,981	$17,775

12.	Commitments and Contingencies

Purchase Commitments with Suppliers

We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position.

Legal Contingencies

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

Effective July 12, 2003, all the parties to all three actions entered into a settlement agreement. All three actions are being dismissed. Under the terms of the settlement agreement, the Company was not required to make any payment. Mobility and CWT cross-licensed certain patent rights related to powering electronic devices, including certain patent rights relating to automatic programmability and combination AC/DC capability.

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

On August 16, 2002, CWT filed an answer and a motion to dismiss the first five counts founded in state contract and warranty law on the grounds that the Federal District Court lacks jurisdiction over the state law claims, which was subsequently granted. On November 7, 2002, LASAFE filed a complaint in state court alleging the five causes of action that were dismissed in the federal court action. Specifically, LASAFE alleges that CWT breached its contractual obligations and implied warranties by failing to properly maintain and repair the call box systems and failing to provide certain deliverables to LASAFE, and seeks over $1 million in damages. On January 9, 2003, CWT filed its answer and a cross-complaint asserting causes of action for breach of contract and breach of the implied covenant of good faith and fair dealing based on LASAFE’s failure to pay CWT all monies due under a contract with LASAFE and LASAFE’s conduct during the course of the contract.

On June 3, 2003, the parties mediated the disputes involved in the federal and the state actions and reached a tentative settlement agreement. The LASAFE board approved such a settlement, the parties are currently working on drafting the formal settlement agreement, and the federal and state cases have been stayed. The estimated cost of the proposed settlement has been recorded as cost of revenue and did not have a material impact on the Company’s consolidated results of operations and financial position. No additional costs are expected to be incurred.

In February 2003, Steven C. Dixon filed suit against Circuit City Stores, Inc.; Belkin Corporation; Targus, Inc.; and Tecnozone Enterprises, LLC. The complaint alleged that power supply products supplied to Circuit City for resale by Belkin, Targus, and Tecnozone infringed United States Patent No. 6,064,177 (the ‘177 patent). ChargeSource power supply products supplied to Targus by Comarco Wireless Technologies, Inc. were among the products at issue. In June 2003, this case was settled and dismissed with prejudice. No additional costs related to this matter are expected be incurred.

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our results of operations and financial position.

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

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco,” or the “Company”), is a leading provider of field test applications for the wireless industry. Comarco also designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

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

During the first half of fiscal 2004, we completed the development of our Seven.Five hardware and various related software applications, and have begun shipping products to customers in Europe, North America and Latin America. Seven.Five is a mobile test platform that is adaptable to many test applications. It provides wireless infrastructure analysis, benchmarking and optimization for 2G, 2.5G and 3G network deployments. We expect to complete the development of additional Seven.Five software applications during the second half of fiscal 2004.

The Seven.Five family consists of the following members:

•	Seven.Five Solo: Suited for network deployment activities, Solo is a single calling module product available with a family of audio and data QoS algorithms. It is an entry-level product, capable of seamless migration to the Seven.Five Duo.

•	Seven.Five Duo: As networks mature, the power of a calling module plus a scanner is necessary to quickly and efficiently optimize networks. Duo supports up to two calling modules, which can have mixed technologies, and one multi-band, multi-technology RF scanner. A portability kit is available for in-building needs.

•	Seven.Five Multi: Designed for flexibility and scalability, Seven.Five Multi can house up to any combination of six calling modules or scanners in each chassis. Multiple chassis can be combined to allow for up to 96 calling modules. The customer can mix and match technologies for benchmarking applications or configure a system with similar technologies for optimization activities. Multi is also available with a portability kit for in-building and pedestrian testing needs.

•	Seven.Five Multi-Band, Multi-Technology RF Scanner: The most advanced and accurate scanner for field-test applications. Capable of lightning-fast scans (over 3000 channels per second) in multiple frequency bands, with multiple technologies, doing DVCC, BSIC and PN decoding simultaneously. The scanner offers spectrum analyzer-type measurements and full baseband decoding for GSM 850/900/1800/1900, EDGE, IS-136, CDMA2000 and WCDMA.

•	Seven.Five Data Extractor (DX): A very complete and easy-to-use software application that allows operators to produce comprehensive benchmarking reports, as well as perform desktop network optimization using all of the data collected by the Seven.Five hardware. DX includes a variety of features for data administration, filtering capability, analysis, statistics, integrated mapping and generation of reports, as well as an interface (ODBC) for third-party software.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, we have approximately 14,000 call boxes installed, the majority of which are serviced and maintained under long-term agreements, which expire at various dates through February 2011.

Approximately 75 percent of our call box revenue is derived from agencies of California’s state and local governments. The State of California is currently experiencing financial and political challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. While we currently believe that these projects will move ahead, we are unable to forecast the timing of such events in the near-term.

The wireless applications business also includes the ChargeSource family of mobile power products. During the second quarter of fiscal 2004, our offering of ChargeSource products was expanded with the release of the 120-watt universal AC/DC adapter and the 120-watt universal DC adapter. By simply changing the compact SmartTips connected to the end of the charging cable, these products are capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices.

Until recently, most current notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is currently transitioning to notebook computers with increasing power requirements. As the power requirement increases, so does the size of the original equipment of the manufacturer (“OEM”) AC charger sold with the notebook computer. To address this industry wide trend, we have developed a family of ChargeSource products that are compatible with legacy and current notebook computers, as well as those notebook computers expected to be available during the next 18 months. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor. The new ChargeSource family of products consists of the following:

•	120-Watt Universal AC/DC Adapter – A universal adapter capable of charging most notebook computers requiring up to 120 watts of power, as well as cell phones, PDAs, and other handheld devices. This adapter is used in the office, home, hotel, as well as the automobile and airplane. This product began shipping at the end of the second quarter of the current fiscal year.

•	120-Watt Universal DC Adapter – A universal adapter capable of charging most notebook computers requiring up to 120 watts of power, as well as cell phones, PDAs, and other handheld devices. This adapter is used in the automobile and airplane. This product began shipping at the end of the second quarter of the current fiscal year.

•	60-Watt Hour Universal Battery – This universal battery is used to charge and power all notebook computers, cell phones, PDAs, and other handheld devices. This product is expected to be shipped during the fourth quarter of the current fiscal year.

Our new 120-watt ChargeSource products, as well as the universal battery are compatible with existing Smart Tips and are backwards compatible with the 70-Watt adapters, which we continue to manufacture and sell based on the requirements of the retailers. Targus Group International (“Targus”) currently distributes our available products.

In cooperation with the Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of its legacy ChargeSource 70-watt AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, returns totaling $1.9 million have been received from Targus through July 31, 2003. Additionally, the Company accrued $554,000 in costs related to the recall action in cost of revenue. The Company believes that the balance remaining as of July 31, 2003 of $305,000, is adequate to cover additional product recall costs expected to be paid.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three and six months ended July 31, 2003 and 2002. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%
Cost of revenue	78.0	72.1	69.0	68.6

Gross margin	22.0	27.9	31.0	31.4

(continued)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Selling, general and administrative costs	62.2	23.9	48.0	26.6
Asset impairment charge	—	84.0	—	47.3
Engineering and support costs	25.9	13.0	24.8	15.3

Operating loss	(66.1)	(93.0)	(41.8)	(57.8)
Other income, net	1.1	0.9	1.4	1.1
Minority interest	0.5	0.7	0.4	0.4

Loss before income taxes	(64.5)	(91.4)	(40.0)	(56.3)
Income tax benefit	(23.7)	(24.2)	(14.4)	(15.4)

Net loss before cumulative effect of change in accounting principle	(40.8)%	(67.2)%	(25.6)%	(40.9)%

Comparison of the three months ended July 31, 2003 to the three months ended July 31, 2002

Consolidated

Revenue

Total revenue for the second quarter of fiscal 2004, which ended July 31, 2003, was $5.5 million compared to $10.0 million for the second quarter of fiscal 2003, a decrease of $4.5 million or 44.8 percent. As discussed below, the decrease is attributable to decreased sales of our wireless applications products, as well as our exit from our engineering services business during the second quarter of fiscal 2003.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Certain of our customers purchase products from us at central locations and then reship the product to locations throughout the world. Accordingly, we are unable to track the ultimate geographic location of our products. Sales to customers in North America and Europe accounted for approximately 67 percent and 21 percent of revenue, or $3.7 million and $1.2 million, respectively, for the second quarter ended July 31, 2003. For the comparable period of the prior fiscal year, sales to customers in North America and Europe accounted for approximately 83 percent and 9 percent of revenue, or $8.3 million and $0.9 million, respectively.

Cost of Revenue and Gross Margin

Total cost of revenue for the second quarter of fiscal 2004 was $4.3 million compared to $7.2 million for the second quarter of fiscal 2003, a decrease of approximately $2.9 million or 40.3 percent. As a percentage of revenue, gross margin decreased to 22.0 percent from 27.9 percent for the second quarter of the prior fiscal year. The decrease in gross margin reflects the costs of ramping-up production of our newly released 120-watt universal power adapters.

Legal, Settlement, and Related Costs

During the second quarter of fiscal 2004, we settled each of the matters more fully discussed in the section “Legal Proceedings” in Part II, Item 1 of this report on Form 10-Q. These matters related to our wireless applications business, and for the second quarter of fiscal 2004, we incurred approximately $1.9 million in legal, settlement, and related costs. Approximately $1.7 million of these costs are included in selling, general and administrative costs for the second quarter, with the balance recorded in cost of revenue. No additional costs related to these matters are expected to be incurred.

Selling, General and Administrative Costs

Selling, general, and administrative costs for the second quarter of fiscal 2004 were $3.4 million, compared to $2.4 million for the second quarter of fiscal 2003, an increase of $1.0 million or 43.6 percent. As discussed above, we incurred approximately $1.7 million in legal, settlement, and related costs during the second quarter of fiscal 2004. These costs were in excess of comparable costs incurred in the second quarter of the prior fiscal year. For the balance of fiscal 2004, quarterly selling, general, and administrative costs are expected to range between $2.0 million and $2.3 million, consistent with both the second quarter of fiscal 2003 and the first quarter of fiscal 2004. As a percentage of revenue, selling, general, and administrative costs were 62.2 percent and 23.9 percent for the quarters ended July 31, 2003 and 2002, respectively.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our wireless test solutions products that will be sold when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the second quarter of fiscal 2004 and 2003 are as follows (in thousands):

	Three Months Ended July 31,
	2003	2002
Engineering	$2,041	$1,601
Less: Capitalized software development costs	(944)	(915)
Support Costs	334	617

	$1,431	$1,303

Engineering and support costs, net of capitalized software development costs, for the second quarter of fiscal 2004 were $1.4 million compared to $1.3 million for the prior fiscal quarter, an increase of approximately $0.1 million. Gross engineering and support costs, before reduction for capitalized software development costs, increased $0.2 million in comparison to the second quarter of fiscal 2003. This increase is primarily due to increased product development costs offset by reduced staffing of our product support function. Capitalized software development costs remained constant at $0.9 million for the second quarter of fiscal 2004 in comparison to the prior fiscal quarter. The increase in engineering costs during the second quarter of fiscal 2004 is attributable to the development and release of Seven.Five products, including the Seven.Five Solo and Seven.Five Duo, during the second quarter of fiscal 2004.

Other Income

Other income consists primarily of interest income.

Income Tax Benefit

The effective tax rates for the quarters ended July 31, 2003 and 2002, were 36.8 percent primarily and 26.5 percent, respectively. The lower prior year effective tax rate used to compute the tax benefit of $2.4 million was caused primarily by non-deductible asset impairment charges recorded during the second quarter of fiscal 2003. No such non-deductible expenses were recorded in fiscal 2004.

Wireless Test Solutions

	Three Months Ended July 31,
	2003	2002
	(In thousands)
Revenue	$2,480	$3,375
Cost of revenue	1,191	3,443

Gross profit (loss)	$1,289	$(68)

Gross margin	52.0%	(2.0)%

Revenue

Wireless test solutions revenue for the second quarter of fiscal 2004 was $2.5 million compared to $3.4 million for the second quarter of fiscal 2003, a decrease of $0.9 million or 26.5 percent. This decrease reflects the shifting of sales from our legacy 2G wireless test solutions products to our newly released Seven.Five platform, as well as reductions in engineering services, which we ceased providing during the second quarter of fiscal 2003. Revenue from engineering services for the second quarter of fiscal 2003 totaled approximately $450,000.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless test solutions business for the second quarter of fiscal 2004 was $1.2 million compared to $3.4 million for the second quarter of fiscal 2003, a decrease of approximately $2.2 million or 65.4 percent. Gross margin for the second quarter of fiscal 2004 increased to 52.0 percent from (2.0) percent for the corresponding period of the prior fiscal year. The increase in gross margin was due to a change in the relative mix of business for the second quarter (product sales vs. maintenance revenue). Also contributing to the increase in gross margin is a non-cash inventory impairment charge totaling $1.4 million that was recorded in the second quarter of fiscal 2003. No comparable costs were incurred during fiscal 2004.

Wireless Applications

	Three Months Ended July 31,
	2003	2002
	(In thousands)
Revenue	$3,045	$6,634
Cost of revenue	3,117	3,774

Gross profit (loss)	$(72)	$2,860

Gross margin	(2.4)%	43.1%

Revenue

Wireless applications revenue for the second quarter of 2004 was $3.0 million compared to $6.6 million for the second quarter of 2003, a decrease of approximately $3.6 million or 54.1 percent. This decrease was due to a $2.3 million decrease in sales of our ChargeSource products and a $1.3 million decrease in sales of our call box products.

The decrease in sales of our ChargeSource products is due to the phase-out of our 70-watt products as our primary market offering and the transition to newly developed 120-watt products. We began shipping both the 120-watt universal AC/DC and 120-watt universal DC power adapters at the end of the second quarter of fiscal 2004. For the remainder of fiscal 2004, we expect that our ChargeSource revenue will be approximately $5.5 million per quarter.

The decrease in sales of our call box products relates to delays in receiving contracts to upgrade and expand several call systems based in California. As previously discussed, California is currently experiencing financial and political challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. Sales of call box products tend to fluctuate from quarter to quarter while revenue from the long-term maintenance contracts are relatively comparable quarter to quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the second quarter of fiscal 2004 was $3.1 million compared to $3.7 million for the second quarter of fiscal 2003. As a percentage of revenue, gross margin was (2.4) percent versus 43.1 percent for the corresponding period of the prior fiscal year. The decrease in gross margin reflects the costs of ramping-up production of our newly released 120-watt universal power adapters, while dramatically reducing production quantities of legacy products. The new 120-watt products began shipping at the end of the second quarter of fiscal 2004.

Comparison of the Six Months Ended July 31, 2003 to the Six Months Ended July 31, 2002

Consolidated

Revenue

Total revenue for the six months ended July 31, 2003, was $12.0 million compared to $17.8 million for the six months ended July 31, 2002, a decrease of approximately $5.8 million or 32.6 percent. As discussed below, the decrease is attributable to a $3.6 million decrease in sales of our wireless applications products and a $2.1 million decrease in sales of our wireless test solutions products.

Sales to customers in North America and Europe accounted for approximately 79 percent and 15 percent of revenue, or $9.5 million and $1.8 million, respectively, for the six months ended July 31, 2003. For the comparable period of the prior fiscal year, sales to customers in North America and Europe accounted for approximately 87 percent and 7 percent of revenue, or $15.4 million and $1.3 million, respectively.

Cost of Revenue and Gross Margin

Total cost of revenue for the six months ended July 31, 2003, was $8.3 million compared to $12.2 million for the corresponding period of fiscal 2003, a decrease of approximately $3.9 million or 32.3 percent. As a percentage of revenue, gross margin was 31.0 percent as compared to 31.4 percent for the six months ended July 31, 2003 and 2002, respectively. As discussed previously, during the three months ended July 31, 2002, we recorded a non-cash inventory impairment charge totaling $1.4 million related to our wireless test solutions legacy 2G products. As discussed below, the decrease in gross margin is primarily attributable to the costs of ramping up production of our newly released 120-watt universal power adapters.

Selling, General and Administrative Costs

Selling, general and administrative costs for the six months ended July 31, 2003 were $5.7 million compared to $4.7 million for the corresponding period of the prior fiscal year, an increase of $1.0 million or 21.7 percent. The increase in selling, general and administrative expenses is attributable to the legal settlements and related fees incurred during the second quarter of fiscal 2004. As a percentage of revenue, selling, general and administrative costs were 48.0 percent and 26.6 percent for the six months ended July 31, 2003 and 2002, respectively.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our wireless test solutions products that will be sold when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the six months ended July 31, 2003 and 2002, are as follows (in thousands):

	Six Months Ended July 31,
	2003	2002
Engineering	$3,925	$3,444
Less: Capitalized software development costs	(1,726)	(2,015)
Support Costs	776	1,292

	$2,975	$2,721

Engineering and support costs, net of capitalized software development costs, for the six months ended July 31, 2003 were $3.0 million compared to $2.7 million for the corresponding period of the prior fiscal year, an increase of approximately $0.3 million. Gross engineering and support costs, before reduction for capitalized software development costs, remained flat at $4.7 million in comparison to the second half of fiscal 2003. This is primarily due to increased product development costs offset by reduced staffing of our product support function. Capitalized software development costs decreased $0.3 million for the second half of fiscal 2004 in comparison to the comparable period of the prior fiscal year. The increase in engineering costs during the second half of fiscal 2004 is attributable to the development and release of Seven.Five products, including the Seven.Five Solo and Seven.Five Duo, during the second quarter of fiscal 2004.

Other Income

Other income consists primarily of interest income.

Income Tax Benefit

The effective tax rate for the six months ended July 31, 2003 and 2002, was 36.0 percent and 27.4 percent, respectively. The lower prior year effective tax rate used to compute the tax benefit of $2.7 million was caused primarily by non-deductible asset impairment charges recorded during the second quarter of fiscal 2003. No such non-deductible expenses were recorded in fiscal 2004.

Cumulative Effect of Accounting Change

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective February 1, 2002. During the second quarter of fiscal 2003, we completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX software reporting unit. This reporting unit is included in our wireless test solutions segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless infrastructure segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill for that reporting unit. No comparable charges were recorded during the six months ended July 31, 2003.

Wireless Test Solutions

	Six Months Ended July 31,
	2003	2002
	(Dollars in thousands)
Revenue	$4,334	$6,484
Cost of revenue	2,379	5,622

Gross profit	$1,955	$862

Gross margin	45.1%	13.3%

Revenue

Revenue from our wireless test solutions segment for the six months ended July 31, 2003, was $4.3 million compared to $6.5 million for the six months ended July 31, 2002, a decrease of 33.1 percent. Of the total decrease of $2.2 million, $0.9 million relates to the exiting of the engineering services business which we ceased providing in the second quarter of fiscal 2003. The remaining decrease of $1.3 million represents the shifting of sales from our legacy 2G wireless test solutions products to our newly released Seven.Five products.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless infrastructure segment in the six months ended July 31, 2003, was $2.4 million compared to $5.6 million for the six months ended July 31, 2002, a decrease of approximately $3.2 million or 57.7 percent. Gross margin for the six months ended July 31, 2003 increased to 45.1 percent from 13.3 percent for the corresponding period of the prior fiscal year. The increase in gross margin was due to a change in the relative mix of business for the six months ended July 31, 2003 (product sales vs. maintenance revenue). Also contributing to the increase in gross margin is a non-cash inventory impairment charge totaling $1.4 million that was recorded in the second quarter of fiscal 2003. No comparable costs were incurred during fiscal 2004.

Wireless Applications

	Six Months Ended July 31,
	2003	2002
	(Dollars in thousands)
Revenue	$7,647	$11,291
Cost of revenue	5,883	6,576

Gross profit	$1,764	$4,715

Gross margin	23.1%	41.8%

Revenue

Revenue from our wireless applications segment for the six months ended July 31, 2003 was $7.6 million compared to $11.3 million for the six months ended July 31, 2002, a decrease of approximately $3.6 million or 32.3 percent. This decrease was due to a $2.6 million decrease in sales of our ChargeSource products and a $1.0 million decrease in sales of our call box products.

The decrease in sales of our ChargeSource products is due to the phase-out of our 70-watt products as our primary market offering and the transition to newly developed 120-watt products. We began shipping both the 120-watt universal AC/DC and 120-watt universal DC power adapters at the end of the second quarter of fiscal 2004. For the remainder of fiscal 2004, we expect that our ChargeSource revenue will be approximately $5.5 million per quarter.

The decrease in sales of our call box products relates to delays in receiving contracts to upgrade and expand several call systems based in California. As previously discussed, California is currently experiencing financial and political challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. Sales of call box products tend to fluctuate from quarter to quarter while revenue from the long-term maintenance contracts are relatively comparable quarter to quarter.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless applications segment for the six months ended July 31, 2003 was $5.9 million compared to $6.6 million for the six months ended July 31, 2002, a decrease of $0.7 million or 10.5 percent. As a percentage of revenue, gross margin decreased to 23.1 percent from 41.8 percent for the six months ended July 31, 2002. The decrease in gross margin is attributable to startup production costs associated with the new 120-watt products, while dramatically reducing production quantities of legacy products. The new 120-watt products began shipping at the end of the second quarter of fiscal 2004.

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $18.9 million at July 31, 2003.

The following table summarizes Comarco’s cash flows for the six months ended July 31, 2003 and 2002:

	Six Months Ended July 31,
	2003	2002
	(In thousands)
Net cash provided by (used in):
Operating activities	$(3,382)	$5,153
Investing activities	(2,991)	(2,752)
Financing activities	$(106)	$(154)

Net increase (decrease) in cash and cash equivalents — continuing operations	$(6,479)	$2,247

Cash Flows from Operating Activities

Cash used in operations was $3.4 million for the first half of fiscal 2004 compared to $5.2 million of cash generated from operations for the corresponding period of the prior fiscal year. The net loss from continuing operations before non-cash charges of depreciation and amortization was approximately $0.8 million. Additionally, the Company’s deferred revenue decreased by $1.1 million and our deferred income taxes increased by $1.4 million. The decrease in deferred revenue reflects a non-cash increase in revenue for the period as we ratably recognize the revenue of previously deferred sales over the term of the service period. Similarly, the increase in deferred income taxes reflects the non-cash portion of our recorded income tax benefit.

The $5.2 million in cash provided by operations for the six months ended July 31, 2002 is primarily related to net income from operations before non-cash charges of depreciation and amortization, asset impairment charges, and cumulative effect of change in accounting principle of $5.8 million. Cash generated is further increased by a reduction in accounts receivable of $3.6 million and is offset primarily by a decrease in accrued liabilities of $1.9 million and the $2.7 million increase in the deferred tax benefit.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.0 million for the first half of fiscal 2004 compared to $2.8 million for the first half of fiscal 2003. In both periods, capital expenditures for property and equipment and software development constituted substantially all of our cash used in investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for the first six months of fiscal 2004 consisted of $195,000 that was used to repurchase 25,640 shares of the Company’s common stock in the open market for an average purchase price of $7.61. From program inception in 1992 through July 31, 2003, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. The cash used was offset by $89,000 from the sale of common stock issued through the Company’s subsidiary option plan. Net cash used in financing activities for the six months ended July 31, 2002 consisted of $353,000 that was used to repurchase 35,905 shares of the Company’s common stock in the open market for an average price of $9.84 per share under our share repurchase program. The cash used was offset by proceeds of $78,000 received from the sales of common stock issued through the Company’s subsidiary stock option plan and proceeds from the sale of common stock issued through employee and director stock option plans of $121,000.

We believe that our existing cash and cash equivalent balances and cash from operations will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months.

Critical Accounting Policies

We have identified the following critical accounting policies as the most significant for purposes of fully understanding and evaluating our reported financial results: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets. These critical accounting policies have been applied during the first and second quarters of fiscal 2004 consistent with the prior periods and the year ended January 31, 2003.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended January 31, 2003.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of July 31, 2003, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date the evaluation was performed.

(b)	Changes in internal controls

There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

1.	Mobility Electronics, Inc. v. Comarco, Inc. and Comarco Wireless Technologies, Inc.,

Case No. CIV-01-1489-PHX-MHM, U.S. District Court for the District of Arizona (“Mobility Arizona Action”);

Comarco Wireless Technologies, Inc. vs. Xtend Micro Products, Inc. and iGo Corporation,

Case No. SACV 02-640 AHS (ANx), U.S. District Court for the Central District of California, Southern Division (“Comarco California Action”);

Comarco Wireless Technologies, Inc. v. Mobility Electronics, Inc., Hipro Electronics Company, Ltd., and iGo Direct Corporation,

Case No. CIV-03-0202 PHX-MHM, U.S. District Court for the District of Arizona (“Comarco Arizona Action”):

In August 2001, Mobility Electronics, Inc. (“Mobility”) initiated the Mobility Arizona Action against the Company and Comarco Wireless Technologies, Inc. (“CWT”) alleging that CWT’s ChargeSource power supply products infringed U.S. Patent No. 5,347,211 (“the ‘211 Patent”). In addition, Mobility sought a declaratory judgment that three of CWT’s power supply related patents are either invalid or not infringed by power supplies produced or to be produced by Mobility. The three CWT patents are U.S. Patent Nos. 6,091,611 (“the ‘611 Patent”), 6,172,884 (“the ‘884 patent”), and 5,838,554 (“the ‘554 patent”). Comarco’s customer, Targus Group International, Inc. (“Targus”) was later added as a defendant.

In June 2002, CWT initiated the Comarco California Action against Xtend Micro Products, Inc. (“Xtend”) and its parent entity, iGo Corporation (“iGo”), alleging that its ‘611 and ‘884 patents are infringed by Xtend’s PowerXtender™ and AC Adapter power supply products as well as other power supply and power adapter products and related accessories. iGo acquired Xtend, and then iGo merged into a newly formed subsidiary of Mobility named iGo Direct Corporation (“iGo Direct”). The Comarco California Action was transferred to and consolidated with the Mobility Arizona Action.

In January 2003, CWT initiated the Comarco Arizona Action against Mobility, iGo Direct, and Hipro Electronics Company, Ltd. (“Hipro”), alleging that the Juice™ power supply products and related accessories made by Hipro for Mobility and sold through iGo Direct, infringed Comarco’s ‘611 and ‘884 patents. The Comarco Arizona Action was consolidated with the Mobility Arizona Action and the Comarco California Action.

Effective July 12, 2003, all the parties to all three actions entered into a Settlement Agreement. All three actions are being dismissed. Under the terms of the Settlement Agreement, neither the Company nor CWT was required to make any payment. Mobility and CWT cross-licensed certain patent rights related to powering electronic devices, including certain patent rights relating to automatic programmability and combination AC/DC capability.

2.	Los Angeles County Service Authority for Freeway Emergencies v. Comarco Wireless Technologies, Inc.,

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

In October 2002, the Court dismissed the first five counts of LASAFE’s complain without prejudice finding that the claims properly belonged in state court, not federal court.

On November 7, 2002, LASAFE filed an action in California Superior Court for the County of Los Angeles, Case No. BC 248897 styled Los Angeles County Service Authority for Freeway Emergencies v. Comarco Wireless Technologies Inc., alleging the same facts and legal theories set forth in its first five counts of the federal case that were discussed. On January 9, 2003, CWT filed an answer and cross-complaint seeking payment for its services under one of the contracts.

On June 3, 2003, the parties mediated the disputes involved in the federal and the state actions and reached a tentative settlement agreement. The LASAFE board has since approved such a settlement, and the parties are currently working on drafting the formal settlement agreement. The federal and state cases have been stayed.

3.	Stephen C. Dixon et al. v. Circuit City Stores, Inc. et al., Case No. 1:03CV173, U.S.D.C. E.D.Va.:

In February 2003, Plaintiffs filed suit against Circuit City Stores, Inc.; Belkin Corporation; Targus, Inc.; and Tecnozone Enterprises, LLC. The complaint alleged that power supply products supplied to Circuit City for resale by Belkin, Targus, and Tecnozone infringed United States Patent No. 6,064,177 (the ‘177 patent). ChargeSource power supply products supplied to Targus by CWT were among the products at issue. In June 2003, the entire case as it related to CWT’s products was dismissed with prejudice.

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all other such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Comarco was held on June 24, 2003. The holders of Comarco’s stock were entitled to elect five directors to serve until 2004.

The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2004 and the number of votes cast for or against with respect to each person.

	For	Withheld
Don M. Bailey	5,507,785	1,163,387
Thomas A. Franza	5,587,983	1,083,189
Gerald D. Griffin	5,776,342	894,830
Jeffrey R. Hultman	6,136,171	535,001
Erik van der Kaay	6,136,146	535,026

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

11	Schedule of Computation of Net Loss Per Share

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K:

The Registrant furnished a Current Report to the SEC on Form 8-K on May 30, 2003 under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal quarter ended April 30, 2003.

The Registrant furnished a Current Report to the SEC on Form 8-K on June 2, 2003, under Item 12, Results of Operations and Financial Condition, to provide a transcript of a conference call and simultaneous web-cast presentation on May 28, 2003, relating to the Company’s financial results for the first quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 12, 2003	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: September 12, 2003	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer