Form 10-Q
period 2003-10-31
COMARCO INC
filed 2003-12-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OCTOBER 31, 2003

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

Yes    ☐            No    ☑

The registrant had 7,217,051 shares of common stock outstanding as of December 10, 2003.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2003

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	October 31, 2003	January 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$13,498	$25,387
Short-term investments	2,629	2,386
Accounts receivable, net	9,093	2,053
Inventory	5,176	3,656
Deferred tax assets, net	3,626	2,748
Other current assets	1,380	1,391

Total current assets	35,402	37,621
Property and equipment, net	3,549	3,532
Capitalized software development costs, net	5,956	5,558
Goodwill, net	2,845	2,393
Acquired intangible assets, net	1,086	707
Other assets	1,133	1,144

	$49,971	$50,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$232	$310
Deferred revenue	3,215	3,552
Accrued liabilities	6,635	5,845

Total current liabilities	10,082	9,707
Deferred compensation	2,629	2,386
Deferred tax liabilities, net	958	877
Minority interest	169	564
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at October 31, 2003 and January 31, 2003	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,160,801 and 7,049,565 shares outstanding at October 31, 2003 and January 31, 2003, respectively	716	705
Additional paid-in capital	11,986	11,198
Retained earnings	23,431	25,518

Total stockholders’ equity	36,133	37,421

	$49,971	$50,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenue	$11,222	$13,033	$23,203	$30,808
Cost of revenue	6,229	6,693	14,491	18,891

Gross profit	4,993	6,340	8,712	11,917
Selling, general and administrative costs	2,113	2,369	7,870	7,099
Asset impairment charges	—	—	—	8,407
Engineering and support costs	1,352	1,703	4,327	4,423

Operating income (loss)	1,528	2,268	(3,485)	(8,012)
Other income, net	39	94	205	297
Minority interest	(10)	(15)	40	64

Income (loss) before income taxes	1,557	2,347	(3,240)	(7,651)
Income tax expense (benefit)	572	861	(1,153)	(1,874)

Income (loss) before cumulative effect of change in accounting principle	985	1,486	(2,087)	(5,777)
Cumulative effect of change in accounting principle	—	—	—	(2,926)

Net income (loss)	$985	$1,486	$(2,087)	$(8,703)

Net income (loss) per share — basic and diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.14	$0.21	$(0.29)	$(0.83)
Cumulative effect of change in accounting principle	—	—	—	(0.42)

Net income (loss) per share — basic and diluted	$0.14	$0.21	$(0.29)	$(1.25)

Weighted average common shares outstanding:
Basic	7,161	6,987	7,108	6,975

Diluted	7,191	7,010	7,108	6,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,087)	$(8,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,845	3,997
Tax benefit from exercise of stock options	99	151
Deferred income taxes	(796)	(2,007)
Asset impairment charges	—	9,666
Loss on disposal of property and equipment	57	154
Cumulative effect of change in accounting principle	—	2,926
Provision for doubtful accounts receivable	370	(66)
Provision for obsolete inventory	(271)	276
Minority interest in loss of subsidiary	(40)	(64)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(7,410)	2,367
Decrease (increase) in inventory	(1,249)	106
Decrease (increase) in other assets	22	(414)
Increase (decrease) in accounts payable	(79)	782
Decrease in deferred revenue	(337)	(1,103)
Increase (decrease) in accrued liabilities	821	(492)

Net cash provided by (used in) operating activities	(7,055)	7,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	131
Purchases of property and equipment	(1,637)	(1,462)
Acquired intangible assets	(520)	(250)
Capitalized software development costs	(2,540)	(3,135)

Net cash used in investing activities	(4,697)	(4,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	226
Net proceeds from issuance of subsidiary common stock	89	78
Purchase of common stock	(195)	(402)

Net cash used in financing activities	(106)	(98)

Net increase (decrease) in cash and cash equivalents – continuing operations	(11,858)	2,762
Net increase (decrease) in cash and cash equivalents – discontinued operations	(31)	162

Net increase (decrease) in cash and cash equivalents	(11,889)	2,924
Cash and cash equivalents, beginning of period	25,387	21,288

Cash and cash equivalents, end of period	$13,498	$24,212

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$14

Cash paid for income taxes	$2	$478

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

2.     Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with generally accepted accounting principles for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2003. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2003 are not necessarily indicative of the results to be expected for the year ending January 31, 2004.

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense has been recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the three and nine months ended October 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Income (loss), Basic Earnings (loss) Per Share, and Diluted Earnings (loss) Per Share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$ 985	$1,486	$(2,087)	$(8,703)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156)	(153)	(470)	(460)

Pro forma	$ 829	$1,333	$(2,557)	$(9,163)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Earnings (loss) per common share — basic:
As reported	$0.14	$0.21	$(0.29)	$(1.25)
Pro forma	0.12	0.19	(0.36)	(1.31)
Earnings (loss) per common share — diluted:
As reported	$0.14	$0.21	$(0.29)	$(1.25)
Pro forma	0.11	0.18	(0.36)	(1.31)

The fair value of options granted under the Company’s stock option plans during the nine months ended October 31, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Nine Months Ended October 31,
	2003	2002
Weighted average risk-free interest rate	3.1%	4.4%
Expected life (in years)	6	6
Expected stock volatility	46.3%	42.9%
Dividend yield	None	None

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

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The EITF indicated that this guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated results of operations or financial position because the Company’s qualifying arrangements were historically treated in a manner consistent with the stated provisions.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the accounting and disclosure provisions of FIN No. 45 effective February 1, 2003. Such adoption did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the accompanying condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN No. 46”). FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and becomes effective as of the first interim period after December 15, 2003 for variable interest entities created or obtained before February 1, 2003. The application of FIN No. 46 did not have a material effect on the Company’s consolidated results of operations or financial position. The Company has no variable interest entities that would require disclosure or consolidation under FIN No. 46.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

impact on the Company’s consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

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

SFAS No. 150 is effective for financial instruments as of the first interim period beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

4.     Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2003, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the third quarter ended October 31, 2003, the Company did not repurchase any shares of its common stock.

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

The following table presents a reconciliation of the use of the product recall accrual (in thousands):

Product Recall Liability 1/31/03	Adjustments	Payments	Product Recall Liability 10/31/03

$554	$ —	$(284)	$270

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The product recall liability is included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company believes that the balance remaining as of October 31, 2003 is adequate to cover additional product recall costs expected to be paid.

Additionally, of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, qualifying product returns totaling $2.1 million were received from Targus through September 14, 2003, the date through which returns were allowed under the terms of the agreement. The remaining unused portion of the credit in the amount of $1.1 million was recorded as revenue during the third quarter ended October 31, 2003.

6.     Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the nine months ended October 31, 2003 and October 31, 2002, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Basic:
Income (loss) before cumulative effect of accounting change	$985	$1,486	$(2,087)	$(5,777)
Weighted average shares outstanding	7,161	6,987	7,108	6,975

Basic income (loss) per share before cumulative effect of accounting change	$0.14	$0.21	$(0.29)	$(0.83)

Cumulative effect of accounting change	$—	$—	$—	$(2,926)
Weighted average shares outstanding	7,161	6,987	7,108	6,975

Basic loss per share from cumulative effect of accounting change	$—	$—	$—	$(0.42)
Net income (loss)	$985	$1,486	$(2,087)	$(8,703)
Weighted average shares outstanding	7,161	6,987	7,108	6,975

Basic income (loss) per share	$0.14	$0.21	$(0.29)	$(1.25)

Diluted:
Income (loss) before cumulative effect of accounting change	$985	$1,486	$(2,087)	$(5,777)
Effect of subsidiary options	(10)	(36)	—	—

Income (loss) used in calculation of diluted income (loss) per share before cumulative effect of accounting change	$975	$1,450	$(2,087)	$(5,777)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Weighted average shares outstanding	7,161	6,987	7,108	6,975
Effect of dilutive securities – stock options	30	23	—	—

Weighted average shares used in calculation of diluted income (loss) per share before cumulative effect of accounting change	7,191	7,010	7,108	6,975

Diluted income (loss) per share before cumulative effect of accounting change	$0.14	$0.21	$(0.29)	$(0.83)

Cumulative effect of accounting change	$—	$—	$—	$(2,926)
Effect of subsidiary options	—	—	—	—

Net loss used in calculation of diluted loss per share from cumulative effect of accounting change	$—	$—	$—	$(2,926)

Weighted average shares outstanding	7,161	6,987	7,108	6,975
Effect of dilutive securities – stock options	30	23	—	—

Weighted average shares used in calculation of diluted loss per share from cumulative effect of accounting change	7,191	7,010	7,108	6,975

Diluted loss per share from cumulative effect of accounting change	$—	$—	$—	$(0.42)

Net income (loss)	$985	$1,486	$(2,087)	$(8,703)
Effect of subsidiary options	(10)	(36)	—	—

Net income (loss) used in calculation of diluted income (loss) per share	$975	$1,450	$(2,087)	$(8,703)

Weighted average shares outstanding	7,161	6,987	7,108	6,975
Effect of dilutive securities – stock options	30	23	—	—

Weighted average shares used in calculation of diluted income (loss) per share	7,191	7,010	7,108	6,975

Diluted income (loss) per share	$0.14	$0.21	$(0.29)	$(1.25)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.     Inventory

Inventory consists of the following (in thousands):

	October 31, 2003	January 31, 2003
Raw materials	$4,212	$2,483
Work in progress	301	352
Finished goods	663	821

	$5,176	$3,656

Inventories are net of write downs for excess and obsolete inventory of approximately $2.3 million and $2.6 million as of October 31, 2003 and January 31, 2003, respectively. The Company regularly reviews inventory quantities on hand and records a write down for excess and obsolete inventory based primarily on historical usage, forecasted product demand, and production requirements for the next twelve months.

8.     Capitalized Software Development Costs, Net

Capitalized software development costs consist of the following (in thousands):

	October 31, 2003	January 31, 2003
Capitalized software development costs	$8,746	$9,362
Less: accumulated amortization	(2,790)	(3,804)

	$5,956	$5,558

Amortization of software development costs for the three months ended October 31, 2003 and 2002 totaled $1.0 million and $0.3 million, respectively. For the nine months ended October 31, 2003 and 2002, amortization of software development costs totaled $2.1 million and $2.4 million, respectively. Amortization of software development costs has been reported in cost of revenue in the accompanying condensed consolidated financial statements.

Additionally, during the first quarter of fiscal 2004, fully amortized software development costs totaling $3.2 million and the corresponding accumulated amortization were retired.

9.     Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	October 31, 2003	January 31, 2003
Goodwill	$3,248	$2,796
Less: accumulated amortization	(403)	(403)

	$2,845	$2,393

Definite-lived intangible assets	$971	$452
Less: accumulated amortization	(140)	—

	$831	$452

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	October 31, 2003	January 31, 2003
Indefinite-lived intangible assets	$1,000	$1,000
Less: accumulated amortization	(745)	(745)

	$255	$255

The Company ceased amortizing goodwill and indefinite-lived intangible assets beginning February 1, 2002 upon adoption of SFAS No. 142. Amortization of definite-lived acquired intangible assets for the three months ended October 31, 2003 totaled $64,000. No amortization expense was recorded for the three months ended October 31, 2002. Amortization of definite-lived acquired intangible assets for the nine months ended October 31, 2003 and 2002, totaled $140,000 and $176,000, respectively.

Additions to goodwill totaled $0.5 million for the nine months ended October 31, 2003. There were no such additions for the three months ended October 31, 2003. The current fiscal year increase represents the Company’s purchase of a minority interest in CWT. For the three and nine months ended October 31, 2003, additions of definite-lived intangible assets totaled $0.3 million and $0.5 million, respectively. The additions represent costs incurred for license rights related to mobile phone technologies.

10.     Customer Concentrations

The Company’s sales have historically been concentrated with a small number of customers. During the three months ended October 31, 2003 and 2002, sales to customers that accounted for 10 percent or more of revenues for the period totaled $4.8 million and $6.8 million, respectively. Sales to Targus accounted for approximately 53 percent and 52 percent of total revenue for the three months ended October 31, 2003 and 2002, respectively. During the three months ended October 31, 2003 and 2002, no other customer accounted for more than 10 percent of revenue.

For the nine months ended October 31, 2003 and 2002, sales to customers that accounted for 10 percent or more of revenue for the period totaled $8.1 million and $13.5 million, respectively. Sales to Targus accounted for approximately 35 percent and 44 percent of total revenues during those periods, respectively. For the nine months ended October 31, 2003 and 2002, no other customer constituted more than 10 percent of revenue.

As of October 31, 2003, approximately 51 percent of total accounts receivable related to one customer that accounted for 10 percent or more of Comarco’s total revenue. The loss of, or reduction in, sales to this customer could have a material adverse effect on the Company’s business, results of operations, and financial position.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended October 31, 2003			Three Months Ended October 31, 2002
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions	Wireless Applications	Total
Revenue	$3,171	$8,051	$11,222	$2,909	$10,124	$13,033
Cost of revenue	1,981	4,248	6,229	1,110	5,583	6,693

Gross profit	$1,190	$3,803	$4,993	$1,799	$4,541	$6,340

Gross margin	37.5%	47.2%	44.5%	61.8%	44.9%	48.6%

	Nine Months Ended October 31, 2003			Nine Months Ended October 31, 2002
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions	Wireless Applications	Total
Revenue	$7,505	$15,698	$23,203	$9,394	$21,414	$30,808
Cost of revenue	4,360	10,131	14,491	6,732	12,159	18,891

Gross profit	$3,145	$5,567	$8,712	$2,662	$9,255	$11,917

Gross margin	41.9%	35.5%	37.5%	28.3%	43.2%	38.7%

	Wireless Test Solutions	Wireless Applications	Corporate	Total
Assets at October 31, 2003	$15,780	$10,547	$23,644	$49,971

Assets at October 31, 2002	$13,120	$18,786	$21,535	$53,441

Revenue by geographic area consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
North America	$9,669	$10,595	$19,176	$26,010
Europe	482	1,838	2,269	3,155
Asia	118	540	277	908
Latin America	953	60	1,481	735

	$11,222	$13,033	$23,203	$30,808

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the first half of fiscal 2004, we completed the development of our Seven.Five hardware and various related software applications, and began shipping products to customers in Europe, North America and Latin America. Seven.Five is a mobile test platform that is adaptable to many test applications. It provides wireless infrastructure analysis, benchmarking and optimization for 2G, 2.5G and 3G network deployments. We expect to complete the development of additional Seven.Five software applications during the fourth quarter of fiscal 2004.

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

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, we have approximately 14,000 call boxes installed, the majority of which are serviced and maintained under long-term agreements which expire at various dates through February 2011.

Approximately 75 percent of our call box revenue is derived from agencies of California’s state and local governments. The State of California is currently experiencing financial and political challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California-based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. While we currently believe that these projects will move ahead, we are unable to forecast the timing of such events in the near-term.

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

Until recently, most current notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is currently transitioning to notebook computers with increasing power requirements. As the power requirement increases, so does the size of the original equipment of the manufacturer (“OEM”) AC charger sold with the notebook computer. To address this industry wide trend, we have developed a family of ChargeSource products that are compatible with legacy and current notebook computers, as well as those notebook computers expected to be available during the next 18 to 24 months. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor. The new ChargeSource family of products consists of the following:

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

In cooperation with the Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of its legacy ChargeSource 70-watt AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, qualifying product returns totaling $2.1 million have been received from Targus through October 31, 2003. During the third quarter, the remaining $1.1 million unused credit was recorded as revenue, consistent with the expiration of the right of return and the term of the agreement. Additionally, the Company accrued $554,000 in costs related to the recall action in cost of revenue. The Company believes that the balance remaining as of October 31, 2003 of $270,000 is adequate to cover additional product recall costs expected to be paid.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three and nine months ended October 31, 2003 and 2002. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenue	100%	100%	100%	100%
Cost of revenue	55.5	51.4	62.4	61.3

Gross margin	44.5	48.6	37.6	38.7
Selling, general and administrative costs	18.8	18.2	33.9	23.0
Asset impairment charge	—	—	—	27.3
Engineering and support costs	12.1	13.0	18.7	14.4

Operating income (loss)	13.6	17.4	(15.0)	(26.0)
Other income, net	0.4	0.7	0.9	1.0
Minority interest	(0.1)	(0.1)	0.2	0.2

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Income (loss) before income taxes	13.9	18.0	(13.9)	(24.8)
Income tax expense (benefit)	5.1	6.6	(4.9)	(6.1)

Net income (loss) before cumulative effect of change in accounting principle	8.8%	11.4%	(9.0)%	(18.7)%

Comparison of the three months ended October 31, 2003 to the three months ended October 31, 2002

Consolidated

Revenue

Total revenue for the third quarter of fiscal 2004, which ended October 31, 2003, was $11.2 million compared to $13.0 million for the third quarter of fiscal 2003, a decrease of $1.8 million or 13.9 percent. As discussed in the wireless applications revenue section, the decrease is attributable to decreased sales of our wireless applications products, partially offset by a $1.1 million unused recall credit that expired under the terms of the agreement with Targus, recorded as revenue during the third quarter of fiscal 2004.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Certain of our customers purchase products from us at central locations and then reship the product to locations throughout the world. Accordingly, we are unable to track the ultimate geographic location of our products. Sales to customers in North America and Europe accounted for approximately 86 percent and 4 percent of revenue, or $9.7 million and $0.5 million, respectively, for the third quarter ended October 31, 2003. For the comparable period of the prior fiscal year, sales to customers in North America and Europe accounted for approximately 82 percent and 14 percent of revenue, or $10.6 million and $1.8 million, respectively.

Cost of Revenue and Gross Margin

Total cost of revenue for the third quarter of fiscal 2004 was $6.2 million compared to $6.7 million for the third quarter of fiscal 2003, a decrease of approximately $0.5 million or 6.9 percent. As a percentage of revenue, gross margin decreased to 44.5 percent from 48.6 percent for the third quarter of the prior fiscal year. The decrease in gross margin is due to increased amortization of capitalized software development costs related to our wireless test solutions business which totaled $1.0 million and $0.3 million for the three months ended October 31, 2003 and 2002, respectively and additional costs of ramping-up production of our newly released 120-watt universal power adapters. The decrease in gross margin was partially offset by the $1.1 million unused recall credit.

Selling, General and Administrative Costs

Selling, general, and administrative costs for the third quarter of fiscal 2004 were $2.1 million compared to $2.4 million for the third quarter of fiscal 2003, a decrease of $0.3 million or 10.8 percent. Approximately $0.2 million of the decrease relates to reduced legal fees incurred in the third quarter of fiscal 2004 compared to the corresponding period of the prior fiscal year. The Company settled ongoing litigation in the second quarter of fiscal 2004 and as a result our legal fees have decreased in the current quarter. Additionally, $0.1 million of the decrease is due to reduced employee benefits expense in the current year. We are using previously forfeited employer matching contributions to fund our current savings and retirement plan matching obligations. As a percentage of revenue, selling, general, and administrative costs were 18.8 percent and 18.2 percent for the quarters ended October 31, 2003 and 2002, respectively.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our wireless test solutions products that will be sold when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the third quarter of fiscal 2004 and 2003 are as follows (in thousands):

	Three Months Ended October 31,
	2003	2002
Engineering	$1,820	$1,793
Less: Capitalized software development costs	(811)	(712)
Support costs	343	622

	$1,352	$1,703

Engineering and support costs, net of capitalized software development costs, for the third quarter of fiscal 2004 were $1.4 million compared to $1.7 million for the prior fiscal quarter, a decrease of approximately $0.3 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $0.2 million in comparison to the third quarter of fiscal 2003. This decrease is primarily due to reduced staffing of our product support function.

Other Income

Other income consists primarily of interest income.

Income Tax Benefit

The effective tax rates for the quarters ended October 31, 2003 and 2002 were constant at 36.7 percent.

Wireless Test Solutions

	Three Months Ended October 31,
	2003	2002
	(In thousands)
Revenue	$3,171	$2,909
Cost of revenue	1,981	1,110

Gross profit	$1,190	$1,799

Gross margin	37.5%	61.8%

Revenue

Wireless test solutions revenue for the third quarter of fiscal 2004 was $3.2 million compared to $2.9 million for the third quarter of fiscal 2003, an increase of $0.3 million or 9.0 percent. This increase reflects customer orders for our newly released products developed under the Seven.Five platform.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless test solutions business for the third quarter of fiscal 2004 was $2.0 million compared to $1.1 million for the third quarter of fiscal 2003, an increase of approximately $0.9 million or 78.5 percent. Gross margin for the third quarter of fiscal 2004 decreased to 37.5 percent from 61.8 percent for the corresponding period of the prior fiscal year. The decrease in gross margin is primarily a result of higher rates of capitalized software development amortization expense. Software amortization expense, recorded in cost of sales, was $1.0 million for the third quarter of fiscal 2004 compared to $0.3 million for the third quarter of fiscal 2003, an increase of $0.7 million. This increase in software amortization is due to the development and release of our Seven.Five product platform in the current year.

Wireless Applications

	Three Months Ended October 31,
	2003	2002
	(In thousands)
Revenue	$8,051	$10,124
Cost of revenue	4,248	5,583

Gross profit	$3,803	$4,541

Gross margin	47.2%	44.9%

Revenue

Wireless applications revenue for the third quarter of fiscal 2004 was $8.0 million compared to $10.1 million for the third quarter of fiscal 2003, a decrease of approximately $2.1 million or 20.5 percent. This decrease was due to a $0.6 million decrease in sales of our ChargeSource products and a $1.5 million decrease in sales of our call box products.

As discussed previously, the ChargeSource revenue includes $1.1 million in revenue related to the unused portion of the product recall credit. Excluding this credit to revenue, ChargeSource revenue would have decreased $1.7 million or 25% compared to the third quarter of fiscal 2003. The decrease in sales of our ChargeSource products is due to the phase-out of our 70-watt products as our primary market offering and the transition to newly developed 120-watt products. We began shipping both the 120-watt universal AC/DC and 120-watt universal DC power adapters at the end of the second quarter of fiscal 2004, and increased production to expected monthly production levels in the middle of the third quarter.

The decrease in sales of our call box products relates to delays in receiving contracts to upgrade and expand several call systems based in California. As previously discussed, California is currently experiencing financial and political challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. Sales of call box products tend to fluctuate from quarter to quarter while revenue from the long-term maintenance contracts is relatively comparable quarter to quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the third quarter of fiscal 2004 was $4.2 million compared to $5.6 million for the third quarter of fiscal 2003, a decrease of approximately $1.4 million or 23.9 percent. The decrease in cost of revenue is consistent with the decreased revenue for the same period. As a percentage of revenue, gross margin was 47.2 percent versus 44.9 percent for the corresponding period of the prior fiscal year. Excluding the aforementioned $1.1 million credit to revenue, the gross margin for the third quarter of fiscal 2004 would have been 38.7 percent. Gross margin for the three months ended October 31, 2003 includes costs of ramping-up production of our newly released 120-watt universal power adapters, which began shipping at the end of the second quarter of fiscal 2004, and did not reach expected production levels until mid-third quarter.

Comparison of the Nine Months Ended October 31, 2003 to the Nine Months Ended October 31, 2002

Consolidated

Revenue

Total revenue for the nine months ended October 31, 2003, was $23.2 million compared to $30.8 million for the nine months ended October 31, 2002, a decrease of approximately $7.6 million or 24.7 percent. As discussed below, the decrease is attributable to a $5.7 million decrease in sales of our wireless applications products and a $1.9 million decrease in sales of our wireless test solutions products.

Sales to customers in North America and Europe accounted for approximately 83 percent and 10 percent of revenue, or $19.2 million and $2.3 million, respectively, for the nine months ended October 31, 2003. For the comparable period of the prior fiscal year, sales to customers in North America and Europe accounted for approximately 84 percent and 10 percent of revenue, or $26.0 million and $3.1 million, respectively.

Cost of Revenue and Gross Margin

Total cost of revenue for the nine months ended October 31, 2003, was $14.5 million compared to $18.9 million for the corresponding period of fiscal 2003, a decrease of approximately $4.4 million or 23.3 percent. During the nine months ended October 31, 2002, we recorded a non-cash inventory impairment charge totaling $1.2 million related to our wireless test solutions legacy 2G products. No such costs were incurred in the corresponding period of the current fiscal year. The remaining decrease in cost of revenue is consistent with the decrease in revenue for the current fiscal year. As a percentage of revenue, gross margin was 37.6 percent as compared to 38.7 percent for the nine months ended October 31, 2003 and 2002, respectively. As discussed below, the decrease in gross margin in the current period is primarily attributable to the costs of ramping up production of our newly released 120-watt universal power adapters.

Selling, General and Administrative Costs

Selling, general and administrative costs for the nine months ended October 31, 2003, were $7.9 million compared to $7.1 million for the corresponding period of the prior fiscal year, an increase of $0.8 million or 10.9 percent. The increase in selling, general and administrative expenses is attributable to the legal settlements and related fees in the amount of $1.7 million incurred during the second quarter of fiscal 2004, partially offset by reductions in other indirect costs as well as markedly reduced legal fees incurred in the third quarter of the current fiscal year. As a percentage of revenue, selling, general and administrative costs were 33.9 percent and 23.0 percent for the nine months ended October 31, 2003 and 2002, respectively.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our wireless test solutions products that will be sold when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the nine months ended October 31, 2003 and 2002, are as follows (in thousands):

	Nine Months Ended October 31,
	2003	2002
Engineering	$5,745	$5,237
Less: Capitalized software development costs	(2,538)	(2,727)
Support costs	1,120	1,913

	$4,327	$4,423

Engineering and support costs, net of capitalized software development costs, for the nine months ended October 31, 2003 were $4.3 million compared to $4.4 million for the corresponding period of the prior fiscal year, a decrease of approximately $0.1 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $0.3 million compared to the nine months ended October 31, 2003. This is primarily due to increased product development costs offset by reduced staffing of our product support function. Capitalized software development costs decreased $0.2 million for the nine months ended October 31, 2003 in comparison to the comparable period of the prior fiscal year. The increase in engineering costs during fiscal 2004 is attributable to the development and release of Seven.Five products, including the Seven.Five Solo and Seven.Five Duo, during the second quarter of fiscal 2004, and release of Seven.Five 1X during the third quarter of fiscal 2004.

Other Income

Other income consists primarily of interest income.

Income Tax Benefit

The effective tax rate for the nine months ended October 31, 2003 and 2002 was 35.6 percent and 24.5 percent, respectively. The lower prior year effective tax rate used to compute the tax benefit of $1.9 million was caused primarily by permanent differences in our taxable loss for fiscal 2003 as a result of non-deductible intangible asset impairment charges recorded during the second quarter of fiscal 2003. No such non-deductible expenses were recorded in fiscal 2004.

Cumulative Effect of Accounting Change

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” effective February 1, 2002. During the second quarter of fiscal 2003, we completed the required transitional impairment test under the new rules and recorded a non-cash charge of $2.9 million to write down fully the carrying value of the goodwill related to our EDX software reporting unit. This reporting unit is included in our wireless test solutions segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. during December 2000. Such charge is reflected as a cumulative effect of change in accounting principle. In calculating the impairment charge, the fair value of the impaired reporting unit underlying the wireless infrastructure segment was estimated using a discounted cash flow methodology. This charge writes off the entire carrying value of the recorded goodwill for that reporting unit. No comparable charges were recorded during the nine months ended October 31, 2003.

Wireless Test Solutions

	Nine Months Ended October 31,
	2003	2002
	(Dollars in thousands)
Revenue	$7,505	$9,394
Cost of revenue	4,360	6,732

Gross profit	$3,145	$2,662

Gross margin	41.9%	28.3%

Revenue

Revenue from our wireless test solutions segment for the nine months ended October 31, 2003, was $7.5 million compared to $9.4 million for the nine months ended October 31, 2002, a decrease of 20.1 percent. Of the total decrease of $1.9 million, $0.9 million relates to the exiting of the engineering services business, which we ceased providing in the second quarter of fiscal 2003. The remaining decrease of $1.0 million represents the shifting of sales from our legacy 2G wireless test solutions products coupled with delays in receiving orders in anticipation of the release of our Seven.Five products.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless test solutions segment for the nine months ended October 31, 2003, was $4.4 million compared to $6.7 million for the nine months ended October 31, 2002, a decrease of approximately $2.4 million or 35.2 percent. Gross margin for the nine months ended October 31, 2003 increased to 41.9 percent from 28.3 percent for the corresponding period of the prior fiscal year. The increase in gross margin was due to a non-cash inventory impairment charge totaling $1.2 million that was recorded during the nine months ended October 31, 2002. No comparable costs were incurred during fiscal 2004.

Wireless Applications

	Nine Months Ended October 31,
	2003	2002
	(Dollars in thousands)
Revenue	$15,698	$21,414
Cost of revenue	10,131	12,159

Gross profit	$5,567	$9,255

Gross margin	35.5%	43.2%

Revenue

Revenue from our wireless applications segment for the nine months ended October 31, 2003 was $15.7 million compared to $21.4 million for the nine months ended October 31, 2002, a decrease of approximately $5.7 million or 26.7 percent. This decrease was due to a $3.2 million decrease in sales of our ChargeSource products and a $2.5 million decrease in sales of our call box products.

The decrease in sales of our ChargeSource products is due to the phase-out of our 70-watt products as our primary market offering and the transition to newly developed 120-watt products. We began shipping both the 120-watt universal AC/DC and 120-watt universal DC power adapters at the end of the second quarter of fiscal 2004. The decrease in sales during the current fiscal year is partially offset by a $1.1 million unused recall credit that expired under the terms of the agreement with Targus. For the fourth quarter of fiscal 2004, we expect that our ChargeSource revenue will be approximately $5.5 million.

The decrease in sales of our call box products relates to delays in receiving contracts to upgrade and expand several call systems based in California. As previously discussed, California is currently experiencing financial and political challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. Sales of call box products tend to fluctuate from quarter to quarter while revenue from the long-term maintenance contracts is relatively comparable quarter to quarter.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless applications segment for the nine months ended October 31, 2003 was $10.1 million compared to $12.1 million for the nine months ended October 31, 2002, a decrease of $2.0 million or 16.7 percent. As a percentage of revenue, gross margin decreased to 35.5 percent from 43.2 percent for the nine months ended October 31, 2002. The decrease in gross margin is attributable to production costs associated with the new 120-watt products, which began shipping at the end of the second quarter of fiscal 2004.

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $13.5 million at October 31, 2003 and no outstanding debt.

The following table summarizes Comarco’s cash flows for the nine months ended October 31, 2003 and 2002:

	Nine Months Ended October 31,
	2003	2002
	(In thousands)
Net cash provided by (used in):
Operating activities	$(7,055)	$7,576
Investing activities	(4,697)	(4,716)
Financing activities	(106)	(98)

Net increase (decrease) in cash and cash equivalents — continuing operations	$(11,858)	$2,762

Cash Flows from Operating Activities

Cash used in operations was $7.1 million for the nine months ended October 31, 2003 compared to $7.6 million of cash generated from operations for the corresponding period of the prior fiscal year. The net income from continuing operations before non-cash charges of depreciation and amortization was approximately $1.8 million. Additionally, the Company’s accounts receivable increased by $7.4 million and our inventory increased by $1.2 million. The increase in accounts receivable reflects our higher sales revenue in the latter part of the third quarter primarily due to shipments of our new 120-watt universal power adapters. Similarly, our increase in inventory reflects purchases made to fulfill our existing orders for the fourth quarter.

The $7.6 million in cash provided by operations for the nine months ended October 31, 2002 is primarily related to net income from operations before non-cash charges of depreciation and amortization, asset impairment charges, and cumulative effect of change in accounting principle of $7.9 million. Cash generated is further increased by a reduction in accounts receivable of $2.3 million and is offset primarily by a decrease in deferred revenue of $1.1 million and the $2.0 million increase in the deferred tax benefit.

Cash Flows from Investing Activities

Net cash used in investing activities remained constant at $4.7 million for the nine months ended October 31, 2003 and 2002. In both periods, capital expenditures for property and equipment and software development constituted substantially all of our cash used in investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for the first nine months of fiscal 2004 consisted of $195,000 that was used to repurchase 25,640 shares of the Company’s common stock in the open market for an average purchase price of $7.61. From program inception in 1992 through October 31, 2003, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. The cash used was offset by $89,000 from the sale of common stock issued through the Company’s subsidiary option plan. Net cash used in financing activities for the nine months ended October 31, 2002 consisted of $402,000 that was used to repurchase 43,943 shares of the Company’s common stock in the open market for an average price of $9.15 per share under our share repurchase program. The cash used was offset by proceeds of $78,000 received from the sales of common stock issued through the Company’s subsidiary stock option plan and proceeds from the sale of common stock issued through employee and director stock option plans of $226,000.

We believe that our existing cash and cash equivalent balances and cash from operations will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months.

Critical Accounting Policies

We have identified the following critical accounting policies as the most significant for purposes of fully understanding and evaluating our reported financial results: revenue recognition, capitalized software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets. These critical accounting policies have been applied during the first, second, and third quarters of fiscal 2004 consistent with the prior periods and the year ended January 31, 2003.

For further information, refer to the discussion of critical accounting policies included in Management’s Discussion and Analysis in the Company’s annual report on Form 10-K for the year ended January 31, 2003.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of October 31, 2003, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

(b)	Changes in internal controls over financial reporting

There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting subsequent to the date of our most recent evaluation.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K with the SEC on September 4, 2003 under Item 12, Results of Operations and Financial Condition, announcing financial results for the fiscal quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: December 12, 2003	/S/ THOMAS A. FRANZA
Thomas A. Franza
President and Chief Executive Officer

Date: December 12, 2003	/S/ DANIEL R. LUTZ
Daniel R. Lutz
Vice President and Chief Financial Officer