Form 10-K
period 2004-01-31
COMARCO INC
filed 2004-05-17
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

Common Stock outstanding at April 22, 2004 — 7,284,374 shares.

Class	Aggregate market value of Shares Held by Non-Affiliates
Common Stock	$55,503,031

The total number of shares held by non-affiliates on the last business day of the most recently completed second fiscal quarter (July 31, 2003) was 7,002,526. This number was multiplied by $7.93 per share (the closing sale price of the Common Stock on July 31, 2003 in the NASDAQ National Market System, as reported by NASDAQ) to determine the aggregate market value of non-affiliate shares set forth above. (The assumption is made, solely for purposes of the above computation, that all Officers and Directors of registrant are affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

The Company intends to file with the Securities and Exchange Commission by May 25, 2004 a definitive Proxy Statement (the “2004 Proxy Statement”) relating to its 2004 Annual Meeting of Stockholders, which meeting involves the election of directors. The 2004 Proxy Statement is incorporated by reference in Part III of this Form 10-K and shall be deemed to be a part hereof.

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

i

PART I

FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this annual report on Form 10-K (the “report”), other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit, gross margin, and income, manufacturing capacity, our accounting estimates, assumptions and judgments, the market acceptance and performance of our products, the status of evolving technologies and their growth potential, the cost and success of our development projects, the timing of new product introductions, our production capacity, and the need for additional capital. These forward-looking statements are based on our current expectations and estimates, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These forward-looking statements speak only as of the date of this report and are based upon the information known to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section entitled “Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition” in Part I, Item 1 of this report, and other risks identified from time to time in our filings with the Securities and Exchange Commission (“SEC”), press releases, and other communications.

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.comarco.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. Any document we file with the SEC can be read at the SEC’s public reference room in Washington, DC. For further information on the public reference room, call the SEC at (800) SEC-0330.

ITEM 1.	BUSINESS

General

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

We have two primary businesses: wireless test solutions (“WTS”) and wireless applications. Our wireless test solutions business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2004” refers to our fiscal year ended January 31, 2004.

Our Businesses

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools used by wireless carriers, equipment vendors, and others. Radio engineers, network improvement professionals and technicians, and others use these test tools to design, deploy, and optimize wireless networks, and to verify the performance and quality of service delivered by the wireless networks once deployed. As wireless carriers continue to deploy 2.5G and 3G technologies across their existing networks, the demand for our WTS products is expected to increase.

Products

WTS’s product offering is based on our Seven.Five product platform. Seven.Five is a hardware and software solution that is flexible, scalable, and modular allowing our customers to work with all 2G, 2.5G, and 3G technologies. Seven.Five can be configured in virtually any combination of test mobiles and multi-band, multi-technology scanning receivers. Test applications include; optimization and benchmarking of wireless networks, in-building or in-vehicle testing, fixed or mobile, voice, data, or video.

Services

We ceased providing engineering services during the second quarter of fiscal 2003. Prior to that, WTS provided engineering services that assisted wireless carriers, equipment vendors, and others deploy, optimize, and evaluate the performance of wireless networks. When engaged, we were able to provide and support skilled radio engineers and technicians and the test tools best suited for the engagement.

We began offering engineering services, which were complementary to our WTS products, to wireless carriers and equipment vendors during the fourth quarter of fiscal 2000. During the subsequent two years, we were awarded several profitable multi-million dollar contracts, as well as numerous smaller engagements. However, wireless carriers dramatically reduced their spending near the end of fiscal 2002 and the competition to provide engineering services became more intense. Reduced contract pricing and fewer opportunities resulted in reduced revenue and profitability for all engineering services providers. Accordingly, during the first half of fiscal 2003, we ceased our efforts to obtain additional service contracts, and completed our remaining contractual obligations, reduced head count, and sold a portion of the assets previously used in providing engineering services.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 14,000 call boxes that we service and maintain under long-term agreements.

ChargeSource Products

Our wireless applications business also includes the ChargeSource family of mobile power products. Designed with the needs of the traveling professional in mind, our ChargeSource mobile power products provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned product offering consists of universal AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource products are also universal allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip connected to the end of the charging cable, our universal power adapters are capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices.

Until recently, most notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is currently transitioning to notebook computers with increasing power requirements. As power requirements increase, so does the size of the original equipment manufacturer (“OEM”) power adapter sold with each notebook computer. To address this industry wide trend, we have developed a family of high-power ChargeSource products that are compatible with most legacy, current, and planned notebook computers. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor. We believe our patented electrical designs will continue to be the basis for even higher-power universal power adapters that are expected to meet evolving global standards, including the planned standards of the European Union (“EU”), and the increasing power requirements of the notebook computer OEMs, and allow us to offer customers cutting edge technology without significantly increasing the size or weight of our products. We also expect these higher-power universal power adapters to continue to be significantly smaller and lighter than their OEM counterparts.

The ChargeSource product family consists of the following released (or to be released, as indicated) universal power adapters:

•	120-Watt Universal AC/DC Adapter – This adapter is used in the office, home, hotel, as well as the automobile and airplane and is capable of charging most notebook computers requiring up to 120 watts of power, as well as cellular telephones, PDAs, and other handheld devices.

•	120-Watt and 70-Watt Universal DC Adapters – These adapters are used in the automobile and airplane and are capable of charging most notebook computers, as well as cellular telephones, PDAs, and other handheld devices.

•	150-Watt Universal AC/DC Adapter – This adapter is used in the office, home, hotel, as well as the automobile and airplane and is capable of charging most notebook computers requiring up to 150 watts of power, as well as cellular telephones, PDAs, and other handheld devices. (This product is currently under development.)

•	Low-Power AC/DC Adapter – Designed for those individuals who do not travel with a notebook computer, but have a need for a universal adapter that can charge cellular telephones, PDAs, DVD and MP3 players, digital cameras and camcorders, and other handheld devices. This adapter is used in the office, home, hotel, as well as an automobile and airplane. (To be released during the second-half of fiscal 2005.)

•	Universal Battery – This 60-watt hour universal battery is used to charge most notebook computers, cellular telephones, PDA’s, and other handheld devices. (This product is currently under development.)

Marketing, Sales, and Distribution

Wireless Test Solutions. We market and sell our WTS products through a direct sales force of technically trained personnel and through independent sales representatives, and affiliated and unaffiliated resellers. Our North American sales are made through our direct sales and marketing organizations located in California. Sales to our customers in Latin and South America are generally made through our office located in Mexico City, assisted by the sales and marketing organizations based in our California office. These offices also coordinate the marketing, sales, and support efforts of a network of representatives and distributors responsible for sales to customers in other geographic regions.

During fiscal 2002, we purchased an equity stake in Switzerland based SwissQual AG (“SwissQual”), a developer of Quality of Service systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual is responsible for reselling and supporting our co-branded WTS products in Europe, Middle East, and North Africa (“EMEA”).

Wireless Applications. Historically, our ChargeSource mobile power products have been distributed by Targus Group International (“Targus”). During the fourth quarter of fiscal 2004 we terminated our relationship with Targus and entered into a strategic agreement with Belkin Corporation (“Belkin”). Under this agreement, Belkin granted exclusive worldwide distribution rights to distribute ChargeSource products in several strategic end-market categories including electronic retailers, specialty retailers, OEM third-party options, and Fortune 1000 corporate customers. We expect to make our final product sales to Targus, as well as our initial shipments to Belkin during the first half of fiscal 2005. We market and sell our call box systems through a direct sales force located in California.

Competition

Wireless Test Solutions. The market for our hardware and software test tools is highly competitive and is served by numerous providers. Our primary competitors with respect to our WTS products are Agilent Technologies, Ascom, Ericsson, and Andrew Corporation. Many of our competitors are larger and have greater financial resources.

The wireless industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. To compete successfully in our market, we believe we must:

•	properly identify customer needs;

•	price our products competitively;

•	innovate and develop new or enhanced products;

•	successfully commercialize new technologies in a timely manner;

•	manufacture and deliver our products in sufficient volumes on time, and

•	differentiate our offerings from our competitors’ offerings.

Wireless Applications. The market for our emergency call box systems is also served by numerous providers, including Gaitronics, Talk-A-Phone, and other manufactures of wireless and wireline emergency and information telephones. Numerous providers, including Mobility Electronics and Fellowes, as well as the cellular telephone and personal computer OEMs, also serve the market for our ChargeSource mobile power products. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our wireless applications products provide us with a competitive advantage. However, our ability to compete in these markets depends on our ability to successfully commercialize new technologies in a timely manner, and manufacture and deliver our products in sufficient volumes.

Key Customers

We sell our products to wireless carriers, equipment vendors, and others located throughout the world. In 2004, we derived 84 percent of our revenues from customers located in the United States and 16 percent from customers located in foreign countries. We derive a substantial portion of our revenue from a limited number of customers. In fiscal 2004, 2003, and 2002 Targus, the former distributor of our mobile power products, provided 38 percent, 43 percent, and 22 percent of our revenue, respectively. In fiscal 2002, Nortel Networks provided 12 percent of our revenue under an engineering services contract. The spending patterns of Belkin, our current exclusive distributor, or any of our other key customers can vary significantly during the year. Any elimination or change in the spending patterns of these customers could negatively affect our operating results.

Research and Development

We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, and evolving technology standards. Accordingly, we devote significant resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.

As of April 22, 2004, we employed approximately 30 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

•	we collaborate closely with our customers and partners to design and manufacture new products or modify existing products to specifications required by our customers;

•	we design and manufacture enhancements and improvements to our existing products in response to our customers’ requests or feedback, and

•	we independently design and build new products in anticipation of the needs of our customers as they transition existing 2G wireless networks to next-generation technologies.

If we fail to properly respond to the needs of our customers with the development of new or enhanced products in a timely manner, our portfolio of products is likely to become technologically obsolete over time. We recently developed a new WTS product platform, Seven.Five, in response to the needs of wireless carriers for flexible, scalable, and high-value mobile test tools. For additional information concerning research and development expenditures, see “Research and Development and Software Development Costs” in note 2 of our consolidated financial statements in Part II, Item 8 of this report.

Manufacturing and Suppliers

We maintain one manufacturing facility located in Irvine, California, which is ISO-9001:2000 certified. Our manufacturing process involves the assembly of numerous individual component products by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings and chassis, cellular telephones, and small electric circuit components, such as integrated circuits, semiconductors, resistors, and capacitors. Most of our components and sub-assemblies are made by third parties to our specifications and are generally delivered to us for final assembly and testing.

Patents and Intellectual Property

We hold patents that cover key technical aspects of the products in our wireless applications business. However, we generally rely on a combination of trade secrets, copyrights, and contractual rights to protect our intellectual property embodied in the hardware and software products of our WTS business.

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

Our standard terms require customers to pay for our products in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

Employees

As of April 22, 2004, we employed approximately 140 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly those highly skilled radio, design, process, and test engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. We have an employee stock option plan whereby key employees can participate in our success.

Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition

A significant portion of our revenue is derived from the sale of our WTS products to customers in the wireless communications industry, which has experienced significant problems during the past several years. If the wireless communications industry does not continue to improve, our operating results and financial condition could suffer.

Revenue from the sale of our WTS products to customers in the wireless communications industry accounted for 32.5 percent of our revenue in fiscal 2004. These customers include national and regional wireless carriers throughout the world, equipment vendors, and others. The wireless communications industry has historically experienced a dramatic rate of growth both in the United States and internationally. During the past several years, however, many wireless carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing price competition for subscribers, and a general economic slowdown in the United States and internationally. That trend appears to have just recently begun to change as several large carriers in the U.S., Latin America, and South America have started to once again focus on network expansion and next-generation technology deployment. If the rate of growth slows in the wireless communications industry or wireless carriers reduce their capital investments in wireless infrastructure and related test tools offered by our WTS business, our revenue and operating results may be adversely affected.

A significant portion of our revenue is derived from the sale and maintenance of emergency call box systems to governmental customers that continue to experience severe budgetary constraints. If planned projects to install or upgrade call box systems continue to be delayed, our operating results and financial condition could suffer.

Revenue from the sale and maintenance of our emergency call box systems and upgrades accounted for 20.3 percent of our revenues in fiscal 2004. Approximately 78% of our call box revenue is derived from state and local governmental agencies in California, which are currently experiencing severe budgetary constraints. As a result, several of our planned projects to install or upgrade call box systems have been delayed. If the current adverse budgetary conditions of state and local governmental agencies in California persist, we expect significant reductions in spending by our governmental customers, which would likely adversely affect our revenue and operating results.

Failure to adjust our operations due to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.

During the past several years, the spending patterns of many of our WTS customers have been volatile and unpredictable. In addition, consumer demand for our ChargeSource mobile power products has been subject to fluctuations as a result of market acceptance of our recently released products, the timing and size of customer orders and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our manufacturing and related cost structures because a significant portion of our sales and marketing, design and other engineering, and manufacturing costs are fixed. If customer demand for our WTS products or for our ChargeSource mobile power products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess capacity, which could adversely affect our operating results. Conversely, if market conditions improve, our manufacturing capacity may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

The products we make are complex and have short life cycles. If we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete and our operating results could suffer.

The wireless communications and consumer electronics industries are characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Additionally, our ChargeSource mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:

•	properly identify customer needs and technological trends;

•	timely develop new technologies and applications;

•	price our products and services competitively;

•	timely manufacture and deliver our products in sufficient volume, and

•	differentiate our products from those of our competitors.

Development of new products requires high levels of innovation from both our engineers and our component suppliers. Development of a new product often requires a substantial investment before we can determine the commercial viability of the product. If we dedicate a significant amount of resources to the development of products that do not achieve broad market acceptance, our operating results may suffer. Our operating results may also be adversely affected due to the timing of product introductions by competitors, especially when a competitor introduces a new product before our own comparable product is ready to be introduced.

The wireless communications and consumer electronics industries are highly competitive, and our profitability will be adversely affected if we are not able to compete effectively.

The wireless communications and consumer electronics industries in which we sell our products are highly competitive in many areas, including the timing of development and introduction of new products, technology, price, quality, and customer service and support. Our competitors range from some of the respective industries’ largest corporations to many relatively small and highly specialized firms. Many of our competitors possess advantages over us, including greater financial and marketing resources, greater name recognition and larger and more established customer and supplier relationships. Our competitors also may be able to respond more quickly to new or emerging technologies and changes in customer needs. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers causing our revenue to decline.

The average selling prices of our products may decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our revenue and operating results.

Our products may experience a reduction in the average selling prices over their respective sales cycles. Further, as we introduce new or next-generation products, sales prices of legacy products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. There can be no assurances we will be successful in our efforts to reduce these costs. In order to do so, we must carefully manage the price paid for components used in our products, as well as manage our inventory costs to reduce overall product costs. If we are unable to reduce the cost of legacy products as new products are introduced, our average gross margins may decline and adversely affect our operating results.

A significant portion of our revenue is dependent in part upon our relationships with our strategic distribution partners and their performance. If we are unable to successfully manage our relationships with the distributors of our mobile power products, our revenue and operating results could suffer.

Historically, our ChargeSource mobile power products have been distributed by Targus Group International (“Targus”). During the fourth quarter of fiscal 2004 we terminated our relationship with Targus and entered into a strategic agreement with Belkin Corporation (“Belkin”). Under this agreement Belkin is granted exclusive worldwide distribution rights to distribute our ChargeSource products in several strategic end-market categories including electronic retailers, specialty retailers, OEM third-party options and Fortune 1000 corporate customers. However, due to the exclusive nature of our agreement with Belkin, our direct access to certain significant distribution channels has been limited. Accordingly, our success will depend in part upon Belkin’s ability and willingness to effectively and widely distribute our ChargeSource products. If Belkin does not purchase the volume of products that we anticipate, our revenue and results of operations will suffer.

A significant portion of our revenue is derived from a limited number of customers, and any loss of, cancellation or delay in purchases by these customers could cause a significant decrease in our revenue.

We have historically derived a significant portion of our revenue from a limited number of customers. Our three (3) key customers for the fiscal year just completed accounted for $17.8 million of our revenue, or 52.0 percent of our revenue for fiscal 2004. For example, Targus, the former distributor of our ChargeSource mobile power products, accounted for approximately $12.9 million, or 37.6 percent of our revenue in fiscal 2004 and $15.1 million, or 42.3 percent of our revenue in fiscal 2003. Our new distribution agreement with Belkin requires them to purchase minimum quantities from us during the first 18 months of the agreement, however, we cannot assure you that Belkin will be able to meet its purchase commitments, or meet or exceed our historical level of unit sales. If Belkin or any of our other key customers reduces, cancels, or delays orders from us, and we are not able to develop other customers who purchase products at comparable levels, our revenue could decrease significantly. In addition, any difficulty in collecting amounts due from one or more of our key customers would negatively impact our results of operations and financial condition. We expect that a limited number of customers will continue to represent a large percentage of our revenues.

We may experience quality or safety defects in our products that could cause us to institute product recalls, require us to provide replacement products and harm our reputation.

In the course of conducting our business, we experience and attempt to address various quality and safety issues with our products. Often product defects are identified during our design, development, and manufacturing processes, which we are able to correct timely. Sometimes, defects are identified after introduction and shipment of products. For example, in March 2003, we voluntarily initiated a product safety recall of our legacy 70-watt universal AC power adapters, and accrued $0.4 million in expenses related thereto in fiscal 2003 and accrued a $3.2 million credit to Targus recorded as a reduction of revenue in settlement of the recall. $1.1 million of which later was unused and recognized as revenue in fiscal 2004. If we are unable to timely fix defects or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer and we may lose customers. Any of the foregoing could adversely affect our business and results of operations.

Economic, political and other risks associated with our international sales and operations could adversely affect our results of operations.

We currently maintain sales and support operations in the United States, Europe and Latin America. Our international operations accounted for approximately 15.8 percent of our revenue in fiscal 2004. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions and delays in shipments. These factors, among others, could adversely affect our sales of products and services in international markets.

Additionally, we have limited experience selling our products and services in markets outside the United States and Latin America. However, it is currently our intention to expand our international operations and establish additional sales and support offices in primary international markets. If our international sales efforts are not successful, our results of operations and financial condition could suffer.

Our failure to address laws and regulations governing our government contracts, could adversely affect our business and operating results.

We depend on contracts with state and local governmental agencies for a significant portion of our revenue, and are subject to various laws and regulations that only apply to companies doing business with the government. For example, we supply call box products and provide system installation and long-term maintenance services to regional and municipal transit authorities and other governmental agencies. In fiscal 2004, we derived 20.3 percent of our revenue from contracts with these governmental customers. From time to time we are also subject to investigation for compliance with regulations governing our government contracts. Our failure to comply with any of these laws or regulations could result in suspension of these contracts, or subject us to administrative claims.

Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. The performance of these suppliers is largely outside our control. In the past, we have experienced, and may continue to experience, shortages of important single source components. Our suppliers may fail to timely deliver components or provide components of sufficient quality. If this occurs, we may need to adjust both product designs and production schedules, which could result in delays in the production and delivery of products to our customers. These delays or defects could harm our reputation and impair our customer relationships.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses or be prevented from selling certain products.

Third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend and divert resources and management attention away from our operations. Infringement claims by third parties also could subject us to significant damage awards or fines or require us to pay large amounts to settle such claims. Additionally, claims of intellectual property infringement might require us to enter into royalty or license agreements. If we cannot or do not license the infringed technology on acceptable terms or substitute similar technology from other sources, we could be prevented from or restricted in selling our products containing, or manufactured with, the infringed technology.

Third parties may infringe our intellectual property rights, and we may be required to spend significant resources enforcing these rights or otherwise suffer competitive injury.

Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and rely on confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual proprietary rights in our proprietary technology. We are required to spend significant resources to monitor and enforce our intellectual property rights; however these rights might not necessarily provide us with a sufficient competitive advantage. Our intellectual proprietary rights could be challenged, invalidated, or circumvented by competitors or others. Our employees, customers or partners could breach our confidentiality agreements, for which we may not have an adequate remedy available. We also may not be able to timely detect the infringement of our intellectual property rights, which could harm our competitive position. Finally, the rapid pace of technological change in the wireless communications and consumer electronics industries could make certain of our key proprietary technology obsolete or provide us with less of a competitive advantage.

If we suffer the loss of our manufacturing facility due to catastrophe, our operations would be adversely affected.

We have one manufacturing facility, which is located in Irvine, California. Although we carry insurance for property damage, we do not carry insurance or financial reserves for all possible catastrophes, including interruptions or potential losses arising from earthquakes or terrorism. Any significant disruption in our manufacturing operation at the facility, whether due to fire, natural disaster, or otherwise, would have a material adverse effect on our financial condition and operating results.

We depend upon the services of key personnel, and may not be able to attract and retain additional key personnel.

Our success depends to a significant extent on the continued services and experience of our key research, engineering, sales, marketing and executive personnel. If for any reason our key personnel left our employ and we failed to replace a sufficient number of these personnel, we might not be able to maintain or expand our business. Competition for such highly skilled personnel in our wireless communications and consumer electronics industries is intense, and we cannot be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our products and services. If we are unable to identify, hire and integrate these skilled personnel in a timely or cost-efficient manner, our operating results could suffer.

We may not be able to successfully integrate prior or future acquisitions, which could adversely affect our business, financial condition and results of operations.

We have acquired, and are likely to acquire in the future, businesses, products, and technologies that complement or expand our current operations. Acquisitions could require significant capital investments and require us to integrate with companies that have different cultures, management teams and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the acquisition could depend on several factors, including:

•	difficulties in assimilating and integrating the operations, products and workforces of an acquired business;

•	the retention of key employees;

•	management of facilities and employees in separate geographic areas;

•	the integration or coordination of different research and development and product manufacturing facilities;

•	successfully converting information and accounting systems, and

•	diversion of resources and management attention from our other operations.

If market conditions or other factors require us to change our strategic direction, we may fail to realize the expected value from one or more of our acquisitions. Our failure to successfully integrate our acquisitions or realize the expected value from past or future acquisitions could harm our business, financial condition and results of operations.

We may need additional capital in the future to fund the growth of our businesses, which we may not be able to obtain or obtain on acceptable terms.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot assure you that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to the timing of anticipated sales of our products. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. Or we may seek working capital financing under a revolving line of credit. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our operating results and financial condition could be adversely affected.

Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results for our WTS business and wireless applications business. Our quarterly operating results may fluctuate for many reasons, including:

•	the size and timing of customer orders and shipments;

•	the degree and rate of growth in the markets in which we compete and the accompanying demand for our products;

•	limitations in our ability to forecast our manufacturing needs;

•	our ability to introduce, and the timing of our introductions of, new or enhanced products;

•	product failures and recalls, product quality control problems and associated in-field service support costs;

•	warranty expenses;

•	availability and cost of components, and

•	changes in average sales prices.

Due to these and other factors, our past results are not reliable indicators of our future performance. In addition, a significant portion of our operating expenses is relatively fixed due to sales, engineering and manufacturing overhead. If we experience a decline in revenue, we may be unable to reduce our fixed costs quickly enough to compensate for the decline, which would magnify the adverse impact of such revenue shortfall on our results of operations. If our operating results decline or are below expectations of securities analysts or investors, the market price of our stock may decline significantly.

Our stock price has been and will likely remain highly volatile.

The stock market in general, and the stock prices of technology and wireless communications companies in particular, have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:

•	our quarterly operating results;

•	changes in the wireless communications and consumer electronics industries;

•	changes in the economic outlook of the particular markets in which we sell our products and services;

•	the gain or loss of significant customers;

•	reductions in demand or expectations of future demand by our customers;

•	changes in stock market analyst recommendations regarding us, our competitors, or our customers;

•	the timing and announcements of technological innovations or new products by our competitors or by us, and

•	other events affecting other companies that investors deem comparable to us.

Our articles of incorporation and shareholder rights plan could make a potential acquisition that is not approved by our board of directors more difficult.

Provisions of our articles of incorporation and our shareholder rights plan could make it more difficult for a third party to acquire control of us. Our articles of incorporation prohibit the consummation of a merger, reorganization or recapitalization, sale or lease of a substantial amount of assets with, or issuance of equity securities valued at $2.0 million to, a stockholder that owns 10 percent or more of our common stock, unless certain requirements relating to board or shareholder approval are met. Our articles also prohibit shareholder action by written consent, which could make certain changes of control more difficult by requiring the holding of a special meeting of shareholders for purposes of taking shareholder action.

In addition, in February 2003 we adopted a shareholder rights plan whereby, for each outstanding share of common stock, we distributed a preferred stock purchase right entitling the holder to purchase one one-hundredth of a share of preferred stock at an exercise price of $75. If any person or group acquires or makes an offer to acquire 15 percent or more of our common stock, the preferred stock purchase right will become exercisable by persons other than the 15 percent or more person or group, unless our board of directors timely redeems the preferred stock purchase right or has approved the offer. As a result, the preferred stock purchase rights may cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors.

These provisions in our articles of incorporation and our shareholder rights plan could discourage takeover attempts which some shareholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over the then existing market price of our common stock.

The trading volume of our common stock often has been limited and may depress the price for our common stock.

The trading volume of our common stock has been and may continue to be limited. Limited trading volume could depress the price for our common stock because fewer analysts may provide coverage for our stock and because investors might be unwilling to pay a higher market price for a stock which is less liquid. In addition, limited trading volume, along with market and industry stock price fluctuations and other factors affecting our operations, could result in greater volatility in the price of our common stock. A significant decline in our stock price, even if temporary, could result in substantial losses for individual shareholders and could subject us to costly and disruptive securities litigation.

Future changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting standards could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. The Financial Accounting Standards Board has announced its intention to require that companies record compensation expense in the statement of operations for employee stock options using the fair value method. Implementation of this requirement could have a significant negative effect on our reported results or impair our ability to use equity compensation to attract and retain skilled personnel. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, newly enacted SEC regulations, and Nasdaq Stock Market rules, are creating uncertainty for companies such as ours. We are committed to maintaining high standards of internal controls over financial reporting, corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management attention from revenue generating activities to compliance activities.

ITEM 2.	PROPERTIES

Our headquarters and primary manufacturing facility is located in Irvine, California. This leased facility consists of approximately 42,000 square feet of office space and approximately 8,000 square feet of manufacturing/ warehouse space. The lease for this facility expires in August 2005. We also lease office space and, in some instances, warehouse space in California, New York, and Mexico. The leases on these facilities expire at various times through June 2007.

ITEM 3.	LEGAL PROCEEDINGS

During fiscal 2001, the Company sold a business which, among other things, provided airport management services. During the fourth quarter of fiscal 2004, the Company was sued by a tenant at an airport where the Company provided management services pursuant to a contract with the County of Los Angeles (prior to the sale of this business during the 2001 fiscal year). The claimant seeks damages of $2.0 million in addition to other unspecified damages. This matter is in the very early stages and the outcome of this matter is not determinable or estimable. No provision has been made for losses, if any, which may result from the final outcome of this matter.

In addition to the matter discussed above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition and operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2004 to a vote of our security holders.

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

	High	Low
Year ended January 31, 2004:
First Quarter	$8.19	$6.45
Second Quarter	7.93	6.30
Third Quarter	8.40	7.07
Fourth Quarter	11.25	6.80

Year ended January 31, 2003:
First Quarter	$11.95	$8.78
Second Quarter	9.65	6.55
Third Quarter	7.00	4.60
Fourth Quarter	8.78	5.84

Holders

As of April 22, 2004, there were approximately 388 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock in the last two fiscal years. We anticipate that dividends on our common stock will not be paid for the foreseeable future and that all earnings will be retained for use in our business and for use in repurchasing our common stock pursuant to our stock repurchase program.

Sales of Unregistered Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended January 31,
	2004	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)
	(In thousands, except per share data)
Revenue:
Products	$29,208	$30,372	$37,397	$36,981	$33,283
Services	5,057	5,314	12,171	11,986	5,725

	34,265	35,686	49,568	48,967	39,008

Cost of revenue:
Products	18,591	26,229	18,324	17,212	16,983
Services	3,135	3,779	7,323	7,605	3,811

	21,726	30,008	25,647	24,817	20,794

Gross profit	12,539	5,678	23,921	24,150	18,214
Selling, general and administrative expenses	9,848	8,686	11,195	12,027	9,203
Asset impairment charges	—	205	—	—	—
Engineering and support expenses	5,812	5,194	5,003	4,694	3,808
Severance costs	—	—	—	1,325	—

Operating income (loss)	(3,121)	(8,407)	7,723	6,104	5,203
Other income, net	237	375	909	762	274
Minority interest in (earnings) loss of subsidiary	34	141	(50)	(7)	(46)

Income (loss) from continuing operations before income taxes	(2,850)	(7,891)	8,582	6,859	5,431
Income tax expense (benefit)	(1,008)	(2,933)	3,156	2,419	1,982

Income (loss) from continuing operations	(1,842)	(4,958)	5,426	4,440	3,449
Income (loss) from discontinued operations	596	(5,185)	(324)	225	(262)

Net income (loss)	$(1,246)	$(10,143)	$5,102	$4,665	$3,187

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$(0.71)	$0.77	$0.66	$0.52
Discontinued operations	0.09	(0.74)	(0.05)	0.03	(0.04)

Net income (loss)	$(0.17)	$(1.45)	$0.72	$0.69	$0.48

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$(0.71)	$0.73	$0.58	$0.48
Discontinued operations	0.09	(0.74)	(0.05)	0.03	(0.04)

Net income (loss)	$(0.17)	$(1.45)	$0.68	$0.61	$0.44

Note:

The net assets of the Company’s EDX reporting unit were sold during fiscal 2004. Accordingly, the results of operations for our EDX reporting unit for fiscal 2001 (the year the division was purchased) through 2003 have been reclassified and separately presented as discontinued operations. Therefore, these amounts will not agree to the previously filed amounts. Additionally, fiscal 2000 through 2003 have been restated for various adjustments as further described in note 2 of our accompanying consolidated financial statements.

	Years Ended January 31,
	2004	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)
	(In thousands, except per share data)
Working capital	$25,213	$26,500	$27,046	$25,337	$22,174
Total assets	52,621	50,315	67,069	67,319	44,694
Borrowing under line of credit	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	38,891	38,186	47,937	43,653	31,925

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion that follows provides analysis and information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included in Part II, Item 8 of this report, and the section entitled “Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition” included in Part I, Item 1 of this report.

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

Our revenue is primarily derived from sales of our wireless test solutions and wireless applications products, and from services related to the maintenance of deployed emergency call box systems. We have two reportable operating segments: wireless test solutions (“WTS”) and wireless applications. See “Segment Reporting” in note 3 of notes to consolidated financial statements included in Part II, Item 8 of this report.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets.

Revenue Recognition

We recognize product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured. For our wireless test solutions products that are integrated with embedded software, we recognize revenue using the residual method pursuant to requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, we allocate revenue to the undelivered element, typically maintenance, based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We amortize the revenue allocated to the maintenance element evenly over the term of the maintenance commitment made at the time of sale. We expense as incurred the costs associated with honoring the maintenance commitment.

We recognize service revenue as services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Revenue for services under long-term contracts, for engineering services, which ceased operations in the second quarter of fiscal 2003, was recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on long-term contracts were revised periodically based on changes in circumstances and any losses on contracts were recognized in the period in which such losses became known.

Significant management judgments must be made and used in connection with the recognition of revenue in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

Software Development Costs

We capitalize software developed for sale or lease in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Our policy is to capitalize the costs associated with development of new products but expense the costs associated with subsequent maintenance releases, if any. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized software development costs, net of related amortization, are compared to management’s estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

We had $5.5 million of capitalized software at January 31, 2004, net of accumulated amortization of $3.4 million. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the shorter of the economic life of the related product, typically two to four years, or based on expected unit sales under the sales ratio method.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits and related terms based upon payment history and our customers’ current credit worthiness. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

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

Inventory

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As experienced during fiscal 2003, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our forecasts of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

Income Taxes

We assess our deferred tax assets to determine the amount that we believe is “more likely than not” to be realized. We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Various other indicators are also considered, including the existence of cumulative tax losses during recent years. If the Company can not generate sufficient taxable income during the 2005 fiscal year, it may be necessary to reserve some or all of the deferred tax assets. If we determine that we will not realize all or part of our net deferred tax assets in the future, we will establish a valuation allowance against the deferred tax assets, which will be charged to income tax expense in the period of such determination.

Valuation of Goodwill

Effective February 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes new standards for goodwill acquired in a business combination, eliminates amortization of goodwill, and sets forth methods for periodically evaluating goodwill for impairment.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value generally determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from our previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. During the second quarter of fiscal 2003, we recorded a non-cash charge of $4.1 million to write down fully the carrying value of the goodwill related to our EDX reporting unit. This reporting unit is included in our wireless test solutions segment for financial reporting purposes, and the related goodwill was generated through our acquisition of EDX Engineering, Inc. in December 2000. Such charge is reflected as a component of discontinued operations. Future impairments of intangible assets, if any, will be recorded as operating expenses.

We assess goodwill for impairment annually during the fourth quarter of each year or on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period, and

•	our market capitalization relative to net book value.

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

Valuation of Long-Lived Assets

We evaluate long-lived assets used in operations, including purchased intangible assets, when indicators of impairment, such as reductions in demand or significant economic slowdowns that negatively impact our customers or markets, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and the discounted expected future cash flows using a discount rate based upon our cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Results of Operations – Continuing Operations

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio engineers, network improvement professionals and technicians, and others use these test tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

Management currently considers the following events, trends, and uncertainties to be important to understanding our WTS business:

•	The wireless communications industry has historically experienced a dramatic rate of growth both in the United States and internationally. During the past several years, however, many wireless carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing price competition for subscribers and a general economic slowdown in the United States and internationally. That trend appears to have just recently begun to change.

•	During fiscal year 2004, in response to consumer demand for improved network coverage, quality of service, and enhanced data services, domestic wireless carriers increased capital spending on their networks, which we believe results in increased demand for our WTS products. We expect this trend to continue in fiscal 2005.

•	Our European operation experienced year-over-year revenue growth primarily driven by sales of our Seven.Five product platform to European wireless carriers. We expect our European operation to continue to experience year-over-year revenue growth in fiscal 2005 based on the demand we are experiencing during the first quarter of fiscal 2005, as well as planned technology deployments by wireless carriers.

During the first half of fiscal 2004, we completed the development of our Seven.Five hardware platform and various related software applications, and began shipping products to customers in Europe, North America and Latin America. Seven.Five is a hardware and software solution that is flexible, scalable, and modular allowing our customers to work with all 2G, 2.5G and 3G technologies.

The Seven.Five product family consists of the following:

•	Seven.Five Solo: Suited for network deployment activities, Solo is a single calling module product available with a family of audio and data QoS algorithms. It is an entry-level product, capable of seamless migration to the Seven.Five Duo.

•	Seven.Five Duo: As networks mature, the power of a calling module plus a scanner is necessary to quickly and efficiently optimize networks. Duo supports up to two calling modules, which can have mixed technologies, and one multi-band, multi-technology RF scanner. A portability kit is available for in-building needs.

•	Seven.Five Multi: Designed for flexibility and scalability, Seven.Five Multi can house up to any combination of six calling modules or scanners in each chassis. Multiple chassis can be combined to allow for up to 96 calling modules. The customer can mix and match technologies for benchmarking applications or configure a system with similar technologies for optimization activities. Multi is also available with a portability kit for in-building and pedestrian testing needs.

•	Seven.Five Multi-Band, Multi-Technology RF Scanner: The most advanced scanner for field test applications. Capable of scans of over 3000 channels per second in multiple frequency bands, with multiple technologies, doing DVCC, BSIC and PN decoding simultaneously. The scanner offers spectrum analyzer-type measurements and full baseband decoding for GSM 850/900/1800/1900, EDGE, IS-136, CDMA2000 and WCDMA.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 14,000 call boxes that we service and maintain under long-term agreements which expire at various dates through February 2011.

Management currently considers the following events, trends, and uncertainties to be important to understanding our wireless applications business:

•	Anticipated projects to upgrade and expand existing emergency call box systems are concentrated with several customers that are agencies of California’s state and local governments. Due to California’s financial challenges, we are unable to forecast the timing of these projects and related revenue.

•	We are transitioning the distribution of our ChargeSource mobile power products to a new and exclusive distributor. We expect this transition to continue to take place through the second quarter of fiscal 2005. During this transition period, we are unable to accurately forecast the timing of the product roll out by our new distribution partner. However, based on our past experience of sales of similar products to national electronics retailers, and our estimated roll out timing, we expect revenue for the second half of fiscal 2005 to exceed the same for the first half of the fiscal year. We also expect that by the fourth quarter of fiscal 2005, revenue from the sale of our ChargeSource products to be on an annual run rate of approximately $25.0 million.

Approximately 78 percent of our call box revenue is derived from agencies of California’s state and local governments. The State of California is currently experiencing severe financial challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California-based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. While we currently believe that these projects will move ahead during fiscal 2005, we are unable to forecast the timing of such events in the near-term.

Our wireless applications business also includes the ChargeSource family of mobile power products. Designed with the needs of the traveling professional in mind, our ChargeSource mobile power products provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned product offering consists of universal AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource products are also universal allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip connected to the end of the charging cable, our universal power adapters are capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices.

Until recently, most notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is currently transitioning to notebook computers with increasing power requirements. As power requirements increase, so does the size of the OEM power adapter sold with each notebook computer. To address this industry wide trend, we have developed a family of high-power ChargeSource products that are compatible with most legacy, current, and planned notebook computers. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor. We believe our patented electrical designs will continue to be the basis for even higher-power universal power adapters that are expected to meet evolving global standards, including the planned standards of the European Union (“EU”), and the increasing power requirements of the notebook computer OEMs, and allow us to offer customers cutting edge technology without significantly increasing the size or weight of our products. We also expect these higher-power universal power adapters to continue to be significantly smaller and lighter than their OEM counterpart.

Historically, our ChargeSource mobile power products have been distributed by Targus Group International (“Targus”). During the fourth quarter of fiscal 2004 we terminated our relationship with Targus and entered into a strategic agreement with Belkin Corporation (“Belkin”). Under this agreement Belkin is granted exclusive worldwide distribution rights to distribute our ChargeSource products in several strategic end-market categories including electronic retailers, specialty retailers, OEM third party options and Fortune 1000 corporate customers. However, due to the exclusive nature of our agreement with Belkin, our direct access to certain significant distribution channels has been limited.

On March 20, 2003 and in cooperation with the U.S. Consumer Products Safety Commission (“CPSC”), we voluntarily initiated a product safety recall of our legacy ChargeSource 70-watt universal AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, qualifying product returns totaling $2.1 million were received from Targus through October 31, 2003. During the third quarter of fiscal 2004, the remaining $1.1 million unused credit was recorded as revenue, consistent with the expiration of the right of return and the term of the agreement. Additionally, in the fourth quarter of fiscal 2003 we accrued $183,000 in costs related to the recall action in cost of revenue. We believe that any additional product recall costs will be minor and any such costs will be expensed as incurred.

The following table sets forth certain items as a percentage of revenue from our audited consolidated statements of income for fiscal 2004, 2003, and 2002:

	Years Ended January 31,
	2004	2003 (Restated)	2002 (Restated)
Revenue:
Products	85.2%	85.1%	75.4%
Services	14.8	14.9	24.6

	100.0	100.0	100.0

Cost of revenue:
Products	54.2	73.5	36.9
Services	9.2	10.6	14.8

	63.4	84.1	51.7

Gross profit:
Products	31.0	11.6	38.5
Services	5.6	4.3	9.8

	36.6	15.9	48.3
Selling, general and administrative expenses	28.8	24.3	22.6
Asset impairment charges	—	0.6	—
Engineering and support expenses	16.9	14.6	10.1

Operating income (loss)	(9.1)	(23.6)	15.6
Other income, net	0.7	1.1	1.8
Minority interest in (earnings) loss of subsidiary	0.1	0.4	(0.1)

Income (loss) from continuing operations before income taxes	(8.3)	(22.1)	17.3
Income tax expense (benefit)	(2.9)	(8.2)	6.4

Income (loss) from continuing operations	(5.4)%	(13.9)%	10.9%

Consolidated

Revenue

Total revenue for fiscal 2004 was $34.3 million compared to $35.7 million for fiscal 2003, a decrease of approximately $1.4 million or 4.0 percent. As discussed below, the decrease is attributable to decreased sales of our wireless application products and services partially offset by increased sales of our WTS products. Total revenue for fiscal 2003 was $35.7 million compared to $49.6 million for fiscal 2002, a decrease of approximately $13.9 million or 28.0 percent. The decrease was due to an $18.1 million decrease in sales of our WTS products and services, partially offset by a $4.2 million increase in sales of our wireless applications products and services.

For fiscal 2004 as compared to the prior year, revenue from products decreased 3.8 percent to $29.2 million while revenue from services decreased 4.8 percent to $5.1 million. The product revenue decrease reflects the decreased demand for our call box products, which declined $4.0 million or 67.2 percent, offset by an increase in sales of our WTS products of $1.9 million or 21.7 percent and an increase in sales of our ChargeSource products of $0.9 million or 5.9 percent, including $1.1 million of revenue recognized in the third quarter of fiscal 2004 related to the reversal of an unused recall credit initially recognized in the fourth quarter of fiscal 2003. The services revenue decrease was due to our exit from the engineering services business during the second quarter of fiscal 2003. Revenue from engineering services totaled $0.9 and $7.5 million for fiscal 2003 and 2002, respectively. The fiscal 2004 services revenue decrease was offset by a $600,000 increase in call box service revenue in the current year.

For fiscal 2003 as compared to the prior year, revenue from products decreased 18.8 percent to $30.4 million, while revenue from services decreased 56.3 percent to $5.3 million. The product revenue decrease reflected the softness in the wireless industry and decreased demand for our legacy WTS products, which declined $11.5 million or 56.7 percent, offset by an increase in sales of our ChargeSource products of $3.6 million or 31.1 percent, net of a $3.2 million credit issued to Targus in conjunction with the product safety recall of our 70-watt universal ChargeSource power adapter and a $0.9 million, or 17.9 percent, increase in call box product sales. See the section below titled “ChargeSource Product Safety Recall” for additional discussion. The services revenue decrease was due to our exit from the engineering services business during the second quarter of fiscal 2003.

Cost of Revenue and Gross Margin

Total cost of revenue for fiscal 2004 decreased $8.3 million or 27.6 percent to $21.7 million. As discussed below, we recorded non-recurring charges in the amount of $7.1 million to cost of sales in the prior fiscal year. As a percentage of revenue, gross margin increased to 36.6 percent compared to 35.8 percent, adjusted for non-recurring charges, for fiscal 2003.

Total cost of revenue for fiscal 2003 was $30.0 million compared to $25.7 million for fiscal 2002, an increase of approximately $4.4 million or 17.0 percent. Cost of revenue for fiscal 2003 included a non-cash inventory impairment charge, totaling approximately $1.3 million and a $5.6 million non-cash write-off of software development costs. These charges are attributable to our wireless test solutions business. See the section below entitled “Asset Impairment Charges” for additional discussion. Cost of revenue for fiscal 2003 also included approximately $0.2 million of costs accrued in connection with the product safety recall of our ChargeSource 70-watt universal power adapters. See the section below entitled “ChargeSource Product Safety Recall” for additional discussion. Excluding the inventory impairment, software development write-off and product safety recall charges, total cost of revenue for fiscal 2003 was $22.9 million. As a percentage of revenue, gross margin for fiscal 2003 decreased to 35.8 percent compared to 48.3 percent for the prior fiscal year. As discussed below, the decrease in gross margin was primarily due to a change in our mix of business, our exit from engineering services, and the negative effect of significantly reduced sales and decreasing gross margins of our historically higher margin wireless test solution products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million or 13.4 percent to $9.8 million in fiscal 2004. The increase was due to legal settlements and related fees in the amount of $2.0 million incurred during the first half of fiscal 2004, partially offset by reductions in other indirect costs and reduced legal fees in the third and fourth quarters of fiscal 2004.

Selling, general and administrative costs for fiscal 2003 were $8.7 million compared to $11.2 million for the prior fiscal year, a decrease of $2.5 million or 22.4 percent. This decrease was due to reduced staffing levels, selling expenses, and incentive compensation driven by significantly reduced sales of our WTS products and services. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” beginning in fiscal 2003, we no longer amortized goodwill.

As a percentage of revenue, selling, general and administrative costs were 28.8 percent, 24.3 percent, and 22.6 percent for fiscal 2004, 2003, and, 2002, respectively.

Asset Impairment Charges

During fiscal 2003, as a response to reduced demand for legacy WTS products in the wireless marketplace and our strategy of investing available resources in the development of Seven.Five, we analyzed the carrying value of all assets attributable to our WTS business. Based on this analysis, we recorded asset impairment charges totaling $12.5 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges (in thousands) for fiscal 2003:

Property and equipment	$205
Software development costs (included in cost of revenue)	5,619
Intangible assets (included in discontinued operations)	2,583
Goodwill (included in discontinued operations)	4,053

$12,460

In addition to the asset impairment charges above, an inventory impairment charge totaling $1.3 million was recorded as cost of revenue during fiscal 2003. The above impaired assets, as well as the inventory impairment charge, were exclusively related to our legacy 2G wireless test solutions products and did not include any assets related to our engineering services business, which ceased operations during the second quarter of fiscal 2003. The exit costs associated with our exit from the engineering services business totaled $151,000.

ChargeSource Product Safety Recall

In fiscal 2004 and in cooperation with the U.S. CPSC, we announced a voluntary product safety recall of approximately 125,000 detachable plugs used on our ChargeSource 70-watt universal AC power adapter. In conjunction with the product safety recall, the Company and Targus, the exclusive distributor of the ChargeSource products at that time, entered into an agreement addressing the impact of the recall action. Accordingly, we accrued both a $3.2 million credit due to Targus reducing sales and additional recall costs of approximately $0.2 million classified in cost of revenue in the fourth quarter of fiscal 2003. During the third quarter of fiscal 2004 in conjunction with the expiration of the right of return and the term of the agreement, we recognized the unused portion of the credit in the amount of $1.1 million as revenue.

Engineering and Support Expenses

We capitalize costs incurred for the development of software embedded in our wireless test solutions products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for fiscal 2004 and 2003 are as follows:

	January 31,
	2004	2003
	(In thousands)
Engineering	$7,087	$6,147
Less: Capitalized software development	(2,769)	(3,359)
Support costs	1,494	2,406

	$5,812	$5,194

Engineering and support costs, net of capitalized software development costs, for fiscal 2004 were $5.8 million compared to $5.2 million for the prior fiscal year, an increase of approximately $0.6 million. Gross engineering and support costs, before reduction for capitalized software development costs, remained flat at $8.6 million in comparison to fiscal 2003. Engineering costs increased $0.9 million related to higher staffing levels for the development of our newly released ChargeSource products. Support costs decreased $0.9 million related to reduced staffing levels for the wireless test solutions department, consistent with the development and release of the Seven.Five product family, which operates under a single platform.

Engineering and support costs for fiscal 2003 and 2002 are as follows:

	January 31,
	2003	2002
	(In thousands)
Engineering	$6,147	$8,418
Less: Capitalized software development	(3,359)	(5,471)
Support costs	2,406	2,056

	$5,194	$5,003

Engineering and support costs, net of capitalized software development costs, for fiscal 2003 increased 3.8 percent to $5.2 million compared to fiscal 2002. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $1.9 million in comparison to fiscal 2002. This decrease is a result of our strategy of reducing the cost structure supporting our wireless test solutions business and developing a single flexible product platform. Offsetting this cash savings and consistent with the reduction in the number of on-going software development programs, capitalized software development costs decreased $2.1 million resulting in an increase in engineering and support costs, net of capitalized software development costs, of $0.2 million for fiscal 2003 in comparison to the prior fiscal year.

Other Income, net

Other income, net, consisting primarily of interest income, decreased approximately $0.1 million to $0.2 million for fiscal 2004 compared to the prior fiscal year. This decrease was primarily due to lower invested cash balances and reduced interest rates earned on invested cash balances. Other income decreased $0.5 million to $0.4 million for fiscal 2003 compared to fiscal 2002, primarily as a result of lower invested cash balances for much of fiscal 2003.

Income Tax Expense

The effective tax rate for fiscal 2004, 2003, and 2002 was 35.4 percent, 37.2 percent, and 36.8 percent, respectively. The effective tax rate fluctuates due, in part, to fluctuations in the minority interest in (earnings) loss of subsidiary which is not tax effected.

Wireless Test Solutions

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
	(In thousands)
Revenue	$11,150	$10,090	$28,222
Cost of revenue:
Cost of goods sold	4,192	3,862	10,470
Software development amortization	2,772	2,629	2,437
Inventory impairment and software development write-off	—	6,878	—

Total cost of revenue	6,964	13,369	12,907

Gross profit (loss)	$4,186	$(3,279)	$15,315

Gross margin	37.5%	(32.5)%	54.3%

Revenue

Wireless test solutions revenue for fiscal 2004 was $11.2 million compared to $10.1 million for fiscal 2003, an increase of $1.1 million or 10.5 percent. The increase reflects sales of our new product platform, Seven.Five, which was released in the first quarter of fiscal 2004.

Wireless test solutions revenue for fiscal 2003 was $10.1 million compared to $28.2 million for fiscal 2002, a decrease of approximately $18.1 million or 64.2 percent. This decrease primarily reflects the reduced demand for our legacy 2G wireless test solution products, as well as reduced engineering services, which we ceased providing during the second quarter of fiscal 2003. Revenue from engineering services for fiscal 2003 and 2002 totaled $0.9 million and $7.5 million, respectively.

Cost of Revenue and Gross Margin

Wireless test solutions cost of revenue for fiscal 2004 was $7.0 million compared to $13.4 million for fiscal 2003, a decrease of approximately $6.4 million or 47.9 percent. Excluding the inventory impairment charge and software development write-off of $6.9 million recorded in fiscal 2003, gross margin increased 1.8 percent from 35.7 percent to 37.5 percent in fiscal 2004. The increase in margin is attributable to increased absorption of manufacturing overhead expenses and reduced labor costs when viewed as a percentage of revenue, driven by increased sales of our hardware and software tools.

Wireless test solutions cost of revenue for fiscal 2003 was $13.4 million compared to $12.9 million for fiscal 2002, an increase of approximately $0.5 million or 3.6 percent. As discussed above, during fiscal 2003, we recorded non-cash impairment charges totaling approximately $6.9 million. Excluding this asset impairment charge, wireless test solutions cost of revenue for fiscal 2003 was $6.5 million. As a percentage of revenue, gross margin for fiscal 2003 decreased to 35.7 percent compared to 54.3 percent for the prior fiscal year. The decrease in gross margin is primarily due to decreased absorption of fixed costs attributable to dramatically lower revenue.

Wireless Applications

	Years Ended January 31,
	2004	2003 (restated)	2002
	(In thousands)
Revenue	$23,115	$25,596	$21,346
Cost of revenue:
Cost of goods sold	14,762	16,536	12,596
Software development amortization	—	103	144

Total cost of revenue	14,762	16,639	12,740

Gross profit	$8,353	$8,957	$8,606

Gross margin	36.1%	35.0%	40.3%

Revenue

Wireless applications revenue for fiscal 2004 was $23.1 million compared to $25.6 million for fiscal 2003, a decrease of $2.5 million or 9.7 percent. The decrease is primarily due to decreased call box products revenue of $4.0 million, partially offset by increased call box service revenue of $0.6 million and ChargeSource product sales of $0.9 million. In fiscal 2003 we completed a Text Telephony (“TTY”) call box upgrade for the hearing impaired for the County of Orange, California, and a system expansion for the Metropolitan Transportation Commission (“MTC”) in California that contributed $2.5 and $1.2 million, respectively, to call box product sales. In fiscal 2004, we had no similar installation or upgrade projects. We believe that the current political and financial challenges facing the State of California have adversely impacted our call box product sales.

In the second quarter of fiscal 2004 we began shipping our newest generation of ChargeSource products, the 120-watt AC/DC and DC adapters. The increase in ChargeSource product sales of $0.9 million includes the $1.1 million unused recall credit issued to our former distributor in conjunction with the product safety recall of our ChargeSource 70-watt universal AC power adapter.

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

All ChargeSource products were distributed exclusively by Targus under non-cancelable commitments during fiscal years 2004, 2003, and 2002. For fiscal 2004, 2003, and 2002, sales to Targus totaled approximately $15.0 million, $15.2 million, and $11.3 million, respectively. Under our new distributor agreement with Belkin, Belkin has certain non-cancelable commitments to purchase our ChargeSource products. In the event Belkin is unable to perform under these commitments due to its inability to take delivery of ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. The financial impact of a material change in our relationship with Belkin cannot be precisely quantified, but we believe that a six-to-twelve month disruption in the distribution of our ChargeSource products would have a negative impact on our revenue and operating results, which could also result in decreased liquidity.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for fiscal 2004 was $14.8 million compared to $16.6 million for fiscal 2003, a decrease of $1.9 million or 11.3 percent. As a percentage of revenue and excluding the recall credit and costs associated with the product safety recall incurred in fiscal 2003, gross margin for fiscal 2004 decreased to 36.1 percent from 43.0 percent. This decrease relates to ramp-up costs associated with the introduction of the ChargeSource 120-watt products.

Wireless applications cost of revenue for fiscal 2003 was $16.6 million compared to $12.7 million for fiscal 2002, an increase of $3.9 million or 30.1 percent. Excluding the cost of the product safety recall, cost of revenue for fiscal 2003 was $16.4 million. As a percentage of revenue and excluding the credit and costs associated with the product safety recall, gross margin for fiscal 2003 increased to 43.0 percent from 40.3 percent for fiscal 2002. The increase in wireless applications gross margin is primarily attributable to several higher-margin call box upgrade projects completed during fiscal 2003.

Discontinued Operations

On January 6, 2004, we sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment, and has been classified as discontinued operations.

Income from discontinued operations was $596,000 for fiscal 2004, which includes income from operations of $258,000 on revenue of $1.1 million, plus an after-tax gain of $319,000 on the sale of EDX. The loss from discontinued operations for fiscal 2003 and 2002 was $5.2 million and $324,000, respectively. The loss from discontinued operations for fiscal 2003 included the asset impairment charges in the amount of $6.6 million to write-off the goodwill and intangible assets related to the EDX reporting unit. These charges were offset by a $1.1 million tax benefit. Excluding these items income from discontinued operations would have been $300,000 in fiscal 2003. The loss from discontinued operations for fiscal 2002 included amortization of EDX related goodwill and intangible assets in the amount of $700,000. Excluding amortization expense, income from discontinued operations would have been $100,000 in fiscal 2002.

Restatement of Previously Issued Financial Statements

The Company has restated its previously issued financial statements for the items described below:

•	Estimated employee bonuses were accrued at the end of the fiscal 2003. Prior to the filing of the Company’s fiscal 2003 Form 10-K, the Compensation Committee of the Board of Directors decreased the estimated bonus award by approximately $600,000 but the Company did not adjust the bonus accrual. The fiscal 2003 operating results have been restated to reflect reduced bonus expense of $600,000. The restatement adjustment was allocated between selling, general and administrative costs and engineering and product support costs in the amount of $400,000 and $200,000, respectively.

•	Prior to the 2004 fiscal year, the Company allocated revenue from the sales of its wireless test solutions products between the product and first year maintenance using an estimate of the fair value of such maintenance as a percentage of the total sales price. The Company has determined that the fair value of the first year maintenance based on vendor specific objective evidence was higher than the previously estimated percentage, 10 percent versus 5 percent. See note 3 for a further discussion of the Company’s revenue recognition policies. The fiscal 2003 and 2002 financial statements have been restated using the actual fair value of the first year maintenance as a percentage of the total sales price. The effect of the restatement was to increase revenue in fiscal 2003 and 2002 by $187,000 and $216,000, respectively. The restatement attributable to this matter also decreased January 31, 2001 retained earnings by $497,000.

•	During fiscal 2001, the Company completed the sale of its defense and commercial staffing businesses. The sales and operations of the businesses sold were reported as discontinued operations. At the time of the sale, the Company recognized liabilities for contingencies and various costs associated with exiting these businesses. The Company has now concluded that the reserves for contingencies recognized during fiscal 2001 and earlier periods did not satisfy the probable and reasonably estimable criteria applicable to accounting for such contingencies. Accordingly, January 31, 2001 retained earnings has been restated and increased by $474,000, net of tax expense of $273,000. The Company also did not adjust these accrued liabilities for subsequent changes in the original estimates of the costs associated with exiting the discontinued businesses. The Company has restated its fiscal 2003 and 2002 financial statements to reflect changes in the estimated costs of exiting the discontinued operations. The pre-tax effect of the restatement adjustments has been to decrease the loss from discontinued operations in fiscal 2003 and 2002 by $37,000 and $86,000, respectively.

•	During fiscal 2003, the Company recorded the costs attributable to collecting a note which was received during fiscal 2001 as partial consideration for the sale of its commercial staffing business. These costs, which included the write-off of principal and accrued interest, and legal fees, totaled approximately $341,000 and were charged against various divestiture liabilities originally recognized at the time of the sale. The fiscal 2003 financial statements have been restated to recognize these costs as a bad debt expense charged against continuing operations which is included in selling, general and administrative expenses.

•	During fiscal 2003, the Company recorded estimated losses associated with the recall of its legacy ChargeSource 70-watt universal AC power adapter. Included in the estimated loss were costs attributable to a third-party service bureau engaged to administer the Company’s recall efforts. These specific costs should have been charged to expense as incurred. Accordingly, the fiscal 2003 financial statements have been restated to reduce the estimated cost of the recall recorded during fiscal 2003. This restatement had the effect of reducing fiscal 2003 cost of revenue by $371,000.

•	During fiscal 2003, the Company recognized a $2,926,000 million transitional adjustment, net of tax of zero, for the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” This transitional adjustment was attributable to the Company’s EDX reporting unit. The Company has since determined that the amount recognized as the cumulative effect of a change in accounting principle should have been reported as a fiscal 2003 goodwill impairment and reflected in fiscal 2003 continuing operations. The fiscal 2003 financial statements have been restated accordingly. During fiscal 2004, the Company sold the net assets of the EDX reporting unit. Accordingly, all of the current and prior operations of that reporting unit have been reclassified to discontinued operations, including the aforementioned goodwill impairment change (see note 6).

•	Effective the beginning of fiscal 2003 and in conjunction with the implementation of SFAS No. 142, the Company re-evaluated the useful lives of its identifiable intangible assets, including acquired algorithms with a net book value of $255,000 and an original historical cost basis of $1 million. Prior to the adoption of SFAS No. 142, the software algorithms were being amortized over five years. Upon the adoption of SFAS No. 142, it was initially concluded that the software algorithms had an indefinite useful life and therefore were not subject to amortization, but rather, a periodic evaluation for impairment. It has now been concluded that the original useful life of five years should have been applied after the adoption of SFAS No. 142. As a result, fiscal 2003 results of operations are being restated to reflect additional amortization expense of $200,000. The remaining $55,000 in net book value of the software algorithms as of January 31, 2003 was amortized to expense during the first half of fiscal 2004.

•	During the fourth quarter of fiscal 2001, the Company acquired all of the outstanding stock of EDX Engineering, Inc. Approximately $3.2 million of the purchase price was allocated to identifiable intangible assets with a tax basis of zero. At the time, the Company did not record the required deferred tax liability of $1,268,000 related to the temporary difference between the financial reporting book value and the tax basis. Such an entry also would have resulted in a corresponding increase to goodwill of $1,268,000. The financial statements have been restated to reflect the effects of recording the incremental increase to deferred tax liabilities and goodwill at the time EDX was acquired. As a consequence, amortization expense and deferred tax benefit have increased by $141,000 during the 2002 fiscal year. Upon the adoption of SFAS No. 142 at the beginning of fiscal 2003, amortization of goodwill ceased. During the second quarter of fiscal 2003, the EDX goodwill and identifiable intangibles were determined to be fully impaired and were written off. As a consequence, the restated fiscal year 2003 financial statements reflect an additional charge to write-off the incremental net book value of goodwill of $1,127,000. This incremental charge was offset by incremental deferred tax benefit of $1,127,000. During the 2004 fiscal year, EDX was sold and reported as a discontinued operation. Accordingly, the incremental effects of the restatements adjustments described in this paragraph have been reclassified to discontinued operations.

•	During the second quarter of fiscal 2003, the Company wrote off $5,619,000 of capitalized software costs. The write off was originally recorded to a line item labeled “Asset impairment charges.” The 2003 financial statements have been restated to reclassify the $5,619,000 write-off of capitalized software to cost of revenue.

•	As a result of the foregoing adjustments, income tax expense for continuing operations for fiscal 2003 and 2002 (including the tax benefit of $1,127,000 described in the preceding paragraph related to EDX) has been decreased by $902,000 and $62,000, respectively. Income tax expense for discontinued operations for fiscal 2003 and 2002 has been decreased by $1.1 million and $172,000, respectively. The impact of the income tax adjustments on fiscal 2001 and prior years, decreased January 31, 2001 retained earnings by $92,000.

Presented below are tables which present the impact of these adjustments to amounts previously reported for fiscal 2003 and 2002:

Fiscal 2003 Statement of Operations

	As previously reported	Restatement adjustments	Reclassification for discontinued operations	As restated
Revenue	$36,836	$187	$(1,337)	$35,686
Cost of revenue	24,573	5,448	(13)	30,008

Gross profit	12,263	(5,261)	(1,324)	5,678
Selling, general and administrative expenses	9,052	(59)	(307)	8,686
Asset impairment charges	8,407	(1,566)	(6,636)	205
Engineering and support expenses	5,936	(200)	(542)	5,194

Operating income (loss)	(11,132)	(3,436)	6,161	(8,407)
Other income, net	375	—	—	375
Minority interest	141	—	—	141

Loss from continuing operations before income taxes	(10,616)	(3,436)	6,161	(7,891)
Income tax expense (benefit)	(2,984)	(902)	953	(2,933)

Loss from continuing operations	(7,632)	(2,534)	5,208	(4,958)
Discontinued operations	—	23	(5,208)	(5,185)

Loss before cumulative effect of accounting change	(7,632)	(2,511)	—	(10,143)
Cumulative effect of accounting change	(2,926)	2,926	—	—

Net loss	$(10,558)	$415	$—	$(10,143)

Basic income (loss) per common share:
Loss from continuing operations	$(1.09)	$(0.36)	$0.74	$(0.71)
Discontinued operations	—	—	(0.74)	(0.74)
Cumulative effect of accounting change	(0.42)	0.42	—	—

Net income (loss)	$(1.51)	$0.06	$—	$(1.45)

Diluted income (loss) per common share:
Loss from continuing operations	$(1.09)	$(0.36)	$0.74	$(0.71)
Discontinued operations	—	—	(0.74)	(0.74)
Cumulative effect of accounting change	(0.42)	0.42	—	—

Net income (loss)	$(1.51)	$0.06	$—	$(1.45)

Summarized below are the balance sheet accounts at January 31, 2003 which changed as a result of the restatement.

January 31, 2003 Balance Sheet

	As previously reported	As restated
Other current assets	$1,391	$951
Total current assets	37,621	37,188
Intangible assets, net	706	506
Total assets	50,955	50,315
Deferred Revenue	3,552	3,647
Accrued liabilities	5,845	4,243
Total current liabilities	12,093	10,688
Retained earnings	25,518	26,283
Stockholders’ equity	37,421	38,186
Total liabilities and stockholders equity	50,955	50,315

Summarized below are the changes to the fiscal 2002 statement of operations as a result of the restatement and the reclassification for discontinued operations resulting from the disposal of EDX.

Fiscal 2002 Statement of Operations

	As previously reported	Restatement adjustment	Reclassification for discontinued operations	As restated
Revenue	$51,007	$216	$(1,655)	$49,568
Cost of revenue	25,673	—	(26)	25,647

Gross profit	25,334	216	(1,629)	23,921
Selling, general and administrative expenses	12,680	141	(1,626)	11,195
Asset impairment charges	—	—	—	—
Engineering and support expenses	5,744	—	(741)	5,003

Operating income	6,910	75	738	7,723
Other income, net	909	—	—	909
Minority interest	(50)	—	—	(50)

Income from continuing operations before income taxes	7,769	75	738	8,582
Income tax expense (benefit)	2,859	(62)	359	3,156

Income from continuing operations	4,910	137	379	5,426
Discontinued operations	—	55	(379)	(324)

Net income	$4,910	$192	$—	$5,102

Basic income per common share:
Income from continuing operations	$0.70	$0.02	$0.05	$0.77
Discontinued operations	—	0.01	(0.05)	(0.04)

Net income	$0.70	$0.03	$—	$0.73

Diluted income per common share:
Income from continuing operations	$0.66	$0.02	$0.05	$0.73
Discontinued operations	—	—	(0.05)	(0.05)

Net income	$0.66	$0.02	$—	$0.68

Retained earnings at January 31, 2001 as previously reported was decreased by $158,000 as a result of the restatement adjustments described herein.

The restatement had no effect on net cash provided by or used in operating, investing or financing activities for fiscal 2003 or 2002.

Liquidity and Capital Resources

Our financial position remains strong, with cash and cash equivalents of $15.0 million as of January 31, 2004 and no outstanding debt.

Cash Flows from Operating Activities

Cash used in operating activities was $6.4 million for the year ended January 31, 2004 compared to cash provided by operating activities of $10.3 million for the year ended January 31, 2003. Our loss from continuing operations was $1.8 million in fiscal 2004, coupled with the fact that sales increased in the second half of the fiscal year, causing accounts receivable to increase $8.3 million. Additionally, inventory increased $2.1 million reflecting increased purchases to fill our back log of orders. These uses of cash were offset by increases in current liabilities of $3.2 million.

Cash provided by operating activities is primarily derived from the sale of our products. Cash provided by operating activities was $10.3 million and $8.1 million for the years ended January 31, 2003 and 2002, respectively.

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

In conjunction with the product safety recall, the Company and Targus entered into an agreement addressing the impact of the recall action. Due to the recall action and the agreement with Targus, we accrued a $3.2 million credit to Targus as a reduction of sales and additional recall costs of approximately $0.2 million classified in cost of revenue in the fourth quarter of fiscal 2003. The credit to Targus was based on unsold and unopened units in the distribution channel expected to be returned to us within a six-month period. The accrued additional recall costs were related to replacing AC plugs in the hands of consumers.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.4 million for fiscal 2004 compared to $6.2 million for fiscal 2003 and $8.7 million for fiscal 2002. In all periods, capital expenditures for property and equipment, acquisitions, and software development constituted substantially all of our cash used in investing activities. The development of software is critical to our products currently under development.

On January 6, 2004, we sold the assets of the reporting unit EDX for $0.6 million in cash and recognized a gain of $0.5 million.

On July 31, 2001, we acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, Comarco and SwissQual will jointly develop, sell, and support wireless network quality of service and optimization products for the European marketplace. In addition to expanding our access to European wireless carriers, SwissQual will provide domain expertise and development guidance in the evolution of 2.5G and 3G system test solutions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.5 million for fiscal 2004 and $0.2 million for fiscal 2003 compared to net cash used in financing activities of $2.2 million for fiscal 2002. In all periods, proceeds from the sales of common stock issued through employee and director stock option plans, offset by the repurchase of our common stock, constituted substantially all of our cash flows from financing activities.

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2004, we repurchased approximately 2.6 million shares for an average price of $8.22 per share. During fiscal 2004, we repurchased approximately 26,000 shares in the open market for an average price of $7.61 per share.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our WTS products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and operating results,

•	In the event Targus or Belkin, the distributors of our ChargeSource products, are unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2004 (in thousands):

	Payments due by Period
	Less than 1 year	1 to 3 years	3 to 5 years
Operating lease obligations	$601	$365	$11
Purchase obligations	1,383	—	—

	$1,984	$365	$11

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on our consolidated financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. In October, 2003 the FASB deferred the effective date of this Interpretation for pre-existing variable interest entities to no later than February 2004. The Company has no variable interest entities that would require disclosure or consolidations under FIN No. 46.

In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised accounting guidance for all variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN No. 46-R no later than the first interim or annual reporting period ending after March 15, 2004. The Company does not expect the adoption of FIN No. 46-R will have a material impact on its consolidated financial statements. The Company has no variable interest entities that would require consolidation or disclosure.

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

Certain provisions of SFAS No. 150 are effective immediately. However, generally SFAS No. 150 is effective for financial instruments as of the first interim period beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2004, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses excluded from earnings. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments was other than temporary. We had no such impairments during fiscal 2004.

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Comarco, Inc.:

We have audited the consolidated financial statements of Comarco, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comarco, Inc. and subsidiaries as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the 2003 and 2002 consolidated financial statements have been restated.

As discussed in Note 3 to the consolidated financial statements, effective February 1, 2002, Comarco, Inc. and subsidiaries adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” as required for the accounting for goodwill and other intangible assets.

/s/    KPMG LLP

Costa Mesa, California

May 9, 2004

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2004	2003 (Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$15,047	$25,385
Short-term investments	2,251	2,386
Accounts receivable, net	8,982	1,194
Amounts due from affiliate	2,627	673
Inventory	6,150	3,656
Deferred tax assets, net	3,502	2,748
Assets of discontinued operations	—	195
Other current assets	199	951

Total current assets	38,758	37,188
Property and equipment, net	3,131	3,525
Software development costs, net	5,536	5,558
Deferred tax assets, net	181	—
Intangible assets, net	1,488	506
Goodwill	2,394	2,394
Other assets	1,133	1,144

	$52,621	$50,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$537	$307
Deferred revenue	5,476	3,647
Liabilities of discontinued operations	—	105
Deferred compensation	2,251	2,386
Accrued liabilities	5,281	4,243

Total current liabilities	13,545	10,688
Deferred tax liabilities, net	—	877
Minority interest	185	564

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares outstanding at January 31, 2004 and 2003, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,284,374 and 7,049,565 shares outstanding at January 31, 2004 and 2003, respectively	728	705
Additional paid-in capital	13,126	11,198
Retained earnings	25,037	26,283

Total stockholders’ equity	38,891	38,186

	$52,621	$50,315

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2004	2003 (Restated)	2002 (Restated)
Revenue:
Products	$29,208	$30,372	$37,397
Services	5,057	5,314	12,171

	34,265	35,686	49,568

Cost of revenue:
Products	18,591	26,229	18,324
Services	3,135	3,779	7,323

	21,726	30,008	25,647

Gross profit	12,539	5,678	23,921
Selling, general and administrative expenses	9,848	8,686	11,195
Asset impairment charges	—	205	—
Engineering and support expenses	5,812	5,194	5,003

Operating income (loss)	(3,121)	(8,407)	7,723
Other income, net	237	375	909
Minority interest in (earnings) loss of subsidiary	34	141	(50)

Income (loss) from continuing operations before income taxes	(2,850)	(7,891)	8,582
Income tax expense (benefit)	(1,008)	(2,933)	3,156

Income (loss) from continuing operations	(1,842)	(4,958)	5,426
Discontinued operations	596	(5,185)	(324)

Net income (loss)	$(1,246)	$(10,143)	$5,102

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$(0.71)	$0.77
Discontinued operations	0.09	(0.74)	(0.05)

Net income (loss)	$(0.17)	$(1.45)	$0.72

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.26)	$(0.71)	$0.73
Discontinued operations	0.09	(0.74)	(0.05)

Net income (loss)	$(0.17)	$(1.45)	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Restated)	Total
Balance at January 31, 2001, as restated, 7,066,560 shares	$707	$11,619	$3	$31,324	$43,653
Net income, as restated	—	—	—	5,102	5,102
Exercise of stock options, 24,375 shares	2	282	—	—	284
Tax benefit from exercise of stock options	—	657	—	—	657
Purchase and retirement of common stock, 208,700 shares	(21)	(2,657)	—	—	(2,678)
Minority interest resulting from exercise of subsidiary options	—	(280)	—	—	(280)
Issuance of common stock to acquire subsidiary minority interest, 95,779 shares	10	1,192	—	—	1,202
Recognition of unrealized holding loss on available for sale securities	—	—	(3)	—	(3)

Balance at January 31, 2002, as restated, 6,978,014 shares	698	10,813	—	36,426	47,937
Net loss, as restated	—	—	—	(10,143)	(10,143)
Exercise of stock options, 53,625 shares	5	247	—	—	252
Tax benefit from exercise of stock options	—	586	—	—	586
Purchase and retirement of common stock, 43,943 shares	(4)	(398)	—	—	(402)
Minority interest resulting from exercise of subsidiary options	—	(564)	—	—	(564)
Issuance of common stock to acquire subsidiary minority interest, 61,869 shares	6	514	—	—	520

Balance at January 31, 2003, as restated, 7,049,565 shares	705	11,198	—	26,283	38,186
Net loss	—	—	—	(1,246)	(1,246)
Exercise of stock options, 71,250 shares	7	299	—	—	306
Tax benefit from exercise of stock options	—	348	—	—	348
Purchase and retirement of common stock, 25,640 shares	(3)	(192)	—	—	(195)
Minority interest resulting from exercise of subsidiary options	—	(1)	—	—	(1)
Issuance of common stock to acquire subsidiary minority interest, 189,199 shares	19	1,474	—	—	1,493

Balance at January 31, 2004, 7,284,374 shares	$728	$13,126	$—	$25,037	$38,891

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2004	2003 (Restated)	2002 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(1,842)	$(4,958)	$5,426
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Asset impairment charges	—	5,824	—
Depreciation and amortization	5,190	4,864	5,671
Loss (gain) on disposal of property and equipment	58	154	(16)
Tax benefit from exercise of stock options	348	586	657
Deferred income taxes	(1,812)	(2,665)	1,521
Provision for doubtful accounts receivable	559	24	310
Provision for obsolete inventory	(344)	3,585	340
Minority interest in earnings of subsidiary	(34)	(141)	50
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,347)	8,331	(1,700)
Amounts due from Affiliate	(1,954)	(673)	—
Inventory	(2,150)	(1,239)	(1,065)
Other assets	764	(125)	1,182
Deferred compensation	—	—	(174)
Accounts payable	230	111	(842)
Deferred revenue	1,829	(1,934)	(1,702)
Accrued liabilities	1,099	(1,449)	(1,509)

Net cash provided by (used in) continuing operations	(6,406)	10,295	8,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of investments	—	—	72
Purchases of property and equipment	(1,749)	(2,125)	(2,167)
Proceeds from sales of property and equipment	12	131	20
Investment in SwissQual	—	—	(1,073)
Software development costs	(2,769)	(3,770)	(5,471)
Acquired intangible assets	(520)	(451)	—
Cash paid for acquisition of minority interest	—	—	(118)
Cash received from sale of business	600	—	—

Net cash used in investing activities	(4,426)	(6,215)	(8,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	306	252	284
Proceeds from issuance of subsidiary common stock	359	370	240
Purchase and retirement of common stock	(195)	(402)	(2,678)

Net cash provided by (used in) financing activities	470	220	(2,154)

Net increase (decrease) in cash and cash equivalents—continuing operations	(10,362)	4,300	(2,742)
Net increase (decrease) in cash and cash equivalents—discontinued operations	24	(199)	(840)

Net increase (decrease) in cash and cash equivalents	(10,338)	4,101	(3,582)
Cash and cash equivalents, beginning of period	25,385	21,284	24,866

Cash and cash equivalents, end of period	$15,047	$25,385	$21,284

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

2.	Restatement of Previously Issued Financial Statements

The Company has restated its previously issued financial statements for the items described below:

•	Estimated employee bonuses were accrued at the end of the fiscal 2003. Prior to the filing of the Company’s fiscal 2003 Form 10-K, the Compensation Committee of the Board of Directors decreased the estimated bonus award by approximately $600,000 but the Company did not adjust the bonus accrual. The fiscal 2003 operating results have been restated to reflect reduced bonus expense of $600,000. The restatement adjustment was allocated between selling, general and administrative costs and engineering and product support costs in the amount of $400,000 and $200,000, respectively.

•	Prior to the 2004 fiscal year, the Company allocated revenue from the sales of its wireless test solutions products between the product and first year maintenance using an estimate of the fair value of such maintenance as a percentage of the total sales price. The Company has determined that the fair value of the first year maintenance based on vendor specific objective evidence was higher than the previously estimated percentage, 10 percent versus 5 percent. See note 3 for a further discussion of the Company’s revenue recognition policies. The fiscal 2003 and 2002 financial statements have been restated using the actual fair value of the first year maintenance as a percentage of the total sales price. The effect of the restatement was to increase revenue in fiscal 2003 and 2002 by $187,000 and $216,000, respectively. The restatement attributable to this matter also decreased January 31, 2001 retained earnings by $497,000.

•	During fiscal 2001, the Company completed the sale of its defense and commercial staffing businesses. The sales and operations of the businesses sold were reported as discontinued operations. At the time of the sale, the Company recognized liabilities for contingencies and various costs associated with exiting these businesses. The Company has now concluded that the reserves for contingencies recognized during fiscal 2001 and earlier periods did not satisfy the probable and reasonably estimable criteria applicable to accounting for such contingencies. Accordingly, January 31, 2001 retained earnings has been restated and increased by $474,000, net of tax expense of $273,000. The Company also did not adjust these accrued liabilities for subsequent changes in the original estimates of the costs associated with exiting the discontinued businesses. The Company has restated its fiscal 2003 and 2002 financial statements to reflect changes in the estimated costs of exiting the discontinued operations. The pre-tax effect of the restatement adjustments has been to decrease the loss from discontinued operations in fiscal 2003 and 2002 by $37,000 and $86,000, respectively.

•	During fiscal 2003, the Company recorded the costs attributable to collecting a note which was received during fiscal 2001 as partial consideration for the sale of its commercial staffing business. These costs, which included the write-off of principal and accrued interest, and legal fees, totaled approximately $342,000 and were charged against various divestiture liabilities originally recognized at the time of the sale. The fiscal 2003 financial statements have been restated to recognize these costs as a bad debt expense charged against continuing operations which is included in selling, general and administrative expenses.

•	During fiscal 2003, the Company recorded estimated losses associated with the recall of its legacy ChargeSource 70-watt universal AC power adapter. Included in the estimated loss were costs attributable to a third-party service bureau engaged to administer the Company’s recall efforts. These specific costs should have been charged to expense as incurred. Accordingly, the fiscal 2003 financial statements have been restated to reduce the estimated cost of the recall recorded during fiscal 2003. This restatement had the effect of reducing fiscal 2003 cost of revenue by $371,000.

•	During fiscal 2003, the Company recognized a $2,926,000 million transitional adjustment, net of tax of zero, for the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” This transitional adjustment was attributable to the Company’s EDX reporting unit. The Company has since determined that the amount recognized as the cumulative effect of a change in accounting principle should have been reported as a fiscal 2003 goodwill impairment and reflected in fiscal 2003 continuing operations. The fiscal 2003 financial statements have been restated accordingly. During fiscal 2004, the Company sold the net assets of the EDX reporting unit. Accordingly, all of the current and prior operations of that reporting unit have been reclassified to discontinued operations, including the aforementioned goodwill impairment change (see note 6).

•	Effective the beginning of fiscal 2003 and in conjunction with the implementation of SFAS No. 142, the Company re-evaluated the useful lives of its identifiable intangible assets, including acquired algorithms with a net book value of $255,000 and an original historical cost basis of $1 million. Prior to the adoption of SFAS No. 142, the software algorithms were being amortized over five years. Upon the adoption of SFAS No. 142, it was initially concluded that the software algorithms had an indefinite useful life and therefore were not subject to amortization, but rather, a periodic evaluation for impairment. It has now been concluded that the original useful life of five years should have been applied after the adoption of SFAS No. 142. As a result, fiscal 2003 results of operations are being restated to reflect additional amortization expense of $200,000. The remaining $55,000 in net book value of the software algorithms as of January 31, 2003 was amortized to expense during the first half of fiscal 2004.

•	During the fourth quarter of fiscal 2001, the Company acquired all of the outstanding stock of EDX Engineering, Inc. Approximately $3.2 million of the purchase price was allocated to identifiable intangible assets with a tax basis of zero. At the time, the Company did not record the required deferred tax liability of $1,268,000 related to the temporary difference between the financial reporting book value and the tax basis. Such an entry also would have resulted in a corresponding increase to goodwill of $1,268,000. The financial statements have been restated to reflect the effects of recording the incremental increase to deferred tax liabilities and goodwill at the time EDX was acquired. As a consequence, amortization expense and deferred tax benefit have increased by $141,000 during the 2002 fiscal year. Upon the adoption of SFAS No. 142 at the beginning of fiscal 2003, amortization of goodwill ceased. During the second quarter of fiscal 2003, the EDX goodwill and identifiable intangibles were determined to be fully impaired and were written off. As a consequence, the restated fiscal year 2003 financial statements reflect an additional charge to write-off the incremental net book value of goodwill of $1,127,000. This incremental charge was offset by incremental deferred tax benefit of $1,127,000. During the 2004 fiscal year, EDX was sold and reported as a discontinued operation. Accordingly, the incremental effects of the restatements adjustments described in this paragraph have been reclassified to discontinued operations.

•	During the second quarter of fiscal 2003, the Company wrote off $5,619,000 of capitalized software costs. The write off was originally recorded to a line item labeled “Asset impairment charges.” The 2003 financial statements have been restated to reclassify the $5,619,000 write-off of capitalized software to cost of revenue.

•	As a result of the foregoing adjustments, income tax expense for continuing operations for fiscal 2003 and 2002 (including the tax benefit of $1,127,000 described in the preceding paragraph related to EDX) has been decreased by $902,000 and $62,000, respectively. Income tax expense for discontinued operations for fiscal 2003 and 2002 has been decreased by $1.1 million and $172,000, respectively. The impact of the income tax adjustments on fiscal 2001 and prior years decreased January 31, 2001 retained earnings by $92,000.

Presented below are tables which present the impact of these adjustments to amounts previously reported for fiscal 2003 and 2002:

Fiscal 2003 Statement of Operations

	As previously reported	Restatement adjustments	Reclassification for discontinued operations	As restated
Revenue	$36,836	$187	$(1,337)	$35,686
Cost of revenue	24,573	5,448	(13)	30,008

Gross profit	12,263	(5,261)	(1,324)	5,678
Selling, general and administrative expenses	9,052	(59)	(307)	8,686
Asset impairment charges	8,407	(1,566)	(6,636)	205
Engineering and support expenses	5,936	(200)	(542)	5,194

Operating income (loss)	(11,132)	(3,436)	6,161	(8,407)
Other income, net	375	—	—	375
Minority interest	141	—	—	141

Loss from continuing operations before income taxes	(10,616)	(3,436)	6,161	(7,891)
Income tax expense (benefit)	(2,984)	(902)	953	(2,933)

Loss from continuing operations	(7,632)	(2,534)	5,208	(4,958)
Discontinued operations	—	23	(5,208)	(5,185)

Loss before cumulative effect of accounting change	(7,632)	(2,511)	—	(10,143)
Cumulative effect of accounting change	(2,926)	2,926	—	—

Net loss	$(10,558)	$415	$—	$(10,143)

Basic income (loss) per common share:
Loss from continuing operations	$(1.09)	$(0.36)	$0.74	$(0.71)
Discontinued operations	—	—	(0.74)	(0.74)
Cumulative effect of accounting change	(0.42)	0.42	—	—

Net income (loss)	$(1.51)	$0.06	$—	$(1.45)

Diluted income (loss) per common share:
Loss from continuing operations	$(1.09)	$(0.36)	$0.74	$(0.71)
Discontinued operations	—	—	(0.74)	(0.74)
Cumulative effect of accounting change	(0.42)	0.42	—	—

Net income (loss)	$(1.51)	$0.06	$—	$(1.45)

Summarized below are the balance sheet accounts at January 31, 2003 which changed as a result of the restatement.

January 31, 2003 Balance Sheet

	As previously reported	As restated
Other current assets	$1,391	$951
Total current assets	37,621	37,188
Intangible assets, net	706	506
Total assets	50,955	50,315
Deferred Revenue	3,552	3,647
Accrued liabilities	5,845	4,243
Total current liabilities	12,093	10,688
Retained earnings	25,518	26,283
Stockholders’ equity	37,421	38,186
Total liabilities and stockholders equity	50,955	50,315

Summarized below are the changes to the fiscal 2002 statement of operations as a result of the restatement and the reclassification for discontinued operations resulting from the disposal of EDX.

Fiscal 2002 Statement of Operations

	As previously reported	Restatement adjustments	Reclassification for discontinued operations	As restated
Revenue	$51,007	$216	$(1,655)	$49,568
Cost of revenue	25,673	—	(26)	25,647

Gross profit	25,334	216	(1,629)	23,921
Selling, general and administrative expenses	12,680	141	(1,626)	11,195
Engineering and support expenses	5,744	—	(741)	5,003

Operating income	6,910	75	738	7,723
Other income, net	909	—	—	909
Minority interest	(50)	—	—	(50)

Income from continuing operations before income taxes	7,769	75	738	8,582
Income tax expense (benefit)	2,859	(62)	359	3,156

Income from continuing operations	4,910	137	379	5,426
Discontinued operations	—	55	(379)	(324)

Net income	$4,910	$192	$—	$5,102

Basic income per common share:
Income from continuing operations	$0.70	$0.02	$0.05	$0.77
Discontinued operations	—	0.01	(0.05)	(0.04)

Net income	$0.70	$0.03	$—	$0.73

Diluted income per common share:
Income from continuing operations	$0.66	$0.02	$0.05	$0.73
Discontinued operations	—	—	(0.05)	(0.05)

Net income	$0.66	$0.02	$—	$0.68

Retained earnings at January 31, 2001 as previously reported was increased by $158,000 as a result of the restatement adjustments described herein.

The restatement had no effect on net cash provided by or used in operating, investing or financing activities for fiscal 2003 or 2002.

3.	Summary of Significant Accounting Policies

Principles of Consolidation:

The consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits have been eliminated.

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

Revenue Recognition:

Revenue from product sales is recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured. For our wireless test solutions products that are integrated with embedded software, the Company’s revenue is recognized using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, revenue is allocated to the undelivered element, typically maintenance, based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The revenue allocated to the maintenance element is amortized to revenue evenly over the term of the maintenance commitment made at the time of the sale. The costs associated with honoring the maintenance commitment are charged to expense as incurred. The revenue attributable to the delivered product is the

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

residual amount after subtracting the revenue allocated to the un-delivered element from the sales price. The revenue attributable to the delivered product is recognized following the policy for product sales described above.

Revenue from services is recognized as the services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Revenue for services under long-term contracts from our engineering services business, which ceased operations in the second quarter of fiscal 2003, was recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract costs. Profit estimates on fixed price contracts were revised periodically based on changes in circumstances and any anticipated losses on contracts were recognized in the period that such losses become known.

Cash and Cash Equivalents:

All highly liquid investments with original maturity dates of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements.

Short-Term Investments:

Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $2.3 million and $2.4 million as of January 31, 2004 and 2003, respectively. Unrealized holding gains (losses) on these short-term investments recognized for the years ended January 31, 2004, 2003, and 2002, were $627,000, ($384,000), and ($170,000), respectively, and are reflected as adjustments to both short-term investments and the deferred compensation liability.

Inventory:

Inventory is valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) or market value.

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

Amortization of software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the shorter of the straight-line method over periods ranging from two to five years or the sales ratio method that is based on expected unit sales and the estimated life of the product. Unamortized software development costs determined to be in excess of net realizable value of the related product is expensed immediately. During fiscal 2003, the Company recorded a non-cash impairment charge totaling $5.6 million included in cost of revenue related to capitalized software development costs related to the strategy the Company developed to invest available resources in the development of Seven.Five, a new product platform.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Acquired Intangible Assets:

Goodwill, which represents the excess of purchase price over fair value of net assets acquired in a business combination, is recorded at cost.

Effective February 1, 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill, and set forth methods for periodically evaluating goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value generally determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” to determine recoverability. An annual impairment review is performed during the fourth quarter of each year.

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

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Investment in SwissQual:

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. This investment is accounted for under the cost method and is included in other assets in the accompanying consolidated balance sheets.

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance where it is “more likely than not” that the deferred tax assets will not be realized.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interest:

During the years ended January 31, 2004 and 2003, the Company issued 69,000 and 128,000 shares of CWT stock, respectively, from the exercise of CWT stock options, which resulted in the creation of a minority interest. The option holder is required to hold the CWT stock purchased from the exercise of the stock options for at least six months.

In 2004, the Company acquired 130,000 minority shares of CWT by the issuance of 189,199 shares of Company common stock.

In 2003, the Company acquired 39,000 minority shares of CWT by the issuance of 61,869 shares of Company common stock.

Under the purchase method of accounting, the excess purchase price of $788,000 of the minority interest in CWT over the fair value of the proportionate share of the identifiable net assets of CWT has been recognized as definite-lived intangible assets attributable to intellectual property rights.

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

One customer accounted for 38 percent and 43 percent of total revenue in 2004 and 2003, respectively. Two customers each accounted for between 12 percent and 22 percent of total revenue in 2002.

Segment Reporting:

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances. The Company organizes its segment reporting on the basis of product/service type.

The Company’s chief executive officer (“CEO”) is its chief operating decision-maker. The financial information that the CEO reviews to manage and evaluate the business and allocate resources is similar to the information presented in the accompanying statements of income focusing on revenues and gross profit for each segment. The Company operates in two business segments: wireless test solutions and wireless applications.

Earnings (Loss) Per Common Share:

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which consists of stock options and convertible securities. Diluted earnings per share gives effect to all dilutive potential common stock outstanding during the period. The effect of such potential common stock is computed using the treasury stock method or the if-converted method, as applicable.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2004, 2003, and 2002 consistent with the provisions of SFAS No. 123, the Company’s Net Income (Loss), Basic Earnings (Loss) Per Share, and Diluted Earnings (Loss) Per Share would have been reduced to the pro forma amounts as follows:

	Years ended January 31,
	2004	2003 (restated)	2002 (restated)
Net income (loss):
As reported	$(1,246)	$(10,143)	$5,102
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(632)	(621)	(585)

Pro forma	$(1,878)	$(10,764)	$4,517

Earnings (loss) per common share—basic:
As reported	$(0.17)	$(1.45)	$0.73
Pro forma	(0.26)	(1.53)	0.64
Earnings (loss) per common share—diluted:
As reported	$(0.17)	$(1.45)	$0.68
Pro forma	(0.26)	(1.53)	0.58

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2004, 2003, and 2002 was $3.62, $3.77, and $6.64, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years ended January 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.2%	43.2%	43.9%
Risk-free interest rate	3.0%	4.1%	4.6%
Expected life	6 years	6 years	6 years

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

Comprehensive Income:

SFAS No. 130, “Reporting Comprehensive Income,” requires additional disclosures in the consolidated financial statements to reflect net unrealized gains (losses) on available for sale securities, net of income tax. The Company had no unrealized gains (losses) on available for sale securities and therefore there was no difference between net income (loss) and comprehensive income (loss) for the years ended January 31, 2004, 2003, and 2002.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. In October 2003, the FASB deferred the effective date of this Interpretation for pre-existing variable interest entities to no later than February 2004. The Company has no variable interest entities that would require disclosure or consolidations under FIN No. 46.

In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised accounting guidance for all variable interest entities. All variable interest entities, regardless of when created, are required to be evaluated under FIN No. 46-R no later than the first interim or annual reporting period ending after March 15, 2004. The Company does not expect the adoption of FIN No. 46-R will have a material impact on its consolidated financial statements. The Company has no variable interest entities that would require consolidation or disclosure.

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

Certain provisions of SFAS No. 150 are effective immediately. However, generally SFAS No. 150 is effective for financial instruments as of the first interim period beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

5.	Asset Impairment Charges

During fiscal 2003, the Company experienced reduced demand for its legacy wireless test solutions products in the wireless marketplace. The Company developed a strategy of investing available resources in the development of Seven.Five, a new product platform, and management analyzed the carrying value of all assets attributable to the Company’s wireless test solutions business. Based on this analysis, the Company recorded asset impairment charges totaling $12.5 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges (in thousands):

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Restated)
Property and equipment	$205
Software development costs (included in cost of revenue)	5,619
Intangible assets (included in discontinued operations)	2,583
Goodwill (included in discontinued operations)	4,053

$12,460

During the 2004 fiscal year, the reporting unit (EDX) that gave rise to the goodwill and intangible asset impairment charges was sold. As a consequence, all of the current and prior operations of that reporting unit have been reclassified to discontinued operations, including the aforementioned goodwill and intangible asset impairment charge (see note 6).

In addition to the asset impairment charges above, an inventory impairment charge, totaling $1.3 million was recorded as cost of revenue in fiscal 2003. The above asset impairment charges, as well as the inventory impairment charge are exclusively related to the Company’s legacy 2G wireless test solution products and do not include any assets related to the Company’s engineering services business, which ceased operations during the second quarter of fiscal 2003. The exit costs associated with our exit from the engineering services business totaled $151,000.

6.	Discontinued Operations

On January 6, 2004, Comarco sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment.

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of Comarco have been reclassified to segregate the revenue, costs and expenses, assets and liabilities, and cash flows of EDX. The net operating results, assets, liabilities, and net cash flows of EDX have been reported as “discontinued operations.” Gross proceeds from the sale totaled $600,000.

Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses. Adjustments made to the estimated exit costs of these businesses are recorded as discontinued operations.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2004	2003	2002
Revenue	$1,068	$1,337	1,654

Income from discontinued operations of EDX (net of income tax expense (benefit) of $148, ($954), and ($360), respectively)	$258	$(5,209)	$(379)
Income from discontinued operations of non-wireless businesses (net of income tax expense (benefit) of $11, $13 and ($31), respectively)	19	24	55
Gain on disposal of EDX business (net of income tax expense of $183)	319	—	—

Income (loss) from discontinued operations	$596	$(5,185)	$(324)

7.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2004	2003
Trade accounts receivable	$9,576	$1,411
Less: Allowances for doubtful accounts	(594)	(217)

	$8,982	$1,194

During the fourth quarter of fiscal 2003, the Company recognized a credit to one of our customers in the amount of $3.2 million, applied as a reduction of receivables and revenue. The credit was issued to our ChargeSource product line distributor in conjunction with a voluntary product safety recall of our 70-watt AC power adapters.

During the third quarter of fiscal 2004, the remaining $1.1 million unused credit was recognized as revenue, upon the expiration of the right of return in accordance with the recall agreement with Targus Group International (“Targus”).

8.	Inventory

Inventory consists of the following (in thousands):

	January 31,
	2004	2003
Raw materials	$4,022	$2,483
Work-in-process	599	352
Finished goods	1,529	821

	$6,150	$3,656

During fiscal 2003, the Company recorded as cost of revenue a non-cash inventory impairment charge, totaling $1.3 million. As discussed in Note 5, the inventory impairment charge was related to the Company’s legacy 2G wireless test solutions products.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2004	2003
Office furnishings and fixtures	$1,758	$1,648
Equipment	8,586	9,046
Purchased software	377	432

	10,721	11,126
Less: Accumulated depreciation and amortization	(7,590)	(7,601)

	$3,131	$3,525

During the second quarter of fiscal 2004, equipment and purchased software with a cost basis of $1.8 million and $116,000 and accumulated depreciation of $1.8 million and $106,000, respectively, were retired upon completion of a fixed asset physical inventory.

During the second quarter of fiscal 2003, the Company recorded a non-cash property and equipment impairment charge in the amount of $205,000, relating to assets with a cost basis of $1.7 million. As discussed in Note 5, the property and equipment impairment charge was related to the Company’s legacy 2G wireless test solutions products.

10.	Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2004	2003
Capitalized software development costs	$8,978	$9,362
Less: Accumulated amortization	(3,442)	(3,804)

	$5,536	$5,558

Capitalized software development costs for the years ended January 31, 2004, 2003, and 2002 totaled $2.8 million, $3.8 million, and $5.5 million, respectively. Included in the capitalized software development costs for the year ended January 31, 2003 is approximately $0.4 million paid to SwissQual, an affiliate of the Company, for software development services related to Seven.Five, the Company’s new product platform, released in the first quarter of fiscal 2004. Amortization of software development costs for the years ended January 31, 2004, 2003, and 2002 totaled $2.8 million, $2.7 million, and $2.6 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements.

During the first quarter of fiscal 2004, fully amortized software development costs totaling $3.2 million and the corresponding accumulated amortization were retired.

During the second quarter ended July 31, 2002, the Company recorded a non-cash impairment charge included in cost of revenue totaling $5.6 million related to capitalized software development costs. As noted in Note 5, the asset impairment charge was attributable to the Company’s legacy 2G wireless test solutions products.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2004	2003 (restated)
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$255	$255
License rights	971	451
Intellectual property rights	788	—

	2,014	706
Less: accumulated amortization	(526)	(200)

Total acquired intangible assets, net	$1,488	$506

The following table presents goodwill by reportable segment:

	Wireless Applications	Wireless Test Solutions	Total
Balance as of January 31, 2003	$496	$1,898	$2,394

Balance as of January 31, 2004	$496	$1,898	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2005	$422
2006	360
2007	293
2008	126
2009	113
Thereafter	174

Total estimated amortization expense	$1,488

The Company ceased amortizing goodwill and indefinite-lived intangible assets beginning February 1, 2002 upon adoption of SFAS No. 142. Amortization of definite-lived acquired intangible assets for the years ended January 31, 2004, 2003, and 2002 amounted to $326,000, $200,000, and $331,000, respectively.

As discussed in Notes 2 and 5, $4.1 million of goodwill and $2.6 million of intangible assets including purchased technology and customer base were written-off in fiscal 2003. During fiscal 2004, the Company acquired $520,000 in license rights related to mobile phone technologies. Additionally, the Company recognized $788,000 of intellectual property rights through the purchase of 189,199 minority shares of CWT. During fiscal 2003, the Company acquired $451,000 in license rights that will enable the wireless test solutions business unit to increase its product offerings.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As required by SFAS No. 142, the Company ceased amortizing goodwill and other intangible assets deemed to have indefinite lives beginning February 1, 2002. The Company recognized $420,000 of goodwill amortization in fiscal 2002 that will not recur in future years.

The following supplemental pro forma information presents the Company’s net income (loss) and net income (loss) per share information as if the Company had been accounting for its goodwill under SFAS No. 142 for all periods presented (in thousands):

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
Net income (loss)—as reported	$(1,246)	$(10,143)	$5,102
Adjustments:
Amortization of goodwill	—	—	420

Net income (loss)—as adjusted	$(1,246)	$(10,143)	$5,522

Adjusted basic net income (loss) per share	$(0.17)	$(1.45)	$0.78

Adjusted diluted net income (loss) per share	$(0.17)	$(1.45)	$0.74

12.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2004	2003 (restated)
Accrued payroll and related expenses	$1,403	$1,710
Accrued divestiture liabilities	213	275
Uninvoiced receipts	1,383	765
Accrued product safety recall costs	—	183
Accrued legal and professional fees	548	534
Accrued federal and state income taxes	496	14
Accrued travel expenses	42	177
Accrued temporary labor	108	31
Due to affiliate	352	—
Other	736	554

	$5,281	$4,243

13.	ChargeSource Product Recall

In cooperation with the U.S. Consumer Products Safety Commission, on March 20, 2003, Comarco voluntarily initiated a product safety recall of certain of its ChargeSource AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus, the Company’s former distributor of ChargeSource products, entered into an agreement to address the potential impact of the recall action on Targus. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Additionally, of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, qualifying product returns totaling $2.1 million were received from Targus through September 14, 2003, the date through which returns were allowed under the terms of the agreement. The remaining unused portion of the credit in the amount of $1.1 million was recognized as revenue during the third quarter ended October 31, 2003.

Additionally, in fiscal 2003 the Company accrued $183,000 in costs related to the recall action.

The following table presents a reconciliation of the use of the product recall accrual (in thousands):

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Recall Liability 1/31/03 (restated)	Adjustments	Payments	Product Recall Liability 01/31/04
$ 183	$ (67)	$ (116)	$ —

Any additional product recall costs will be charged to expense as incurred and the Company believes that any additional recall costs will be minor.

14.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2004	2003
Beginning balance	$313	$278
Accruals for warranties issued during the period	511	638
Utilization	(542)	(603)

	$282	$313

Extended Warranty

Revenue for our extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	January 31,
	2004	2003
Beginning balance	$2,265	$3,861
Recognition of revenue	(2,094)	(2,541)
Deferral of revenue for new contracts	1,733	945

	$1,904	$2,265

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes

Income taxes from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
Federal:
Current	$415	$(295)	$1,523
Deferred	(1,049)	(2,159)	1,432
State:
Current	417	(111)	(3)
Deferred	(791)	(368)	204

	$(1,008)	$(2,933)	$3,156

During the years ended January 31, 2004, 2003, and 2002, the Company recognized a credit to additional paid-in capital corresponding to the reduction of income taxes payable in the amounts of $348,000, $586,000, and $657,000, respectively, as a result of the tax benefit from exercises of Company nonqualified stock options.

The effective income tax rate on income from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2004		2003 (restated)		2002 (restated)
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Computed “expected” tax on income (loss) from continuing operations before income taxes	$(969)	(34.0)%	$(2,683)	(34.0)%	$2,918	34.0%
State tax, net of federal benefit	(198)	(6.9)	(253)	(3.2)	515	6.0
Research credit	(170)	(6.0)	(174)	(2.2)	(476)	(5.5)
MIC credit	—	—	(30)	(0.4)	(176)	(2.1)
Goodwill	—	—	—	—	404	4.7
Other, net	329	11.5	207	2.6	(29)	(0.3)

Income tax expense (benefit)	$(1,008)	(35.4)%	$(2,933)	(37.2)%	$3,156	36.8%

The total income tax expense (benefit) recorded for the years ended January 31, 2004, 2003 and 2002 was recorded as follows (in thousands):

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
Tax expense (benefit) from continuing operations	$(1,008)	$(2,933)	$3,156
Tax expense (benefit) from discontinued operations	342	(941)	(391)

	$(666)	$(3,874)	$2,765

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2004 and 2003 are as follows (in thousands):

	January 31,
	2004	2003 (restated)
Deferred tax assets:
Accounts receivable	$321	$158
Inventory	1,795	1,848
Property and equipment, principally due to differing depreciation methods	86	82
Employee benefits, principally due to accrual for financial reporting purposes	1,253	1,207
Accrued liabilities for financial reporting purposes	440	213
Research and manufacturer investment credit carry forwards	1,533	729
Deferred revenue	1,123	—
Other	(233)	191

Total gross deferred tax assets	6,318	4,428
Less valuation allowance	—	(225)

Net deferred tax assets	$6,318	$4,203

Deferred tax liabilities:
Software development costs	2,309	2,223
Property and equipment, principally due to differing depreciation methods	326	109

Total deferred tax liabilities	$2,635	$2,332

Net deferred tax asset	$3,683	$1,871

The Company has federal and state research and experimentation credit carry forwards of $637,000 and $881,000, which expire through 2022 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $15,000, which expires through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $225,000 valuation allowance for deferred tax assets as of January 31, 2003, relating to state research and experimentation credits which are not “more likely than not” to be realized, and no valuation allowance for the year ended January 31, 2004.

16.	Stock Compensation

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase up to 2,704,337 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10 percent shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the three years ended January 31, 2004 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2001	849,170	$14.02
Options granted	200,500	13.58
Options canceled or expired	(86,400)	17.47
Options exercised	(24,375)	11.64

Balance, January 31, 2002	938,895	13.66
Options granted	82,500	7.92
Options canceled or expired	(117,500)	17.04
Options exercised	(53,625)	4.71

Balance, January 31, 2003	850,270	13.21
Options granted	123,000	7.54
Options canceled or expired	(97,000)	16.14
Options exercised	(71,250)	4.30

Balance, January 31, 2004	805,020	$12.77

The following table summarizes information about stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 3.42 to 5.75	45,000	0.9 years	$5.36	45,000	$5.36
6.91 to 9.67	250,500	7.7	8.05	71,250	9.00
10.00 to 12.41	131,145	5.5	11.51	99,145	11.48
13.21 to 17.50	235,875	5.0	14.52	201,125	14.52
19.33 to 23.67	142,500	6.3	21.63	106,875	21.63

$ 3.42 to 23.67	805,020	5.9 years	12.77	523,395	13.86

Stock options exercisable at January 31, 2004, 2003, and 2002 were 523,395, 600,895, and 561,707, respectively, at weighted-average exercise prices of $13.86, $12.63, and $11.50, respectively. Shares available under the plans for future grants at January 31, 2004, 2003, and 2002 were 197,437, 223,437, and 188,437, respectively.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2004, the Company owned 3,287,000 out of the 3,308,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

In years ended January 31, 2004, 2003, and 2002, no options were granted. In the year ended January 31, 2002, 61,000 options were exercised at a weighted-average exercise price of $3.93 per share, and 6,000 options were canceled at a weighted-average exercise price of $14.68 per share. In the year ended January 31, 2003, 128,000 options were exercised at a weighted-average exercise price of $2.89 per share, and 6,000 options were canceled at a weighted-average exercise price of $17.62 per share. In the year ended January 31, 2004, 69,000 options were exercised at a weighted-average exercise price of $5.20. Stock options exercisable at January 31, 2004, 2003, and 2002 were 79,000, 148,000, and 282,000, respectively, at weighted-average exercise prices of $9.29, $7.38, and $5.56, respectively. Shares available under the plan for future grants at January 31, 2004, 2003, and 2002 were 198,000, 198,000, and 192,000, respectively.

The following table summarizes information about CWT stock options outstanding at January 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 4.30	30,000	0.9 years	$ 4.30	30,000	$ 4.30
11.97 to 13.22	46,000	1.9	12.00	46,000	12.00
17.62	3,000	3.1	17.62	3,000	17.62

$ 4.30 to 17.62	79,000	1.6 years	$ 9.29	79,000	$ 9.29

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for fiscal 2004 and 2003, basic and diluted net loss per share were the same because the inclusion of 29,008 and 38,858 potentially dilutive securities, respectively, would have been anti-dilutive. The reconciliation of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
Basic:
Income (loss) from continuing operations	$(1,842)	$(4,958)	$5,426
Weighted average shares outstanding	7,139	6,993	7,035

Basic earnings (loss) per share from continuing operations	$(0.26)	$(0.71)	$0.77

Income (loss) from discontinued operations	$596	$(5,185)	$(324)
Weighted average shares outstanding	7,139	6,993	7,035

Basic earning (loss) per share from discontinued operations	$0.09	$(0.74)	$(0.05)

Net income (loss)	$(1,246)	$(10,143)	$5,102
Weighted average shares outstanding	7,139	6,993	7,035

Basic earnings (loss) per share	$(0.17)	$(1.45)	$0.72

Diluted:
Income (loss) from continuing operations	$(1,842)	$(4,958)	$5,426
Effect of subsidiary options	—	—	(228)

Income (loss) used in calculation of diluted earnings per share from continuing operations	$(1,842)	$(4,958)	$5,198

Weighted average shares outstanding	7,139	6,993	7,035
Effect of dilutive securities—stock options	—	—	93

Weighted average shares used in calculation of diluted earnings per share from continuing operations	7,139	6,993	7,128

Diluted earnings (loss) per share from continuing operations	$(0.26)	$(0.71)	$0.73

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
Net income (loss) from discontinued operations	$596	$(5,185)	$(324)
Effect of subsidiary options	(7)	—	—

Net earnings (loss) used in calculation of diluted loss per share from discontinued operations	$589	$(5,185)	$(324)

Weighted average shares outstanding	7,139	6,993	7,035
Effect of dilutive securities—stock options	29	—	—

Weighted average shares used in calculation of diluted loss per share from discontinued operations	7,168	6,993	7,035

Diluted earnings (loss) per share from discontinued operations	$0.09	$(0.74)	$(0.05)

Net income (loss)	$(1,246)	$(10,143)	$5,102
Effect of subsidiary options	—	—	(228)

Net income (loss) used in calculation of diluted earnings per share	$(1,246)	$(10,143)	$4,874

Weighted average shares outstanding	7,139	6,993	7,035
Effect of dilutive securities—stock options	—	—	93

Weighted average shares used in calculation of diluted earnings (loss) per share	7,139	6,993	7,128

Diluted earnings (loss) per share	$(0.17)	$(1.45)	$0.68

18.	Related Party Transactions

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

Shipments to SwissQual for the years ended January 31, 2004, 2003 and 2002 totaled $3.4 million, $1.6 million, and $0, respectively. Accounts receivable balances due from SwissQual at January 31, 2004 and 2003 were $2.6 million and $0.7 million, respectively. Additionally, shipments to SwissQual during the last two fiscal years have been deferred until receipt of payment. The amount deferred at January 31, 2004 and 2003 was $2.7 million and $0.6 million, respectively, included in deferred revenue on the accompanying consolidated balance sheets.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal 2004, the Company entered into a revenue sharing agreement with SwissQual whereby SwissQual receives 10% of the revenue on all Seven.Five product sales, less associated hardware costs. At January 31, 2004, the Company had accrued $352,000 relating to amounts payable to SwissQual under the revenue sharing agreement. As of January 31, 2004, no amounts had been paid to SwissQual under the revenue sharing agreement.

During fiscal 2003, the Company entered into a software development agreement whereby SwissQual will develop software to be integrated into Seven.Five. In fiscal 2003 we paid SwissQual $400,000 under the software development agreement to convert existing SwissQual software to operate in the US environment. Because technological feasibility had been established, software development costs were capitalized.

19.	Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2004, 2003, and 2002 were approximately $398,000, $511,000, and $699,000, respectively. During fiscal 2004, the Company made $165,000 of matching contributions through forfeited matching funds previously contributed to the plan.

The Company also maintains a non-qualified deferred compensation plan funded by Company executives and directors. See note 3 for further discussion.

20.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2004	2003	2002
	(In thousands)
Cash paid during the year for:
Interest	$1	$23	$21
Income taxes	2	594	1,429

In fiscal 2004, the Company issued 189,199 shares of the Company’s common stock with a fair value of $1,493,000 in connection with the purchase of CWT shares held by minority interests.

In fiscal 2003, the Company issued 61,869 shares of the Company’s common stock with a fair value of $520,000 in connection with the purchase of CWT shares held by minority interests.

In December 2001, the Company issued 95,779 shares of the Company’s common stock with a fair value of $1,202,000 in connection with the purchase of CWT shares held by minority interests.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Business Segment Information

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

Wireless applications designs and manufactures call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Call box products provide emergency communication over existing wireless networks. In addition to the call box products, the Company provides system installation and long-term maintenance services. Currently, there are approximately 14,000 call boxes that we service and maintain under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2004
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$11,150	$23,115	$—	$34,265
Cost of revenue	6,964	14,762	—	21,726

Gross profit	$4,186	$8,353	$—	$12,539

Gross margin	37.5%	36.1%	—	36.6%

Income (loss) from continuing operations before income taxes	$(2,265)	$(804)	$219	$(2,850)

Assets	$18,160	$12,252	$22,209	$52,621

	Year Ended January 31, 2003 (restated)
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$10,090	$25,596	$—	$35,686
Cost of revenue	13,369	16,639	—	30,008

Gross profit (loss)	$(3,279)	$8,957	$—	$5,678

Gross margin	(32.5)%	35.0%	—	15.9%

Income (loss) from continuing operations before income taxes	$(10,890)	$3,152	$(153)	$(7,891)

Assets	$14,914	$12,002	$23,399	$50,315

	Year Ended January 31, 2002 (restated)
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$28,222	21,346	$—	$49,568
Cost of revenue	12,907	12,740	—	25,647

Gross profit	$15,315	$8,606	$—	$23,921

Gross margin	54.3%	40.3%	—	48.2%

Income from continuing operations before income taxes	$4,171	$3,633	$778	$8,582

Assets	$31,876	$10,725	$24,468	$67,069

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2004	2003 (restated)	2002 (restated)
North America	$28,853	$29,543	$45,544
Europe	3,113	4,252	549
Asia	261	1,120	1,318
Latin America	2,038	771	2,157

	$34,265	$35,686	$49,568

Long-lived assets outside of North America were not significant at January 31, 2004, 2003, and 2002.

22.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $1.0 million at January 31, 2004, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2005	$601
2006	312
2007	53
2008	11
2009	—
Thereafter	—

Total minimum lease payments	$977

Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2004, 2003, and 2002 was $0.9 million, $0.8 million, and $0.8 million, respectively.

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

Legal Contingencies

During fiscal 2001, the Company sold a business which, among other things, provided airport management services. During the fourth quarter of fiscal 2004, the Company was sued by a tenant at an airport where the Company provided management services pursuant to a contract with the County of Los Angeles (prior to the sale of this business during the 2001 fiscal year). The claimant seeks damages of $2.0 million in addition to other unspecified damages. This matter is in the very early stages and the outcome of this matter is not determinable or estimable. No provision has been made for losses, if any, which may result from the final outcome of this matter.

In addition to the matter discussed above, the Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2004 and 2003 are as follows (in thousands, except per share data):

	Fiscal Year Quarters
Year ended January 31, 2004	First (As previously reported)	First (As restated)	Second (As previously reported)	Second (As restated)	Third (As previously reported)	Third (As restated)	Fourth

Revenue	$6,456	$6,220	$5,525	$5,321	$11,222	$10,873	$11,851
Gross profit	2,502	2,218	1,217	1,011	4,993	4,646	4,664
Operating income (loss)	(1,361)	(1,488)	(3,652)	(3,727)	1,528	1,294	800
Income (loss) from continuing operations	(818)	(899)	(2,254)	(2,301)	985	836	522
Discontinued operations	—	22	—	30	—	82	462
Net income (loss)	(818)	(877)	(2,254)	(2,271)	985	918	984

Basic earnings (loss) per share	$(0.12)	$(0.12)	$(0.31)	$(0.32)	$0.14	$0.13	$0.14

Diluted earnings (loss) per share	$(0.12)	$(0.12)	$(0.31)	$(0.32)	$0.14	$0.13	$0.14

	Fiscal Year Quarters
Year ended January 31, 2003	First (As previously reported)	First (As restated)	Second (As previously reported)	Second (As restated)	Third (As previously reported)	Third (As restated)	Fourth (As previously reported)	Fourth (As restated)
Revenue	$7,765	$7,524	$10,009	$9,662	$13,033	$12,619	$6,029	$5,881
Gross profit	2,785	2,495	2,792	(3,222)	6,340	5,879	346	526
Operating income (loss)	(967)	(994)	(9,313)	(6,930)	2,268	1,996	(3,120)	(2,479)
Income (loss) from continuing operations	(537)	(562)	(6,725)	(4,261)	1,486	1,313	(1,856)	(1,448)
Discontinued operations	—	42	—	(5,391)	—	161	—	3
Net income (loss)	(3,463)	(520)	(6,725)	(9,652)	1,486	1,474	(1,856)	(1,445)

Basic earnings (loss) per share	$(0.50)	$(0.07)	$(0.96)	$(1.39)	$0.21	$0.21	$(0.26)	$(0.20)

Diluted earnings (loss) per share	$(0.50)	$(0.07)	$(0.96)	$(1.38)	$0.21	$0.21	$(0.26)	$(0.20)

The amounts above reflect the effects of the restatement described in note 2. The restatement also impacts the previously reported results for the first, second and third quarters of fiscal 2004. The Company does not anticipate amending its prior filings on Form 10-Q for the quarterly periods above which are being restated. Instead, future quarterly filings on Form 10-Q will reflect the comparative balances as restated. The affect of the restatement adjustments on the quarterly results for fiscal 2004 and 2003 are summarized below:

■	Estimated employee bonuses were accrued at the end of the fiscal 2003. Prior to the filing of the Company’s 10-K, the Company and the Compensation Committee of the Board of Directors decreased the bonus award by approximately $600,000 but did not adjust the bonus accrual. Operating results for the fourth quarter of fiscal 2003 have been restated to reflect the reversal of this amount. The restatement adjustment was allocated between selling, general and administrative costs and engineering and product support costs in the amount of $400,000 and $200,000, respectively.

■	Prior to the fourth quarter of fiscal 2004, the Company allocated revenue from the sales of its wireless test solution products between the product and first year maintenance using an estimate of the fair value of such maintenance as a percentage of the total sales price. The Company has determined that the actual fair value of the first year maintenance as a percentage of the total sales price based on vendor specific objective evidence was higher than the estimated percentage, 10 percent versus 5 percent. The quarterly results for the first three quarters of fiscal 2004 and each of the quarters in fiscal 2003 have been restated using the actual fair value of the first year maintenance as a percentage of the total sales price. The effect of the restatement was to increase (decrease) revenue during the first, second and third quarters of fiscal 2004 by $6,000, $26,000, and ($57,000), respectively. Also, the effect of the restatement was to increase revenue during the first, second, third and fourth quarters of fiscal 2003 by $89,000, $37,000, $32,000, and $29,000, respectively.

■	During the fourth quarter of fiscal 2003, the Company recorded the costs attributable to collecting a note which was received during fiscal 2001 as partial consideration for the sale of its commercial staffing business. These costs, which included the write-off of principal and accrued interest, and legal fees, totaled approximately $341,000 and were charged against various divestiture liabilities originally recorded at the time of the sale. The financial statements for the fourth quarter of fiscal 2003 have been restated to record these costs as a general and administrative expense charged against continuing operations.

■	During fiscal 2001, the Company completed the sale of its defense and commercial staffing businesses. The sales and operations of the businesses sold were reported as discontinued operations. At the time of the sale, the Company accrued liabilities for contingencies and various costs associated with exiting these businesses. The Company has now concluded that the reserves for contingencies recorded during fiscal 2001 and earlier periods did not satisfy the probable and reasonably estimable criteria applicable to accounting for contingencies. Accordingly, January 31, 2001 retained earnings has been restated and increased by $474,000, net of tax expense of $273,000. The Company also did not adjust these accrued liabilities for subsequent changes in the original estimates of the costs associated with exiting the discontinued businesses. The Company has restated its financial statements for the fourth quarter of fiscal 2003 to reflect changes in the estimated costs of exiting the discontinued operations. The pre-tax effect of the restatement adjustments decreased the loss from discontinued operations in the fourth quarter of fiscal 2003 by $37,000.

■	During the fourth quarter of fiscal 2003, the Company recorded estimated losses associated with the recall of its legacy ChargeSource 70-watt universal AC power adapter. Included in the estimated loss were costs attributable to a third-party service bureau engaged to administer the Company’s recall efforts. These specific costs should have been charged to expense as incurred. Accordingly, the financial statements for the fourth quarter of fiscal 2003 have been restated to reduce the estimated cost of the recall recorded during fiscal 2003. This restatement had the effect of reducing cost of revenue for the fourth quarter of fiscal 2003 by $371,000. Selling, general and administrative costs reported in the first, second, and third quarters of fiscal 2004 have also been restated to increase the selling, general and administrative costs by $48,000 in each of the first three quarters.

■	During the first quarter of fiscal 2003, the Company recorded a $2.9 million transitional adjustment for the cumulative effect of a change in accounting principle upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” This transitional adjustment was attributable to the Company’s EDX reporting unit. The Company has since determined that the amount recorded as the cumulative effect of a change in accounting principle should have been reported during the second quarter of fiscal 2003 as a goodwill impairment and charged against continuing operations. The financial statements for the second quarter of fiscal 2003 have been restated accordingly. During fiscal 2004, the Company sold the net assets of the EDX reporting unit. Accordingly, all of the current and prior operations of that reporting unit have been reclassified to discontinued operations, including the aforementioned goodwill impairment change.

■	Effective the beginning of fiscal 2003 and in conjunction with the implementation of SFAS No. 142, the Company re-evaluated the useful lives of its identifiable intangible assets, including acquired algorithms with a net book value of $255,000 and an original historical cost basis of $1 million. Prior to the adoption of SFAS No. 142, the software algorithms were being amortized over five years. Upon the adoption of SFAS No. 142, it was concluded that the software algorithms had an indefinite useful life and therefore were not subject to amortization, but rather, a periodic evaluation for impairment. It has now been concluded that the original useful life of five years should have been applied after the adoption of SFAS No. 142. As a result, fiscal 2003 results of operations were restated to reflect additional amortization expense of $50,000 in each fiscal quarter. Fiscal 2004 results of operations have been adjusted to include additional amortization expense of $50,000 in the first quarter and $5,000 in the second quarter. The amortization expense is recognized in cost of revenue.

■	During the fourth quarter of fiscal 2001, the Company acquired all of the outstanding stock of EDX Engineering, Inc. Approximately, $3.2 million of the purchase price was allocated to identifiable intangible assets, consisting primarily of completed technology and acquired customer base. The tax basis of these assets was zero and a $1.3 million deferred tax liability should have been recorded by the Company at the time of acquisition. This also means that recorded goodwill would have increased by $1.3 million. The corresponding consolidated financial statements have been restated to record deferred tax liabilities for the temporary differences between the book and tax bases of the recorded assets and liabilities at the date of the EDX acquisition. As a result, amortization expense and deferred tax benefit have been increased by approximately $141,000 during fiscal 2002. Upon the adoption of SFAS No. 142 at the beginning of fiscal 2003, amortization of the identifiable intangible assets ceased. During the second quarter of fiscal 2003 and upon determination that the underlying identifiable intangibles were impaired, an additional charge to write of the net goodwill of $1.1 million was recorded and was offset in the statement of operations by a like amount of deferred tax benefit.

■	During the second quarter of fiscal 2003, the Company wrote off $5,619,000 of capitalized software costs. The write off was originally recorded to a line item labeled “Asset Impairment Charges.” The financial statements for the second quarter of fiscal 2003 have been restated to reclassify the $5,619,000 write-off of capitalized software to cost of revenue.

■	As a result of the restatement adjustments, income tax expense for continuing operations for the first, second, and third quarters of fiscal 2004 been increased (decreased) by $46,000, $27,000, and $(86,000), respectively. Additionally, income tax expense for continuing operations for the first, second, third, and fourth quarters of fiscal 2003 (including the tax benefit of $1.1 million described in the preceding paragraph related to EDX) was increased (decreased) by $10,000, ($1,046,000), $99,000, and ($233,000).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based upon this evaluation, the Company’s CEO and CFO have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)  Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that there have been no such changes during the Company’s fourth fiscal quarter.

However, as described in note 2 of the notes to the consolidated financial statements included in Part I - Item 8 of this report, the Company’s management has restated the consolidated financial statements as of and for its fiscal years ended January 31, 2000, 2001, 2002, and 2003. The Company has been advised by KPMG LLP (“KPMG”), the Company’s independent auditors, that KPMG has identified the following internal control issues that KPMG considers to be material weaknesses (as defined under standards established by the American Institute of Certified Public Accountants):

•	a lack of suitable documentation or analysis of reserves for contingencies which consider the application of the “probable” and “reasonably estimable” criteria of Statement of Financial Accounting Standards (“FASB”) No. 5, “Accounting For Contingencies.”

•	a lack of suitable documentation or analysis to support the Company’s estimate of the percentage of wireless test system revenues which should be deferred for first year maintenance.

•	a failure to follow the subsequent event rules with respect to Company’s bonus accruals.

In response to the foregoing, the Company will take the following actions:

•	The Company will institute procedures to evaluate vendor specific objective evidence as part of its quarterly closing process to ensure sales of the Company’s WTS products are recorded in accordance with Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition.”

•	In the future, the meeting of the Compensation Committee of the Company’s Board of Directors to determine annual bonuses will be scheduled prior to completion of each year’s audit of the Company’s financial statements.

•	In addition, following each meeting of the Compensation Committee, the Company will review all decisions of the Compensation Committee regarding bonuses or other compensation to confirm that the accounting treatment for such actions is consistent with applicable accounting principles.

•	The Company is continuing its evaluation of the issues noted above but has not yet determined what additional action the Company should take to strengthen its controls and procedures to address these concerns.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be held on June 22, 2004 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be held on June 22, 2004 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be held on June 22, 2004 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be held on June 22, 2004 and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in our definitive proxy statement for our 2004 annual meeting of shareholders to be held on June 22, 2004 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements (See Item 8)

2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2004, 2003, and 2002 is submitted herewith:

II Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The By-Laws are incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1986.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

4.	Instruments defining the rights of security holders

4.1	Rights Agreement, dated February 5, 2003, between Comarco, Inc. and U.S. Stock Transfer Corporation, as rights agent. The Rights Agreement is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

10.	Material Contracts

10.1	1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986.

10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988.

10.3	Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

10.4	1995 Employee Stock Option Plan is incorporated by reference from the Company’s report on Form S-8 filed with the Securities and Exchange Commission on October 5, 1995.

10.5	Severance Compensation Agreement dated September 9, 2003 between the Company and Craig Hayes, Vice President, regarding severance compensation in the event of a change in control of the Company incorporated herewith.

10.6	Severance Compensation Agreement dated September 9, 2003 between the Company and Gregory Maton, Senior Vice President, regarding severance compensation in the event of a change in control of the Company incorporated herewith.

10.7	Severance Compensation Agreement dated September 9, 2003 between the Company and Daniel R. Luz, Vice President and Chief Financial Officer, regarding severance compensation in the event of a change in control of the Company incorporated herewith.

10.8	Severance Compensation Agreement dated September 9, 2003 between the Company and Thomas A. Franza, President and Chief Executive Officer, regarding severance compensation in the event of a change in control of the Company incorporated herewith.

10.9	Severance Compensation Agreement dated September 9, 2003 between the Company and Peggy Vessell, Vice President and Secretary, regarding severance compensation in the event of a change in control of the Company incorporated herewith.

21.1	Subsidiaries of the Company

23.1	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Undertakings of Registrant

(b)	Reports on Form 8-K

        None.

COMARCO, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2004.

Comarco, Inc. /s/ THOMAS A. FRANZA Thomas A. Franza President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

Signature	Title	Date

/s/ THOMAS A. FRANZA Thomas A. Franza	President and Chief Executive Officer (Principal Executive Officer)	May 17, 2004

/s/ DANIEL R. LUTZ Daniel R. Lutz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 17, 2004

/s/ DON M. BAILEY Don M. Bailey	Chairman of the Board	May 17, 2004

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	May 17, 2004

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	May 17, 2004

/s/ ERIK VAN DER KAAY Erik van der Kaay	Director	May 17, 2004

COMARCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended January 31, 2004

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Other Changes Add (Deduct)		Balance at End of Year
Year ended January 31, 2004:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$217	$559	$186	(1)	$4	(2)	$594

Year ended January 31, 2003:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$256	$24	$63	(1)	$—		$217

Year ended January 31, 2002:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$80	$310	$160	(1)	$26	(2)	$256

(1)	Write-off of uncollectible receivables.
(2)	Collection of previously written-off receivables.