Form 10-Q
period 2004-04-30
COMARCO INC
filed 2004-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 30, 2004

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

Yes ☐    No ☑

The registrant had 7,291,874 shares of common stock outstanding as of June 10, 2004.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	April 30, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,837	$15,047
Short-term investments	1,536	2,251
Accounts receivable, net	7,251	8,982
Amounts due from affiliate	2,350	2,627
Inventory	7,710	6,150
Deferred tax assets, net	3,502	3,502
Other current assets	408	199

Total current assets	37,594	38,758
Property and equipment, net	3,038	3,131
Software development costs, net	5,007	5,536
Deferred tax assets, net	181	181
Goodwill	2,394	2,394
Acquired intangible assets, net	1,380	1,488
Other assets	1,128	1,133

	$50,722	$52,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$280	$537
Deferred revenue	5,270	5,476
Deferred compensation	1,536	2,251
Accrued liabilities	5,264	5,281

Total current liabilities	12,350	13,545
Minority interest	180	185
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at April 30, 2004 and January 31, 2004	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,291,874 and 7,284,374 shares outstanding at April 30, 2004 and January 31, 2004, respectively	729	728
Additional paid-in capital	13,165	13,126
Retained earnings	24,298	25,037

Total stockholders’ equity	38,192	38,891

	$50,722	$52,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2004	2003 (Restated)
Revenue	$9,070	$6,220
Cost of revenue	5,793	4,002

Gross profit	3,277	2,218
Selling, general and administrative costs	2,636	2,248
Engineering and support costs	1,856	1,458

Operating loss	(1,215)	(1,488)
Other income, net	47	108
Minority interest in losses of subsidiary	5	22

Loss from continuing operations before income taxes	(1,163)	(1,358)
Income tax benefit	426	459

Loss from continuing operations	(737)	(899)
Discontinued operations	(3)	22

Net loss	$(740)	$(877)

Loss per share from continuing operations:
Basic	$(0.10)	$(0.12)

Diluted	$(0.10)	$(0.12)

Net loss per share:
Basic	$(0.10)	$(0.12)

Diluted	$(0.10)	$(0.12)

Weighted average common shares outstanding:
Basic	7,285	6,968

Diluted	7,285	6,968

Common shares outstanding	7,292	6,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2004	2003 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(737)	$(899)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,153	1,058
Tax benefit from exercise of stock options	14	—
Provision for doubtful accounts receivable	(106)	10
Provision for obsolete inventory	(266)	(114)
Minority interest in earnings (losses) of subsidiary	(5)	(22)
Changes in operating assets and liabilities:
Accounts receivable	1,837	59
Amounts due from affiliate	277	(596)
Inventory	(1,294)	187
Other assets	(204)	(164)
Accounts payable	(257)	163
Deferred revenue	(206)	218
Accrued liabilities	(17)	(6)

Net cash provided by (used in) operating activities	189	(106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(422)	(483)
Software development costs	—	(785)
Acquired intangible assets	—	(161)

Net cash used in investing activities	(422)	(1,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	26	—
Purchase and retirement of common stock	—	(168)

Net cash used in financing activities	26	(168)

Net decrease in cash and cash equivalents – continuing operations	(207)	(1,703)
Net increase (decrease) in cash and cash equivalents – discontinued operations	(3)	24

Net decrease in cash and cash equivalents	(210)	(1,679)
Cash and cash equivalents, beginning of period	15,047	25,385

Cash and cash equivalents, end of period	$14,837	$23,706

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$2	$2

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2004. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

First Quarter of Fiscal 2004 Restatement:

The first quarter of fiscal 2004, ended April 30, 2003, was restated for the items described below:

•	Prior to the fourth quarter of fiscal 2004, the Company allocated revenue from the sales of its wireless test solutions products between the product and first year maintenance using an estimate of the fair value of such maintenance as a percentage of the total sales price. The Company has since determined that the actual fair value of the first year maintenance as a percentage of the total sales price based on vendor specific objective evidence was higher than the estimated percentage, 10 percent versus 5 percent. The effect of the restatement was to increase revenue by $6,000 for the first quarter of fiscal 2004.

•	Effective the beginning of fiscal 2003 and in conjunction with the implementation of SFAS No. 142, the Company re-evaluated the useful lives of its identifiable assets, including acquired algorithms with a net book value of $255,000 and an original historical cost basis of $1 million. Prior to the adoption of SFAS No. 142, the software algorithms were being amortized over five years. Upon the adoption of SFAS No. 142, it was concluded that the software algorithms had an indefinite useful life and therefore, were not subject to amortization, but rather, periodic evaluation for impairment. It was subsequently concluded that the original useful life of five years should have been applied after the adoption of SFAS No. 142. As a result, the first quarter of fiscal 2004 has been restated to include additional amortization expense of $50,000, reported in cost of revenue.

•	During the fourth quarter of fiscal 2003, the Company recorded estimated losses associated with the recall of its legacy ChargeSource 70-watt universal AC power adapter. Included in the estimated loss were costs attributable to a third-party service bureau engaged to administer the Company’s recall efforts. These specific costs should have been charged to expense as incurred. Accordingly, selling, general and administrative costs for the first quarter of fiscal 2004 have been increased $48,000 as a result of this restatement adjustment.

•	As a result of the restatement adjustments, income tax benefit for the first quarter of fiscal 2004 has been increased by $33,000.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The net effect of the restatement adjustments increased the Company’s first quarter net loss by $59,000, and increased the net loss per share by less than $.01. Additionally, in the fourth quarter of fiscal 2004, the Company sold the net assets of EDX Engineering (“EDX”) and therefore the EDX operations have been reclassified as discontinued operations for the first quarter of fiscal 2004. The following table presents the impact of the restatement adjustments to amounts previously reported for fiscal 2004 (in thousands):

	As Previously Reported	Restatement Adjustments	Reclassification For Discontinued Operations	As Restated
Revenue	$6,456	$6	$(242)	$6,220
Cost of revenue	3,954	50	(2)	4,002

Gross profit	2,502	(44)	(240)	2,218
Selling, general and administrative costs	2,319	48	(119)	2,248
Income tax benefit	413	33	13	459
Loss from continuing operations	$(818)	$(59)	$(22)	$(899)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the quarters ended April 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net loss, basic loss per share, and diluted loss per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended April 30,
	2004	2003 (restated)
Net loss:
As reported	$(740)	$(877)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(119)	(153)

Pro forma	$(859)	$(1,030)

Loss per common share — basic:
As reported	$(0.10)	$(0.12)
Pro forma	(0.12)	(0.14)
Loss per common share — diluted:
As reported	$(0.10)	$(0.12)
Pro forma	(0.12)	(0.14)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of options granted under the Company’s stock option plans during the three months ended April 30, 2004 and 2003, was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended April 30,
	2004	2003
Weighted average risk-free interest rate	3.4%	3.2%
Expected life (in years)	6	6
Expected stock volatility	46.0%	46.3%
Dividend yield	None	None

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. In October 2003, the FASB deferred the effective date of this Interpretation for pre-existing variable interest entities to no later than February 2004. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which incorporated the October 2003 deferral provisions and clarified and revised accounting guidance for all variable interest entities. All variable interest entities, regardless of when created, are

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

required to be evaluated under FIN No. 46-R no later than March 31, 2004. The Company has no variable interest entities that require consolidation or disclosure.

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

Certain provisions of SFAS No. 150 are effective immediately. However, generally SFAS No. 150 is effective for financial instruments as of the first interim period beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. Adoption of the provisions that are effective immediately has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of the not yet effective provisions of SFAS No. 150 will have a material impact on its consolidated financial statements.

4.	Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2004, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the first quarter ended April 30, 2004, the Company did not repurchase any shares of common stock.

5.	Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the first quarters ended April 30, 2004 and 2003, basic and diluted net loss per share were the same because the inclusion of 28,700 and 24,889 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Inventory

Inventory consists of the following (in thousands):

	April 30, 2004	January 31, 2004
Raw materials	$5,360	$4,022
Work in process	896	599
Finished goods	1,454	1,529

	$7,710	$6,150

8.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2004	January 31, 2004
Capitalized software development costs	$8,978	$8,978
Less: accumulated amortization	(3,971)	(3,442)

	$5,007	$5,536

Capitalized software development costs for the quarters ended April 30, 2004 and 2003 totaled $0 and $0.8 million, respectively. Amortization of software development costs for the quarters ended April 30, 2004 and 2003 totaled $529,000 and $478,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

9.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2004	January 31, 2004
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$255	$255
License rights	971	971
Intellectual property rights	788	788

	2,014	2,014
Less: accumulated amortization	(634)	(526)

	$1,380	$1,488

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents goodwill by reportable segment:

	Wireless Applications	Wireless Test Solutions	Total
Balance as of April 30, 2004	$496	$1,898	$2,394

Balance as of January 31, 2004	$496	$1,898	$2,394

Amortization Expense
Fiscal year:
2005	$422
2006	360
2007	293
2008	126
2009	113
Thereafter	174

Total estimated amortization expense	$1,488

Amortization of definite lived acquired intangible assets for the quarters ended April 30, 2004 and 2003 totaled $108,000 and $88,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

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

Wireless applications designs and manufactures call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Call box systems provide emergency communication over existing wireless networks. In addition to the call box products, the Company provides system installation and long-term maintenance services. Currently, approximately 14,000 CWT call boxes are installed, the majority of which are serviced and maintained under long-term agreements, which expire at various times through February 2011.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2004
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$5,315	$3,755	$—	$9,070
Cost of revenue	2,985	2,808	—	5,793

Gross profit	$2,330	$947	$—	$3,277

Gross margin	43.8%	25.2%	—	36.1%

Total assets	$17,700	$11,478	$21,544	$50,722

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended April 30, 2003 (restated)
	Wireless Test Solutions	Wireless Applications	Corporate	Total
Revenue	$1,619	$4,601	$—	$6,220
Cost of revenue	1,237	2,765	—	4,002

Gross profit	$382	$1,836	$—	$2,218

Gross margin	23.6%	39.9%	—	35.7%

Total assets	$15,601	$12,017	$21,698	$49,316

Revenue by geographic area consisted of the following (in thousands):

	Three Months Ended April 30,
	2004	2003 (restated)
North America	$4,458	$5,573
Europe	2,413	600
Asia	346	19
Latin America	1,853	28

	$9,070	$6,220

11.	Commitments and Contingencies

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosure made in our annual report on Form 10-K for the fiscal year ended January 31, 2004 under the caption “Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition,” as well as the audited consolidated financial statements and notes thereto also included in our annual report on Form 10-K for the fiscal year ended January 31, 2004.

Forward-Looking Statements

Some of the statements in this report and the documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements relate to future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our business’s or our industry’s actual results, levels of activity, performance, or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential,” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this report of Form 10-Q to conform such statements to actual results or to change in our expectations.

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

Our revenue is primarily derived from sales of our wireless test solutions and wireless applications products, and from services related to the maintenance of deployed emergency call box systems. We have two reportable operating segments: wireless test solutions (“WTS”) and wireless applications. See “Business Segment Information” in Note 10 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets.

Revenue Recognition

We recognize product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. For our wireless test solutions products that are integrated with embedded software, we recognize revenue using the residual method pursuant to requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, we allocate revenue to the undelivered element, typically maintenance, based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We amortize the revenue allocated to the maintenance element evenly over the term of the maintenance commitment made at the time of sale. We expense as incurred the costs associated with honoring the maintenance commitment.

We recognize service revenue as the services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months.

Significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

Software Development Costs

We capitalize software developed for sale or lease in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Our policy is to capitalize the costs associated with development of new products but expense the costs associated with new releases, which consist of enhancements or increased functionality of software embedded in our existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to customers. Capitalized software development costs, net of related amortization, are compared to management’s estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

We had $5.0 million of capitalized software as of April 30, 2004, net of accumulated amortization of $4.0 million. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

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

Inventory

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a writedown of excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during prior periods, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our forecasts of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

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

Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of April 30, 2004, we had $2.4 million of goodwill, net recorded in our unaudited condensed consolidated balance sheet.

We performed our annual goodwill impairment analysis at January 31, 2004 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenue and costs for the reporting units, as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of April 30, 2004, we had $1.4 million of non-goodwill intangible assets recorded in intangible assets, which includes $0.7 million of software rights and $0.7 million of intellectual property rights.

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

First Quarter of Fiscal 2004 Restatement:

The first quarter of fiscal 2004, ended April 30, 2003, was restated for various adjustments that are more fully described in Note 2 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. The net effect of the restatement adjustments increased the Company’s first quarter net loss by $59,000. Additionally, in the fourth quarter of fiscal 2004, the Company sold the net assets of EDX Engineering (“EDX”) and therefore the EDX operations have been reclassified as discontinued operations for the first quarter of fiscal 2004.

Results of Operations – Continuing Operations

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these field test tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

Management currently considers the following events, trends, and uncertainties to be important to understanding our WTS business:

•	The wireless communications industry has historically experienced a dramatic rate of growth both in the United States and internationally. During the past several years, however, many wireless carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing price competition for subscribers and a general economic slowdown in the United States and internationally. That trend appears to have just recently begun to change.

•	During the first half of fiscal 2004, we completed the development of our Seven.Five hardware platform and various related software applications, and began shipping products to customers in Europe, North America, and Latin America. Seven.Five is a hardware and software solution that is flexible, scalable, and modular allowing our customers to work with all 2G, 2.5G, and 3G technologies.

•	Commencing during the second half of fiscal 2004 and continuing into fiscal 2005, and in response to consumer demand for improved network coverage, quality of service, and enhanced data services, we believe domestic wireless carriers have begun to increase capital spending on their networks. It is likely that the increase in carrier spending patterns has resulted in increased demand for our WTS products. Currently, we expect this trend to continue at least through the remainder of fiscal 2005.

•	Our European operation experienced year-over-year revenue growth primarily driven by sales of our Seven.Five product platform to European wireless carriers. We expect our European operation to continue to experience year-over-year revenue growth at least through the remainder of fiscal 2005 based on the demand we’ve experienced during the first quarter of fiscal 2005, as well as planned technology deployments by wireless carriers.

•	The European marketplace is served by our exclusive reseller, SwissQual Holding Inc (“SwissQual”). All sales to SwissQual are deferred until payment is received. Currently, sales to SwissQual are recognized as revenue upon cash collection.

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

Management currently considers the following events, trends, and uncertainties to be important to understanding our wireless applications business:

•	Anticipated projects to upgrade and expand existing emergency call box systems are concentrated with several customers that are agencies of California’s state and local governments. Due to California’s continuing financial challenges, we are unable to forecast with any certainty the specific timing of these projects and related revenue. However, we have received some indications that certain of these anticipated contracts will commence during the second half of fiscal 2005.

•	We are currently transitioning the distribution of our ChargeSource mobile power products to a new and exclusive distributor, Belkin Corporation (“Belkin”). During January 2004 we entered into a supply agreement with Belkin and began shipping a limited number of ChargeSource units to Belkin late in the first quarter of fiscal 2005. We believe that it will take the balance of fiscal 2005 to ramp-up unit sales of the Belkin-branded ChargeSource units. As it is our intention to achieve maximum market penetration with our family of ChargeSource products, we are working closely with Belkin in their efforts to roll-out the existing ChargeSource product line, as well as launch several new products expected to be released during the next several quarters. We intend to evaluate Belkin’s performance during the second quarter of fiscal 2005 and make adjustments to our distribution strategy, as necessary. We are also aggressively working with others to create and capture demand for our ChargeSource products in distribution channels not effectively addressed by Belkin.

Due to the exclusive nature of our agreement with Belkin, our direct access to certain significant distribution channels may be limited.

Approximately 75 percent of our call box revenue is derived from agencies of California’s state and local governments. The State of California continues to experience severe financial challenges. We believe these challenges have created uncertainty with respect to the spending patterns of our California-based customers. As a result, projects and the related contracts to upgrade and expand certain call box systems have been delayed. While we currently believe that these projects will move ahead during fiscal 2005, we are unable to forecast the timing of such events in the near-term.

Our wireless applications business also includes the ChargeSource family of mobile power products. Designed with the needs of the traveling professional in mind, our ChargeSource mobile power products provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned product offering consists of universal AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource products are also universal allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTips connected to the end of the charging cable, our universal power adapters are capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three months ended April 30, 2004 and 2003. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended April 30,
	2004	2003
		(Restated)
Revenue	100.0%	100.0%
Cost of revenue	63.9	64.3

Gross profit	36.1	35.7
Selling, general and administrative costs	29.1	36.2
Engineering and support costs	20.4	23.4

Operating loss	(13.4)	(23.9)
Other income, net	0.5	1.7
Minority interest in losses of subsidiary	0.1	0.4

Loss from continuing operations before income taxes	(12.8)	(21.8)
Income tax benefit	4.7	7.4

Loss from continuing operations	(8.1)%	(14.4)%

Consolidated

Revenue

Total revenue for first quarter fiscal 2005, which ended April 30, 2004, was $9.1 million compared to $6.2 million for the corresponding quarter of the prior fiscal year, an increase of approximately $2.9 million or 45.8 percent. As discussed below, the increase is attributable to increased sales of our WTS products partially offset by decreased sales of our wireless applications products, specifically ChargeSource products.

For the first quarter of fiscal 2005 as compared to the corresponding period of the prior fiscal year, revenue from product sales increased 54.3 percent to $7.7 million while revenue from services totaled approximately $1.4 million and increased $0.2 million from the first quarter of fiscal 2004. The increase in product revenue is primarily attributable to increased sales of our WTS products, partially offset by decreased sales of our ChargeSource products, which declined $0.7 million or 25.3 percent.

Cost of Revenue and Gross Margin

Total cost of revenue for the first quarter of fiscal 2005 increased $1.8 million or 44.8 percent to $5.8 million. As discussed below, the increase in cost of revenue is attributable to increased sales of our WTS products. As a percentage of revenue, gross margin for the first quarter of fiscal 2005 increased slightly in comparison to the corresponding quarter of fiscal 2004 at 36.1 percent versus 35.7 percent.

Selling, General and Administrative Costs

Selling, general and administrative costs increased $0.4 million or 17.3 percent to $2.6 million for the first quarter of fiscal 2005 in comparison to the corresponding quarter of fiscal 2004. As discussed below, selling, general and administrative costs for the first quarter of fiscal 2005 includes a $0.4 million charge recognized in anticipation of settling a dispute with a significant WTS customer based in Latin America. Excluding this charge, selling, general and administrative costs for the first quarter of fiscal 2005 were comparable to the same for the corresponding quarter of fiscal 2005.

As a percentage of revenue, selling, general and administrative costs were 29.1 percent and 36.2 percent for the quarters ended April 30, 2004 and 2003, respectively.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the first quarter of fiscal 2005 and 2004 are as follows:

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Engineering	$1,266	$1,818
Less: Capitalized software development	—	(782)
Support Costs	590	422

	$1,856	$1,458

Engineering and support costs, net of capitalized software development costs, for the first quarter of fiscal 2005 were $1.9 million compared to $1.5 million for the corresponding quarter of the prior fiscal year, an increase of approximately $0.4 million. Gross engineering, before reduction for capitalized software development costs, decreased $0.5 million in comparison to fiscal 2003, primarily due to a reduction of staffing and consulting costs related to WTS engineering. In the fourth quarter of fiscal 2004, we no longer incurred expenses that qualified to be capitalized. Support costs increased $0.2 million primarily due to increased travel costs to support our WTS products in the field.

Other Income

Other income, consisting primarily of interest income, decreased approximately $61,000 to $47,000 for the first quarter of fiscal 2005 compared to the first quarter of the prior fiscal year. This decrease was primarily due to lower invested cash balances and reduced interest rates earned on invested cash balances.

Income Tax Expense

The effective tax rate for the first quarter of fiscal 2005 and 2004 was 36.6 percent and 33.8 percent, respectively.

Wireless Test Solutions (“WTS”)

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Revenue	$5,315	$1,619
Cost of revenue	2,985	1,237

Gross profit	$2,330	$382

Gross margin	43.8%	23.6%

Revenue

Wireless test solutions revenue for the first quarter of fiscal 2005 was $5.3 million compared to $1.6 million for the corresponding quarter of the prior fiscal year, an increase of $3.7 million or 228.3 percent. The increase reflects sales of our new product platform, Seven.Five, which was released in the first quarter of fiscal 2004.

The European marketplace for our WTS products is served by our exclusive reseller SwissQual. All sales to SwissQual are deferred until payment is received. For the first quarter of fiscal 2005, we received payments from SwissQual and recorded the corresponding revenue totaling $2.0 million. Additionally, as of April 30, 2004, approximately $2.2 million of sales to SwissQual has been deferred pending cash collections, which we expect to receive during the second and third quarters of fiscal 2005.

Cost of Revenue and Gross Margin

Wireless test solutions cost of revenue for the first quarter of fiscal 2005 was $3.0 million compared to $1.2 million for the corresponding quarter of the prior fiscal year, an increase of approximately $1.7 million or 141.3 percent. Gross margin for the first quarter of fiscal 2005 increased to 43.8 percent from 23.6 percent for the first quarter of fiscal 2004. The increase in margin is attributable to increased absorption of manufacturing overhead expenses and decreased labor costs when viewed as a percentage of revenue, driven by increased sales of our Seven.Five hardware and software tools.

Wireless Applications

	Three Months Ended April 30,
	2004	2003
	(In thousands)
Revenue	$3,755	$4,601
Cost of revenue	2,808	2,765

Gross profit	$947	$1,836

Gross margin	25.2%	39.9%

Revenue

Wireless applications revenue for the first quarter of 2005 was $3.8 million compared to $4.6 million for the first quarter of 2004, a decrease of approximately $0.8 million or 18.4 percent. This decrease was due to a $0.7 million decrease in sales of our ChargeSource products and a $0.1 million decrease in sales of our call box products and services. For the first quarter of fiscal 2005, call box revenue was generated from both the sales of products and providing maintenance services under long-term contracts and totaled $0.5 million and $1.2 million, respectively. Sales of call box products tend to fluctuate from quarter to quarter while revenue from the long-term maintenance contracts are relatively comparable quarter to quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the first quarter of fiscal 2004 and 2003 was $2.8 million. Gross margin for the first quarter of fiscal 2005 decreased to 25.2 percent from 39.9 percent for the first quarter of fiscal 2004. The decrease in margin is attributable to decreased absorption of manufacturing overhead expenses and other fixed costs related to the manufacture of our ChargeSource products, as well as increased labor costs when viewed as a percentage of revenue, all driven by decreased sales of our ChargeSource products.

Discontinued Operations

On January 6, 2004, Comarco sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment.

Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses.

Net loss from discontinued operations was $3,000 for the first quarter of fiscal 2005, and related to expenses incurred for the non-wireless businesses. The net income from discontinued operations for the first quarter of fiscal 2004 was $22,000, on revenue of $242,000 related to EDX.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $14.8 million as of April 30, 2004 and no outstanding debt.

Cash Flows from Operating Activities

Cash provided by operating activities was $0.2 million for the first quarter of fiscal 2005 compared to cash used in operating activities of $0.1 million for the corresponding quarter of the prior fiscal year. Our loss from continuing operations for the first quarter of fiscal 2005 was $0.7 million and was offset by cash collections that reduced accounts receivable and amounts due from SwissQual, our WTS products reseller for the European market place, by $1.8 million and $0.3 million, respectively. Inventory levels during the first quarter of fiscal 2005 increased by $1.3 million as we purchased additional raw materials required for customer purchase orders that are scheduled to be delivered during the second and third quarters of fiscal 2005.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million for the first quarter of fiscal 2005 compared to $1.4 million for the corresponding quarter of the prior fiscal year. For the first quarter of fiscal 2005, capital expenditures for property and equipment constituted substantially all of our cash used in investing activities. For the first quarter of the prior fiscal year and in addition to the $0.5 million expended for property and equipment, we invested $0.8 million in the development of software, which was critical to our products then under development. As previously discussed, we have recently completed the development of our Seven.Five hardware and software product platform and have entered the maintenance and enhancement phase of this product’s life cycle. Accordingly, no amounts related to the development of software have been capitalized during the first quarter of fiscal 2005. We currently have no specific plans that would require us to capitalize qualifying software development costs during the balance of fiscal 2005.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless test solutions products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and operating results,

•	In the event Belkin, the exclusive distributor of our ChargeSource products, is unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

The Company is exposed to the risk of changes in currency exchange rates. As of April 30, 2004, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

(a) Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b) Changes in internal controls over financial reporting

In the current quarter, the Company instituted procedures to evaluate vendor specific objective evidence as part of its quarterly closing process to ensure sales of the Company’s WTS products are recorded in accordance with Statement of Position No. 97-2 “Software Revenue Recognition.” The Company is continuing its evaluation of the matters discussed in Item 9A of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended January 31, 2004.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pulsar v. Comarco, Inc., et al,

Case No. BC30638, Superior Court of California County of Los Angeles-Central District

During fiscal 2001, the Company sold a business which, among other things, provided airport management services. During the fourth quarter of fiscal 2004, the Company was sued by a tenant at an airport where the Company previously provided management services pursuant to a contract with the County of Los Angeles. The claimant sued for breach of contract, fraud and several other causes of action based on its allegation that it had not been provided a long-term lease as allegedly promised. The claimant seeks damages of $2.0 million in addition to other unspecified damages. The outcome of this matter is not determinable or estimable. No provision has been made for losses, if any, which may result from the final outcome of this matter.

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our results of operations and financial position.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In the first quarter of fiscal 2005, the Company adopted procedures for board of director nominations as described in the Company’s 2004 definitive proxy statement, dated May 25, 2004.

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

COMARCO, INC.

Date: June 14, 2004	/s/ Thomas A. Franza
Thomas A. Franza President and Chief Executive Officer

Date: June 14, 2004	/s/ Daniel R. Lutz
Daniel R. Lutz Vice President and Chief Financial Officer