Form 10-Q
period 2004-07-31
COMARCO INC
filed 2004-09-20
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 7,340,216 shares of common stock outstanding as of September 10, 2004.

COMAR CO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 31, 2004	January 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,812	$15,047
Short-term investments	1,575	2,251
Accounts receivable, net	5,328	8,982
Amounts due from affiliate	2,520	2,627
Inventory	8,465	6,150
Deferred tax assets, net	—	2,695
Other current assets	619	524

Total current assets	32,319	38,276

Property and equipment, net	2,607	3,131
Software development costs, net	4,519	5,536
Deferred tax assets, net	—	181
Goodwill	2,394	2,394
Acquired intangible assets, net	1,480	1,488
Other assets	1,130	1,133

	$44,449	$52,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114	$537
Deferred revenue	5,215	5,476
Deferred compensation	1,575	2,251
Accrued liabilities	3,824	4,799

Total current liabilities	10,728	13,063

Minority interest	95	185
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at July 31, 2004 and January 31, 2004	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,340,216 and 7,284,374 shares outstanding at July 31, 2004 and January 31, 2004, respectively	734	728
Additional paid-in capital	13,554	13,126
Retained earnings	19,338	25,037

Total stockholders’ equity	33,626	38,891

	$44,449	$52,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue:
Products	$5,357	$3,949	$13,070	$8,947
Services	1,299	1,372	2,656	2,594

	6,656	5,321	15,726	11,541

Cost of revenue:
Products	3,653	3,504	8,636	6,693
Services	839	806	1,649	1,620

	4,492	4,310	10,285	8,313

Gross profit	2,164	1,011	5,441	3,228
Selling, general and administrative costs	1,990	3,391	4,626	5,639
Engineering and support costs	1,900	1,346	3,756	2,804

Operating loss	(1,726)	(3,726)	(2,941)	(5,215)
Other income, net	30	58	78	166
Minority interest	44	28	49	51

Loss from continuing operations before income taxes	(1,652)	(3,640)	(2,814)	(4,998)
Income tax (expense) benefit	(3,302)	1,339	(2,876)	1,798

Loss from continuing operations	(4,954)	(2,301)	(5,690)	(3,200)
Discontinued operations	(5)	30	(9)	52

Net loss	$(4,959)	$(2,271)	$(5,699)	$(3,148)

Net loss per share — basic and diluted:
Net loss from continuing operations	$(0.68)	$(0.32)	$(0.78)	$(0.44)

Net loss	$(0.68)	$(0.32)	$(0.78)	$(0.44)

Basic and diluted weighted average common shares	7,312	7,161	7,299	7,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2004	2003 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(5,690)	$(3,200)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,287	2,334
Tax benefit from exercise of stock options	75	99
Deferred income taxes	2,876	(1,368)
Loss on disposal of property and equipment	30	23
Provision for doubtful accounts receivable	(263)	13
Provision for obsolete inventory	—	(254)
Minority interest in earnings (losses) of subsidiary	(49)	(50)
Changes in operating assets and liabilities:
Accounts receivable	3,917	(1,068)
Amounts due from affiliate	107	426
Inventory	(2,316)	141
Other assets	(91)	(219)
Accounts payable	(423)	380
Deferred revenue	(261)	(1,090)
Accrued liabilities	(975)	282

Net cash used in operating activities	(776)	(3,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	44	—
Purchases of property and equipment	(583)	(1,102)
Software development costs	—	(1,728)
Acquired intangible assets	(66)	(161)

Net cash used in investing activities	(605)	(2,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	26	—
Proceeds from issuance of subsidiary common stock	129	89
Purchase and retirement of common stock	—	(195)

Net cash provided by (used in) financing activities	155	(106)

Net decrease in cash and cash equivalents – continuing operations	(1,226)	(6,648)
Net increase (decrease) in cash and cash equivalents – discontinued operations	(9)	138

Net decrease in cash and cash equivalents	(1,235)	(6,510)
Cash and cash equivalents, beginning of period	15,047	25,385

Cash and cash equivalents, end of period	$13,812	$18,875

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$—

Cash paid for income taxes	$92	$2

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

2. Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2004. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months and six months ended July 31, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

Prior Year Restatement of Quarterly Results (Fiscal 2004):

The consolidated financial statements for the three and six months ended July 31, 2003 were restated as of January 31, 2004 for the items described below:

•	Prior to the fourth quarter of fiscal 2004, the Company allocated revenue from the sales of its wireless test solutions products between the product and first year maintenance using an estimate of the fair value of such maintenance as a percentage of the total sales price. The Company has since determined that the actual fair value of the first year maintenance as a percentage of the total sales price based on vendor specific objective evidence was higher than the estimated percentage, 10 percent versus 5 percent. The effect of the restatement was to increase revenue for the three and six months ended July 31, 2003 by $26,000 and $32,000, respectively.

•	Effective the beginning of fiscal 2003 and in conjunction with the implementation of SFAS No. 142, the Company re-evaluated the useful lives of its identifiable assets, including acquired algorithms with a net book value of $255,000 and an original historical cost basis of $1 million. Prior to the adoption of SFAS No. 142, the software algorithms were being amortized over five years. Upon the adoption of SFAS No. 142, it was concluded that the software algorithms had an indefinite useful life and therefore, were not subject to amortization, but rather, periodic evaluation for impairment. It was subsequently concluded that the original useful life of five years should have been applied after the adoption of SFAS No. 142. As a result, the three and six months ended July 31, 2003 have been restated to include additional amortization expense of $5,000 and $55,000, respectively, reported in cost of revenue.

•	During the fourth quarter of fiscal 2003, the Company recorded estimated losses associated with the recall of its legacy ChargeSource 70-watt universal AC power adapter. Included in the estimated loss were costs attributable to a third-party service bureau engaged to administer the Company’s recall efforts. These specific costs should have been charged to expense as incurred. Accordingly, selling, general and administrative costs for the three and six months ended July 31, 2004 have been increased $48,000 and $96,000, respectively, as a result of this restatement adjustment.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	As a result of the restatement adjustments, income tax benefit for the three and six months ended July 31, 2003 has been increased by $10,000 and $43,000, respectively.

The net effect of the restatement adjustments increased the Company’s net loss by $17,000, and $76,000 for the three and six months ended July 31, 2003 and increased the net loss per share by $0.01 for the three and six months ended July 31, 2003. Additionally, in the fourth quarter of fiscal 2004, the Company sold the net assets of EDX Engineering (“EDX”) and therefore the EDX operations have been reclassified as discontinued operations for the first quarter of fiscal 2004. The following table presents the impact of the restatement adjustments to amounts previously reported for fiscal 2004 (in thousands):

	Three Months Ended July 31, 2003
	As Previously Reported	Restatement Adjustments	Reclassification for Discontinued Operations	As Restated
Revenue	$5,525	$26	$(230)	$5,321
Cost of revenue	4,308	5	(3)	4,310

Gross profit	1,217	21	(227)	1,011
Selling, general and administrative costs	3,438	48	(95)	3,391
Income tax benefit	1,312	10	17	1,339
Loss from continuing operations	$(2,254)	$(17)	$(30)	$(2,301)

	Six Months Ended July 31, 2003
	As Previously Reported	Restatement Adjustments	Reclassification for Discontinued Operations	As Restated
Revenue	$11,981	$32	$(472)	$11,541
Cost of revenue	8,262	55	(4)	8,313

Gross profit	3,719	(23)	(468)	3,228
Selling, general and administrative costs	5,757	96	(214)	5,639
Income tax benefit	1,725	43	30	1,798
Loss from continuing operations	$(3,072)	$(76)	$(52)	$(3,200)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended July 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net loss, basic loss per share, and diluted loss per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Net loss:
As reported	$(4,959)	$(2,271)	$(5,699)	$(3,148)
Add: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(92)	(154)	(185)	(309)

Pro forma	$(5,051)	$(2,425)	$(5,884)	$(3,457)
Loss per common share — basic:
As reported	$(0.68)	$(0.32)	$(0.78)	$(0.44)
Pro forma	(0.69)	(0.34)	(0.81)	(0.48)
Loss per common share — diluted:
As reported	$(0.68)	$(0.32)	$(0.78)	$(0.44)
Pro forma	(0.69)	(0.34)	(0.81)	(0.48)

The fair value of options granted under the Company’s stock option plans during the six months ended July 31, 2004 and 2003, was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended July 31,
	2004	2003
Weighted average risk-free interest rate	3.8%	3.4%
Expected life (in years)	6	6
Expected stock volatility	46.2%	46.0%
Dividend yield	None	None

Deferred Income Taxes:

Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting purposes, are based on tax law currently enacted. The Company assesses on a periodic basis the probability that the net deferred tax assets will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets which are estimated to be more likely than not to be realized.

During the second quarter of fiscal 2005, the Company considered both positive and negative evidence in determining the need for a valuation allowance against the net deferred tax assets. The Company’s second quarter results were less than previously expected. As of July 31, 2004, for the first time in recent history the Company has incurred cumulative losses, excluding certain non-recurring items, for a three year period. This event has been determined to be a significant element of negative evidence. While the Company expects to be profitable in the future, the projections of future profitability are based on assumptions that are not objectively verifiable. With this in mind, the negative evidence was considered to outweigh the positive evidence and the Company concluded that its net deferred tax asset should be fully reserved at the conclusion of the second quarter of the 2005 fiscal year. Accordingly, during the second quarter of fiscal 2005, a valuation allowance was established totaling approximately $2.9 million, or the entire deferred tax asset balance. Net deferred tax assets as of July 31, 2004 were zero.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

3. Recent Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	A financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets, and

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

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

4. Stockholders’ Equity

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2004, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the three and six months ended July 31, 2004, the Company did not repurchase any shares of its common stock.

5. Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2004 and 2003, basic and diluted net loss per share were the same.

Potential common shares related to stock options of 4,659 and 15,028 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2004, as the effect would have been anti-dilutive. Similarly, potential common shares of 24,339 and 24,731 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2003, as the effect would have been anti-dilutive.

6. Inventory

Inventory consists of the following (in thousands):

	July 31, 2004	January 31, 2004
Raw materials	$5,435	$4,022
Work in process	663	599
Finished goods	2,367	1,529

	$8,465	$6,150

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Software Development Costs, Net

Software development costs consist of the following (in thousands):

	July 31, 2004	January 31, 2004
Capitalized software development costs	$8,978	$8,978
Less: accumulated amortization	(4,459)	(3,442)

	$4,519	$5,536

Amortization of software development costs for the three months ended July 31, 2004 and 2003 totaled $488,000 and $705,000, respectively. For the six months ended July 31, 2004 and 2003, amortization of software development costs totaled $1.0 million and $1.2 million, respectively. Amortization of software development costs has been reported in cost of revenue in the accompanying condensed consolidated financial statements. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

8. Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	July 31, 2004	January 31, 2004
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$255	$255
License rights	1,037	971
Intellectual property rights	950	788

	2,242	2,014
Less: accumulated amortization	(762)	(526)

	$1,480	$1,488

The following table presents goodwill by reportable segment:

	Wireless Applications	Wireless Test Solutions	Total
Balance as of July 31, 2004	$496	$1,898	$2,394

Balance as of January 31, 2004	$496	$1,898	$2,394

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2005	$235
2006	413
2007	319
2008	149
2009	136
Thereafter	228

Total estimated amortization expense	$1,480

Amortization of definite lived acquired intangible assets for the three months ended July 31, 2004 and 2003 totaled $128,000 and $54,000, respectively. For the six months ended July 31, 2004 and 2003, amortization of definite lived acquired intangible assets totaled $236,000 and $142,000 respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, (“Goodwill and Other Intangible Assets.”)

9. Business Segment Information

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended July 31, 2004			Three Months Ended July 31, 2003
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions (Restated)	Wireless Applications	Total
Revenue	$3,543	$3,113	$6,656	$2,276	$3,045	$5,321
Cost of revenue	2,102	2,390	4,492	1,193	3,117	4,310

Gross profit (loss)	$1,441	$723	$2,164	$1,083	$(72)	$1,011

Gross margin	40.7%	23.2%	32.5%	47.6%	(2.4)%	19.0%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended July 31, 2004			Six Months Ended July 31, 2003
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions (Restated)	Wireless Applications	Total
Revenue	$8,859	$6,867	$15,726	$3,894	$7,647	$11,541
Cost of revenue	5,086	5,199	10,285	2,430	5,883	8,313

Gross profit	$3,773	$1,668	$5,441	$1,464	$1,764	$3,228

Gross margin	42.6%	24.3%	34.6%	37.6%	23.1%	28.0%

	Wireless Test Solutions	Wireless Applications	Corporate	Total
Assets at July 31, 2004	$17,521	$6,355	$20,573	$44,449

Assets at July 31, 2003 (restated)	$13,195	$10,053	$23,858	$47,106

Revenue by geographic area consists of the following (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003 (Restated)	2004	2003 (Restated)
North America	$3,905	$3,601	$8,363	$9,175
Europe	1,845	1,137	4,258	1,738
Asia	1	86	346	104
Latin America	905	497	2,759	524

	$6,656	$5,321	$15,726	$11,541

10. Commitments and Contingencies

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

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this report of Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

Our revenue is primarily derived from sales of our wireless test solutions and wireless applications products, and from services related to the maintenance of emergency call box systems. We have two reportable operating segments: wireless test solutions (“WTS”) and wireless applications. See “Business Segment Information” in Note 10 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

During the second quarter of fiscal 2005 and as more fully described in Note 2 of notes to unaudited consolidated financial statements included in Part I, Item 1 of this report, we concluded that the net deferred tax asset should be fully reserved and established a valuation allowance accordingly. As indicated by the results of our net deferred tax asset assessment, we evaluated our capitalized software development cost for impairment and concluded no impairment charge was required as of July 31, 2004.

We had $4.5 million of capitalized software as of July 31, 2004, net of accumulated amortization of $4.5 million. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

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

Specifically, our management must make estimates of the collectibility of our accounts receivable. Management analyzes specific customer accounts, historical bad debt, trends, customer concentrations, customer credit-worthiness, and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates.

Inventory

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a write down of excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during prior periods, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our forecasts of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

Income Taxes

As part of the process of preparing our condensed consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our condensed consolidated balance sheet. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets which are estimated to be not more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. Our second quarter results were less than previously expected. As of July 31, 2004, for the first time in recent history we have incurred cumulative losses, excluding certain non-recurring items, for a three year period. This event has been determined to be a significant element of negative evidence. While the Company expects to be profitable in the future, the projections of future profitability, as is the case with most forecasts, can not be objectively verified. With this in mind, the negative evidence was considered to outweigh the positive evidence and we concluded that the net deferred tax assets should be fully reserved at the conclusion of the second quarter of the 2005 fiscal year. Accordingly, during the second quarter of fiscal 2005, a valuation allowance was established totaling approximately $2.9 million, or the entire deferred tax asset balance.

Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of July 31, 2004, we had $2.4 million of goodwill, net recorded in our unaudited condensed consolidated balance sheet.

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

During the second quarter of fiscal 2005 and as more fully described in Note 2 of notes to unaudited consolidated financial statements included in Part I, Item 1 of this report, we concluded that the net deferred tax asset should be fully reserved and established a valuation allowance accordingly. As indicated by the results of our net deferred tax asset assessment, we evaluated our intangible assets for impairment and concluded no impairment charge was required as of July 31, 2004.

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of July 31, 2004, we had $1.5 million of non-goodwill intangible assets recorded in intangible assets, which includes $0.7 million of software rights and $0.8 million of intellectual property rights.

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

During the second quarter of fiscal 2005 and as more fully described in Note 2 of notes to unaudited consolidated financial statements included in Part I, Item 1 of this report, we concluded that the net deferred tax asset should be fully reserved and established a valuation allowance accordingly. As indicated by the results of our net deferred tax asset assessment, we evaluated our long-lived assets for impairment and concluded no impairment charge was required as of July 31, 2004.

Prior Year Restatement of Quarterly Results (Fiscal 2004):

The consolidated financial statements for the three and six months ended July 31, 2003 were restated as of January 31, 2004 for various adjustments that are more fully described in Note 2 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. The net effect of the restatement adjustments increased the Company’s second quarter net loss by $17,000 and increased the year-to-date net loss by $76,000. Additionally, in the fourth quarter of fiscal 2004, the Company sold the net assets of EDX Engineering (“EDX”) and therefore the EDX operations have been reclassified as discontinued operations for fiscal 2004.

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

Management currently considers the following events, trends, and uncertainties to be important to understanding our WTS business:

•	The wireless communications industry has historically experienced a dramatic rate of growth both in the United States and internationally. During the past several years, however, many wireless carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing price competition for subscribers and a general economic slowdown in the United States and internationally. That trend appears to have just recently begun to change.

•	During the first half of fiscal 2004, we completed the development of our Seven.Five hardware platform and various related software applications, and began shipping products to customers in Europe, North America, and Latin America. Seven.Five is a hardware and software solution that is flexible, scalable, and modular allowing our customers to work with all 2G, 2.5G, and 3G technologies.

•	Commencing during the second half of fiscal 2004 and continuing into fiscal 2005, and in response to consumer demand for improved network coverage, quality of service, and enhanced data services, we believe domestic wireless carriers have begun to increase capital spending on their networks. It is likely that the increase in carrier spending patterns has resulted in increased demand for our WTS products. Currently, we expect this trend to continue at least through the remainder of fiscal 2005. However, due to the timing and size of received and expected orders for our WTS products, revenue is expected to fluctuate quarter to quarter.

•	Our European operation experienced year-over-year revenue growth primarily driven by sales of our Seven.Five product platform to European wireless carriers. We expect our European operation to continue to experience year-over-year revenue growth at least through the remainder of fiscal 2005 based on the demand we’ve experienced during the first half of fiscal 2005, as well as planned technology deployments by wireless carriers.

•	The European marketplace is served by our exclusive reseller, SwissQual Holding Inc. (“SwissQual”). All sales to SwissQual are deferred until payment is received.

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

Management currently considers the following events, trends, and uncertainties to be important to understanding our wireless applications business:

•	Several of our call box customers have indicated their intentions to upgrade their existing analog-based call box systems to digital or 2.5G wireless technologies. We currently expect to be awarded several digital upgrade contracts during the second half of fiscal 2005, and commence upgrade activities during the fourth quarter of fiscal 2005.

•	During January 2004 we entered into a supply agreement with Belkin Corporation (“Belkin”) and began shipping a limited number of ChargeSource units to Belkin late in the first quarter of fiscal 2005. For the first six months of fiscal 2005, the ramp-up of unit sales of the Belkin-branded ChargeSource products has not met our original expectations. Accordingly and subsequent to the second quarter of fiscal 2005, we entered into another supply agreement with a national tier-one distributor of consumer electronics to distribute certain of our ChargeSource products to “Big Box” retailers and other channels. We have received firm orders and currently expect to start shipping under this supply agreement during the fourth quarter of fiscal 2005. Due to certain terms of this supply agreement, our direct access to certain significant distribution channels may be limited.

The following table sets forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three and six months ended July 31, 2004 and 2003. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue:
Products	80.5%	74.2%	83.1%	77.5%
Services	19.5	25.8	16.9	22.5

	100.0	100.0	100.0	100.0

Cost of revenue:
Products	54.9	65.9	54.9	58.0
Services	12.6	15.1	10.5	14.0

	67.5	81.0	65.4	72.0

Gross Margin:
Products	25.6	8.3	28.2	19.5
Services	6.9	10.7	6.4	8.5

	32.5	19.0	34.6	28.0
Selling, general and administrative costs	29.9	63.7	29.4	48.9
Engineering and support costs	28.5	25.3	23.9	24.3

Operating loss	(25.9)	(70.0)	(18.7)	(45.2)
Other income, net	0.5	1.1	0.5	1.5
Minority interest	0.6	0.5	0.3	0.4

Loss from continuing operations before income taxes	(24.8)	(68.4)	(17.9)	(43.3)
Income tax (expense) benefit	(49.6)	25.2	(18.3)	15.6

Loss from continuing operations	(74.4)%	(43.2)%	(36.2)%	(27.7)%

Comparison of the Three Months Ended July 31, 2004 to the Three Months Ended July 31, 2003

Consolidated

Revenue

Total revenue for the second quarter of fiscal 2005, which ended July 31, 2004, was $6.7 million compared to $5.3 million for the corresponding quarter of the prior fiscal year, an increase of approximately $1.4 million or 25.1 percent. As discussed below, the increase is attributable to increased sales of our WTS products.

For the second quarter of fiscal 2005 as compared to the corresponding period of the prior fiscal year, revenue from product sales increased 35.7 percent to $5.4 million while revenue from services decreased 5.3 percent to $1.3 million. The increase in product revenue is primarily attributable to increased sales of our WTS products, partially offset by decreased sales of our ChargeSource products, which declined $0.2 million or 12.9 percent.

Cost of Revenue and Gross Margin

Total cost of revenue for the second quarter of fiscal 2005 increased $0.2 million or 4.2 percent to $4.5 million. As discussed below, the increase in cost of revenue is attributable to increased sales of our WTS products. As a percentage of revenue, gross margin for the second quarter of fiscal 2005 increased to 32.5 percent compared to 19.0 percent for the second quarter of fiscal 2004. The second quarter of fiscal 2004 included the costs of ramping-up production of newly released ChargeSource products. We did not incur comparable costs during the second quarter of fiscal 2005.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased $1.4 million or 41.3 percent to $2.0 million for the second quarter of fiscal 2005 in comparison to the corresponding quarter of fiscal 2004. During the second quarter of fiscal 2004 we incurred approximately $1.7 million in legal, settlement, and related costs which were in excess of comparable costs incurred during the second quarter of fiscal 2005.

As a percentage of revenue, selling, general and administrative costs were 29.9 percent and 63.7 percent for the second quarters of fiscal 2005 and 2004, respectively. Excluding the $1.7 million in legal, settlement, and related costs discussed above, selling, general and administrative costs as a percentage of revenue was 31.8 percent for the second quarter of fiscal 2004.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the second quarter of fiscal 2005 and 2004 are as follows:

	Three Months Ended July 31,
	2004	2003
	(In thousands)
Engineering	$1,370	$1,975
Less: Capitalized software development	—	(944)
Support Costs	530	315

	$1,900	$1,346

Engineering and support costs, net of capitalized software development costs, for the second quarter of fiscal 2005 were $1.9 million compared to $1.3 million for the corresponding quarter of the prior fiscal year, an increase of approximately $0.6 million. Gross engineering, before reduction for capitalized software development costs, decreased $0.6 million in comparison to fiscal 2004 costs. The development of our Seven.Five product platform was substantially completed during fiscal 2004 and staffing and consulting costs related to WTS engineering decreased accordingly. Additionally, as the primary development of the Seven.Five software is complete, we no longer incur engineering costs that qualify to be capitalized. The increase in product support costs for the second quarter of fiscal 2005 is consistent with increased sales of our recently developed Seven.Five product platform.

Other Income, net

Other income, net, consisting primarily of interest income decreased approximately $28,000 to $30,000 for the three months ended July 31, 2004 compared to the same period of last fiscal year. The decrease was primarily due to lower invested cash balances and reduced interest rates earned on invested cash balances.

Income Taxes

Our effective income tax rate for the second quarter of fiscal 2005 exceeded federal and state statutory rates as income tax expense for the second quarter includes the $2.9 million valuation allowance attributable to the deferred tax assets. See Note 2 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for discussion of the valuation allowance.

Wireless Test Solutions

	Three Months Ended July 31,
	2004	2003 (Restated)
	(In thousands)
Revenue	$3,543	$2,276
Cost of revenue	2,102	1,193

Gross profit	$1,441	$1,083

Gross margin	40.7%	47.6%

Revenue

Wireless test solutions revenue for the second quarter of fiscal 2005 was $3.5 million compared to $2.3 million for the corresponding quarter of the prior fiscal year, an increase of $1.2 million or 55.7 percent. The increase reflects sales of our Seven.Five product platform, which was released during the first half of fiscal 2004.

The European marketplace for our WTS products is served by our exclusive reseller SwissQual AG (“SwissQual”). All sales to SwissQual are deferred until payment is received. For the second quarter of fiscal 2005, we received payments from SwissQual and recorded the corresponding revenue totaling $2.0 million. Additionally, as of July 31, 2004, approximately $2.3 million of sales to SwissQual has been deferred pending cash collections, which we expect to receive during the third and fourth quarters of fiscal 2005.

Cost of Revenue and Gross Margin

Wireless test solutions cost of revenue for the second quarter of fiscal 2005 was $2.1 million compared to $1.2 million for the corresponding quarter of the prior fiscal year, an increase of approximately $0.9 million or 76.2 percent. Gross margin for the second quarter of fiscal 2005 decreased to 40.7 percent from 47.6 percent for the second quarter of fiscal 2004. The decrease in gross margin is attributable to change in the mix of revenue. As sales of our hardware and software products increase, higher-margin revenue attributable to software maintenance is expected to remain relatively flat quarter-to-quarter. WTS revenue attributable to software maintenance totaled $0.6 million for the second quarter ending July 31, 2004 and 2003.

Wireless Applications

	Three Months Ended July 31.
	2004	2003
	(In thousands)
Revenue	$3,113	$3,045
Cost of revenue	2,390	3,117

Gross profit (loss)	$723	$(72)

Gross margin	23.2%	(2.4)%

Revenue

Wireless applications revenue for the second quarter of fiscal 2005 was $3.1 million compared to $3.0 million for the second quarter of 2004, an increase of approximately $0.1 million or 2.2 percent. This increase was due to a $0.2 million increase in sales of our call box products and services offset by a $0.1 million decrease in sales of our ChargeSource products. For the second quarter of fiscal 2005, call box revenue generated from product sales and maintenance services totaled $0.7 million and $1.2 million, respectively. Revenue attributable to sales of call box products or upgrades to existing call box systems tend to fluctuate quarter-to-quarter while revenue from maintenance services provided under long-term contracts remain relatively comparable quarter-to-quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the second quarter of fiscal 2005 was $2.4 million compared to $3.1 million for the second quarter of fiscal 2004, a decrease of $0.7 million or 23.3 percent. Gross margin for the second quarter of fiscal 2005 increased to 23.2 percent from (2.4) percent for the second quarter of fiscal 2004. The second quarter of fiscal 2004 included the costs of ramping-up production of newly released 120-watt ChargeSource products. We did not incur comparable costs during the second quarter of fiscal 2005.

Discontinued Operations

On January 6, 2004, we sold the net assets of the EDX reporting unit. This reporting unit was formerly reported as a component of the WTS segment.

Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses (“the non-wireless businesses.”)

Net loss from discontinued operations was $5,000 for the second quarter of fiscal 2005, and related to expenses incurred for the non-wireless businesses. The net income from discontinued operations for the second quarter of fiscal 2004 was $30,000, with revenue attributable to EDX totaling $229,000.

Comparison of the Six Months Ended July 31, 2004 to the Six Months Ended July 31, 2003

Consolidated

Revenue

Total revenue for the six months ended July 31, 2004, was $15.7 million compared to $11.5 million for the six months ended July 31, 2003, an increase of approximately $4.2 million or 36.3 percent. As discussed below, the increase is attributable to a $5.0 million increase in sales of our wireless test solutions products partially offset by a $0.8 million decrease in sales of our wireless applications products.

For the six months ended July 31, 2004 as compared to the corresponding period of the prior fiscal year, revenue from product sales increased 46.1 percent to $13.1 million while revenue from services totaled approximately $2.7 million and increased $0.1 million. The increase in product revenue is primarily attributable to increased sales of our WTS products, partially offset by decreased sales of our ChargeSource products, which declined $0.9 million or 21.5 percent.

Cost of Revenue and Gross Margin

Total cost of revenue for the six months ended July 31, 2004, was $10.3 million compared to $8.3 million for the corresponding period of fiscal 2004, an increase of approximately $2.0 million or 23.7 percent. As a percentage of revenue, gross margin was 34.6 percent as compared to 28.0 percent for the six months ended July 31, 2004 and 2003, respectively. As discussed below, the increase in gross margin is primarily attributable to increased absorption of manufacturing overhead expenses and decreased labor costs when viewed as a percentage of revenue, driven by increased sales of our wireless test solutions products.

Selling, General and Administrative Costs

Selling, general and administrative costs for the six months ended July 31, 2004, decreased $1.0 million or 18.0 percent to $4.6 million. Selling, general and administrative costs for the six months ended July 31, 2004 includes a $0.4 million charge recorded for settling a dispute with a significant WTS customer based in Latin America. Additionally, selling, general and administrative costs for the six months ended July 31, 2003 includes approximately $1.7 million in legal, settlement, and related costs incurred which were in excess of comparable costs incurred during the corresponding period of the fiscal 2005.

As a percentage of revenue, selling, general and administrative costs were 29.4 percent and 48.9 percent for the six months ended July 31, 2004 and 2003, respectively. Excluding both charges discussed above, selling, general and administrative costs as a percentage of revenue were 26.9 percent and 34.1 percent for the six months ended July 31, 2004 and 2003, respectively. The decrease is caused in part due to the reversal of $250,000 of reserves established during fiscal 2004 for uncollectible accounts receivable, upon collection in fiscal 2005.

Engineering and Support Costs

The Company capitalizes costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support costs for the six months ended July 31, 2004 and 2003, are as follows (in thousands):

	Six Months Ended July 31,
	2004	2003
Engineering	$2,635	$3,793
Less: Capitalized software development costs	—	(1,726)
Support Costs	1,121	737

	$3,756	$2,804

Engineering and support costs, net of capitalized software development costs, for the six months ended July 31, 2004 were $3.8 million compared to $2.8 million for the corresponding period of the prior fiscal year, an increase of approximately $1.0 million. Gross engineering and support costs, before reduction for capitalized software development costs, decreased $1.2 million in comparison to the corresponding period of fiscal 2004. The development of our Seven.Five product platform was substantially completed during fiscal 2004 and staffing and consulting costs related to WTS engineering decreased accordingly. Additionally, as the primary development of the Seven.Five software is complete, we no longer incur engineering costs that qualify to be capitalized. The increase in product support costs for the six months ended July 31, 2004 is consistent with increased sales of our recently developed Seven.Five product platform.

Other Income, net

Other income, net, consisting primarily of interest income, decreased approximately $88,000 to $78,000 for the six months ended July 31, 2004 compared to the same period of the prior fiscal year. This decrease was primarily due to lower invested cash balances and reduced interest rates earned on invested cash balances.

Income Tax Benefit

Our effective income tax rate for the six months ended July 31, 2004 exceeded federal and state statutory rates as income tax expense for six month period includes the $2.9 million valuation allowance attributable to the deferred tax assets. See Note 2 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for discussion of the valuation allowance.

Wireless Test Solutions

	Six Months Ended July 31,
	2004	2003 (Restated)
	(Dollars in thousands)
Revenue	$8,859	$3,894
Cost of revenue	5,086	2,430

Gross profit	$3,773	$1,464

Gross margin	42.6%	37.6%

Revenue

Revenue from our wireless test solutions segment for the six months ended July 31, 2004, was $8.9 million compared to $3.9 million for the six months ended July 31, 2003, an increase of 127.5 percent. This increase reflects sales of our Seven.Five product platform, which was released during the first half of fiscal 2004.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless test solutions for the six months ended July 31, 2004, was $5.1 million compared to $2.4 million for the six months ended July 31, 2003, an increase of approximately $2.7 million or 109.3 percent. Gross margin for the six months ended July 31, 2004 increased to 42.6 percent from 37.6 percent for the corresponding period of the prior fiscal year. The increase in gross margin was due to increased sales and a corresponding increase in absorption of fixed manufacturing overhead expenses and decreased labor costs when viewed as a percentage of revenue.

Wireless Applications

	Six Months Ended July 31,
	2004	2003
	(Dollars in thousands)
Revenue	$6,867	$7,647
Cost of revenue	5,199	5,883

Gross profit	$1,668	$1,764

Gross margin	24.3%	23.1%

Revenue

Wireless applications revenue for the six months ended July 31, 2004 was $6.9 million compared to $7.6 million for the six months ended July 31, 2003, a decrease of approximately $0.7 million or 10.2 percent. This decrease was due to a $0.9 million decrease in sales of our ChargeSource products offset by a $0.2 million increase in sales of our call box products and services.

For the six months ended July 31, 2004, call box revenue generated from product sales and maintenance services totaled $1.1 million and $2.4 million, respectively. Revenue attributable to sales of call box products or upgrades to existing call box systems tend to fluctuate quarter-to-quarter while revenue from maintenance services provided under long-term contracts remain relatively comparable quarter-to-quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the six months ended July 31, 2004 was $5.2 million compared to $5.9 million for the six months ended July 31, 2003, a decrease of $0.7 million or 11.6 percent. As a percentage of revenue, gross margin increased to 24.3 percent from 23.1 percent for the six months ended July 31, 2003. The six months ended July 31, 2003 included the costs of ramping-up production of our newly released 120-watt ChargeSource products. We did not incur comparable costs during the six months ended July 31, 2004. Additionally, due to decreased sales of our ChargeSource products during the six months ended July 31, 2004 and the related decrease in absorption of manufacturing overhead, the gross margin for our wireless applications business decreased in comparison to the corresponding period of the prior fiscal year when the production ramp-up costs previously discussed are excluded.

Discontinued Operations

On January 6, 2004, Comarco sold the net assets of the EDX reporting unit. This reporting unit was formerly included in the WTS segment.

Additionally, during fiscal 2001, the Company sold its non-wireless businesses.

Net loss from discontinued operations was $9,000 for the six months ended July 31, 2004 and related to expenses incurred for the non-wireless businesses. The net income from discontinued operations for the six months ended July 31, 2003 was $52,000 and related to the EDX reporting unit, with revenue attributable to EDX totaling $471,000.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $13.8 million as of July 31, 2004 and no outstanding debt.

Cash Flows from Operating Activities

Cash used in operating activities was $0.8 million for the six months ended July 31, 2004 compared to $3.5 million for the corresponding period of the prior fiscal year. Our loss from continuing operations for the six months ended July 31, 2004 was $5.7 million and was offset by cash collections that reduced accounts receivable by $3.9 million as well as depreciation and amortization expense of $2.3 million and the non-cash valuation allowance recorded to fully reserve our net deferred tax asset totaling $2.9 million at July 31, 2004. Inventory levels during the six month period increased by $2.3 million as we purchased additional raw materials required for customer purchase orders that are scheduled to be delivered during the third and fourth quarters of fiscal 2005. Additionally, accounts payable and accrued liabilities decreased by $0.4 million and $1.0 million, respectively, as we paid suppliers and others for accrued inventory and other expenses incurred as of the end of fiscal 2004.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.6 million for the six months ended July 31, 2004 compared to $3.0 million for the corresponding period of the prior fiscal year. For the first half of fiscal 2005, capital expenditures for property and equipment constituted substantially all of our cash used in investing activities. For the first half of the prior fiscal year and in addition to the $1.1 million expended for property and equipment, we invested $1.7 million in the development of software, which is critical to our products. As previously discussed, we have completed the development of our Seven.Five hardware and software product platform and have entered the maintenance and enhancement phase of this product’s life cycle. Accordingly, no amounts related to the development of software have been capitalized during fiscal 2005. We currently have no specific plans that would require us to capitalize software development costs during the balance of fiscal 2005.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless test solutions products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue and operating results,

•	In the event the distributors of our ChargeSource products are unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

From time to time, we may be exposed to the risk of changes in currency exchange rates. As of July 31, 2004, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments and the related liability to the executives and directors on our balance sheet at market value, with the unrealized gains and losses excluded from reported operations. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments is other than temporary.

Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs, or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b)	Changes in internal controls over financial reporting

During the period covered by this report, there were no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our disclosure control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Comarco was held on June 22, 2004. The holders of Comarco’s stock were entitled to elect five directors to serve until 2005.

The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2005 and the number of votes cast for or withheld with respect to each person.

	For	Withheld
Don M. Bailey	6,925,118	41,351
Thomas A. Franza	6,925,184	41,285
Gerald D. Griffin	6,904,434	62,035
Jeffrey R. Hultman	6,904,374	62,095
Erik H. van der Kaay	6,904,368	62,101

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Registrant furnished a Current Report to the SEC on Form 8-K on June 18, 2004, under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal quarter ended April 30, 2004 and a transcript of a conference call and simultaneous webcast presentation on June 15, 2004, relating to the Company’s financial results for the first quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 20, 2004	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: September 20, 2004	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer