Form 10-Q
period 2004-10-31
COMARCO INC
filed 2004-12-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2004

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

The registrant had 7,340,216 shares of common stock outstanding as of December 10, 2004.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	October 31, 2004	January 31, 2004 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$12,881	$15,047
Short-term investments	1,680	2,251
Accounts receivable, net	5,518	8,982
Amounts due from affiliate	403	2,627
Inventory	7,785	6,150
Deferred tax assets, net	—	2,695
Other current assets	1,156	524

Total current assets	29,423	38,276

Property and equipment, net	2,451	3,131
Software development costs, net	4,031	5,536
Deferred tax assets, net	—	181
Goodwill	2,394	2,394
Acquired intangible assets, net	1,312	1,488
Other assets	1,130	1,133

	$40,741	$52,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$209	$537
Deferred revenue	3,499	5,476
Deferred compensation	1,680	2,251
Accrued liabilities	3,439	4,799

Total current liabilities	8,827	13,063

Minority interest	77	185
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding at October 31, 2004 and January 31, 2004	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,340,216 and 7,284,374 shares issued and outstanding at October 31, 2004 and January 31, 2004, respectively	734	728
Additional paid-in capital	13,478	13,126
Retained earnings	17,625	25,037

Total stockholders’ equity	31,837	38,891

	$40,741	$52,139

(A)	Derived from the audited and consolidated financial statements as of January 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue:
Products	$5,516	$9,658	$18,586	$18,605
Services	1,199	1,215	3,855	3,809

	6,715	10,873	22,441	22,414

Cost of revenue:
Products	4,434	5,450	13,070	12,143
Services	899	777	2,548	2,397

	5,333	6,227	15,618	14,540

Gross profit	1,382	4,646	6,823	7,874
Selling, general and administrative expenses	1,988	2,078	6,614	7,717
Engineering and support expenses	1,849	1,274	5,605	4,078

Operating income (loss)	(2,455)	1,294	(5,396)	(3,921)
Other income, net	57	39	135	206
Minority interest	17	(10)	66	40

Income (loss) from continuing operations before income taxes	(2,381)	1,323	(5,195)	(3,675)
Income tax (expense) benefit	446	(487)	(2,426)	1,312

Income (loss) from continuing operations	(1,935)	836	(7,621)	(2,363)
Discontinued operations	222	82	209	134

Net income (loss)	$(1,713)	$918	$(7,412)	$(2,229)

Earnings (loss) per share — basic and diluted:
Earnings (loss) from continuing operations	$(0.26)	$0.12	$(1.04)	$(0.33)

Earnings from discontinued operations	$0.03	$0.01	$0.03	$0.02

Net income (loss)	$(0.23)	$0.13	$(1.01)	$(0.31)

Basic weighted average common shares	7,340	7,161	7,313	7,108

Diluted weighted average common shares	7,340	7,191	7,313	7,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2004	2003 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,412)	$(2,229)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,463	3,896
Tax benefit from exercise of stock options	—	99
Deferred income taxes	2,876	(796)
Loss on disposal of property and equipment	77	57
Provision for doubtful accounts receivable	(72)	386
Provision for obsolete inventory	(141)	(271)
Minority interest in losses of subsidiary	(66)	(40)
Net change in operating assets of discontinued operations	—	16
Changes in operating assets and liabilities:
Accounts receivable	3,536	(6,962)
Amounts due from affiliate	2,224	(556)
Inventory	(1,494)	(1,249)
Other assets	(629)	(197)
Accounts payable	(328)	(75)
Deferred revenue	(1,977)	(312)
Accrued liabilities	(1,360)	1,144

Net cash used in operating activities	(1,303)	(7,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	57	—
Purchases of property and equipment	(1,009)	(1,637)
Software development costs	—	(2,540)
Acquired intangible assets	(66)	(520)

Net cash used in investing activities	(1,018)	(4,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock option exercises	26	—
Proceeds from issuance of subsidiary common stock	129	89
Purchase and retirement of common stock	—	(195)

Net cash provided by (used in) financing activities	155	(106)
Net decrease in cash and cash equivalents	(2,166)	(11,892)
Cash and cash equivalents, beginning of period	15,047	25,385

Cash and cash equivalents, end of period	$12,881	$13,493

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$—

Cash paid for income taxes	$109	$2

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

2. Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2004. The consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months and nine months ended October 31, 2004 are not necessarily indicative of the results to be expected for the year ending January 31, 2005.

Prior Year Restatement of Quarterly Results (Fiscal 2004):

The consolidated financial statements for the three and nine months ended October 31, 2003 were restated as of January 31, 2004 for the items described below:

•	Prior to the fourth quarter of fiscal 2004, the Company allocated revenue from the sales of its wireless test solutions products between the product and first year maintenance using an estimate of the fair value of such maintenance as a percentage of the total sales price. The Company has since determined that the actual fair value of the first year maintenance as a percentage of the total sales price based on vendor specific objective evidence was higher than the estimated percentage, 10 percent versus 5 percent. The effect of the restatement was to decrease revenue for the three and nine months ended October 31, 2003 by $57,000 and $25,000, respectively.

•	Effective the beginning of fiscal 2003 and in conjunction with the implementation of SFAS No. 142, the Company re-evaluated the useful lives of its identifiable assets, including acquired algorithms with a net book value of $255,000 and an original historical cost basis of $1 million. Prior to the adoption of SFAS No. 142, the software algorithms were being amortized over five years. Upon the adoption of SFAS No. 142, it was concluded that the software algorithms had an indefinite useful life and therefore, were not subject to amortization, but rather, periodic evaluation for impairment. It was subsequently concluded that the original useful life of five years should have been applied after the adoption of SFAS No. 142. As a result, the three and nine months ended October 31, 2003 have been restated to include additional amortization expense of $0 and $55,000, reported in cost of revenue.

•	During the fourth quarter of fiscal 2003, the Company recorded estimated losses associated with the recall of its legacy ChargeSource 70-watt universal AC power adapter. Included in the estimated loss were costs attributable to a third-party service bureau engaged to administer the Company’s recall efforts. These specific costs should have been charged to expense as incurred. Accordingly, selling, general and administrative expenses for the three and nine months ended October 31, 2003 have been increased $48,000 and $144,000, respectively, as a result of this restatement adjustment.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•	As a result of the restatement adjustments, income tax benefit for the three and nine months ended October 31, 2003 has been increased by $38,000 and $82,000, respectively.

The net effect of the restatement adjustments decreased the Company’s net income by $67,000 for the three months ended October 31, 2003 and decreased the net earnings per share by $0.01 for the three months ended October 31, 2003. The net effect of the restatement adjustments increased the Company’s net loss by $142,000 for the nine months ended October 31, 2003 and increased the net loss per share by $0.02. Additionally, in the fourth quarter of fiscal 2004, the Company sold the net assets of EDX Engineering (“EDX”) and therefore the EDX operations have been reclassified as discontinued operations for the three and nine months ended October 31, 2003. The following table presents the impact of the restatement adjustments to amounts previously reported for fiscal 2004 (in thousands):

	Three Months Ended October 31, 2003
	As Previously Reported	Restatement Adjustments	Reclassification for Discontinued Operations	As Restated
Revenue	$11,222	$(57)	$(292)	$10,873
Cost of revenue	6,229	—	(2)	6,227

Gross profit	$4,993	$(57)	$(290)	$4,646

Selling, general and administrative expenses	$2,113	$48	$(83)	$2,078

Income tax expense	$572	$(38)	$(47)	$487

Income from continuing operations	$985	$(67)	$(82)	$836

	Nine Months Ended October 31, 2003
	As Previously Reported	Restatement Adjustments	Reclassification for Discontinued Operations	As Restated
Revenue	$23,203	$(25)	$(764)	$22,414
Cost of revenue	14,491	55	(6)	14,540

Gross profit	$8,712	$(80)	$(758)	$7,874

Selling, general and administrative expenses	$7,870	$144	$(297)	$7,717

Income tax benefit	$(1,153)	$(82)	$(77)	$(1,312)

Loss from continuing operations	$(2,087)	$(142)	$(134)	$(2,363)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. If compensation cost for the Company’s stock option plans was determined based on the fair value at the grant date for awards during the three and nine months ended October 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic earnings (loss) per share, and diluted earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Net income (loss):
As reported	$(1,713)	$918	$(7,412)	$(2,229)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)	(156)	(183)	(470)

Pro forma	$(1,778)	$762	$(7,595)	$(2,699)

Earnings (loss) per common share — basic:
As reported	$(0.23)	$0.13	$(1.01)	$(0.31)
Pro forma	(0.24)	0.11	(1.04)	(0.38)
Earnings (loss) per common share — diluted:
As reported	$(0.23)	$0.13	$(1.01)	$(0.31)
Pro forma	(0.24)	0.11	(1.04)	(0.38)

The fair value of options granted under the Company’s stock option plans during the nine months ended October 31, 2004 and 2003, was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Nine Months Ended October 31,
	2004	2003
Weighted average risk-free interest rate	3.8%	3.1%
Expected life (in years)	6	6
Expected stock volatility	46.2%	46.3%
Dividend yield	None	None

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. The total number of shares that may be granted under these plans is 2,704,337. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the nine months ended October 31, 2004 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2004	805,020	$12.77
Options granted	115,000	8.25
Options canceled or expired	(15,000)	11.04
Options exercised	(7,500)	3.42

Balance, October 31, 2004	897,520	13.66

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The average fair value of each of the options granted during the nine months ended October 31, 2004 totaled $8.25. The following table summarizes information about stock options outstanding at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 3.42 to 5.75	37,500	0.3 years	$5.75	37,500	$5.75
6.91 to 9.89	358,000	7.9	8.08	108,250	8.37
10.00 to 12.41	125,145	4.8	11.50	94,395	11.48
13.21 to 17.50	234,375	4.4	14.56	216,750	14.53
19.33 to 23.67	142,500	5.6	21.63	142,500	21.63

3.42 to 23.67	897,520	5.9 years	12.30	599,395	14.08

Stock options exercisable at October 31, 2004 were 605,395 at a weighted-average exercise price of $14.05. Shares available under the plans for future grants at October 31, 2004 total 101,687.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of October 31, 2004, the Company owned 3,323,000 out of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

In the nine months ended October 31, 2004, no options were granted. In the nine months ended October 31, 2004, 30,000 options were exercised at a weighted-average exercise price of $4.30. Stock options exercisable at October 31, 2004 were 49,000 at a weighted-average exercise price of $12.34. Shares available under the plan for future grants at October 31, 2004 were 198,000.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes information about CWT stock options outstanding at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 11.97 to 13.22	46,000	1.2	$12.00	46,000	$12.00
17.62	3,000	2.3	17.62	3,000	17.62

$ 11.97 to 17.62	49,000	1.2 years	12.34	49,000	12.34

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

During the second quarter of fiscal 2005, the Company considered both positive and negative evidence in determining the need for a valuation allowance against the net deferred tax assets. As of July 31, 2004, for the first time in recent history, the Company has incurred cumulative losses, excluding certain non-recurring items, for a three year period. This event has been determined to be a significant element of negative evidence. While the Company expects to be profitable in the future, the projections of future profitability are based on assumptions that are not objectively verifiable. With this in mind, the negative evidence was considered to outweigh the positive evidence and the Company concluded that its net deferred tax asset should be fully reserved at the conclusion of the second quarter of the 2005 fiscal year, and it remains fully reserved at the conclusion of the third quarter. Accordingly, during the second quarter of fiscal 2005, a valuation allowance was established totaling approximately $2.9 million, or the entire deferred tax asset balance. Net deferred tax assets as of October 31, 2004 were zero.

Principles of Consolidation:

The condensed consolidated financial statements of the Company include the accounts of Comarco, Inc., CWT, and wholly owned subsidiaries primarily reported as discontinued operations. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could differ materially from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, inventory obsolescence, and valuation allowances for deferred tax assets.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications:

Certain prior period balances have been reclassified to conform to the current period presentation.

3. Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2004, the Company has repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the three and nine months ended October 31, 2004, the Company did not repurchase any shares of its common stock.

4. Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under SFAS No. 128, basic net earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2004 and the nine months ended October 31, 2003, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

Potential common shares of 3,125 and 9,431 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2004, as the effect would have been antidilutive. Similarly, potential common shares of 26,145 have been excluded from diluted weighted average common shares for the nine months ended October 31, 2003, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Basic:

Net income (loss) from continuing operations	$(1,935)	$836	$(7,621)	$(2,363)
Weighted average shares outstanding	7,340	7,161	7,313	7,108

Basic and diluted earnings (loss) per share from continuing operations	$(0.26)	$0.12	$(1.04)	$(0.33)

Discontinued operations	$222	$82	$209	$134
Weighted average shares outstanding	7,340	7,161	7,313	7,108

Basic and diluted earnings (loss) per share from discontinued operations	$0.03	$0.01	$0.03	$0.02

Net income (loss)	$(1,713)	$918	$(7,412)	$(2,229)
Weighted average shares outstanding	7,340	7,161	7,313	7,108

Basic and diluted earnings (loss) per share	$(0.23)	$0.13	$(1.01)	$(0.31)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Diluted:

Net income (loss) from continuing operations	$(1,935)	$836	$(7,621)	$(2,363)
Weighted average shares outstanding	7,340	7,191	7,313	7,108

Basic and diluted earnings (loss) per share from continuing operations	$(0.26)	$0.12	$(1.04)	$(0.33)

Discontinued operations	$222	$82	$209	$134
Weighted average shares outstanding	7,340	7,191	7,313	7,108

Basic and diluted earnings (loss) per share from discontinued operations	$0.03	$0.01	$0.03	$0.02

Net income (loss)	$(1,713)	$918	$(7,412)	$(2,229)
Weighted average shares outstanding	7,340	7,191	7,313	7,108

Basic and diluted earnings (loss) per share	$(0.23)	$0.13	$(1.01)	$(0.31)

5. Inventory

Inventory consists of the following (in thousands):

	October 31, 2004	January 31, 2004
Raw materials	$4,864	$4,022
Work in process	553	599
Finished goods	2,368	1,529

	$7,785	$6,150

6. Software Development Costs, Net

Software development costs consist of the following (in thousands):

	October 31, 2004	January 31, 2004
Capitalized software development costs	$8,978	$8,978
Less: accumulated amortization	(4,947)	(3,442)

	$4,031	$5,536

Amortization of software development costs for the three months ended October 31, 2004 and 2003 totaled $488,000 and $1.0 million, respectively. For the nine months ended October 31, 2004 and 2003, amortization of software development costs totaled $1.5 million and $2.1 million, respectively. Amortization of software development costs has been reported in cost of revenue in the accompanying condensed consolidated financial statements. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	October 31, 2004	January 31, 2004
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$255	$255
License rights	1,037	971
Intellectual property rights	950	788

	2,242	2,014
Less: accumulated amortization	(930)	(526)

	$1,312	$1,488

The following table presents goodwill by reportable segment (in thousands):

	Wireless Applications	Wireless Test Solutions	Total
Balance as of October 31, 2004	$496	$1,898	$2,394

Balance as of January 31, 2004	$496	$1,898	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2005	$104
2006	378
2007	317
2008	149
2009	136
Thereafter	228

Total estimated amortization expense	$1,312

Amortization of definite-lived acquired intangible assets for the three months ended October 31, 2004 and 2003 totaled $168,000 and $64,000, respectively. For the nine months ended October 31, 2004 and 2003, amortization of definite-lived acquired intangible assets totaled $404,000 and $195,000 respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, (“Goodwill and Other Intangible Assets.”)

8. Business Segment Information

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Wireless applications designs and manufactures call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Call box systems provide emergency communication over existing wireless networks. In addition to the call box products, the Company provides system installation and long-term maintenance services. Currently, approximately 19,000 CWT call boxes are installed, of which approximately 14,000 are serviced and maintained under long-term agreements, which expire at various times through February 2011.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended October 31, 2004			Three Months Ended October 31, 2003
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions (Restated)	Wireless Applications	Total (Restated)
Revenue	$4,193	$2,522	$6,715	$2,822	$8,051	$10,873
Cost of revenue	2,334	2,999	5,333	1,979	4,248	6,227

Gross profit (loss)	$1,859	$(477)	$1,382	$843	$3,803	$4,646

Gross margin	44.3%	(18.9)%	20.6%	29.9%	47.2%	42.7%

	Nine Months Ended October 31, 2004			Nine Months Ended October 31, 2003
	Wireless Test Solutions	Wireless Applications	Total	Wireless Test Solutions (Restated)	Wireless Applications	Total (Restated)
Revenue	$13,052	$9,389	$22,441	$6,716	$15,698	$22,414
Cost of revenue	7,420	8,198	15,618	4,409	10,131	14,540

Gross profit	$5,632	$1,191	$6,823	$2,307	$5,567	$7,874

Gross margin	43.2%	12.7%	30.4%	34.4%	35.5%	35.1%

	Wireless Test Solutions	Wireless Applications	Corporate	Total
Assets at October 31, 2004	$13,843	$5,691	$21,207	$40,741

Assets at January 31, 2004	$18,160	$12,252	$21,727	$52,139

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue by geographic area consists of the following (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
North America	$3,042	$9,380	$11,405	$18,553
Europe	2,320	482	6,579	2,220
Asia	—	58	346	163
Latin America	1,353	953	4,111	1,478

	$6,715	$10,873	$22,441	$22,414

9. Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions which allows the Company to delay receipt of such orders or allows the Company to cancel orders pursuant to certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of Company requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, the Company may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position.

Significant Customers and Suppliers

The Company has historically derived a significant portion of its revenue from a limited number of customers. For the nine months ended October 31, 2004 three customers accounted for more than 10.0 percent of the Company’s revenue. SwissQual, the Company’s European distributor of WTS products accounted for $6.2 million or 27.7 percent of revenue, Targus, the former distributor of ChargeSource products, accounted for $3.6 million or 16.2 percent of revenue, and TIM Celular S.A., a customer of the WTS business, accounted for $3.0 million or 13.2 percent of revenue. For the nine months ended October 31, 2003 only one customer, Targus at 31.2 percent, accounted for in excess of 10.0 percent of the Company’s revenues.

A decision by a significant customer to substantially decrease or delay purchases from the Company or the Company’s inability to collect receivables from these customers could have a material adverse effect on the Company’s business, results of operations, and financial condition.

For the nine months ended October 31, 2004, the Company had two inventory suppliers that each accounted for more than 10.0 percent of the Company’s inventory purchases. Nokia and Synnex, WTS vendors, accounted for 12.1 percent and 11.2 percent of inventory purchases, respectively, made during the nine months ended October 31, 2004. For the nine months ended October 31, 2003, the Company had two inventory suppliers that each accounted for more than 10 percent of the Company’s inventory purchases. Future Electronics and Supercomal Advanced Cables, ChargeSource vendors, accounted for 17.4 percent and 13.7 percent of inventory purchases, respectively, made during the nine months ended October 31, 2003.

A significant supplier’s inability to perform under a firm purchase order or significant delay in performance could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Significant Supplier Agreements

During the third quarter of fiscal 2005, the Company entered into a supply agreement with Kensington (the “Supply Agreement”), a tier-one distributor of consumer electronics, to distribute certain of our ChargeSource products to “Big Box” retailers and other channels. The Supply Agreement commenced September 1, 2004 and continues for a term of eighteen (18) months and provides Kensington with channel conflict protection with respect to certain channels and ChargeSource products based on Kensington’s performance.

During January 2004, we entered into a supply agreement with Belkin Corporation (“Belkin” and the “Belkin Supply Agreement”) and began shipping a limited number of ChargeSource units to Belkin late in the first quarter of fiscal 2005. The subsequent sales and marketing efforts, as well as the ramp-up of unit sales of the Belkin-branded ChargeSource products did not meet our original expectations. The Belkin Supply Agreement was terminated in conjunction with the execution of a mutual release during the third quarter of fiscal 2005. Accordingly, during the third quarter of fiscal 2005 the Company established an inventory reserve recorded as cost of revenue totaling approximately $0.6 million to fully reserve undelivered Belkin-branded ChargeSource products that were manufactured under non-cancelable purchase orders.

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

The Company is from time to time involved in various legal proceedings incidental to the conduct of our business. Management of the Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and disclosure made in our annual report on Form 10-K for the fiscal year ended January 31, 2004 under the caption “Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition,” as well as the audited consolidated financial statements and notes thereto also included in our annual report on Form 10-K for the fiscal year ended January 31, 2004.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any of the forward-looking statements after the filing of this report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. We also design and manufacture emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Our revenue is primarily derived from sales of our wireless test solutions and wireless applications products, and from services related to the maintenance of emergency call box systems. We have two reportable operating segments: wireless test solutions (“WTS”) and wireless applications. See “Business Segment Information” in Note 9 of notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Policies

We have identified the following as critical accounting policies to our company: revenue recognition, software development costs, accounts receivable, inventory, income taxes, valuation of goodwill, and valuation of long-lived assets.

Revenue Recognition

We recognize product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. For our WTS products, which are integrated with embedded software, we recognize revenue using the residual method pursuant to requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, we allocate revenue to the undelivered element, typically maintenance, based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We amortize the revenue allocated to the maintenance element evenly over the term of the maintenance commitment made at the time of sale. We expense as incurred the costs associated with honoring the maintenance commitment.

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

We had $4.0 million of capitalized software as of October 31, 2004, net of accumulated amortization of $4.9 million. Capitalized software amortization expense is included in cost of revenue. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

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

During the third quarter of fiscal 2005, we entered into a Mutual Release Agreement (“Mutual Release”) with Belkin Corporation (“Belkin”), a former distributor of our ChargeSource products, whereby each party released the other party of its obligations under the previously executed Supply Agreement dated January 8, 2004 (the “Supply Agreement”), as well as any obligations under non-cancelable purchase orders received from Belkin. Accordingly, during the third quarter of fiscal 2005, we established an inventory reserve totaling approximately $0.6 million to fully reserve undelivered Belkin-branded ChargeSource products that were manufactured under non-cancelable purchase orders, which we intend to destroy.

Income Taxes

As part of the process of preparing our unaudited condensed consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheets. We then assess on a periodic basis the probability that our net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets which are estimated to be more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the current quarter, no changes to the deferred tax assets and liabilities were made during the third quarter of fiscal 2005.

In the third quarter of fiscal 2005, we recorded a tax benefit of $446,000 due to the generation of refund claims created upon completion of our fiscal 2004 corporate tax returns in this quarter.

Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of October 31, 2004, we had $2.4 million of goodwill recorded in our unaudited condensed consolidated balance sheet.

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

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of October 31, 2004, we had $1.3 million of non-goodwill intangible assets recorded in intangible assets, which includes $0.5 million of software rights and $0.8 million of intellectual property rights.

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

Prior Year Restatement of Quarterly Results (Fiscal 2004):

The consolidated financial statements for the three and nine months ended October 31, 2003 were restated as of January 31, 2004 for various adjustments that are more fully described in Note 2 of notes to our unaudited consolidated financial statements included in Part I, Item 1 of this report. The net effect of the restatement adjustments decreased the Company’s third quarter net income by $67,000 and increased the year-to-date net loss by $142,000. Additionally, in the fourth quarter of fiscal 2004, the Company sold the net assets of EDX Engineering (“EDX”) and therefore the EDX operations have been reclassified as discontinued operations for fiscal 2004.

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

Management currently considers the following events, trends, and uncertainties to be important to understanding our WTS business:

•	The wireless communications industry has historically experienced a dramatic rate of growth both in the United States and internationally. During the past several years, however, many wireless carriers have re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the adoption of new wireless technologies, increasing price competition for subscribers and a general economic slowdown in the United States and internationally. Over the last six months, it appears that some of these conditions have begun to improve.

•	During the first half of fiscal 2004, we completed the development of our Seven.Five hardware platform and various related software applications, and began shipping products to customers in Europe, North America, and Latin America. Seven.Five is a hardware and software solution that is flexible, scalable, and modular allowing our customers to work with all 2G, 2.5G, and 3G technologies.

•	Commencing during the second half of fiscal 2004 and continuing into fiscal 2005, and in response to consumer demand for improved network coverage, quality of service, and enhanced data services, we believe domestic wireless carriers have begun to increase capital spending on their networks. It is likely that the increase in carrier spending patterns has resulted in increased demand for our WTS products. Currently, we expect this trend to continue at least through the remainder of fiscal 2005. However, due to the timing and size of received and expected orders for our WTS products, revenue is expected to fluctuate quarter to quarter.

•	Our European operation experienced year-over-year revenue growth primarily driven by sales of our Seven.Five product platform to European wireless carriers. We expect our European operation to continue to experience year-over-year revenue growth at least through the remainder of fiscal 2005 based on the demand we’ve experienced during the nine months ending October 31, 2004, as well as planned technology deployments by wireless carriers.

•	The European marketplace is served by our exclusive reseller, SwissQual Holding Inc. (“SwissQual”). All sales to SwissQual are deferred until payment is received.

Wireless Applications

Our wireless applications business designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our call box products provide emergency communication over existing wireless networks. In addition to the call box products, we provide system installation and long-term maintenance services. Currently, we have approximately 19,000 call boxes installed, of which approximately 14,000 are serviced and maintained under long-term agreements which expire at various dates through February 2011.

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

Management currently considers the following events, trends, and uncertainties to be important to understanding our wireless applications business:

•	During the third quarter of fiscal 2005, we were awarded a $2.5 million contract to upgrade the 1,600 unit San Bernardino SAFE call box system from analog to digital. We expect to commence upgrade activities during the fourth quarter of fiscal 2005 and complete the contracted work during the third quarter of fiscal 2006. We were also awarded a five year maintenance contract valued at approximately $3.3 million, which replaces the expiring contract to provide system maintenance services.

•	In addition to the San Bernardino SAFE, several of our call box customers have indicated their intentions to upgrade their existing analog-based call box systems to digital or 2.5G wireless technologies. We currently expect to be awarded additional digital upgrade contracts during the coming quarters.

•	During the third quarter of fiscal 2005, we entered into a supply agreement with Kensington, a tier-one distributor of consumer electronics, to distribute certain of our ChargeSource products to “Big Box” retailers and other channels. During the third quarter we received firm orders from Kensington and began shipping a limited number of units under this supply agreement. We currently expect to continue to ramp-up production of Kensington-branded ChargeSource products during the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006.

•	During January 2004 we entered into a supply agreement with Belkin Corporation (“Belkin” and the “Belkin Supply Agreement”) and began shipping a limited number of ChargeSource units to Belkin late in the first quarter of fiscal 2005. The subsequent sales and marketing efforts, as well as the ramp-up of unit sales of the Belkin-branded ChargeSource products did not meet our original expectations. The Belkin Supply Agreement was terminated in conjunction with the execution of the Mutual Release during the third quarter of fiscal 2005. Due to certain terms of this recent supply agreement, our direct access to certain significant distribution channels may be limited with respect to certain of our ChargeSource products.

•	In addition to transitioning the distribution of our ChargeSource products to Kensington, during the third quarter of fiscal 2005, we transitioned the manufacturing of our redesigned ChargeSource product line to a contract manufacturer located in China. These distribution and manufacturing initiatives, which are expected to enhance our competitiveness in the marketplace, interrupted our business resulting in lower revenue from the sales of our ChargeSource products. While these initiatives are underway, we expect to experience additional, yet decreasing, disruption and ramp-up delays during the fourth quarter of fiscal 2005.

The following table sets forth certain items as a percentage of revenue from our unaudited condensed consolidated statements of operations for the three and nine months ended October 31, 2004 and 2003. The table and discussion that follows provides information which management believes is relevant to an assessment and understanding of our unaudited condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes thereto included elsewhere herein.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue:
Products	82.1%	88.8%	82.8%	83.0%
Services	17.9	11.2	17.2	17.0

	100.0	100.0	100.0	100.0

Cost of revenue:
Products	66.0	50.1	58.2	54.2
Services	13.4	7.2	11.4	10.7

	79.4	57.3	69.6	64.9

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003 (Restated)	2004	2003 (Restated)
Gross margin:
Products	16.1	38.7	24.6	28.8
Services	4.5	4.0	5.8	6.3

	20.6	42.7	30.4	35.1
Selling, general and administrative expenses	29.6	19.1	29.5	34.4
Engineering and support expenses	27.5	11.7	25.0	18.2

Operating income (loss)	(36.5)	11.9	(24.1)	(17.5)
Other income, net	0.8	0.4	0.6	0.9
Minority interest	0.3	(0.1)	0.3	0.2

Income (loss) from continuing operations before income taxes	(35.4)	12.2	(23.2)	(16.4)
Income tax (expense) benefit	6.6	(4.5)	(10.8)	5.9

Income (loss) from continuing operations	(28.8)%	7.7%	(34.0)%	(10.5)%

Comparison of the Three Months Ended October 31, 2004 to the Three Months Ended October 31, 2003

Consolidated

Revenue

Total revenue for the third quarter of fiscal 2005, which ended October 31, 2004, was $6.7 million compared to $10.9 million for the corresponding quarter of the prior fiscal year, a decrease of approximately $4.2 million or 38.2 percent. As discussed below, the decrease is attributable to decreased sales of our wireless applications products, partially offset by increased sales of our WTS products.

For the third quarter of fiscal 2005 as compared to the corresponding period of the prior fiscal year, revenue from product sales decreased 42.9 percent to $5.5 million while revenue from services remained flat at approximately $1.2 million. The decrease in product revenue is primarily attributable to decreased sales of our wireless applications products, primarily our ChargeSource mobile power products, which declined $5.0 million or 82.7 percent, partially offset by increased sales of our WTS products.

Cost of Revenue and Gross Margin

Total cost of revenue for the third quarter of fiscal 2005 decreased $0.9 million or 14.4 percent to $5.3 million. As discussed below, the decrease in cost of revenue is attributable to decreased sales of our wireless applications products, primarily our ChargeSource products. As a percentage of revenue, gross margin for the third quarter of fiscal 2005 decreased to 20.6 percent compared to 42.7 percent for the third quarter of fiscal 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $90,000 or 4.3 percent to $2.0 million for the third quarter of fiscal 2005 in comparison to the corresponding quarter of fiscal 2004. During the third quarter of fiscal 2005, we charged approximately $0.2 million to allowance for uncollectible accounts related to an amount due from a customer of our WTS business. In the corresponding quarter of the prior year we charged approximately $0.4 million to allowance for uncollectible accounts related to an amount due from our former ChargeSource distributor, which was subsequently collected. This decrease is offset by increased legal and accounting fees recorded in the third quarter of fiscal 2005.

As a percentage of revenue, selling, general and administrative expenses were 29.6 percent and 19.1 percent for the third quarters of fiscal 2005 and 2004, respectively.

Engineering and Support Expenses

The Company capitalizes costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support expenses for the third quarter of fiscal 2005 and 2004 are as follows:

	Three Months Ended October 31,
	2004	2003
	(In thousands)
Engineering	$1,273	$1,760
Less: Capitalized software development	—	(811)
Support expenses	576	325

	$1,849	$1,274

Engineering and support expenses, net of capitalized software development costs, for the third quarter of fiscal 2005 were $1.8 million compared to $1.3 million for the corresponding quarter of the prior fiscal year, an increase of approximately $0.5 million. Gross engineering, before reduction for capitalized software development costs, decreased $0.5 million in comparison to fiscal 2004 costs. The development of our Seven.Five product platform was substantially completed during fiscal 2004 and staffing and consulting costs related to WTS engineering decreased accordingly. Additionally, because the primary development of the Seven.Five software is complete, we no longer incur engineering costs that qualify to be capitalized. This has resulted in an increase in engineering and support expenses, net of capitalized software development costs, for the three months ended October 31, 2004. The increase in product support costs for the third quarter of fiscal 2005 is consistent with increased sales of our recently developed WTS Seven.Five product platform.

Other Income, net

Other income, net, which consists primarily of interest income, increased approximately $18,000 to $57,000 for the three months ended October 31, 2004 compared to the same period of the prior fiscal year.

Income Taxes

During the third quarter of fiscal 2005, we recorded an income tax benefit, totaling $0.4 million, for net operating loss carry backs recovering income taxes paid in prior years, compared to an income tax expense of $0.5 million for the third quarter of fiscal 2004. As we have incurred losses for a period in excess of three years, no additional income tax provision was required for the third quarter of fiscal 2005. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9, or the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. See Note 2 of notes to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for discussion of the valuation allowance.

Wireless Test Solutions

	Three Months Ended October 31,
	2004	2003 (Restated)
	(In thousands)
Revenue	$4,193	$2,822
Cost of revenue	2,334	1,979

Gross profit	$1,859	$843

Gross margin	44.3%	29.9%

Revenue

Wireless test solutions revenue for the third quarter of fiscal 2005 was $4.2 million compared to $2.8 million for the corresponding quarter of the prior fiscal year, an increase of $1.4 million or 48.6 percent. This increase was due to sales of our Seven.Five product platform, which was released during the first half of fiscal 2004, and reflects the impact of payments from our resellers, sales through resellers are typically recorded as revenue when payment from the reseller is received by the Company.

The European marketplace for our WTS products is served by our exclusive reseller SwissQual AG (“SwissQual”). All sales to SwissQual are deferred until payment is received. For the third quarter of fiscal 2005, we received payments of $2.4 million from SwissQual and recorded the corresponding revenue (excluding maintenance) totaling $2.2 million. Additionally, as of October 31, 2004, approximately $0.4 million of sales to SwissQual has been deferred pending cash collections, which we expect to receive during the fourth quarter of fiscal 2005 and thereafter.

Cost of Revenue and Gross Margin

Wireless test solutions cost of revenue for the third quarter of fiscal 2005 was $2.3 million compared to $2.0 million for the corresponding quarter of the prior fiscal year, an increase of approximately $0.3 million or 17.9 percent. Gross margin for the third quarter of fiscal 2005 increased to 44.3 percent from 29.9 percent for the third quarter of fiscal 2004. The increase in gross margin is attributable to decreased amortization of software development costs recorded as cost of revenue for the third quarter of fiscal 2005 compared to the corresponding period of the prior fiscal year, as well as increased absorption of fixed manufacturing costs due to increased WTS product sales. Amortization of capitalized software development costs totaled $0.5 million and $1.0 million for the three month periods ending October 31, 2004 and 2003, respectively. Excluding such amortization and as a percentage of revenue, gross margin for the third quarter of fiscal 2005 decreased to 56.3 percent from 65.3 percent for the third quarter of fiscal 2004.

Wireless Applications

	Three Months Ended October 31,
	2004	2003
	(In thousands)
Revenue	$2,522	$8,051
Cost of revenue	2,999	4,248

Gross profit (loss)	$(477)	$3,803

Gross margin	(18.9)%	47.2%

Revenue

Wireless applications revenue for the third quarter of fiscal 2005 was $2.5 million compared to $8.1 million for the third quarter of 2004, a decrease of approximately $5.5 million or 68.7 percent. This decrease was due to a $5.0 million decrease in sales of our ChargeSource products and a $0.5 million decrease in sales of our call box products and services. Revenue recorded in the third quarter of fiscal 2004 includes $1.1 million relating to our former ChargeSource distributor’s unused recall credit.

During the third quarter of fiscal 2005, we transitioned the manufacturing of our redesigned ChargeSource product line to a contract manufacturer located in China. Additionally and as discussed above, we also transitioned the distribution of these products to Kensington. These strategic initiatives, which are expected to enhance our competiveness in the marketplace, interrupted our business resulting in lower revenue from the sales of our ChargeSource products. While these initiatives are underway, we expect to experience additional, yet decreasing, disruption and ramp-up delays during the fourth quarter of fiscal 2005.

For the third quarter of fiscal 2005 and 2004, call box revenue generated from product sales and maintenance services totaled $1.5 million and $2.0 million, respectively. Revenue attributable to sales of call box products or upgrades to existing call box systems tend to fluctuate quarter-to-quarter while revenue from maintenance services provided under long-term contracts remain relatively comparable quarter-to-quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the third quarter of fiscal 2005 was $3.0 million compared to $4.2 million for the third quarter of fiscal 2004, a decrease of $1.2 million or 29.4 percent. Cost of revenue for the third quarter of fiscal 2005 exceeded revenue resulting in a gross loss of $0.5 million as compared to gross profit of $3.8 million for the corresponding quarter of the prior fiscal year.

Gross margin for our wireless applications business decreased in the third quarter of fiscal 2005 compared to the corresponding period of the prior fiscal year because of decreased sales of our ChargeSource products and the related decrease in absorption of manufacturing overhead. The decrease in gross margin for the third quarter of fiscal 2005 is also partially attributable to an inventory reserve recorded as cost of revenue totaling approximately $0.6 million to fully reserve undelivered Belkin-branded ChargeSource products that were manufactured under non-cancelable purchase orders, which we intend to destroy. We did not experience similar type costs during the corresponding period of the prior fiscal period.

Discontinued Operations

On January 6, 2004, we sold the net assets of the EDX reporting unit and the EDX operations have been reclassified as discontinued operations. This reporting unit was formerly reported as a component of the WTS segment.

Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses (“the non-wireless businesses.”)

Net income from discontinued operations was $222,000 for the third quarter of fiscal 2005, $95,000 related to a reduction of an indemnification liability and $127,000 related to a reduction in the bad debt reserve recorded in conjunction with the sales of our non-wireless businesses. Net income from discontinued operations for the third quarter of fiscal 2004 was $82,000, with the related revenue attributable to EDX totaling $292,000.

Comparison of the Nine Months Ended October 31, 2004 to the Nine Months Ended October 31, 2003

Consolidated

Revenue

Total revenue for the nine months ended October 31, 2004, remained flat at $22.4 million compared to the nine months ended October 31, 2003. As discussed below, current year revenue includes a $6.3 million increase in sales of our WTS products offset by a $6.3 million decrease in sales of our wireless applications products.

For the nine months ended October 31, 2004 as compared to the corresponding period of the prior fiscal year, revenue from product sales and services remained flat at $18.6 million and $3.8 million, respectively.

Cost of Revenue and Gross Margin

Total cost of revenue for the nine months ended October 31, 2004, was $15.6 million compared to $14.5 million for the corresponding period of fiscal 2004, an increase of approximately $1.1 million or 7.4 percent. As a percentage of revenue, gross margin was 30.4 percent and 35.1 percent for the nine months ended October 31, 2004 and 2003, respectively. As discussed below, the decrease in gross margin is primarily attributable to decreased sales of our ChargeSource products and a $0.6 million increase in inventory reserves related to our ChargeSource products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended October 31, 2004, decreased $1.1 million or 14.3 percent to $6.6 million. Selling, general and administrative expenses for the nine months ended October 31, 2004 includes a $0.4 million charge recorded for settling a dispute with a significant WTS customer based in Latin America. Additionally, selling, general and administrative expenses for the nine months ended October 31, 2004 excludes approximately $2.0 million in legal, settlement, and related costs incurred during the corresponding period of fiscal 2004.

As a percentage of revenue, selling, general and administrative expenses were 29.5 percent and 34.4 percent for the nine months ended October 31, 2004 and 2003, respectively. Excluding both charges discussed above, selling, general and administrative expenses as a percentage of revenue were 27.7 percent and 25.5 percent for the nine months ended October 31, 2004 and 2003, respectively.

Engineering and Support Expenses

The Company capitalizes costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. Engineering and support expenses for the nine months ended October 31, 2004 and 2003, are as follows (in thousands):

	Nine Months Ended October 31,
	2004	2003
	(In thousands)
Engineering	$3,908	$5,553
Less: Capitalized software development costs	—	(2,538)
Support expenses	1,697	1,063

	$5,605	$4,078

Engineering and support expenses, net of capitalized software development costs, for the nine months ended October 31, 2004 were $5.6 million compared to $4.1 million for the corresponding period of the prior fiscal year, an increase of approximately $1.5 million. Gross engineering and support expenses, before reduction for capitalized software development costs, decreased $1.0 million in comparison to the corresponding period of fiscal 2004. The development of our Seven.Five product platform was substantially completed during fiscal 2004 and staffing and consulting costs related to WTS engineering decreased accordingly. Additionally, because the primary development of the Seven.Five software is complete, we no longer incur engineering costs that qualify to be capitalized. This has resulted in an increase in our engineering and support expenses, net of capitalized software development costs, for the nine months ended October 31, 2004. The increase in product support costs for the nine months ended October 31, 2004 is consistent with increased sales of our recently developed Seven.Five product platform.

Other Income, net

Other income, net, consisting primarily of interest income, decreased approximately $71,000 to $135,000 for the nine months ended October 31, 2004 compared to the same period of the prior fiscal year. This decrease was primarily due to lower invested cash balances and reduced interest rates earned on invested cash balances.

Income Taxes

Our effective income tax rate for the nine months ended October 31, 2004 exceeded federal and state statutory rates as income tax expense for the nine month period includes the $2.9 million valuation allowance recorded during the second quarter of fiscal 2005 attributable to the deferred tax assets. See Note 2 of notes to unaudited condensed consolidated financial statements included in Part I, Item 1 of this report for discussion of the valuation allowance. Our effective income tax rate for the nine months ended October 31, 2003 was 35.7 percent, consistent with the federal and state statutory rates reduced by approximately 3.0 percent for eligible research and experimentation credits.

Wireless Test Solutions

	Nine Months Ended October 31,
	2004	2003 (Restated)
	(In thousands)
Revenue	$13,052	$6,716
Cost of revenue	7,420	4,409

Gross profit	$5,632	$2,307

Gross margin	43.2%	34.4%

Revenue

Revenue from our wireless test solutions segment for the nine months ended October 31, 2004 was $13.1 million compared to $6.7 million for the nine months ended October 31, 2003, an increase of 94.3 percent. This revenue increase is attributable to increased sales of our Seven.Five product platform during the nine month period ended October 31, 2004. Seven.Five was released during the first half of fiscal 2004 and only available for sale during a portion of the nine month period ended October 31, 2003.

Cost of Revenue and Gross Margin

Cost of revenue from our wireless test solutions for the nine months ended October 31, 2004, was $7.4 million compared to $4.4 million for the nine months ended October 31, 2003, an increase of approximately $3.0 million or 68.3 percent. The increase in cost of revenue for the nine months ended October 31, 2004 was primarily the result of increased sales of our Seven.Five product platform. Gross margin for the nine months ended October 31, 2004 increased to 43.2 percent from 34.4 percent for the corresponding period of the prior fiscal year. The increase in gross margin is attributable to decreased amortization of software development costs recorded for the nine months ended October 31, 2004 compared to the corresponding period of the prior fiscal year, as well as increased absorption of fixed manufacturing costs due to increased WTS product sales. Amortization of capitalized software development costs totaled $1.5 million and $2.1 million for the nine month period ending October 31, 2004 and 2003, respectively. Excluding such amortization and as a percentage of revenue, gross margin for the nine month period ending October 31, 2004 decreased to 54.6 percent from 65.6 percent for the corresponding period of the prior fiscal year.

Wireless Applications

	Nine Months Ended October 31,
	2004	2003
	(In thousands)
Revenue	$9,389	$15,698
Cost of revenue	8,198	10,131

Gross profit	$1,191	$5,567

Gross margin	12.7%	35.5%

Revenue

Wireless applications revenue for the nine months ended October 31, 2004 was $9.4 million compared to $15.7 million for the nine months ended October 31, 2003, a decrease of approximately $6.3 million or 40.2 percent. This decrease was due to a $5.9 million decrease in sales of our ChargeSource products and a $0.4 million decrease in sales of our call box products and services.

During January 2004 we entered into a supply agreement with Belkin and began shipping a limited number of ChargeSource units to Belkin late in the first quarter of fiscal 2005. The subsequent sales and marketing efforts, as well as the ramp-up of unit sales of the Belkin-branded ChargeSource products, did not meet our original expectations and was the primary cause of the decrease in sales of our ChargeSource products during the nine months ended October 31, 2004. Accordingly and subsequent to the second quarter of fiscal 2005, we entered into a supply agreement with Kensington, a tier-one distributor of consumer electronics, to distribute certain of our ChargeSource products to “Big Box” retailers and other channels. During the third quarter of fiscal 2005, we have received firm orders from Kensington and began shipping a limited number of units under this supply agreement.

In addition to transitioning the distribution to Kensington, during the third quarter of fiscal 2005, we transitioned the manufacturing of our redesigned ChargeSource product line to a contract manufacturer located in China. These strategic initiatives, which are expected to enhance our competitiveness in the marketplace, interrupted our business resulting in lower revenue from the sales of our ChargeSource products. While these initiatives are underway, we expect to experience additional, yet decreasing, disruption and ramp-up delays during the fourth quarter of fiscal 2005.

For the nine months ended October 31, 2004 and October 31, 2003, call box revenue generated from product sales and maintenance services totaled $5.0 million and $5.4 million, respectively. Revenue attributable to sales of call box products or upgrades to existing call box systems tend to fluctuate quarter-to-quarter while revenue from maintenance services provided under long-term contracts remain relatively comparable quarter-to-quarter.

Cost of Revenue and Gross Margin

Wireless applications cost of revenue for the nine months ended October 31, 2004 was $8.2 million compared to $10.1 million for the nine months ended October 31, 2003, a decrease of $1.9 million or 19.1 percent. As a percentage of revenue, gross margin decreased to 12.7 percent from 35.5 percent for the nine months ended October 31, 2003. The decrease in gross margin for the nine months ended October 31, 2004 is partially attributable to an inventory reserve recorded as cost of revenue totaling approximately $0.6 million to fully reserve undelivered Belkin-branded ChargeSource products that were manufactured under non-cancelable purchase orders, which we intend to destroy. We did not experience similar type costs during the corresponding period of the prior fiscal period. Additionally, due to decreased sales of our ChargeSource products during the nine months ended October 31, 2004 and the related decrease in absorption of manufacturing overhead, the gross margin for our wireless applications business decreased compared to the corresponding period of the prior fiscal year.

Discontinued Operations

On January 6, 2004, Comarco sold the net assets of the EDX reporting unit and the EDX operations have been reclassified as discontinued operations. This reporting unit was formerly included in the WTS segment.

Additionally, during fiscal 2001, the Company sold its non-wireless businesses.

Net income from discontinued operations was $209,000 for the nine months ended October 31, 2004, related primarily to a reduction of an indemnification liability and bad debt expense recorded in conjunction with the sales of our non-wireless businesses. Net income from discontinued operations for the nine months ended October 31, 2003 was $134,000, with the related revenue attributable to EDX totaling $763,000.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $12.9 million as of October 31, 2004 and no outstanding debt.

Cash Flows from Operating Activities

Net cash used in operating activities was $1.3 million for the nine months ended July 31, 2004 compared to $7.1 million for the corresponding period of the prior fiscal year. Our net loss for the nine months ended October 31, 2004 was $7.4 million and was offset by cash collections that reduced accounts receivable by $3.5 million as well as depreciation and amortization expense of $3.5 million and the non-cash valuation allowance recorded to fully reserve our net deferred tax asset totaling $2.9 million at July 31, 2004. Inventory levels during the nine month period increased by $1.5 million as we purchased additional raw materials required for customer purchase orders that are scheduled to be delivered during the fourth quarter of fiscal 2005. Additionally, accounts payable and accrued liabilities decreased by $0.3 million and $1.4 million, respectively, as we paid suppliers and others for accrued inventory and other expenses incurred as of the end of fiscal 2004.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.0 million for the nine months ended October 31, 2004 compared to $4.7 million for the corresponding period of the prior fiscal year. For the nine months ended October 31, 2004, capital expenditures for property and equipment constituted substantially all of our cash used in investing activities. For the corresponding period of the prior fiscal year and in addition to the $1.6 million expended for property and equipment, we invested $2.5 million in the development of software, which is critical to our WTS products. As previously discussed, we have completed the development of our Seven.Five hardware and software product platform and have entered the maintenance and enhancement phase of this product’s life cycle. Accordingly, no amounts related to the development of software have been capitalized during fiscal 2005. We currently have no specific plans that would require us to capitalize software development costs during the balance of fiscal 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

From time to time, we may be exposed to the risk of changes in currency exchange rates. As of October 31, 2004, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, an evaluation was performed, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-15b. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

(b)	Changes in internal controls over financial reporting

During the period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

COMARCO, INC.

Date: December 14, 2004	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: December 14, 2004	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002