Form 10-K/A
period 2004-01-31
COMARCO INC
filed 2005-04-11
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock outstanding at April 7, 2005 — 7,422,042 shares.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Comarco, Inc. (the “Company”) for the fiscal year ended January 31, 2004 (which was filed with the SEC on May 17, 2004, the “Original Report”), amends and restates Item 9A—Controls and Procedures.

This Amendment No. 1 only amends and restates Item 9A of the Original Report. It does not affect any other portion of the Original Report, other than the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after May 17, 2004, the filing date of the Original Report.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

In April 2004 and early May 2004, prior to the filing of the Original Report, KPMG LLP (“KPMG”), the Company’s former independent auditors, first identified to the Company’s Audit Committee and management certain internal control issues that KPMG considered to be material weaknesses, which are discussed in Item 9A(b) below.

In the Original Report, which was filed on May 17, 2004, the Company disclosed that the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 31, 2004. The Company’s management began this evaluation in mid-February 2004 and concluded this evaluation on or about February 23, 2004, the date on which management completed its initial review of the Company’s financial statements for fiscal year 2004 and delivered the financial statements to the audit team for its year-end audit. Based upon this initial evaluation, the Company disclosed in the Original Report that the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2004.

At the time of filing the Original Report, the Company’s management did not fully appreciate the potential overlap between the evaluation of disclosure controls and procedures and the evaluation of internal control over financial reporting. The Company’s management now recognizes that it should have reevaluated the effectiveness of the Company’s disclosure controls and procedures prior to filing the Original Report as a result of KPMG’s notification that KPMG had identified internal control issues that it considered to be material, as discussed in Item 9A(b) below. The Company’s management recognizes that the Company’s disclosure in Item 9A(b) of the Original Report regarding the identified internal control issues was not sufficient to qualify or supplement the conclusions of the Company’s CEO and CFO regarding the effectiveness of the Company’s disclosure controls and procedures.

Subsequent to the filing of the Original Report and after considering the internal control weaknesses identified by KPMG, the Company’s management, with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2004 for this Form 10-K/A. This reevaluation began on or about October 4, 2004 and concluded on or about October 18, 2004 and took into account the material weaknesses identified by KPMG discussed in Item 9A(b) below. Based upon this reevaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2004.

As discussed in Item 9A(b) below, the Company had identified in early to mid-May 2004 procedures and policies which it believed would address the internal control weaknesses as of the date of filing the Original Report. These procedures and policies, which addressed and eliminated the internal control weaknesses, were fully implemented as of the end of May 2004.

In the future, the Company will continue to evaluate its disclosure controls and procedures and take any additional action it believes necessary to strengthen the effectiveness of the Company’s disclosure controls and procedures, including to address any internal control issues identified by the Company or its auditors.

(b)	Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting prior to the filing of the Original Report to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s CEO and CFO concluded that there have been no such changes during the Company’s fourth fiscal quarter.

However, as described in note 2 of the notes to the consolidated financial statements included in Part I - Item 8 of the Original Report, the Company’s management restated the consolidated financial statements as of and for its fiscal years ended January 31, 2000, 2001, 2002, and 2003. In connection with the completion of KPMG’s audit of the Company’s financial statements for inclusion in the Original Report, KPMG advised the Company’s Audit Committee and management that KPMG identified the following internal control issues that KPMG considered to be material weaknesses (as defined under standards established by the American Institute of Certified Public Accountants):

•	a lack of suitable documentation or analysis of reserves for contingencies which consider the application of the “probable” and “reasonably estimable” criteria of Statement of Financial Accounting Standards (“FASB”) No. 5, “Accounting For Contingencies” in connection with the recognition of liabilities for contingencies and costs associated with the sale of the Company’s non-wireless businesses during fiscal 2001, and the failure to adjust these divestiture liabilities in subsequent years.

•	a lack of suitable documentation or analysis to support the Company’s estimate of the percentage of wireless test solutions revenue which should be deferred for first year maintenance.

•	a failure to follow the subsequent event rules with respect to Company’s bonus accruals.

As of the date of filing the Original Report, the Company had identified the following procedures and policies which it believed would address the internal control weaknesses:

•	The Company has adopted procedures requiring Company personnel to obtain an updated analysis of the Company’s potential indemnification obligations from a buyer of a portion of the Company’s non-wireless businesses. Each quarter, this liability will be adjusted to the balance supported by the buyer’s analysis after the Company considers the requirements and application of FASB No. 5. These procedures were fully implemented as of the end of May 2004 with the results of such procedures reflected in our Form 10-Q for the first quarter ended April 30, 2004. Additionally, as a result of the restatement process, those responsible for the Company’s financial statements have enhanced their familiarity with FASB No. 5, including its application in the context of the establishment of reserves in connection with divestiture transactions. The Company believes that if it enters into another divestiture transaction, the Company has the appropriate understanding to correctly apply FASB No. 5 to the transaction.

•	The Company has adopted procedures requiring Company personnel to review, on a quarterly basis, sales documentation and related vendor specific objective evidence for all sales of the Company’s wireless test solutions products as part of its quarterly closing process. Each quarter, as required by the results of the Company’s analysis of current vendor specific objective evidence, the fair value of maintenance will be adjusted accordingly. These procedures were fully implemented as of the end of May 2004 with the results of such procedures reflected in our Form 10-Q for the first quarter ended April 30, 2004.

•	The Company has adopted procedures whereby the Company’s Compensation Committee will meet to determine annual bonuses prior to completion of each year’s audit of the Company’s financial statements. In addition, following each meeting of the Compensation Committee, the Company will review all decisions of the Compensation Committee regarding bonuses or other compensation to confirm that the accounting treatment for such actions is consistent with applicable accounting principles prior to filing any annual or quarterly report under the Exchange Act. These procedures were fully implemented as of the end of May 2004. Finally, the Company has strengthened its accounting procedures so that, prior to filing any annual or quarterly report under the Exchange Act, the Company will review all recent events involving the Company with reference to the subsequent event rules and, to the extent required by such rules, disclose such subsequent events and make any necessary adjustments to the Company’s financial statements or other disclosures contained in such reports.

The procedures and policies eliminated the internal control weaknesses as of the end of May 2004.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2005.

COMARCO, INC. /s/ THOMAS A. FRANZA Thomas A. Franza President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002