Form 10-Q/A
period 2004-04-30
COMARCO INC
filed 2005-04-11
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-5449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California	95-2088894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Cromwell Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 599-7400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

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

The registrant had 7,422,042 shares of common stock outstanding as of April 7, 2005.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Comarco, Inc. (the “Company”) for the quarter ended April 30, 2004 (which was filed with the SEC on June 14, 2004, the “Original Report”) amends and restates Item 4 – Controls and Procedures of the Original Report.

This Amendment No. 1 only amends and restates Item 4 of the Original Report. It does not affect any other portion of the Original Report, other than the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith. Additionally, this Amendment No. 1 does not reflect any event occurring after June 14, 2004, the filing date of the Original Report.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

In April 2004 and early May 2004, prior to the filing of the Original Report, KPMG LLP (“KPMG”), the Company’s former independent auditors, first identified to the Company’s Audit Committee and management certain internal control issues that KPMG considered to be material weaknesses, which are discussed in Item 4(b) below.

In the Original Report, which was filed on June 14, 2004, the Company disclosed that the Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2004. The Company’s management began this evaluation in May, 2004 and concluded this evaluation on or about May 27, 2004, the date on which management completed its initial review of the Company’s unaudited financial statements for the first quarter ended April 30, 2004. Based upon this initial evaluation, the Company disclosed in the Original Report that the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2004.

At the time of filing the Original Report, the Company’s management did not fully appreciate the potential overlap between the evaluation of disclosure controls and procedures and the evaluation of internal control over financial reporting. The Company’s management now recognizes that it should have reevaluated the effectiveness of the Company’s disclosure controls and procedures prior to filing the Original Report as a result of KPMG’s notification that KPMG had identified internal control issues that it considered to be material, as discussed in Item 4(b) below.

Subsequent to the filing of the Original Report and after considering the internal control weaknesses identified by KPMG, the Company’s management, with the participation of the Company’s CEO and CFO, reevaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2004 for this Amendment No. 1. This reevaluation began on or about October 4, 2004 and concluded on or about October 18, 2004 and took into account the material weaknesses identified by KPMG discussed in Item 4(b) below. Based upon this reevaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2004.

As discussed in Item 4(b) below, the Company had identified procedures and policies which it believed would address the internal control weaknesses in early to mid-May, 2004. These procedures and policies, which addressed the internal control weaknesses, were fully implemented as of the end of May 2004.

In the future, the Company will continue to evaluate its disclosure controls and procedures and take any additional action it believes necessary to strengthen the effectiveness of the Company’s disclosure controls and procedures, including to address any internal control issues identified by the Company or its auditors.

(b) Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting prior to the filing of the Original Report to determine whether any changes occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s CEO and CFO concluded that there were no such changes during the Company’s first quarter ended April 30, 2004.

However, as described in note 2 of the notes to the consolidated financial statements included in Part I - Item 8 of the Company’s Annual Report on Form 10-K (the “Annual Report”) for the year ended January 31, 2004, the Company’s management restated the Company’s consolidated financial statements as of and for its fiscal years ended January 31, 2000, 2001, 2002, and 2003. In connection with the completion of KPMG’s audit of the Company’s financial statements for inclusion in the Annual Report, KPMG advised the Company’s Audit Committee and management that KPMG identified the following internal control issues that KPMG considered to be material weaknesses (as defined under standards established by the American Institute of Certified Public Accountants):

•	a lack of suitable documentation or analysis of reserves for contingencies which consider the application of the “probable” and “reasonably estimable” criteria of Statement of Financial Accounting Standards (“FASB”) No. 5, “Accounting For Contingencies” in connection with the recognition of liabilities for contingencies and costs associated with the sale of the Company’s non-wireless businesses during fiscal 2001, and the failure to adjust these divestiture liabilities in subsequent years.

•	a lack of suitable documentation or analysis to support the Company’s estimate of the percentage of wireless test solutions revenue which should be deferred for first year maintenance.

•	a failure to follow the subsequent event rules with respect to Company’s bonus accruals.

As of May 17, 2004, the Company had identified the following procedures and policies which it believed would address the internal control weaknesses:

•	The Company has adopted procedures requiring Company personnel to obtain an updated analysis of the Company’s potential indemnification obligations from a buyer of a portion of the Company’s non-wireless businesses. Each quarter, this liability will be adjusted to the balance supported by the buyer’s analysis after the Company considers the requirements and application of FASB No. 5. These procedures were fully implemented as of the end of May 2004. Additionally, as a result of the restatement process, those responsible for the Company’s financial statements have enhanced their familiarity with FASB No. 5, including its application in the context of the establishment of reserves in connection with divestiture transactions. The Company believes that if it enters into another divestiture transaction, the Company has the appropriate understanding to correctly apply FASB No. 5 to the transaction.

•	The Company has adopted procedures requiring Company personnel to review, on a quarterly basis, sales documentation and related vendor specific objective evidence for all sales of the Company’s wireless test solutions products as part of its quarterly closing process. Each quarter, as required by the results of the Company’s analysis of current vendor specific objective evidence, the fair value of maintenance will be adjusted accordingly. These procedures were fully implemented as of the end of May 2004.

•	The Company has adopted procedures whereby the Company’s Compensation Committee will meet to determine annual bonuses prior to completion of each year’s audit of the Company’s financial

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

The procedures and policies eliminated the internal control weaknesses as of the end of May 2004.

ITEM 6. EXHIBITS.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

COMARCO, INC.

April 11, 2005	/s/ Thomas A. Franza
Thomas A. Franza President and Chief Executive Officer

April 11, 2005	/s/ Daniel R. Lutz
Daniel R. Lutz Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002