Form 10-Q/A
period 2004-07-31
COMARCO INC
filed 2005-04-11
CIK 22252

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-Q of Comarco, Inc. (the “Company”) for the quarter ended July 31, 2004 (which was filed with the SEC on September 30, 2004, the “Original Report”) amends and restates Item 4 – Controls and Procedures of the Original Report.

This Amendment No. 1 only amends and restates Item 4 of the Original Report. It does not affect any other portion of the Original Report, other than the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, which are being filed herewith. Additionally, this Amendment No. 1 does not reflect any event occurring after September 30, 2004, the filing date of the Original Report.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2004. Based upon this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2004.

(b) Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s CEO and CFO, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by the Original Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the Company’s CEO and CFO concluded that the following changes occurred during the period covered by the Original Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	The Company adopted procedures requiring Company personnel to obtain an updated analysis of the Company’s potential indemnification obligations from a buyer of a portion of the Company’s non-wireless businesses. Each quarter, this liability will be adjusted to the balance supported by the buyer’s analysis after the Company considers the requirements and application of FASB No. 5. These procedures were fully implemented as of the end of May 2004. Additionally, as a result of the restatement process, those responsible for the Company’s financial statements have enhanced their familiarity with FASB No. 5, including its application in the context of the establishment of reserves in connection with divestiture transactions. The Company believes that if it enters into another divestiture transaction, the Company has the appropriate understanding to correctly apply FASB No. 5 to the transaction.

•	The Company adopted procedures requiring Company personnel to review, on a quarterly basis, sales documentation and related vendor specific objective evidence for all sales of the Company’s wireless test solutions products as part of its quarterly closing process. Each quarter, as required by the results of the Company’s analysis of current vendor specific objective evidence, the fair value of maintenance will be adjusted accordingly. These procedures were fully implemented as of the end of May 2004.

•	The Company adopted procedures whereby the Company’s Compensation Committee will meet to determine annual bonuses prior to completion of each year’s audit of the Company’s financial statements. In addition, following each meeting of the Compensation Committee, the Company will review all decisions of the Compensation Committee regarding bonuses or other compensation to confirm that the accounting treatment for such actions is consistent with applicable accounting principles prior to filing any annual or quarterly report under the Exchange Act. These procedures were fully implemented as of the end of May 2004. Finally, the Company has strengthened its accounting procedures so that, prior to filing any annual or quarterly report under the Exchange Act, the Company will review all recent events involving the Company with reference to the subsequent event rules and, to the extent required by such rules, disclose such subsequent events and make any necessary adjustments to the Company’s financial statements or other disclosures contained in such reports.

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