Form 10-K
period 2005-01-31
COMARCO INC
filed 2005-05-11
CIK 22252

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-5449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California	95-2088894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Cromwell, Irvine, CA 92618
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

As of July 30, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $51 million.

The number of shares of the Registrant’s common stock outstanding as of April 7, 2005 was 7,422,042.

Documents incorporated by reference: Part III incorporates information by reference to portions of the Registrant’s proxy statement for its fiscal 2005 annual meeting of shareholders.

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

PART I

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition,” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.	BUSINESS

General

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs and manufactures emergency call box systems and mobile power products for notebook computers, cellular telephones, DVDs, PDAs, and other handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

We have three primary businesses: wireless test solutions (“WTS”), emergency call box systems (“call box” or “call box systems”), and mobile power products (“ChargeSource”). Our wireless test solutions business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Our call box business designs and manufactures emergency call box systems and our mobile power products business designs universal power adapters for notebook computers, cellular telephones, DVDs, PDAs, and other handheld devices.

Our net revenue by business segment for fiscal 2005, 2004, and 2003 was:

	Years Ended
	2005	2004	2003
	(In millions)
Business segment:
Wireless Test Solutions	$16.8	$11.1	$10.1
Emergency Call Box Systems	6.6	7.0	10.4
Mobile Power Products (“ChargeSource”)	5.8	16.2	15.2

	$29.2	$34.3	$35.7

More financial information about our business segments is contained in Note 19 “Business Segment Information” of our consolidated financial statements.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2005” refers to our fiscal year ended January 31, 2005.

We file or furnish annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.comarco.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. Any document we file or furnish with the SEC can be read at the SEC’s public reference room in Washington, DC. For further information on the public reference room, call the SEC at (800) SEC-0330.

Our Businesses

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio engineers, network improvement professionals and technicians, and others use these test tools to deploy and optimize wireless networks, and to verify the performance of the wireless networks and resulting quality of service once deployed.

Products

Our WTS product offerings are based on our Seven.Five product platform. Seven.Five is a hardware and software solution that is flexible, scalable, and modular, allowing our customers to work with all 2G, 2.5G, and 3G technologies. Seven.Five can be configured in virtually any combination of test mobiles and multi-band, multi-technology scanning receivers. Test applications include optimization and benchmarking of wireless networks, in-building or in-vehicle testing, fixed or mobile testing, and voice, data, or video testing.

Our Seven.Five product platform consists of the following:

•	Seven.Five Solo: Suited for network deployment activities, Solo is a single calling module product available with a family of audio and data QoS algorithms. It is an entry-level product, capable of seamless migration to the Seven.Five Duo.

•	Seven.Five Duo: As networks mature, the power of a calling module plus a scanner is necessary to quickly and efficiently optimize networks. Duo supports up to two calling modules, which can have mixed technologies, and one multi-band, multi-technology RF scanner. A portability kit is available for in-building needs.

•	Seven.Five Multi: Designed for flexibility and scalability, Seven.Five Multi can house up to any combination of six calling modules or scanners in each chassis. Multiple chassis can be combined to allow for up to 96 calling modules. The customer can mix and match technologies for benchmarking applications or configure a system with similar technologies for optimization activities. Multi is also available with a portability kit for in-building and pedestrian testing needs.

•	Seven.Five Multi-Band, Multi-Technology RF Scanner: The most advanced scanner for field test applications. Capable of scans of over 3000 channels per second in multiple frequency bands, with multiple technologies, doing DVCC, BSIC and PN decoding simultaneously. The scanner offers spectrum analyzer-type measurements and full baseband decoding for GSM 850/900/1800/1900, EDGE, IS-136, CDMA2000 1X, EvDO, and WCDMA.

Services

Our WTS business ceased providing engineering services during the second quarter of fiscal 2003. Prior to that time, our WTS business provided engineering services that assisted wireless carriers, equipment vendors, and others deploy, optimize, and evaluate the performance of wireless networks. When engaged, we were able to provide and support skilled radio engineers and technicians and the test tools best suited for the engagement.

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

Beginning in late fiscal 2004, we began leasing our WTS products. The demand for our leased equipment is primarily from customers providing engineering services similar to those we formerly provided to wireless carriers. This revenue source is expected to remain relatively flat in fiscal 2006.

Our wireless test solutions business generated $16.8 million in revenue in fiscal 2005, $11.1 million in fiscal 2004, and $10.1 million in fiscal 2003.

Emergency Call Box Systems

Products

Our emergency call box business designs and manufactures emergency call box systems for state and local government agencies primarily located in California. Our call box products provide emergency communication over existing wireless networks and are typically deployed along major highways, and at schools, universities, shopping centers, and parks.

Services

In addition to call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 12,000 call boxes that we maintain under long-term agreements that expire at various dates through February 2011.

Our emergency call box systems business generated $6.6 million in revenue in fiscal 2005, $7.0 million in fiscal 2004, and $10.4 million in fiscal 2003.

Mobile Power Products (“ChargeSource”)

Products

Our ChargeSource business designs universal power adapters for notebook computers, cellular telephones, DVDs, PDAs, and other handheld devices. Our ChargeSource mobile power products, which are designed with the needs of the traveling professional in mind, provide a high level of functionality and compatibility in an industry-leading, compact design. Our current and planned product offering consists of universal AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource products are also universal, allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip connected to the end of the charging cable, our universal power adapters are capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices.

Our ChargeSource product family consists of the following released (or to be released, as indicated) universal power adapters:

•	120-Watt Universal AC/DC Adapter. This adapter is used in the office, home, and hotel, as well as the automobile and airplane, and is capable of charging most notebook computers requiring up to 120 watts of power, as well as cellular telephones, DVD players, PDAs, and other handheld devices.

•	120-Watt and 70-Watt Universal DC Adapters. These adapters are used in the automobile and airplane and are capable of charging most notebook computers, as well as cellular telephones, DVD players, PDAs, and other handheld devices.

•	150-Watt Universal AC/DC Adapter. This adapter is used in the office, home, and hotel, as well as the automobile and airplane, and is capable of charging most notebook computers requiring up to 150 watts of power, as well as cellular telephones, DVD players, PDAs, and other handheld devices. (Product is currently under development.)

•	Low-Power AC/DC Adapter. This adapter is used in the office, home, and hotel, as well as the automobile and airplane. It is designed for those individuals who do not travel with a notebook computer, but who have a need for a universal adapter that can charge cellular telephones, PDAs, DVD and MP3 players, digital cameras and camcorders, and other handheld devices. (Product to be released during fiscal 2006.)

•	Universal Battery. This 60-watt hour universal battery is used to charge most notebook computers, cellular telephones, PDAs, and other handheld devices. (Product is currently under development.)

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

Our ChargeSource business generated $5.8 million in revenue in fiscal 2005, $16.2 million in fiscal 2004, and $15.2 million in fiscal 2003.

Marketing, Sales, and Distribution

Wireless Test Solutions. We market and sell our WTS products primarily to wireless carriers through a direct sales force of technically trained personnel and through independent sales representatives, and affiliated and unaffiliated resellers. Our North America sales are made through our direct sales and marketing organizations located in California. Sales to our customers in Latin and South America are generally made through our offices located in Mexico City, Mexico, and Sao Palo, Brazil, assisted by the sales and marketing organizations based in Irvine, California. These offices also coordinate the marketing, sales, and support efforts of a network of representatives and distributors responsible for sales to customers in other geographic regions.

During fiscal 2002, we purchased an equity stake in Switzerland based SwissQual AG (“SwissQual”), a developer of Quality of Service systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under our alliance, SwissQual is responsible for reselling and supporting our co-branded WTS products in Europe, the Middle East, and North Africa (our “Europe” region). We have a revenue sharing agreement in place that determines how much revenue we earn from SwissQual sales and, conversely, how much revenue SwissQual earns from our sales to customers located outside the Europe region.

Emergency Call Box Systems. We market and sell our call box systems primarily to state and local government agencies located in California through a direct sales force located in Irvine, California.

Mobile Power Products (“ChargeSource”). We have primarily sold our ChargeSource products through private label resellers. Through fiscal 2004, our ChargeSource mobile power products were exclusively distributed by Targus Group International (“Targus”). During the fourth quarter of fiscal 2004 we terminated our relationship with Targus and entered into a strategic agreement with Belkin Corporation (“Belkin”). Under this agreement, Belkin was granted exclusive worldwide distribution rights to distribute ChargeSource products in several strategic end-market categories including electronic retailers, specialty retailers, OEM third-party options, and Fortune 1000 corporate customers. During fiscal 2005, the subsequent sales and marketing efforts, as well as the ramp-up of unit sales of the Belkin-branded ChargeSource products did not meet our original expectations. The Belkin supply agreement was terminated in conjunction with the execution of the mutual release during the third quarter of fiscal 2005.

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

Emergency Call Box Systems. The market for our emergency call box systems is also served by numerous providers, including CNE Group, Inc., Gaitronics, Talk-A-Phone, and other manufactures of wireless and wireline emergency and information telephones.

Mobile Power Products (“ChargeSource”). Numerous providers, including Mobility Electronics, Inc., Targus, Belkin and Fellowes, as well as the cellular telephone and personal computer OEMs, also serve the market for our ChargeSource mobile power products. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our ChargeSource products provide us with a competitive advantage. However, our ability to compete in these markets depends on our ability to successfully commercialize new technologies in a timely manner, and manufacture and deliver our products in sufficient volumes.

Key Customers

We derive a substantial portion of our revenue from a limited number of customers. In fiscal 2005, 2004, and 2003 Targus, the former distributor of our mobile power products, provided $4.1 million or 14 percent, $16.2 million or 47 percent, and $15.2 million or 43 percent of our revenue, respectively. SwissQual, our WTS reseller in Europe, accounted for $6.6 million or 22 percent of revenue in fiscal 2005 and TIM Cellular S.A., a WTS customer located in Brazil, accounted for $4.3 million or 15 percent of revenue in fiscal 2005. The spending patterns of Kensington, our current ChargeSource distributor, or any of our other key customers can vary significantly during the year. Any significant reduction in the spending patterns of these customers could adversely affect our operating results.

International Operations

We sell our products to wireless carriers, equipment vendors, and other customers located throughout the world. In fiscal 2005, 2004, and 2003, we derived 53 percent, 84 percent, and 83 percent of our revenue, respectively, from customers in the United States and 47 percent, 16 percent, and 17 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The sharp increase in the percentage of sales to foreign countries during fiscal 2005 is due to increased sales of our WTS products through SwissQual, coupled with decreased sales of our ChargeSource products, which historically have been predominately sold in North America. In fiscal 2005, sales to Brazil accounted for $5.6 million or 19.3 percent of total revenue.

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

As of April 6, 2005, we had approximately 34 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

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

Manufacturing and Suppliers

We maintain one manufacturing facility located in Irvine, California, which is ISO-9001:2000 certified. Our manufacturing process involves the assembly of numerous individual component products by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings and chassis, cellular telephones, and small electric circuit components, such as integrated circuits, semiconductors, resistors, and capacitors. Most of our components and sub-assemblies are made by third parties to our specifications and are generally delivered to us for final assembly and testing. During fiscal 2005, we ceased manufacturing our ChargeSource products in-house, and transitioned all manufacturing responsibility related to these products to a contract manufacturer located in China.

Patents and Intellectual Property

We hold patents that cover key technical aspects of our ChargeSource products. However, we generally rely on a combination of trade secrets, copyrights, and contractual rights to protect our intellectual property embodied in the hardware and software products of our WTS business.

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

Employees

As of April 6, 2005, we employed approximately 128 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly those highly skilled radio, design, process, and test engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. We have an employee stock option plan whereby key employees can participate in our success.

Risk Factors, Uncertainties and Other Factors that May Affect Results of Operations and Financial Condition

A significant portion of our revenue is derived from the sale of our WTS products to customers in the wireless communications industry, which has experienced a significant downturn during the past several years. If the wireless communications industry does not continue to improve, our operating results and financial condition could suffer.

Revenue from the sale of our WTS products accounted for 58 percent of our revenue in fiscal 2005. Our WTS customers include national and regional wireless carriers throughout the world, equipment vendors, and others. The wireless communications industry appears to be emerging from a multi-year period during which many wireless carriers re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the availability and adoption of new wireless technologies, increasing price competition for subscribers, and a general economic slowdown in the United States and internationally. If the current trend in the wireless communications industry continues or if wireless carriers reduce their capital investments in wireless infrastructure and related test tools offered by our WTS business, our revenue and operating results may be adversely affected.

A significant portion of our revenue is derived from the sale and maintenance of emergency call box systems to governmental customers that have experienced severe budgetary constraints. If current and planned projects to install or upgrade call box systems are delayed, our operating results and financial condition could suffer.

Revenue from the sale and maintenance of our emergency call box systems and upgrades accounted for 22.6 percent of our revenues in fiscal 2005. Approximately 79% of our call box revenue is derived from state and local governmental agencies in California, which prior to fiscal 2005, were experiencing severe budgetary constraints. As a result, several of our planned projects to install or upgrade call box systems were delayed in fiscal 2004 and 2003. If these adverse budgetary conditions of state and local governmental agencies in California recur we expect significant reductions in spending by our governmental customers, which would likely adversely affect our revenue and operating results.

Failure to adjust our operations due to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.

During the past several years, the spending patterns of many of our WTS customers have been volatile and unpredictable. In addition, consumer demand for our ChargeSource mobile power products has been subject to fluctuations as a result of our choices of distribution partners, market acceptance of our recently released products, the timing and size of customer orders and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our manufacturing and related cost structures because a significant portion of our sales and marketing, design and other engineering, and manufacturing costs are fixed. If customer demand for our WTS and Call Box products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess capacity, which could adversely affect our operating results. Conversely, if market conditions improve, our manufacturing capacity may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

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

The wireless communications and consumer electronics industries are characterized by rapid technological changes, frequent new product introductions and evolving industry standards. Additionally, our ChargeSource mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:

•	properly identify customer needs and technological trends;

•	timely develop new technologies and applications;

•	price our products and services competitively;

•	timely manufacture and deliver our products in sufficient volume; and

•	differentiate our products from those of our competitors.

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

Through fiscal 2004, our ChargeSource mobile power products were distributed by Targus. During the fourth quarter of fiscal 2004, we terminated our relationship with Targus and entered into a strategic agreement with Belkin. Due to Belkin’s lack of performance, they were replaced during the third quarter of fiscal 2005 with Kensington, a tier-one distributor of consumer electronics. Due to the terms of our agreement with Kensington, our direct access to certain significant distribution channels may be limited. Accordingly, our success will depend in part upon Kensington’s ability and willingness to effectively and widely distribute our ChargeSource products. If Kensington does not purchase the volume of products that we anticipate, our revenue and results of operations will suffer.

A significant portion of our revenue is derived from a limited number of customers, and any loss of, cancellation or delay in purchases by these customers could cause a significant decrease in our revenue.

We have historically derived a significant portion of our revenue from a limited number of customers. Our three (3) key customers for the fiscal year just completed accounted for $15.3 million of our revenue, or 52 percent of our revenue for fiscal 2005. For example, Targus, the former distributor of our ChargeSource mobile power products, accounted for approximately $4.1 million, or 14 percent of our revenue in fiscal 2005 and $16.2 million, or 47 percent of our revenue in fiscal 2004. Our new distribution agreement with Kensington requires them to purchase minimum quantities from us during the term of the agreement, however, it is not assured that Kensington will be able to meet its purchase commitments, or meet or exceed our historical level of unit sales. If Kensington or any of our other key customers reduces, cancels, or delays orders from us, and we are not able to develop other customers who purchase products at comparable levels, our revenue could decrease significantly. In addition, any difficulty in collecting amounts due from one or more of our key customers would negatively impact our results of operations and financial condition. We expect that a limited number of customers will continue to represent a large percentage of our revenues.

We may experience quality or safety defects in our products that could cause us to institute product recalls, require us to provide replacement products and harm our reputation.

In the course of conducting our business, we experience and attempt to address various quality and safety issues with our products. Often product defects are identified during our design, development, and manufacturing processes, which we are able to correct timely. Sometimes, defects are identified after introduction and shipment of products. For example, in March 2003, we voluntarily initiated a product safety recall of our legacy 70-watt universal AC power adapters, and accrued $0.4 million in expenses related thereto in fiscal 2003 and accrued a $3.2 million credit to Targus recorded as a reduction of revenue in settlement of the recall, $1.1 million of which later was unused and recognized as revenue in fiscal 2004. If we are unable to timely fix defects or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer and we may lose customers. Any of the foregoing could adversely affect our business and results of operations.

Economic, political and other risks associated with our international sales and operations could adversely affect our results of operations.

We currently maintain sales and support operations in the United States, China, Europe, and Latin America. Our international operations accounted for approximately 47 percent of our revenue in fiscal 2005. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions and delays in shipments. These factors, among others, could adversely affect our sales of products and services in international markets.

Additionally, we have limited experience selling our products and services in markets outside our regions in the Americas and Europe. However, it is currently our intention to expand our international operations and establish additional sales and support offices in primary international markets. If our international sales efforts are not successful, our results of operations and financial condition could suffer.

Our failure to address laws and regulations governing our government contracts, could adversely affect our business and operating results.

We depend on contracts with state and local governmental agencies for a significant portion of our revenue, and are subject to various laws and regulations that only apply to companies doing business with the government. For example, we supply call box products and provide system installation and long-term maintenance services to regional and municipal transit authorities and other governmental agencies. In fiscal 2005, we derived 21 percent of our revenue from contracts with these governmental customers. From time to time we are also subject to investigation for compliance with regulations governing our government contracts. Our failure to comply with any of these laws or regulations could result in suspension of these contracts, or subject us to administrative claims.

Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2005 and 2004, no supplier accounted for more than 10 percent of our inventory purchases. In fiscal 2003, two suppliers accounted for more than 10 percent of our inventory purchases: Supercomal Advanced Cables Sdn. Bhd. (“Supercomal”), which provided $2.2 million or 19 percent of all inventory purchases, and Future Electronics, which provided $2.0 million or 17 percent of all inventory purchases. Both Future Electronics and Supercomal provided electronic components for our ChargeSource products.

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

Third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. Infringement claims by third parties also could subject us to significant damage awards or fines or require us to pay large amounts to settle such claims. Additionally, claims of intellectual property infringement might require us to enter into royalty or license agreements. If we cannot or do not license the infringed technology on acceptable terms or substitute similar technology from other sources, we could be prevented from or restricted in selling our products containing, or manufactured with, the infringed technology.

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

Additionally, as previously discussed, during fiscal 2005 we transitioned the manufacturing of our ChargeSource products to a contract manufacturer located in China. If any significant disruption occurs in the facility in China, it would have a material adverse effect on our financial condition and operating results.

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

We have acquired, and are likely to acquire in the future, businesses, products, and technologies that complement or expand our current operations. Acquisitions could require significant capital investments and require us to integrate with companies that have different cultures, management teams and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the acquisition could depend on several factors, including:

•	difficulties in assimilating and integrating the operations, products and workforces of an acquired business;

•	the retention of key employees;

•	management of facilities and employees in separate geographic areas;

•	the integration or coordination of different research and development and product manufacturing facilities;

•	successfully converting information and accounting systems; and

•	diversion of resources and management attention from our other operations.

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

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, it is not assured that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to the timing of anticipated sales of our products. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. Or we may seek working capital financing under a revolving line of credit. We cannot assure you that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our operating results and financial condition could be adversely affected.

Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results for our three businesses. Our quarterly operating results may fluctuate for many reasons, including:

•	the size and timing of customer orders and shipments;

•	the degree and rate of growth in the markets in which we compete and the accompanying demand for our products;

•	limitations in our ability to forecast our manufacturing needs;

•	our ability to introduce, and the timing of our introductions of, new or enhanced products;

•	product failures and recalls, product quality control problems and associated in-field service support costs;

•	warranty expenses;

•	availability and cost of components; and

•	changes in average sales prices.

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

The stock market in general, and the stock prices of technology and wireless communications companies in particular, have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:

•	our quarterly operating results;

•	changes in the wireless communications and consumer electronics industries;

•	changes in the economic outlook of the particular markets in which we sell our products and services;

•	the gain or loss of significant customers;

•	reductions in demand or expectations of future demand by our customers;

•	changes in stock market analyst recommendations regarding us, our competitors, or our customers;

•	the timing and announcements of technological innovations or new products by our competitors or by us; and

•	other events affecting other companies that investors deem comparable to us.

Our articles of incorporation and shareholder rights plan could make a potential acquisition that is not approved by our board of directors more difficult.

Provisions of our articles of incorporation and our shareholder rights plan could make it more difficult for a third party to acquire control of us. Our articles of incorporation prohibit the consummation of a merger, reorganization or recapitalization, sale or lease of a substantial amount of assets with, or issuance of equity securities valued at $2.0 million or more to a stockholder that owns 10 percent or more of our common stock, unless certain requirements relating to board or shareholder approval are met. Our articles also prohibit shareholder action by written consent, which could make certain changes of control more difficult by requiring the holding of a special meeting of shareholders for purposes of taking shareholder action.

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

The trading volume of our common stock has been and may continue to be limited. Limited trading volume could depress the price for our common stock because fewer analysts may provide coverage for our stock and because investors might be unwilling to pay a higher market price for a stock that is less liquid. In addition, limited trading volume, along with market and industry stock price fluctuations and other factors affecting our operations, could result in greater volatility in the price of our common stock. A significant decline in our stock price, even if temporary, could result in substantial losses for individual shareholders and could subject us to costly and disruptive securities litigation.

ITEM 2.	PROPERTIES

Our headquarters and primary manufacturing facility is located in Irvine, California. This leased facility consists of approximately 42,000 square feet of office space and approximately 8,000 square feet of manufacturing/ warehouse space. The lease for this facility expires in August 2006. We also lease office space and, in some instances, warehouse space in California, New York, China, and Mexico. The leases on these facilities expire on various dates through October 2007.

ITEM 3.	LEGAL PROCEEDINGS

Comarco Wireless Technologies, Inc. v. Targus, Inc., Case No. 050004166, Superior Court of The State of California in and for The County of Orange:

On March 16, 2005, Comarco Wireless Technologies, Inc. (“Comarco”) filed this action for breach of contract, breach of implied duty of good faith and fair dealing, open book account, goods had and received, account stated, quantum valebant, and unjust enrichment.

Targus, Inc. (“Targus”) was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. As of January 31, 2005, Targus and its affiliates owe us approximately $1.0 million.

While we believe this action is meritorious, this matter is in the very early stages and any loss of the amounts owed to us that may result from the outcome of this matter is not determinable or estimable. No significant provision has been made for losses, if any, which may result from the final outcome of this matter.

Pulsar v. Comarco, Inc. et al, Case No. BC30638, Superior Court of California County of Los Angeles—Central District:

During fiscal 2001, we sold a business that, among other things, provided airport management services. During the fourth quarter of fiscal 2004, we were sued by a tenant at an airport where we provided management services pursuant to a contract with the County of Los Angeles (prior to the sale of this business during fiscal 2001). The claimant seeks damages of $2.0 million in addition to other unspecified damages. This matter is in the very early stages and the outcome of this matter is not determinable or estimable. No provision has been made for losses, if any, which may result from the final outcome of this matter.

In addition to the matters discussed above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2005 to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq National Market® under the symbol “CMRO.” The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by the Nasdaq National Market. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2005:
First Quarter	$9.95	$7.50
Second Quarter	7.50	6.65
Third Quarter	7.65	5.90
Fourth Quarter	8.96	7.00

Year ended January 31, 2004:
First Quarter	$8.19	$6.45
Second Quarter	7.93	6.30
Third Quarter	8.40	7.07
Fourth Quarter	11.25	6.80

Holders

As of April 12, 2005, there were 371 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock in the last two fiscal years. We anticipate that dividends on our common stock will not be paid for the foreseeable future and that all earnings will be retained for use in our business and for use in repurchasing our common stock pursuant to our stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Revenue:
Products	$24,159	$29,208	$30,372	$37,397	$36,981
Services	5,064	5,057	5,314	12,171	11,986

	29,223	34,265	35,686	49,568	48,967

Cost of revenue:
Products	17,445	18,591	26,229	18,324	17,212
Services	3,463	3,135	3,779	7,323	7,605

	20,908	21,726	30,008	25,647	24,817

Gross profit	8,315	12,539	5,678	23,921	24,150
Selling, general and administrative expenses	9,001	9,848	8,686	11,195	12,027
Asset impairment charges	—	—	205	—	—
Engineering and support expenses	7,521	5,812	5,194	5,003	4,694
Severance costs	—	—	—	—	1,325

Operating income (loss)	(8,207)	(3,121)	(8,407)	7,723	6,104
Other income, net	180	237	375	909	762
Minority interest in (earnings) loss of subsidiary	72	34	141	(50)	(7)

Income (loss) from continuing operations before income taxes and discontinued operations	(7,955)	(2,850)	(7,891)	8,582	6,859
Income tax expense (benefit)	2,426	(1,008)	(2,933)	3,156	2,419

Income (loss) from continuing operations	(10,381)	(1,842)	(4,958)	5,426	4,440
Income (loss) from discontinued operations	325	596	(5,185)	(324)	225

Net income (loss)	$(10,056)	$(1,246)	$(10,143)	$5,102	$4,665

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.41)	$(0.26)	$(0.71)	$0.77	$0.66
Discontinued operations	0.04	0.09	(0.74)	(0.05)	0.03

Net income (loss)	$(1.37)	$(0.17)	$(1.45)	$0.72	$0.69

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.41)	$(0.26)	$(0.71)	$0.73	$0.58
Discontinued operations	0.04	0.09	(0.74)	(0.05)	0.03

Net income (loss)	$(1.37)	$(0.17)	$(1.45)	$0.68	$0.61

	Years Ended January 31,
	2005	2004	2003	2002	2001
	(In thousands)
Working capital	$19,057	$25,213	$26,500	$27,046	$25,337
Total assets	40,226	52,139	50,315	67,069	67,319
Borrowing under line of credit	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	29,774	38,891	38,186	47,937	43,653

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, our future effective tax rate, new product introductions, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, and the existence or length of an economic recovery that involves risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part I, Item 1 and elsewhere in this report.

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs, manufactures, and maintains emergency call box systems and designs mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Our revenue and related cash flows are primarily derived from sales of our wireless test solutions (“WTS”) products, emergency call box systems and related maintenance services, and ChargeSource mobile power products. We have three reportable segments: WTS, Call Box, and ChargeSource. See “Segment Reporting” in Notes 2 and 19 of notes to our consolidated financial statements included in Part II, Item 8 of this report.

Industry and Company Trends and Uncertainties

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio engineers, network improvement professionals and technicians, and others use these test tools to deploy and optimize wireless networks, and to verify the performance of the wireless networks and resulting quality of service once deployed.

The wireless communications industry appears to be emerging from a multi-year period during which many wireless carriers re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the availability and adoption of new wireless technologies, increasing price competition for subscribers and a general economic slowdown in the United States and internationally. We believe there are signs of increased confidence in the industry and the markets for our WTS products. Increasing minutes of use (“MOU”), global subscribers and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. Wireless carriers are now allocating increasing levels of capital resources to business development and long-term strategic network planning in response to consumer demand for improved network coverage, quality of service, and enhanced data services.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our WTS business:

•	Revenue is derived from a limited set of customers in each market where we do business.

•	During the first half of fiscal 2004, we completed the development of our Seven.Five hardware platform and various related software applications.

•	Our regions in Europe and Latin America/South America experienced significant year-over-year revenue growth primarily driven by the availability of our Seven.Five product platform for the full-fiscal year. We expect revenue derived from these regions for fiscal 2006 to be comparable to the fiscal year just completed.

•	Our European region is served by our exclusive reseller, SwissQual Holding Inc. (“SwissQual”). All sales to SwissQual are deferred until payment is received.

•	We expect increased spending by wireless carriers based in North America in the areas of network deployment, optimization, and quality of service testing.

The wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results, as our business is characterized by sales to a limited set of customers in each region where we do business. The timing and size of customer orders can vary greatly making it difficult to forecast our results from period to period. Consequently, our business may be affected in any single region by the changing priorities of a small group of customers.

During the first half of fiscal 2004, we completed the development of our Seven.Five hardware platform and various related software applications, and began shipping products to customers in Europe and Latin and South America. Seven.Five is a hardware and software solution that is flexible, scalable, and modular allowing our customers to work with all 2G, 2.5G and 3G technologies.

The European wireless marketplace is widely considered to be several years ahead of the rest of the world in deploying 3G technologies and related data-intensive applications making our European region the first to embrace our Seven.Five product platform. During fiscal 2005 many of the wireless carriers in Latin and South America, which have both financial and technology ties to the European wireless carriers, purchased our Seven.Five product platform as they continued to deploy 3G technologies consistent with the European roadmap across their wireless networks.

We believe our North America region may benefit from increased spending by certain United States wireless carriers. This increased spending can be attributed to several trends: (i) the recent availability and implementation of new technologies such as 3G wireless and broadband wireless; (ii) activity generated by efforts to consolidate networks resulting from recent merger activity; (iii) network quality enhancement programs to reduce churn; and (iv) network expansion and capacity programs geared toward enabling new and enhanced services.

Emergency Call Box Systems

Our emergency call box business designs and manufactures emergency call box systems. Our call box products provide emergency communication over existing wireless networks. In addition to call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 12,000 call boxes that we maintain under long-term agreements that expire at various dates through February 2011.

Wireless carriers are reallocating spectrum away from analog, or first generation, wireless technologies to digital, or 2G and 2.5G, wireless technologies. As a result, state and local agencies are upgrading their existing call box systems to digital to maintain the functional efficiencies of their call box systems. Our upgraded call box products, based on 2.5G GSM and CDMA technologies, offer a complete solution of current technology and services at a low cost designed to meet our customers’ needs. With more than 19,000 call box units installed, we see a strong opportunity to drive our call box revenue for the next two years as only 3,200 call boxes are currently under contract for digital upgrade or have been upgraded.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our call box business:

•	During the fourth quarter of fiscal 2005, we were awarded a project by the San Bernardino Service Authority for Freeway Emergencies (“SAFE”) to upgrade approximately 1,600 call boxes to digital, valued at $2.5 million. San Bernardino SAFE also renewed their call box system maintenance contract for approximately $3.3 million over a five-year term. We expect to record revenue relating to the digital upgrade project totaling approximately $2.5 million during fiscal 2006.

•	During the fourth quarter of fiscal 2005, we were awarded projects by the San Diego SAFE to upgrade approximately 1,400 call boxes with digital and text-telephony (“TTY”) technologies and retrofit approximately 1,000 call box sites to improve accessibility for persons with mobility limitations. These projects are valued at approximately $3.7 million, which we expect to record as revenue during fiscal 2006.

•	Service revenue attributable to maintenance of existing call box systems is expected to total approximately $4.5 million in fiscal 2006.

•	Additional anticipated projects to upgrade and expand existing call box systems are concentrated with several customers that are agencies of California’s state and local governments, from whom we generate approximately 79 percent of our call box revenue. In addition, we believe that the severe financial challenges experienced by California state government created uncertainty for our governmental customers in California, causing them to delay upgrades and expansions of certain call box systems. While this trend appears to have reversed, as evidenced by the awarded projects discussed above, we continue to be vulnerable to the spending patterns of our customers that are concentrated in California.

Mobile Power Products (“ChargeSource”)

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

Prior to fiscal 2004, most notebook computers required no more than 70 watts of power to operate. However, the personal computer industry is continuing to transition to notebook computers with increasing power requirements. As power requirements increase, so does the size of the OEM power adapter sold with each notebook computer. To address this industry wide trend, we have developed a family of high-power ChargeSource products that are compatible with most legacy, current, and planned notebook computers. These new ChargeSource products are able to deliver up to 120 watts of power in a very small form factor.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our ChargeSource business:

•	During the third quarter of fiscal 2005, we entered into a supply agreement with Kensington, a tier-one distributor of consumer electronics, to distribute certain of our ChargeSource products to “Big Box” retailers and other channels. During the third quarter we received firm orders from Kensington and began shipping a limited number of units under this supply agreement. We currently expect to continue to ramp-up production of Kensington-branded ChargeSource products during fiscal 2006.

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

•	In addition to transitioning the distribution of our ChargeSource products to Kensington, during the third quarter of fiscal 2005, we transitioned the manufacturing of our redesigned ChargeSource product line to a contract manufacturer located in China. These distribution and manufacturing initiatives, which are expected to enhance our competitiveness in the marketplace, interrupted our business resulting in lower revenue from the sales of our ChargeSource products. While these initiatives are underway, we expect to experience additional, yet decreasing, disruption and ramp-up delays during fiscal 2006.

On March 20, 2003 and in cooperation with the U.S. Consumer Products Safety Commission (“CPSC”), we voluntarily initiated a product safety recall of our legacy ChargeSource 70-watt universal AC power adapters. This product safety recall impacts approximately 125,000 units that were sold in fiscal 2003. Comarco and Targus entered into an agreement to address the impact of the recall action. Under the terms of the agreement Comarco issued a $3.2 million credit to Targus in fiscal 2003 in consideration of a full release. Of the $3.2 million credit issued to Targus in the fourth quarter of fiscal 2003, qualifying product returns totaling $2.1 million were received from Targus through October 31, 2003. During the third quarter of fiscal 2004, the remaining $1.1 million unused credit was recorded as revenue, consistent with the expiration of the right of return and the term of the agreement. Additionally, in the fourth quarter of fiscal 2003 we accrued $183,000 in costs related to the recall action in cost of revenue. We did not incur a similar product recall in fiscal 2004 or 2005.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to apply accounting policies and make certain estimates and judgments. Our significant accounting policies are presented in note 2 to our consolidated financial statements. Of our significant accounting policies, we believe the following involve a higher degree of uncertainty, subjectivity and judgments. These policies involve estimates and judgments that are inherently uncertain. Changes in these estimates and judgments may significantly impact our annual and quarterly operating results. We have identified the following as our most significant critical accounting policies.

Revenue Recognition

We recognize product revenue upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. Generally, our products are shipped FOB named point of shipment, whether it is Irvine, our corporate headquarters, or Hong Kong, the shipping point of our ChargeSource products. Shipments to SwissQual, our WTS distributor in Europe, are shipped delivery duties unpaid (“DDU”). Under DDU, title and risk of loss for the goods shipped passes to the buyer at destination.

Our WTS products are integrated with embedded software. Accordingly, we recognize revenue using the residual method pursuant to requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, we allocate revenue to the undelivered element, typically maintenance, based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. We amortize the revenue allocated to the maintenance element evenly over the term of the maintenance commitment made at the time of sale. We expense as incurred the costs associated with honoring the maintenance commitment. The revenue attributable to the delivered product is the residual amount after subtracting the revenue allocated to the undelivered element from the sales price. The revenue attributable to the delivered product is recognized following the policy for product sales described above. Over time, the percentage of revenue attributable to maintenance will change if the selling price of maintenance contracts sold separately increases or decreases.

We recognize service revenue as the services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months.

Significant management judgments must be made and used in connection with the revenue recognized in any accounting period. For our WTS business, management must make judgments, for example, regarding uncertainties surrounding customer acceptance because some orders may include acceptance test provisions that require we defer revenue upon shipment until such time as the client has accepted the equipment. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

Software Development Costs

We had $3.5 million of capitalized software as of January 31, 2005, net of accumulated amortization of $5.4 million. Capitalized software amortization expense is included in cost of revenue. We capitalize software developed for sale or lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS No. 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Technological feasibility is generally demonstrated by the completion of a working model. Our policy is to capitalize the costs associated with development of new products and expense the costs associated with new releases, which primarily consist of enhancements or increased functionality of software embedded in existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project and in estimating the economic life of the related product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to our customers. Each quarter we compare capitalized software development costs to our estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits and related terms based upon payment history and the customer’s current credit worthiness. We continually monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable and our future operating results.

Specifically, our management must make estimates of the collectibility of our accounts receivable. Management analyzes specific customer accounts and establishes reserves for uncollectible receivables based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates.

Valuation of Inventory

We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a write down of excess and obsolete inventory based primarily on excess quantities on hand based upon component usage in the preceding 12 months. As demonstrated during prior periods, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. We reclassified $807,000 of reserves relating to research and experimentation credits included in the current taxes receivable as of January 31, 2004 to the net deferred tax asset upon the determination that it was more likely than not that the benefit of $807,000 would not be realized. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during fiscal 2005, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the third and fourth quarters, the adjusted net deferred tax assets remain fully reserved as of January 31, 2005.

During the third quarter of fiscal 2005, we recorded a tax benefit of $446,000 due to the generation of refund claims created upon completion of our fiscal 2004 corporate tax returns, which were completed in the third quarter of fiscal 2005.

Valuation of Goodwill

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we no longer amortize goodwill from acquisitions, but continue to amortize other acquisition-related intangibles and costs. As of January 31, 2005, we had $2.4 million of goodwill recorded in our audited consolidated balance sheet.

Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value generally determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from our previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis to determine recoverability. During the second quarter of fiscal 2003, we recorded a non-cash charge of $4.1 million to write down fully the carrying value of the goodwill related to our EDX reporting unit. As the net assets of the EDX reporting unit were sold during the fourth quarter of fiscal 2004, such charge is reflected as a component of discontinued operations. Future impairments of intangible assets, if any, will be recorded as operating expenses.

We performed our annual goodwill impairment analysis at January 31, 2005 and identified no impairment. The impairment review is based upon a discounted cash flow approach that uses estimates of future market share and revenue and costs for the reporting units, as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We also annually review the useful lives of each of our intangible assets. As of January 31, 2005, we had $1.5 million of non-goodwill intangible assets recorded in intangible assets, which includes $0.4 million for software rights and $1.1 million for intellectual property rights.

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

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2005, 2004, and 2003:

Consolidated

	Years Ended January 31,							2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue			% of Revenue
Revenue:
Products	$24,159	83%	$29,208	85%	$30,372		85%	(17%)	(4%)
Services	5,064	17%	5,057	15%	5,314		15%	—	(5%)

	$29,223	100%	$34,265	100%	$35,686		100%	(15%)	(4%)

Operating loss	$(8,207)		$(3,121)		$(8,407	)(1)

Loss from continuing operations	$(10,381)		$(1,842)		$(4,958)

(1) Includes asset impairment charges totaling $6.9 million.

	Years Ended January 31,			2005 over 2004 % Change	2004 over 2003 % Change
	2005	2004	2003
	(In thousands)
Revenue:
Americas
North America	$15,415	$28,867	$29,575	(47%)	(2%)
Others	6,290	2,033	767	209%	165%
Europe	7,168	3,105	4,230	131%	(27%)
Asia—Pacific	350	260	1,114	35%	(77%)

	$29,223	$34,265	$35,686	(15%)	(4%)

Revenue

Revenue in fiscal 2005 decreased by $5.0 million, or 15 percent, over fiscal 2004. This decrease was driven by the disruption of our ChargeSource business attributable to the changes in our distribution relationships and our relocation of manufacturing to China resulting in a $10.4 million decrease in ChargeSource revenue partially offset by a $5.7 million increase in sales of our WTS products driven by the release of our newly-developed Seven.Five product platform.

Revenue in fiscal 2004 decreased by $1.4 million, or 4 percent, over fiscal 2003. This decrease was driven by a significant decrease in spending by our emergency call box customers resulting in a $3.4 million decrease in revenue partially offset by modest revenue increases achieved by our WTS and ChargeSource businesses, of $1.1 million and $0.9 million, respectively.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$15,474	64%	$15,819	54%	$16,630	55%	(2%)	(5%)
Amortization—software development products	1,971	8%	2,772	10%	2,721	9%	(29%)	2%
Asset impairment charges	—	—	—	—	6,878	22%	—	(100%)

	17,445	72%	18,591	64%	26,229	86%	(6%)	(29%)

Services	3,441	68%	3,113	62%	3,768	71%	11%	(17%)
Amortization—software development services	22	—	22	—	11	—	—	100%

	3,463	68%	3,135	62%	3,779	71%	11%	(17%)

	$20,908	72%	$21,726	63%	$30,008	84%	(4%)	(28%)

	Years Ended January 31,						2005 over 2004 Change	2004 over 2003 Change
	2005		2004		2003 (1)
	(In thousands)
Gross margin:
Products		28%		36%		14%	(8)	22
Services		32%		38%		29%	(6)	9
Combined gross margin		28%		37%		16%	(9)	21

(1)	Includes asset impairment charges totaling $6.9 million.

Cost of revenue decreased 6 percent in fiscal 2005 compared to fiscal 2004. Due to significantly lower sales of our ChargeSource products during fiscal 2005, related cost of revenue decreased approximately $4.0 million, which was partially offset by a $3.3 million increase in cost of revenue attributable to sales of our WTS products. Gross margin in fiscal 2005 decreased 9 percentage points to 28 percent primarily due to lower sales of our ChargeSource products during fiscal 2005 and the inability to absorb fixed manufacturing and start-up costs attributable to transitioning the production of our ChargeSource products to a contract manufacturer located in China.

Cost of revenue decreased 28 percent in fiscal 2004 compared to fiscal 2003. As discussed below, cost of revenue for fiscal 2003 included a $5.6 million software development impairment charge and a $1.3 million inventory impairment charge. Gross margin in fiscal 2004 increased 21 percentage points to 37 percent due to the asset impairment charges of $6.9 million recorded in fiscal 2003. In addition to the asset impairment charges, our WTS business ceased providing engineering services during fiscal 2003, which also contributed to higher cost of revenue in fiscal 2003.

Asset Impairment Charges

During fiscal 2003, as a response to reduced demand for our legacy 2G WTS products in the wireless marketplace and our strategy of investing available resources in the development of the Seven.Five product platform, we analyzed the carrying value of all assets attributable to our WTS business. Based on this analysis, we recorded asset impairment charges totaling $12.5 million during the second quarter of fiscal 2003. The following table sets forth the impaired assets and corresponding impairment charges for fiscal 2003 (in thousands):

Property and equipment (included in operating expenses)	$205
Software development costs (included in cost of revenue)	5,619
Intangible assets (included in discontinued operations)	2,583
Goodwill (included in discontinued operations)	4,053

$12,460

In addition to the asset impairment charges above, an inventory impairment charge totaling $1.3 million was recorded as cost of revenue during fiscal 2003. The above impaired assets, as well as the inventory impairment charge, were exclusively related to our legacy 2G WTS products and did not include any assets related to our engineering services business, which ceased operations during the second quarter of fiscal 2003. The exit costs associated with our exit from the engineering services business totaled approximately $0.2 million.

Operating Costs and Expenses

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general and administrative expenses	$5,336	18%	$6,276	18%	$4,562	13%	(15%)	38%
Allocated corporate overhead	3,665	12%	3,572	11%	4,124	11%	3%	(13%)
Asset impairment charges	—	—	—	—	205	1%	—	(100%)
Gross engineering and support expenses	7,521	26%	8,581	25%	8,553	24%	(12%)	—
Capitalized software development costs	—	—	(2,769)	(8%)	(3,359)	(9%)	—	(18%)

	$16,522	56%	$15,660	46%	$14,085	40%	6%	11%

Selling, general and administrative expenses decreased approximately $0.9 million, or 15 percent, in fiscal 2005 compared to fiscal 2004 primarily due to legal settlements and related fees incurred in fiscal 2004, totaling approximately $1.8 million, which exceeded similar type costs incurred in fiscal 2005 by approximately $1.4 million. Additionally, bad debt expense decreased $300,000 in fiscal 2005, primarily due to the reversal of previously established reserves for uncollectible ChargeSource accounts receivable which were collected. Offsetting the decrease in legal related expenses and bad debt expense and consistent with increased sales of our WTS products, selling related expenses increased by approximately $0.8 million in fiscal 2005 compared to fiscal 2004.

Selling, general and administrative expenses increased approximately $1.7 million or 38 percent to $6.3 million in fiscal 2004 compared to fiscal 2003. The increase was due to legal settlements and related fees in the amount of $1.8 million incurred during the first half of fiscal 2004, partially offset by reductions in other indirect costs and reduced legal fees in the third and fourth quarters of fiscal 2004.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. As a percentage of revenue, allocated corporate overhead has remained stable at 11 percent to 12 percent for fiscal 2005, 2004, and 2003. We expect allocated corporate overhead to increase in fiscal 2006 due to the following:

•	improvements to our IT systems, including implementation of new ERP and CRM applications;

•	increased consulting and auditing fees due to our required compliance with Sarbanes-Oxley legislation; and

•	increased incentive compensation as we return to profitability.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses decreased approximately $1.1 million, or 12 percent, in fiscal 2005 compared to fiscal 2004. During the first half of fiscal 2004, our WTS business completed the development of our Seven.Five product platform. As a result, we were able to reduce our engineering and support costs in fiscal 2005.

Gross engineering and support expenses were stable for fiscal 2004 and fiscal 2003 and totaled approximately $8.6 million for both fiscal years.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2005 as we completed the development of the software embedded in our Seven.Five product platform during the first half of fiscal 2004. Currently, we do not expect to capitalize software development costs during fiscal 2006.

Capitalized software development costs totaled approximately $2.8 million and $3.8 million for fiscal 2004 and fiscal 2003, respectively, and are consistent with the timing of the Seven.Five product platform development program.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, was $180,000, $237,000, and $375,000 in fiscal 2005, 2004, and 2003, respectively. The decline in other income is primarily caused by reduced interest income earned on declining cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during fiscal 2005, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the third and fourth quarters, the adjusted net deferred tax assets remain fully reserved as of January 31, 2005.

During the third quarter of fiscal 2005, we recorded a tax benefit of $446,000 due to the generation of refund claims created upon completion of fiscal 2004 corporate tax returns, which were completed in the third quarter of fiscal 2005.

Wireless Test Solutions (“WTS”)

Revenue

	Years Ended January 31,							2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue			% of Revenue
Revenue:
Products	$16,475	98%	$11,112	100%	$9,187		91%	48%	21%
Services	365	2%	38	—	903		9%	836%	(96%)

	$16,840	100%	$11,150	100%	$10,090		100%	51%	11%

Operating loss	$(4,432)		$(2,302)		$(11,374	)(1)

(1) Includes asset impairment charges totaling $6.9 million.

	Years Ended January 31,							2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
Revenue:
Americas:
North America	$3,686		$7,681		$7,678			(52%)	—
Others	6,290		2,033		742			209%	174%
Europe	6,861		1,433		1,507			379%	(5%)
Asia—Pacific	3		3		163			—	(98%)

	$16,840		$11,150		$10,090			51%	11%

Revenue in fiscal 2005 increased by 51 percent compared to fiscal 2004. During the first half of fiscal 2004, we completed development of our Seven.Five product platform and it was available for sale during all of fiscal 2005. Geographically, our customers in the Europe and Latin America/South America regions were furthest along in deploying 3G wireless technologies and, accordingly were the first regions to adopt the new 3G Seven.Five product platform. Revenue from our North America region declined 52 percent due to delays by wireless carriers based in the United States in deploying 3G technologies across their wireless networks.

Revenue in fiscal 2004 increased by 11 percent over fiscal 2003. This increase was due to the availability for sale of our newly-developed Seven.Five product platform, which offset the declining demand for our legacy 2G WTS products. Additionally, fiscal 2003 revenue included approximately $0.9 million for engineering services, which we ceased offering during the second quarter of fiscal 2003.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$8,284	50%	$4,192	38%	$2,925	32%	98%	43%
Amortization—software development	1,971	12%	2,772	25%	2,629	29%	(29%)	5%
Asset impairment charge	—	—	—	—	6,878	75%	—	(100%)

	10,255	62%	6,964	63%	12,432	135%	47%	(44%)

Services	28	8%	—	—	937	104%	—	(100%)

	$10,283	61%	$6,964	63%	$13,369	132%	48%	(48%)

	Years Ended January 31,						2005 over 2004 Change	2004 over 2003 Change
	2005		2004		2003 (1)
	(In thousands)
Gross margin:
Products		38%		37%		(35%)	1	72
Services		92%		100%		(4%)	(8)	104
Combined gross margin		39%		38%		(33%)	1	71

(1)	Includes asset impairment charges totaling $6.9 million.

Driven by increased sales, cost of product revenue in fiscal 2005 increased by 98 percent over fiscal 2004. As a percentage of revenue, cost of product revenue in fiscal 2005 increased by 12 percentage points to 50 percent. This increase was offset by a 13 percentage point decrease in amortization of software development costs. The fiscal 2005 increase in cost of product revenue as a percentage of revenue was due to the following factors:

•	increased year-over-year sales through SwissQual, our exclusive reseller responsible for product and customer support in our Europe region, which provided reduced net revenue to Comarco on sales of our Seven.Five products as compared to sales made by our direct sales force;

•	sales of third-party non-core products with lower gross margins; and

•	decreased absorption of fixed manufacturing overhead attributable to decreased manufacturing activity experienced by our other two segments.

Amortization of previously capitalized software development costs, which totaled approximately $2.0 million in fiscal 2005, is currently expected to be approximately $1.8 million, $1.4 million, and $0.3 million for fiscal 2006, 2007, and 2008, respectively.

Cost of revenue in fiscal 2004 decreased 48 percent over fiscal 2003. Fiscal 2003 cost of revenue included a $5.6 million software development impairment charge and a $1.3 million inventory impairment charge.

Operating Costs and Expenses

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating costs and expenses:
Selling, general and administrative expenses	$3,946	24%	$2,145	19%	$2,860	28%	84%	(25%)
Allocated corporate overhead	2,084	12%	1,297	12%	1,655	16%	61%	(22%)
Asset impairment charges	—	—	—	—	205	2%	—	(100%)
Gross engineering and support expenses	4,958	29%	5,815	52%	6,734	67%	(15%)	(14%)
Capitalized software development costs	—	—	(2,769)	(25%)	(3,359)	(33%)	(100%)	(18%)

	$10,988	65%	$6,488	58%	$8,095	80%	69%	(20%)

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general and administrative expenses as a percentage of revenue increased 5 percentage points in fiscal 2005 compared to fiscal 2004. Fiscal 2005 includes a $0.4 million charge recognized in settlement of a dispute with a significant customer based in Latin America, as well as a $0.5 million charge for uncollectible accounts receivable. There were no comparable charges in fiscal 2004. Selling, general and administrative expenses increased an additional $0.8 million, or 37 percent, driven by increased selling expenses consistent with our increased sales in fiscal 2005.

Selling, general and administrative expenses decreased approximately $0.7 million, or 25 percent, in fiscal 2004 compared to fiscal 2003. Approximately $0.4 million of the decrease is due to the elimination of engineering services and our revenue assurance product line. The remaining $0.3 million decrease is due primarily to a reduction of administrative personnel.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses decreased approximately $0.9 million, or 15 percent, in fiscal 2005 compared to fiscal 2004. As previously discussed, we completed the development of our Seven.Five product platform during the first-half of fiscal 2004 and have entered a maintenance mode with respect to the product platform. As a result, we were able to reduce our engineering and support costs in fiscal 2005 and during the fourth quarter of fiscal 2004.

Engineering and support expenses decreased approximately $0.9 million, or 14 percent, in fiscal 2004 compared to fiscal 2003 due to the completion of the development of our Seven.Five product platform during fiscal 2004.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2005 as we completed the development of the software embedded in our Seven.Five product platform during the first half of fiscal 2004. Currently, we do not expect to capitalize software development costs during fiscal 2006.

Capitalized software development costs totaled approximately $2.8 million and $3.8 million for fiscal 2004 and 2003, respectively, and are consistent with the timing of the Seven.Five product platform development program. The fiscal 2003 capitalized software development costs includes a $400,000 payment to SwissQual for software integrated into Seven.Five.

Emergency Call Box Systems

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$1,896	29%	$1,945	28%	$5,939	57%	(3%)	(67%)
Services	4,699	71%	5,019	72%	4,411	43%	(6%)	14%

	$6,595	100%	$6,964	100%	$10,350	100%	(5%)	(33%)

Operating income	$591		$606		$2,465

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
Revenue:
Americas:
North America	$6,595		$6,962		$10,324		(5%)	(33%)
Others	—		—		26		—	(100%)
Europe	—		2		—		(100%)	—
Asia—Pacific	—		—		—		—	—

	$6,595		$6,964		$10,350		(5%)	(33%)

Revenue

Revenue in fiscal 2005 decreased by 5 percent over fiscal 2004 due to both reduced product sales and services revenue. In fiscal 2004, services were provided to specific call box systems that were in addition to the scope of their respective long-term maintenance contracts. These additional services typically consist of site mitigation, and the removal and relocation of specific call box units. Revenue for these services tends to fluctuate from year to year as evidenced by the fiscal 2005 decrease of 6 percent and the fiscal 2004 increase of 14 percent in services revenue compared to the corresponding prior fiscal years.

Revenue in fiscal 2004 decreased by 33 percent over fiscal 2003 due to reduced product sales. During fiscal 2003, we completed a Text Telephony (“TTY”) call box upgrade for the County of Orange, California, and a system expansion for the Metropolitan Transportation Commission (“MTC”) in California that contributed revenue of $2.5 million and $1.2 million, respectively. In fiscal 2004, we had no similar installation or upgrade projects.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,027	54%	$1,422	73%	$2,961	50%	(28%)	(52%)

Services	3,413	73%	3,113	62%	2,831	64%	10%	10%
Amortization—software development	22	—	22	—	11	—	—	100%

	3,435	73%	3,135	62%	2,842	64%	10%	10%

Asset impairment charge	—	—	—	—	—	—	—	—

	$4,462	68%	$4,557	65%	$5,803	56%	(2%)	(21%)

	Years Ended January 31,						2005 over 2004 Change	2004 over 2003 Change
	2005		2004		2003
	(In thousands)
Gross margin:
Products	46%		27%		50%		19	(23)
Services	27%		38%		36%		(11)	2
Combined gross margin	32%		35%		44%		(3)	(9)

Cost of revenue in fiscal 2005 decreased 2 percent over fiscal 2004. As a percentage of revenue, cost of product revenue in fiscal 2005 decreased by 19 percentage points to 54 percent. Fiscal 2004 cost of product revenue included a $0.2 million charge in settlement of a dispute with the Los Angeles SAFE. The remainder of the decrease in fiscal 2005 cost of product revenue is attributable to higher fixed manufacturing costs as a percentage of revenue incurred during fiscal 2004 as compared to fiscal 2005. Cost of service revenue in fiscal 2005 increased 10 percent over fiscal 2004. This increase is attributable to increased material usages and field personnel costs in fiscal 2005.

Cost of revenue in fiscal 2004 decreased 21 percent over fiscal 2003. This decrease is primarily attributable to lower product sales in fiscal 2004 partially offset by the Los Angeles SAFE settlement charge and higher fixed manufacturing costs as a percentage of revenue incurred in fiscal 2004. Cost of service revenue in fiscal 2004 increased 10 percent over fiscal 2003. This increase is attributable to increased service revenue in fiscal 2004.

Operating Costs and Expenses

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general and administrative expenses	$335	5%	$676	10%	$720	7%	(50%)	(6%)
Allocated corporate overhead	587	9%	606	9%	849	8%	(3%)	(29%)
Asset impairment charges	—	—	—	—	—	—	—	—
Gross engineering and support expenses	621	9%	519	7%	513	5%	20%	1%
Capitalized software development costs	—	—	—	—	—	—	—	—

	$1,543	23%	$1,801	26%	$2,082	20%	(14%)	(13%)

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Selling, general and administrative expenses as a percentage of revenue decreased 5 percentage points in fiscal 2005 compared to fiscal 2004. Fiscal 2004 includes a charge for uncollectible accounts receivable and incremental legal fees attributable to the Los Angeles SAFE settlement, as compared to fiscal 2005, totaling approximately $0.2 million. The remainder of the decrease in fiscal 2005 was attributable to lower personnel costs.

Selling, general and administrative expenses as a percentage of revenue increased 3 percentage points in fiscal 2004 compared to fiscal 2003. Excluding the settlement charge and incremental legal fees attributable to the Los Angeles SAFE settlement incurred in fiscal 2004, selling, general and administrative expenses as a percentage of revenue in fiscal 2004 was comparable to fiscal 2003.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our call box business. Engineering and support expenses increased approximately $0.1 million, or 20 percent, in fiscal 2005 compared to fiscal 2004 driven by increased personnel and related costs.

Engineering and support expenses in fiscal 2004 were comparable to fiscal 2003.

Mobile Power Products (“ChargeSource”)

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$5,788	100%	$16,151	100%	$15,246	100%	(64%)	6%
Services	—	—	—	—	—	—	—	—

	$5,788	100%	$16,151	100%	$15,246	100%	(64%)	6%

Operating income (loss)	$(4,366)		$(1,425)		$502

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
Revenue:
Americas:
North America	$5,134		$14,224		$11,573		(64%)	23%
Others	—		—		—		—	—
Europe	307		1,670		2,723		(82%)	(39%)
Asia—Pacific	347		257		950		35%	(73%)

	$5,788		$16,151		$15,246		(64%)	6%

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
Revenue:
Kensington	$948		$—		$—		100%	—
Belkin	641		—		—		100%	—
Targus	4,131		16,151		15,246		(74%)	6%
Other	68		—		—		100%	—

	$5,788		$16,151		$15,246		(64%)	6%

Revenue in fiscal 2005 decreased by 64 percent over fiscal 2004. This decrease is attributable to disruption in our business caused by the following initiatives:

•	replacing Targus and Belkin with Kensington as our exclusive distributor for the retail channels during fiscal 2005;

•	redesigning our entire ChargeSource product line; and

•	transitioning all product manufacturing to a contract manufacturer located in China.

While the above initiatives are well underway and designed to enhance our competitiveness in the marketplace, we expect to experience additional, yet decreasing, disruption and ramp-up delays during fiscal 2006.

Revenue in fiscal 2004 increased by 6 percent over fiscal 2003. In fiscal 2004 and in cooperation with the U.S. CPSC, we announced a voluntary product safety recall of approximately 125,000 detachable plugs used on our legacy ChargeSource 70-watt universal AC power adapter. In conjunction with the product safety recall,

Comarco and Targus, the exclusive distributor of the ChargeSource products at that time, entered into an agreement addressing the impact of the recall action. Accordingly, we accrued both a $3.2 million credit due to Targus reducing sales and additional recall costs of approximately $0.2 million classified in cost of revenue in the fourth quarter of fiscal 2003. During the third quarter of fiscal 2004 in conjunction with the expiration of the right of return and the term of the agreement, we recognized the unused portion of the credit in the amount of $1.1 million as revenue.

In the second quarter of fiscal 2004 we began shipping our high power ChargeSource products, the 120-watt AC/DC and DC adapters. The increase in ChargeSource product sales of $0.9 million includes the $1.1 million unused recall credit issued to our former distributor in conjunction with the product safety recall of our legacy ChargeSource 70-watt universal AC power adapter.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$6,163	106%	$10,205	63%	$10,836	71%	(40%)	(6%)
Amortization—software development	—	—	—	—	—	—	—	—

	6,163	106%	10,205	63%	10,836	71%	(40%)	(6%)
Services	—	—	—	—	—	—	—	—
Asset impairment charge	—	—	—	—	—	—	—	—

	$6,163	106%	$10,205	63%	$10,836	71%	(40%)	(6%)

	Years Ended January 31,						2005 over 2004 Change	2004 over 2003 Change
	2005		2004		2003
	(In thousands)
Gross margin:
Products		(6%)		37%		29%	(43)	8
Services		—		—		—	—	—

		(6%)		37%		29%	(43)	8

Driven by decreased sales of our ChargeSource products, cost of revenue in fiscal 2005 decreased 40 percent over fiscal 2004. As a percentage of revenue, cost of revenue in fiscal 2005 increased by 43 percentage points to 106 percent. Due to the strategic initiatives discussed above and related costs and production delays incurred during fiscal 2005, cost of revenue in fiscal 2005 exceeded revenue. Additionally, during the third quarter of fiscal 2005, we established an inventory reserve totaling approximately $0.5 million to fully reserve undelivered Belkin-branded ChargeSource products. We intend to destroy these legacy products. Once stabilized, we expect our gross margin to be comparable to prior fiscal years.

Cost of revenue in fiscal 2004 decreased by 6 percent. As a percentage of revenue, fiscal 2004 cost of revenue was 63 percent, an 8 percentage point decrease compared to fiscal 2003. The decrease in cost of revenue as a percentage of revenue was due to the $3.2 million recall credit recorded as a reduction in revenue during fiscal 2003 coupled with the $0.2 million in recall costs accrued as cost of revenue in fiscal 2003.

Operating Costs and Expenses

	Years Ended January 31,						2005 over 2004 % Change	2004 over 2003 % Change
	2005		2004		2003
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general and administrative expenses	$1,055	18%	$3,455	22%	$982	6%	(69%)	252%
Allocated corporate overhead	994	17%	1,669	10%	1,620	11%	(40%)	3%
Asset impairment charges	—	—	—	—	—	—	—	—
Gross engineering and support expenses	1,942	34%	2,247	14%	1,306	9%	(14%)	72%
Capitalized software development costs	—	—	—	—	—	—	—	—

	$3,991	69%	$7,371	46%	$3,908	26%	(46%)	89%

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general and administrative expenses as a percentage of revenue decreased 4 percentage points in fiscal 2005 compared to fiscal 2004. Fiscal 2005 includes approximately $0.3 million in credits for the reversal of previously established reserves for uncollectible accounts receivables which were collected. Fiscal 2004 includes approximately $1.7 million in incremental legal, settlement, and related costs, in comparison to fiscal 2005. There were no comparable costs in fiscal 2005. The remaining decrease is attributable to reserves established for uncollectible accounts receivables in fiscal 2004.

Selling, general and administrative expenses as a percentage of revenue increased 16 percentage points in fiscal 2004 compared to fiscal 2003. The increase is primarily due to approximately $1.7 million in incremental legal, settlement, and related costs and reserves established for uncollectible accounts receivables totaling approximately $0.5 million. There were no comparable charges in fiscal 2003. The remaining increase is primarily attributable to sales and marketing salaries and personnel-related costs added during fiscal 2004.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses decreased approximately $0.3 million, or 14 percent, in fiscal 2005 compared to fiscal 2004. The decrease is primarily due to reduced use of temporary labor and outside design consultants.

Gross engineering and support expenses increased approximately $0.9 million, or 72 percent, in fiscal 2004 compared to fiscal 2003. The increase is primarily due to the addition of engineering design resources, including employees, temporary labor, and outside design consultants, in support of our high-power product development programs.

Discontinued Operations

On January 6, 2004, we sold the net assets of our reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment, and has been classified as discontinued operations.

Income from discontinued operations was $596,000 for fiscal 2004, which includes income from operations of $258,000 on revenue of $1.1 million, plus an after-tax gain of $319,000 on the sale of EDX. The loss from discontinued operations for fiscal 2003 was $5.2 million and included the asset impairment charges in the amount of $6.6 million to write-off the goodwill and intangible assets related to the EDX reporting unit.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Cash provided by (used in):
Operating activities	$(2,139)	$(6,406)	$10,295
Investing activities	(1,333)	(4,426)	(6,215)
Financing activities	370	470	220
Discontinued operations	325	24	(199)

Operating Activities

Cash used in operating activities for fiscal 2005 was driven by a net loss from continuing operations of $10.4 million, offset by $4.5 million of non-cash charges for depreciation and amortization, $2.9 million non-cash charge to fully reserve our deferred tax asset, $0.3 million non-cash charge for doubtful accounts, and a net change in operating assets and liabilities that resulted in a $0.5 million increase in cash flow. Within the net change in operating assets and liabilities, decreased sales resulted in a decrease in accounts receivable and due from affiliate, increasing cash flow by $5.0 million, which was offset by a $2.3 million increase in inventory and a $1.7 million increase in deferred revenue.

Accounts receivable as of January 31, 2005 includes approximately $1.0 million due from Targus and its affiliates. The entire amount is currently past due. Of the $1.0 million due, $280,000 is reserved, which represents the most severely delinquent balances due from Targus Europe and Targus Australia, which have historically been more difficult for us to collect. Targus was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account.

In an effort to collect amounts owed us, on March 16, 2005, we filed a complaint against Targus seeking recovery of amounts due. While Comarco believes this action is meritorious, this matter is in the very early stages and any loss of the amounts owed to Comarco that may result from the outcome of this matter is not determinable or estimable. Should we not prevail in this matter, our anticipated cash flows from operations in fiscal 2006 will be reduced correspondingly.

Additionally, as of January 31, 2005, approximately $2.1 million of accounts receivable was due from TIM Cellular S.A., of which approximately $549,000 is reserved, which represents the most severely delinquent balances. Such amount represents 35 percent of gross accounts receivable on that date and a substantial portion became past due on March 1, 2005. As of April 25, 2005, $1.3 million of this balance has been collected.

We increased our inventory balance in fiscal 2005 by approximately $2.3 million in support of expected demand for all our products. As discussed above, we are transitioning the manufacturing of our ChargeSource products from in-house to a contract manufacturer located in China. In support of this effort, we have procured long-lead and other electrical components in accordance with our planned production plan. It is our current strategy to have our contract manufacturer build ChargeSource products under a turnkey model, whereby the contract manufacture procures all necessary components directly from our existing supply base and we simply procure the finished good from the contract manufacturer. We are currently transitioning to this model and have begun selling our inventory to the contract manufacturer to avoid component lead time delays. During the first quarter of fiscal 2006, we received the first purchase orders for our component inventory, totaling approximately $0.6 million, from our contract manufacturer.

Cash used in operating activities for fiscal 2004 was driven by a net loss from continuing operations of $1.8 million, offset by $5.2 million of non-cash charges for depreciation and amortization, $1.0 million non-cash income tax benefit that resulted in a decrease in cash flow, and a net change in operating assets and liabilities that resulted in a $9.3 million decrease in cash flow. Within the net change in operating assets and liabilities, increased sales in the second half of fiscal 2004 resulted in an increase in accounts receivable and due from affiliate, decreasing cash flow by $10.3 million. In fiscal 2004, we increased inventory levels to meet anticipated demand, resulting in a $2.2 million decrease in cash flow. These decreases in cash flow were offset by increases in operating liabilities of $2.7 million.

Cash Flows from Investing Activities

We purchased $1.3 million of property and equipment in fiscal 2005, compared to $1.7 million in fiscal 2004, and $2.1 million in fiscal 2003. The decrease in fiscal 2005 is primarily due to transitioning manufacturing of our ChargeSource products from in-house to a contract manufacturer located in China. Accordingly, we no longer have requirements to acquire, upgrade, and maintain ChargeSource production equipment.

The development of software is critical to our WTS products. During the first half of fiscal 2004, we completed the development of our Seven.Five product platform, which is compatible with all 2G, 2.5G, and 3G wireless technologies. During fiscal 2005 and subsequent to the completion of the development program, we transitioned into a maintenance mode. Accordingly, we capitalized no software development costs in fiscal 2005. In fiscal 2004 and 2003, we capitalized software development costs of $2.8 million and $3.8 million, respectively. Currently, we do not expect to capitalize any software development in fiscal 2006 due to the recent release of our Seven.Five product platform, a modular solution for all wireless carriers irrespective of the wireless technologies deployed by each carrier. In conjunction with the development and maintenance of Seven.Five, we expended $0.1 million, $0.5 million, and $0.5 million in fiscal 2005, 2004, and 2003, respectively, on rights to various wireless technologies.

On January 6, 2004, we sold the net assets of our EDX reporting unit for $0.6 million in cash and recognized a gain of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million in fiscal 2005, $0.5 million in fiscal 2004, and $0.2 million in fiscal 2003. In fiscal 2005 proceeds from the sales of common stock issued through employee and director stock option plans constituted all of our cash flows from financing activities. In fiscal 2004 and 2003 proceeds form the sales of common stock issued through employee and director stock option plans, offset by the repurchase of our common stock, constituted all of our cash flows from financing activities.

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2004, we repurchased approximately 2.6 million shares for an average price of $8.22 per share. During fiscal 2004, we repurchased approximately 26,000 shares in the open market for an average price of $7.61 per share. During fiscal 2005, we had no stock repurchases.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our WTS products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue, operating results, and cash flows.

•	We rely exclusively on SwissQual to sell to and support customers in a very important region, Europe. Should SwissQual sales decrease or if their ability to pay for our products becomes impaired, our revenue, operating results, and cash flows would be negatively impacted.

•	In the event Kensington, the distributor of our ChargeSource products, is unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the contract manufacturer of our ChargeSource products not purchase our inventory at the level currently anticipated, our operating results and cash flows would be negatively impacted.

•	If we are unable to collect the $1.0 million owed by Targus and affiliates, our operating results and cash flows would be negatively impacted.

•	If we are unable to collect the remaining $0.8 million owed by TIM Cellular S.A., our operating results and cash flows would be negatively impacted.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2005 (in thousands):

	Payments due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	Total
Operating lease obligations	$576	$405	$—	981
Purchase obligations	4,274	—	—	4,274

	$4,850	$405	$—	5,255

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. We will adopt the statement on February 1, 2006 as required. We are allowed to select from two alternative transition methods, each having different reporting implications. We have not completed our evaluation of the methods of adopting SFAS No. 123R. Accordingly, the impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29 (“APB No. 29”), “Accounting for Nonmonetary Transactions,” based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 are not expected to have a material effect on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2005, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses reflected as adjustments to both short-term investments and the deferred compensation liability. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments was other than temporary. We had no such impairments during fiscal 2005.

Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sales, write-downs, or write-offs of our investments. We do not currently hedge against equity price changes.

I TEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMARCO, INC. AND SUBSIDIARIES

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comarco, Inc.:

We have audited the accompanying consolidated balance sheet of Comarco, Inc. as of January 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended January 31, 2005. We have also audited the fiscal 2005 information in the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2005, and the consolidated results of its operations and its cash flows for the year ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the fiscal 2005 information in the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 24, 2005,

except for certain major customer

information in note 2

as to which the date is

April 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comarco, Inc.:

We have audited the consolidated balance sheet of Comarco, Inc. and subsidiaries as of January 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended January 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the schedule of valuation and qualifying accounts for the years ended January 31, 2004 and 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comarco, Inc. and subsidiaries as of January 31, 2004 and the results of their operations and their cash flows for each of the years in the two-year period ended January 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California

May 9, 2004, except as to note 19,

which is as of May 11, 2005

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$12,270	$15,047
Short-term investments	1,598	2,251
Accounts receivable, net of reserves of $831 and $594	5,276	8,982
Amounts due from affiliate	1,100	2,627
Inventory, net of reserves of $2,212 and $2,230	8,448	6,150
Deferred tax assets, net	—	2,695
Other current assets	817	524

Total current assets	29,509	38,276
Property and equipment, net	2,154	3,131
Software development costs, net	3,543	5,536
Deferred tax assets, net	—	181
Intangible assets, net	1,495	1,488
Goodwill	2,394	2,394
Other assets	1,131	1,133

	$40,226	$52,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101	$537
Deferred revenue	3,747	5,476
Deferred compensation	1,598	2,251
Accrued liabilities	5,006	4,799

Total current liabilities	10,452	13,063

Minority interest	—	185

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2005 and 2004, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,422,042 and 7,284,374 shares issued and outstanding at January 31, 2005 and 2004, respectively	742	728
Additional paid-in capital	14,051	13,126
Retained earnings	14,981	25,037

Total stockholders’ equity	29,774	38,891

	$40,226	$52,139

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2005	2004	2003
Revenue:
Products	$24,159	$29,208	$30,372
Services	5,064	5,057	5,314

	29,223	34,265	35,686

Cost of revenue:
Products	17,445	18,591	26,229
Services	3,463	3,135	3,779

	20,908	21,726	30,008

Gross profit	8,315	12,539	5,678
Selling, general and administrative expenses	9,001	9,848	8,686
Asset impairment charges	—	—	205
Engineering and support expenses	7,521	5,812	5,194

Operating loss	(8,207)	(3,121)	(8,407)
Other income, net	180	237	375
Minority interest in loss of subsidiary	72	34	141

Loss from continuing operations before income taxes and discontinued operations	(7,955)	(2,850)	(7,891)
Income tax expense (benefit)	2,426	(1,008)	(2,933)

Loss from continuing operations	(10,381)	(1,842)	(4,958)
Income (loss) from discontinued operations, net of income tax expense (benefit) of $0, $342, and ($941)	325	596	(5,185)

Net loss	$(10,056)	$(1,246)	$(10,143)

Basic and diluted loss per share:
Loss from continuing operations	$(1.41)	$(0.26)	$(0.71)
Discontinued operations	0.04	0.09	(0.74)

Net loss	$(1.37)	$(0.17)	$(1.45)

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 31, 2002, 6,978,014 shares	$698	$10,813	$36,426	$47,937
Net loss	—	—	(10,143)	(10,143)
Exercise of stock options, 53,625 shares	5	247	—	252
Tax benefit from exercise of stock options	—	586	—	586
Purchase and retirement of common stock, 43,943 shares	(4)	(398)	—	(402)
Minority interest resulting from exercise of subsidiary options	—	(564)	—	(564)
Issuance of common stock to acquire subsidiary minority interest, 61,869 shares	6	514	—	520

Balance at January 31, 2003, 7,049,565 shares	705	11,198	26,283	38,186
Net loss	—	—	(1,246)	(1,246)
Exercise of stock options, 71,250 shares	7	299	—	306
Tax benefit from exercise of stock options	—	348	—	348
Purchase and retirement of common stock, 25,640 shares	(3)	(192)	—	(195)
Minority interest resulting from exercise of subsidiary options	—	(1)	—	(1)
Issuance of common stock to acquire subsidiary minority interest, 189,199 shares	19	1,474	—	1,493

Balance at January 31, 2004, 7,284,374 shares	728	13,126	25,037	38,891
Net loss	—	—	(10,056)	(10,056)
Exercise of stock options, 45,000 shares	5	236	—	241
Minority interest resulting from exercise of subsidiary options	—	(6)	—	(6)
Issuance of common stock to acquire subsidiary minority interest, 92,668 shares	9	695	—	704

Balance at January 31, 2005, 7,422,042 shares	$742	$14,051	$14,981	$29,774

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(10,381)	$(1,842)	$(4,958)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Asset impairment charges	—	—	5,824
Depreciation and amortization	4,525	5,190	4,864
Loss on disposal of property and equipment	152	58	154
Tax benefit from exercise of stock options	—	348	586
Deferred income taxes	2,876	(1,005)	(2,665)
Provision for doubtful accounts receivable	267	559	24
Provision for obsolete inventory	(18)	(344)	3,585
Minority interest in earnings of subsidiary	(72)	(34)	(141)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,439	(8,347)	8,331
Amounts due from affiliate	1,527	(1,954)	(673)
Inventory	(2,280)	(2,150)	(1,239)
Other assets	(216)	438	(125)
Accounts payable	(436)	230	111
Deferred revenue	(1,729)	1,829	(1,934)
Accrued liabilities	207	618	(1,449)

Net cash provided by (used in) continuing operations	(2,139)	(6,406)	10,295

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,288)	(1,749)	(2,125)
Proceeds from sales of property and equipment	57	12	131
Software development costs	—	(2,769)	(3,770)
Acquired intangible assets	(102)	(520)	(451)
Cash received from sale of business	—	600	—

Net cash used in investing activities	(1,333)	(4,426)	(6,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	241	306	252
Proceeds from issuance of subsidiary common stock	129	359	370
Purchase and retirement of common stock	—	(195)	(402)

Net cash provided by financing activities	370	470	220

Net increase (decrease) in cash and cash equivalents—continuing operations	(3,102)	(10,362)	4,300
Net increase (decrease) in cash and cash equivalents—discontinued operations	325	24	(199)

Net increase (decrease) in cash and cash equivalents	(2,777)	(10,338)	4,101
Cash and cash equivalents, beginning of period	15,047	25,385	21,284

Cash and cash equivalents, end of period	$12,270	$15,047	$25,385

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs, manufactures and maintains emergency call box systems and designs mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. The Company’s operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”) which was incorporated in the State of Delaware in September 1993.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the years reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, and valuation allowances for deferred tax assets.

Revenue Recognition

Revenue from product sales is recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. The Company’s wireless test solutions products are integrated with embedded software. Accordingly, the Company’s revenue is recognized using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition,” and other applicable revenue recognition guidance and interpretations. Under the residual method, revenue is allocated to the undelivered element, typically maintenance, based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. The revenue allocated to the maintenance element is amortized to revenue evenly over the term of the maintenance commitment made at the time of the sale. The costs associated with honoring the maintenance commitment are charged to expense as incurred. The revenue attributable to the delivered product is the residual amount after subtracting the revenue allocated to the undelivered element from the sales price. The revenue attributable to the delivered product is recognized following the policy for product sales described above.

Revenue from services is recognized as the services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement, typically 12 months. Revenue for services under long-term contracts from the Company’s engineering services business, which ceased operations in the second quarter of fiscal 2003, was recognized using the percentage-of-completion method on the basis of percentage of costs incurred to date on a contract, relative to the estimated total contract

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. Profit estimates on fixed price contracts were revised periodically based on changes in circumstances and any anticipated losses on contracts were recognized in the period that such losses become known.

Cash and Cash Equivalents

All highly liquid investments with remaining maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements. Cash and cash equivalents are generally maintained in uninsured accounts.

Short-Term Investments

Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $1.6 million and $2.3 million as of January 31, 2005 and 2004, respectively. Unrealized holding gains (losses) on these short-term investments recorded for the years ended January 31, 2005, 2004, and 2003, were $31,000, $627,000, and ($384,000), respectively, and are reflected as adjustments to both short-term investments and the deferred compensation liability.

Inventory

Inventory is valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) or market value.

Property and Equipment

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

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred and have been included in engineering and support costs. Costs incurred for the development of software embedded in the Company’s wireless test solutions products that will be sold are capitalized when technological feasibility has been established. Technological feasibility is generally demonstrated by the completion of a working model. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

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

Goodwill and Acquired Intangible Assets

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

Long-Lived Assets

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

Investment in SwissQual

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

Income Taxes

As part of the process of preparing its consolidated financial statements the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business. This process involves estimating the Company’s actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in the Company’s consolidated balance sheets. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets which are estimated to be more likely than not to be realized.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, the Company established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. The Company reclassified $807,000 of reserves relating to research and experimentation credits included in the current taxes receivable as of January 31, 2004 to the net deferred tax asset upon the determination that it was more likely than not that the benefit of $807,000 would not be realized. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during fiscal 2005, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the third and fourth quarters of fiscal 2005, the adjusted net deferred tax assets remain fully reserved as of January 31, 2005.

In the third quarter of fiscal 2005, the Company recorded a tax benefit of $446,000 due to the generation of refund claims created upon completion of fiscal 2004 corporate tax returns in the third quarter of fiscal 2005.

Warranty Costs

The Company provides limited warranties for new call box sales for a period of 90 days and ChargeSource products for a period generally not to exceed 15 months. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with the Company’s actual claim experience. Should actual warranty claim rates differ from our estimates, revisions to the liability would be required.

The Company generally provides a one year warranty for wireless test solutions products. As discussed above, the revenue allocated to maintenance is amortized to revenue evenly over the term of the maintenance commitment made at the time of the sale. The costs associated with honoring the maintenance commitment are charged to expense as incurred.

Minority Interest

During the years ended January 31, 2005 and 2004, the Company issued 30,000 shares and 69,000 shares of CWT stock, respectively, from the exercise of CWT stock options, which resulted in the creation of a minority interest. The option holder is required to hold the CWT stock purchased from the exercise of the stock options for at least six months.

In 2005, the Company acquired 66,000 minority shares of CWT by the issuance of 92,668 shares of Company common stock.

In 2004, the Company acquired 130,000 minority shares of CWT by the issuance of 189,199 shares of Company common stock.

Under the purchase method of accounting, the excess purchase price of $456,000 and $788,000 during fiscal 2005 and 2004, respectively, of the minority interest in CWT over the fair value of the proportionate share of the identifiable net assets of CWT has been recognized as definite-lived intangible assets attributable to intellectual property rights.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk and Major Customers

The Company’s cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base is comprised primarily of large companies. The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, our policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

During fiscal 2005, Targus, the Company’s former ChargeSource distributor, accounted for $4.1 million or 14.1 percent of revenue. SwissQual, the Company’s WTS distributor in Europe, accounted for $6.6 million or 22.4 percent of revenue. TIM Cellular S.A., a WTS customer located in Brazil, accounted for $4.3 million or 14.7 percent of revenue. At January 31, 2005, $2.1 million was due from TIM Cellular S.A., of which approximately $549,000 is reserved, which represents the most severely delinquent balances. Such amount represents 34.8 percent of gross accounts receivable on that date and a substantial portion became past due on March 1, 2005. As of April 25, 2005, $1.3 million of this balance has been collected.

During fiscal 2004 and 2003, Targus accounted for $16.2 million and $15.2 million or 47.1 percent and 42.7 percent of revenue, respectively.

Targus was the exclusive distributor of Comarco’s ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, the Company continued to honor its obligations under non-cancelable and non-returnable purchase orders placed by Targus and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. In fiscal 2005, the Company shipped $4.1 million of ChargeSource products to Targus. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. As of January 31, 2005, Targus and its affiliates owe Comarco approximately $1.0 million, of which $280,000 is reserved.

On March 16, 2005, the Company filed a complaint against Targus alleging several causes of action including breach of contract, and seeks relief in the amount of $980,000 (see Note 20).

Segment Reporting

The Company follows SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within a company for making operating decisions and assessing financial performances. The Company organizes its segment reporting on the basis of product/service type.

In fiscal 2004 the Company reported its revenues in two segments: wireless test solutions and wireless applications. In fiscal 2005 the Company increased the number of segments to three by separating the wireless applications segment into two separate segments, call box and mobile power products, to conform to how the chief operating decision-maker now reviews the business and to conform to current internal financial reporting. Segment information for prior years has been restated to conform to the current year presentation.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s chief executive officer (“CEO”) is its chief operating decision-maker. The financial information that the CEO reviews to manage and evaluate the business and allocate resources is similar to the information presented in the accompanying consolidated statements of income focusing on revenues and gross profit for each segment. The Company operates in three business segments: wireless test solutions, call box, and mobile power products.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which consists of stock options. Diluted earnings per share gives effect to all dilutive potential common stock outstanding during the period. The effect of such potential common stock is computed using the treasury stock method.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2005, 2004, and 2003 consistent with the provisions of SFAS No. 123, the Company’s net loss, basic loss per share, and diluted loss per share would have been reduced to the pro forma amounts as follows:

	Years Ended January 31,
	2005	2004	2003
Net loss:
As reported	$(10,056)	$(1,246)	$(10,143)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(472)	(632)	(621)

Pro forma	$(10,528)	$(1,878)	$(10,764)

Loss per common share—basic:
As reported	$(1.37)	$(0.17)	$(1.45)
Pro forma	(1.44)	(0.26)	(1.53)
Loss per common share—diluted:
As reported	$(1.37)	$(0.17)	$(1.45)
Pro forma	(1.44)	(0.26)	(1.53)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2005, 2004, and 2003 was $4.08, $3.62, and $3.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.9%	46.2%	43.2%
Risk-free interest rate	3.8%	3.0%	4.1%
Expected life	6 years	6 years	6 years

Fair Value of Financial Instruments

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires additional disclosures in the consolidated financial statements to reflect net unrealized gains (losses) on available for sale securities, net of income tax. The Company had no unrealized gains (losses) on available for sale securities and therefore there was no difference between net loss and comprehensive loss for the years ended January 31, 2005, 2004, and 2003.

3.	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“Statement 123(R)”), “Share-Based Payment,” which revised Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on February 1, 2006 as required. The Company is allowed to select from two alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting Statement 123(R). Accordingly, the impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS 153 are not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151 (“Statement 151”), “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on the Company’s consolidated financial statements.

4.	Asset Impairment Charges

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

In addition to the asset impairment charges above, an inventory impairment charge, totaling $1.3 million was recorded as cost of revenue in fiscal 2003. The above asset impairment charges, as well as the inventory impairment charge are exclusively related to the Company’s legacy 2G wireless test solution products and do not include any assets related to the Company’s engineering services business, which ceased operations during the second quarter of fiscal 2003. The exit costs associated with the Company’s exit from the engineering services business totaled $151,000.

5.	Discontinued Operations

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses. Adjustments made to the estimated exit costs of these businesses are recorded as discontinued operations.

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2005	2004	2003
Revenue	$—	$1,068	$1,337

Income from discontinued operations of EDX (net of income tax expense (benefit) of $0, $148, and ($954), respectively)	$—	$258	$(5,209)
Income from discontinued operations of non-wireless businesses (net of income tax expense of $0, $11, and $13, respectively)	325	19	24
Gain on disposal of EDX business (net of income tax expense of $0, $183, and $0, respectively)	—	319	—

Income (loss) from discontinued operations	$325	$596	$(5,185)

6.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2005	2004
Trade accounts receivable	$6,107	$9,576
Less: Allowances for doubtful accounts	(831)	(594)

	$5,276	$8,982

During the fourth quarter of fiscal 2003, the Company recognized a credit to one of its customers in the amount of $3.2 million, applied as a reduction of receivables and revenue. The credit was issued to a ChargeSource product line distributor in conjunction with a voluntary product safety recall of the Company’s 70-watt AC power adapters.

During the third quarter of fiscal 2004, the remaining $1.1 million unused credit was recognized as revenue, upon the expiration of the right of return in accordance with the recall agreement with Targus Group International (“Targus”).

7.	Inventory

Inventory consists of the following (in thousands):

	January 31,
	2005	2004
Raw materials	$5,186	$4,022
Work-in-process	471	599
Finished goods	2,791	1,529

	$8,448	$6,150

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2005	2004
Office furnishings and fixtures	$1,949	$1,758
Equipment	8,051	8,586
Purchased software	320	377

	10,320	10,721
Less: Accumulated depreciation and amortization	(8,166)	(7,590)

	$2,154	$3,131

During fiscal 2005, equipment and purchased software with a cost basis of $862,000 and $85,000, respectively, and accumulated depreciation of $842,000 and $84,000, respectively, were retired upon completion of fixed asset physical inventory observations.

During the second quarter of fiscal 2004, equipment and purchased software with a cost basis of $1.8 million and $116,000 and accumulated depreciation of $1.8 million and $106,000, respectively, were retired upon completion of a fixed asset physical inventory.

9.	Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2005	2004
Capitalized software development costs	$8,978	$8,978
Less: Accumulated amortization	(5,435)	(3,442)

	$3,543	$5,536

Capitalized software development costs for the years ended January 31, 2005, 2004, and 2003 totaled $0, $2.8 million, and $3.8 million, respectively. Included in the capitalized software development costs for the year ended January 31, 2003 is approximately $0.4 million paid to SwissQual, an affiliate of the Company, for software development services related to Seven.Five, the Company’s new product platform, released in the first quarter of fiscal 2004. Amortization of software development costs for the years ended January 31, 2005, 2004, and 2003 totaled $2.0 million, $2.8 million, and $2.7 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements. Future amortization on a straight line basis for fiscal 2006, 2007, and 2008 is expected to be $1.8 million, $1.4 million, and $0.3 million, respectively.

During the first quarter of fiscal 2004, fully amortized software development costs totaling $3.2 million and the corresponding accumulated amortization were retired.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2005	2004
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$255	$255
License rights	1,073	971
Intellectual property rights	1,244	788

	2,572	2,014
Less: accumulated amortization	(1,077)	(526)

Total acquired intangible assets, net	$1,495	$1,488

The following table presents goodwill by reportable segment:

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of January 31, 2004	$1,898	$496	$—	$2,394

Balance as of January 31, 2005	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2006	$420
2007	359
2008	191
2009	178
2010	178
Thereafter	169

Total estimated amortization expense	$1,495

The Company ceased amortizing goodwill and indefinite-lived intangible assets beginning February 1, 2002 upon adoption of SFAS No. 142. Amortization of definite-lived acquired intangible assets for the years ended January 31, 2005, 2004, and 2003 amounted to $550,000, $326,000, and $200,000, respectively.

As discussed in Notes 2 and 5, $4.1 million of goodwill and $2.6 million of intangible assets including purchased technology and customer base were written-off in fiscal 2003. During fiscal 2004, the Company acquired $520,000 in license rights related to mobile phone technologies. Additionally, the Company recognized $788,000 of intellectual property rights through the purchase of 130,000 minority shares of CWT. During fiscal 2005, the Company acquired $102,000 in license rights related to mobile phone technologies. Additionally, the Company recognized $456,000 of intellectual property rights through the purchase of 66,000 minority shares of CWT.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The useful lives of the license rights related to mobile phone technologies are based upon the term of the underlying agreement and range from 1 to 4 years. The useful life of the intellectual property rights acquired through the purchase of minority interests is seven years and is based upon the life of CWT’s core technology as evaluated by a qualified third party.

11.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2005	2004
Accrued payroll and related expenses	$1,838	$1,403
Accrued divestiture liabilities	—	213
Uninvoiced receipts	1,963	1,383
Accrued legal and professional fees	652	788
Accrued federal and state income taxes	—	14
Accrued travel expenses	98	42
Accrued temporary labor	14	108
Due to affiliate	103	352
Other	338	496

	$5,006	$4,799

12.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2005	2004
Beginning balance	$282	$313
Accruals for warranties issued during the period	450	511
Utilization	(555)	(542)

	$177	$282

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	January 31,
	2005	2004
Beginning balance	$1,904	$2,265
Recognition of revenue	(1,690)	(2,094)
Deferral of revenue for new contracts	894	1,733

	$1,108	$1,904

13.	Income Taxes

Income taxes from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2005	2004	2003
Federal:
Current	$(393)	$415	$(295)
Deferred	2,508	(1,049)	(2,159)
State:
Current	(57)	417	(111)
Deferred	368	(791)	(368)

	$2,426	$(1,008)	$(2,933)

During the years ended January 31, 2005, 2004, and 2003, the Company recognized a credit to additional paid-in capital corresponding to the reduction of income taxes payable in the amounts of $0, $348,000, and $586,000, respectively, as a result of the tax benefit from exercises of Company nonqualified stock options.

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2005		2004		2003
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Computed “expected” tax on loss from continuing operations before income taxes	$(2,705)	(34.0)%	$(969)	(34.0)%	$(2,683)	(34.0)%
State tax, net of federal benefit	(269)	(3.4)	(198)	(6.9)	(253)	(3.2)
Research and MIC credits	(501)	(6.3)	(170)	(6.0)	(204)	(2.6)
Change in valuation allowance	6,256	78.6	—	—	—	—
Receivable account adjustment	(446)	(5.6)	—	—	—	—
Other, net	91	1.2	329	11.5	207	2.6

Income tax expense (benefit)	$2,426	30.5%	$(1,008)	(35.4)%	$(2,933)	(37.2)%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The receivable account adjustment relates to the third quarter tax benefit of $446,000 due to the generation of refund claims created upon completion of our fiscal 2004 corporate tax returns in the third quarter.

The total income tax expense (benefit) recorded for the years ended January 31, 2005, 2004, and 2003 was recorded as follows (in thousands):

	Years Ended January 31,
	2005	2004	2003
Tax expense (benefit) from continuing operations	$2,426	$(1,008)	$(2,933)
Tax expense (benefit) from discontinued operations	—	342	(941)

	$2,426	$(666)	$(3,874)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2005 and 2004 are as follows (in thousands):

	January 31,
	2005	2004
Deferred tax assets:
Accounts receivable	$325	$321
Inventory	947	1,795
Property and equipment, principally due to differing depreciation methods	295	86
Employee benefits, principally due to accrual for financial reporting purposes	978	1,253
Accrued liabilities for financial reporting purposes	80	440
Research and manufacturer investment credit carryforwards	1,257	726
Net operating losses	3,214	—
Deferred revenue	398	1,123
Other	147	(233)

Total gross deferred tax assets	7,641	5,511
Less valuation allowance	(6,256)	—

Net deferred tax assets	$1,385	$5,511

Deferred tax liabilities:
Software development costs	$1,385	$2,309
Property and equipment, principally due to differing depreciation methods	—	326

Total gross deferred tax liabilities	$1,385	$2,635

Net deferred tax asset	$—	$2,876

During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three year period, the Company established a valuation allowance totaling approximately $2.9 million or the entire deferred tax asset, as reclassified. The Company reclassified $807,000 of reserves relating to research and experimentation credits included in the current taxes receivable as of January 31, 2004 to the net deferred tax asset upon the determination that it was more likely than not that the benefit of $807,000 would not be realized.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has federal and state research and experimentation credit carryforwards of $910,000 and $1.1 million, which expire through 2025 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $15,000, which expires through 2010.

In addition, the Company has federal and State net operating loss carryforwards of $8.5 million and $6.3 million, which expire through 2025 and 2015, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $6.3 million valuation allowance for deferred tax assets as of January 31, 2005, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets, and no valuation allowance for the year ended January 31, 2004. If the valuation allowance of $6.3 million is reversed in the future, $6.2 million will benefit the provision and $0.1 million will be credited to paid-in capital.

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

Transactions and other information relating to these plans for the three years ended January 31, 2005 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2002	938,895	$13.66
Options granted	82,500	7.92
Options canceled or expired	(117,500)	17.04
Options exercised	(53,625)	4.71

Balance, January 31, 2003	850,270	13.21
Options granted	123,000	7.54
Options canceled or expired	(97,000)	16.14
Options exercised	(71,250)	4.30

Balance, January 31, 2004	805,020	12.77
Options granted	135,000	8.22
Options canceled or expired	(36,000)	9.03
Options exercised	(45,000)	5.36

Balance, January 31, 2005	859,020	$12.60

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at January 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 6.91 to 9.89	357,000	6.1		$8.11	103,000	$8.41
10.00 to 12.41	125,145	4.6		11.50	94,395	11.48
13.21 to 17.50	234,375	4.4		14.56	216,750	14.53
19.33 to 23.67	142,500	5.3		21.63	142,500	21.63

$ 6.91 to 23.67	859,020	5.3	years	12.60	556,645	14.70

Stock options exercisable at January 31, 2005, 2004, and 2003 were 556,645, 523,395, and 600,895, respectively, at weighted-average exercise prices of $14.70, $13.86, and $12.63, respectively. Shares available under the plans for future grants at January 31, 2005, 2004, and 2003 were 81,687, 188,187, and 223,437, respectively.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2005, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the years ended January 31, 2005, 2004, and 2003, no options were granted under the CWT option plan. In the year ended January 31, 2003, 128,000 options were exercised at a weighted-average exercise price of $2.89 per share, and 6,000 options were canceled at a weighted-average exercise price of $17.62 per share. In the year ended January 31, 2004, 69,000 options were exercised at a weighted-average exercise price of $5.20. In the year ended January 31, 2005, 30,000 options were exercised at a weighted average exercise price of $4.30 per share.

Stock options exercisable at January 31, 2005, 2004, and 2003 were 49,000, 79,000, and 148,000, respectively, at weighted-average exercise prices of $12.34, $9.29, and $7.38, respectively. Shares available under the plan for future grants at January 31, 2005 were 198,000.

The following table summarizes information about CWT stock options outstanding at January 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 11.97 to 13.22	46,000	0.8	years	$12.00	46,000	$12.00
17.62	3,000	2.1		17.62	3,000	17.62

$ 11.97 to 17.62	49,000	1.0		$12.34	49,000	$12.34

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Loss Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for fiscal 2005, 2004, and 2003, basic and diluted net loss per share were the same because the inclusion of 11,678, 29,008 and 38,858 potentially dilutive securities, respectively, would have been anti-dilutive. The reconciliation of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2005	2004	2003
Basic and Diluted:
Loss from continuing operations	$(10,381)	$(1,842)	$(4,958)
Weighted average shares outstanding	7,327	7,139	6,993

Basic loss per share from continuing operations	$(1.41)	$(0.26)	$(0.71)

Income (loss) from discontinued operations	$325	$596	$(5,185)
Weighted average shares outstanding	7,327	7,139	6,993

Basic earning (loss) per share from discontinued operations	$0.04	$0.09	$(0.74)

Net loss	$(10,056)	$(1,246)	$(10,143)
Weighted average shares outstanding	7,327	7,139	6,993

Basic loss per share	$(1.37)	$(0.17)	$(1.45)

16.	Related Party Transactions

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

Shipments to SwissQual for the years ended January 31, 2005, 2004 and 2003 totaled $5.4 million, $3.4 million, and $1.6 million, respectively. Accounts receivable balances due from SwissQual at January 31, 2005 and 2004 were $1.1 million and $2.6 million, respectively. Additionally, revenue attributable to shipments to SwissQual is deferred until receipt of payment. The amounts deferred at January 31, 2005 and 2004 were $1.0 million and $2.7 million, respectively, included in deferred revenue on the accompanying consolidated balance sheets.

During the second quarter of fiscal 2004, the Company entered into a revenue sharing agreement with SwissQual whereby SwissQual receives 10% of the revenue on all Seven.Five product sales, less associated hardware costs. At January 31, 2005 and 2004, the Company had accrued $103,000 and $352,000, respectively, relating to amounts payable to SwissQual under the revenue sharing agreement. During fiscal 2005, the Company paid $822,000 to SwissQual under the revenue sharing agreement. As of January 31, 2004, no amounts had been paid to SwissQual under the revenue sharing agreement.

During fiscal 2003, the Company entered into a software development agreement whereby SwissQual will develop software to be integrated into Seven.Five. In fiscal 2003 the Company paid SwissQual $400,000 under the software development agreement to convert existing SwissQual software to operate in the US environment. Because technological feasibility had been established, software development costs were capitalized.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2005, 2004, and 2003 were approximately $389,000, $398,000, and $511,000, respectively. During fiscal 2005 and 2004, the Company made matching contributions of $78,000 and $165,000, respectively, through forfeited matching funds previously contributed to the plan.

The Company also maintains a non-qualified deferred compensation plan funded by Company executives and directors. See Note 2 for further discussion.

18.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2005	2004	2003
	(In thousands)
Cash paid during the year for:
Interest	$2	$1	$23
Income taxes	110	2	594

In fiscal 2005, the Company issued 92,668 shares of the Company’s common stock with a fair value of $704,000 in connection with the purchase of CWT shares held by minority interests. In fiscal 2004, the Company issued 189,199 shares of the Company’s common stock with a fair value of $1,493,000 in connection with the purchase of CWT shares held by minority interests. In fiscal 2003, the Company issued 61,869 shares of the Company’s common stock with a fair value of $520,000 in connection with the purchase of CWT shares held by minority interests.

19.	Business Segment Information

The Company has three reportable operating segments: wireless test solutions, call box, and mobile power products.

In fiscal 2004 the Company reported its revenues in two segments: wireless test solutions and wireless applications. In fiscal 2005 the Company increased the number of segments to three by separating the wireless applications segment into two separate segments, call box and mobile power products, to conform to how the chief operating decision-maker now reviews the business and to conform to current internal financial reporting. Segment information for prior years has been restated to conform to the current year presentation.

Wireless test solutions designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 12,000 call boxes under long-term agreements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The mobile power products segment designs and manufactures mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$16,840	$6,595	$5,788	$—	$29,223
Cost of revenue	10,283	4,462	6,163	—	20,908

Gross profit (loss)	$6,557	$2,133	$(375)	$—	$8,315

Gross margin	38.9%	32.3%	(6.5)%	—	28.5%

Income (loss) from continuing operations before income taxes	$(4,339)	$606	$(4,339)	$117	$(7,955)

Assets	$16,813	$3,720	$5,458	$14,235	$40,226

	Year Ended January 31, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$11,150	$6,964	$16,151	$—	$34,265
Cost of revenue	6,964	4,557	10,205	—	21,726

Gross profit	$4,186	$2,407	$5,946	$—	$12,539

Gross margin	37.5%	34.6%	36.8%	—	36.6%

Income (loss) from continuing operations before income taxes	$(2,265)	$611	$(1,415)	$219	$(2,850)

Assets	$18,160	$3,385	$8,867	$21,727	$52,139

	Year Ended January 31, 2003
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$10,090	$10,350	$15,246	$—	$35,686
Cost of revenue	13,369	5,803	10,836	—	30,008

Gross profit (loss)	$(3,279)	$4,547	$4,410	$—	$5,678

Gross margin	(32.5)%	43.9%	28.9%	—	15.9%

Income (loss) from continuing operations before income taxes	$(10,890)	$2,480	$672	$(153)	$(7,891)

Assets	$14,914	$6,247	$5,755	$23,399	$50,315

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2005	2004	2003
North America	$15,415	$28,867	$29,575
Europe	7,168	3,105	4,230
Asia—Pacific	350	260	1,114
Latin America	6,290	2,033	767

	$29,223	$34,265	$35,686

Long-lived assets outside of North America were not significant at January 31, 2005, 2004, and 2003.

We sell our products to wireless carriers, equipment vendors, and other customers located throughout the world. In fiscal 2005, 2004, and 2003, we derived 53 percent, 84 percent, and 83 percent of our revenue, respectively, from customers in the United States and 47 percent, 16 percent, and 17 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The sharp increase in the percentage of sales to foreign countries during fiscal 2005 is due to the increase in sales of the WTS business, which is mostly to foreign countries, coupled with the decline in sales of the mobile power products business, which historically has been predominately sold in the United States. In fiscal 2005, sales to Brazil accounted for $5.6 million or 19.3 percent of total revenue.

20.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $1.0 million at January 31, 2005, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2006	$576
2007	367
2008	38

Total minimum lease payments	$981

Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2005, 2004, and 2003 was $0.9 million, $0.9 million, and $0.8 million, respectively.

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position.

Employer Matching Contribution to the Company’s Savings and Retirement Plan

The Company has obligations to match employee contributions made to the Company’s savings and retirement plan. Generally, the Company’s obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If the Company is unable to meet the requisite matching, the Company’s Savings and Retirement Plan may need to be amended.

Legal Contingencies

On March 16, 2005, Comarco Wireless Technologies, Inc. (“Comarco”) filed a complaint against Targus, Inc. (“Targus”) (Case No. 050004166, Superior Court of The State of California in and for The County of Orange) for breach of contract, breach of implied duty of good faith and fair dealing, open book account, goods had and received, account stated, quantum valebant, and unjust enrichment.

Targus was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. As of January 31, 2005, Targus and its affiliates owe Comarco approximately $1.0 million.

While Comarco believes this action is meritorious, this matter is in the very early stages and any loss of the amounts owed to the Company that may result from the outcome of this matter is not determinable or estimable. No significant provision has been made for losses, if any, which may result from the final outcome of this matter.

During fiscal 2001, the Company sold a business that, among other things, provided airport management services. During the fourth quarter of fiscal 2004, the Company was sued by a tenant at an airport where the Company provided management services pursuant to a contract with the County of Los Angeles (prior to the sale of this business during the 2001 fiscal year). The claimant seeks damages of $2.0 million in addition to other unspecified damages. This matter is in the very early stages and the outcome of this matter is not determinable or estimable. No provision has been made for losses, if any, which may result from the final outcome of this matter.

In addition to the matters discussed above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2005 and 2004 are as follows (in thousands, except per share data):

Year ended January 31, 2005	Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$9,070	$6,656	$6,715	$6,782
Gross profit	3,277	2,164	1,382	1,492
Operating loss	(1,215)	(1,726)	(2,455)	(2,811)
Loss from continuing operations	(737)	(4,954)	(1,935)	(2,755)
Discontinued operations	(3)	(5)	222	111
Net loss	(740)	(4,959)	(1,713)	(2,644)

Basic loss per share	$(0.10)	$(0.68)	$(0.23)	$(0.36)

Diluted loss per share	$(0.10)	$(0.68)	$(0.23)	$(0.36)

Year ended January 31, 2004	Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$6,220	$5,321	$10,873	$11,851
Gross profit	2,218	1,011	4,646	4,664
Operating income (loss)	(1,488)	(3,727)	1,294	800
Income (loss) from continuing operations	(899)	(2,301)	836	522
Discontinued operations	22	30	82	462
Net income (loss)	(877)	(2,271)	918	984

Basic earnings (loss) per share	$(0.12)	$(0.32)	$0.13	$0.14

Diluted earnings (loss) per share	$(0.12)	$(0.32)	$0.13	$0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports that we file or submit with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-K.

Changes in Internal Control Over Financial Reporting

In connection with the audit conducted of our consolidated financial statements for fiscal 2005, our Independent Registered Public Accounting Firm, BDO Seidman, LLP, advised our executive management and our audit committee of certain significant deficiencies in our internal control over financial reporting. Under the auditing standards of the PCAOB, a significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the company’s annual or quarterly financial statements that is more than inconsequential will not be prevented or detected.

BDO Seidman, LLP identified the following significant deficiencies in our internal control over financial reporting: (1) our Chief Financial Officer and Corporate Controller had processing access to our primary accounting and financial reporting software application, or ERP system; (2) under certain circumstances, our Corporate Controller had the ability to prepare and post journal entries without supervisory approval; (3) we had insufficiently developed the accounting process with which to defer revenue attributable to sales of our wireless test solutions hardware and software products that did not strictly conform to a corresponding customer’s purchase order; and (4) we have a variety of control deficiencies that were primarily identified with respect to our IT general controls, our disbursement processes, and our payroll processes that, in the aggregate, were deemed to be a significant deficiency.

Beginning in the fourth quarter of fiscal 2005, we took a number of corrective actions to address three of these significant deficiencies, including:

•	providing our Chief Financial Officer and Corporate Controller with “read-only” access to our ERP system with no processing rights (implemented during the fourth quarter of fiscal 2005);

•	requiring all journal entries prepared by our Corporate Controller to be approved by our Chief Financial Officer (implemented during the fourth quarter of fiscal 2005); and

•	implementing a formal procedure requiring our Corporate Controller to approve and defer all Wireless Test Solutions revenue relating to product shipments that require a deviation with respect to product specification and configuration (implemented during the first quarter of fiscal 2006 ended April 30, 2005).

Furthermore, we have begun to address a number of the individual deficiencies that, in the aggregate, culminate in the fourth significant deficiency noted above. We expect that a majority of these deficiencies will be satisfactorily remediated by the second quarter of fiscal 2006, ending July 31, 2005.

While, as discussed above, we established additional controls to address the significant deficiencies, no change in our internal control over financial reporting occurred during our fourth fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included in the Company’s definitive proxy statement for its fiscal 2005 annual meeting of shareholders to be held on June 21, 2005 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the Company’s definitive proxy statement for its fiscal 2005 annual meeting of shareholders to be held on June 21, 2005 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included in the Company’s definitive proxy statement for its fiscal 2005 annual meeting of shareholders to be held on June 21, 2005 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in the Company’s definitive proxy statement for its fiscal 2005 annual meeting of shareholders to be held on June 21, 2005 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the Company’s definitive proxy statement for its fiscal 2005 annual meeting of shareholders to be held on June 21, 2005 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2005, 2004, and 2003 is submitted herewith:

II Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

		3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

		3.2	By-Laws. The By-Laws are incorporated by reference from the Company’s report on Form 10-Q for the quarter ended July 31, 1986.

		3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

	4.	Instruments defining the rights of security holders

		4.1	Rights Agreement, dated February 5, 2003, between Comarco, Inc. and U.S. Stock Transfer Corporation, as rights agent. The Rights Agreement is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

	10.	Material Contracts

		10.1	1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986.

		10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988.

		10.3	Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.

		10.4	1995 Employee Stock Option Plan is incorporated by reference from the Company’s report on Form S-8 filed with the Securities and Exchange Commission on October 5, 1995.

		10.5	Severance Compensation Agreement dated September 9, 2003 between the Company and Gregory Maton, Senior Vice President, regarding severance compensation in the event of a change in control of the Company incorporated herein by, reference from the Company’s report on Form 10-K for the year ended January 31, 2004.

10.6	Severance Compensation Agreement dated September 9, 2003 between the Company and Daniel R. Lutz, Vice President and Chief Financial Officer, regarding severance compensation in the event of a change in control of the Company incorporated herein by, reference from the Company’s report on Form 10-K for the year ended January 31, 2004.

10.7	Severance Compensation Agreement dated September 9, 2003 between the Company and Thomas A. Franza, President and Chief Executive Officer, regarding severance compensation in the event of a change in control of the Company incorporated herein by, reference from the Company’s report on Form 10-K for the year ended January 31, 2004.

10.8	Severance Compensation Agreement dated September 9, 2003 between the Company and Peggy Vessell, Vice President and Secretary, regarding severance compensation in the event of a change in control of the Company incorporated herein by, reference from the Company’s report on Form 10-K for the year ended January 31, 2004.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP

23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

COMARCO, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2005.

COMARCO, INC.

/s/ THOMAS A. FRANZA
Thomas A. Franza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

Signature	Title	Date

/s/ THOMAS A. FRANZA Thomas A. Franza	President and Chief Executive Officer (Principal Executive Officer)	May 11, 2005

/s/ DANIEL R. LUTZ Daniel R. Lutz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 11, 2005

/s/ DON M. BAILEY Don M. Bailey	Chairman of the Board	May 11, 2005

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	May 11, 2005

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	May 11, 2005

/s/ ERIK VAN DER KAAY Erik van der Kaay	Director	May 11, 2005

COMARCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended January 31, 2005

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Other Changes Add (Deduct)		Balance at End of Year
Year ended January 31, 2005:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$594	$267	$30	(1)	$—		$831

Year ended January 31, 2004:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$217	$559	$186	(1)	$4	(2)	$594

Year ended January 31, 2003:
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable)	$256	$24	$63	(1)	$—		$217

(1)	Write-off of uncollectible receivables.
(2)	Collection of previously written-off receivables.