Form 10-Q
period 2005-04-30
COMARCO INC
filed 2005-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 30, 2005

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

Yes  ☐    No  ☑

The registrant had 7,422,042 shares of common stock outstanding as of June 10, 2005.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	April 30, 2005	January 31, 2005 (A)
ASSETS
Current assets:
Cash and cash equivalents	$10,372	$12,270
Short-term investments	1,128	1,598
Accounts receivable, net of reserves of $895 and $831	5,881	5,276
Amounts due from affiliate	1,181	1,100
Inventory, net of reserves of $1,511 and $2,212	7,904	8,448
Other current assets	607	817

Total current assets	27,073	29,509

Property and equipment, net	2,111	2,154
Software development costs, net	3,055	3,543
Goodwill	2,394	2,394
Acquired intangible assets, net	1,416	1,495
Other assets	1,131	1,131

	$37,180	$40,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192	$101
Deferred revenue	2,894	3,747
Deferred compensation	1,128	1,598
Accrued liabilities	4,713	5,006

Total current liabilities	8,927	10,452

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at April 30, 2005 and January 31, 2005	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,422,042 shares outstanding at April 30, 2005 and January 31, 2005	742	742
Additional paid-in capital	14,051	14,051
Retained earnings	13,460	14,981

Total stockholders’ equity	28,253	29,774

	$37,180	$40,226

(A)	Derived from the audited and consolidated financial statements as of January 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2005	2004
Revenue	$7,962	$9,070
Cost of revenue	5,525	5,793

Gross profit	2,437	3,277
Selling, general, and administrative costs	2,198	2,636
Engineering and support costs	1,814	1,856

Operating loss	(1,575)	(1,215)
Other income, net	57	47
Minority interest in losses of subsidiary	—	5

Loss from continuing operations before income taxes	(1,518)	(1,163)
Income tax benefit	—	426

Loss from continuing operations	(1,518)	(737)
Discontinued operations	(3)	(3)

Net loss	$(1,521)	$(740)

Basic and diluted loss per share:
Loss from continuing operations	$(0.20)	$(0.10)
Discontinued operations	—	—

Net loss	$(0.20)	$(0.10)

Weighted average common shares outstanding:
Basic	7,422	7,285

Diluted	7,422	7,285

Common shares outstanding	7,422	7,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,518)	$(737)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	1,008	1,153
Tax benefit from exercise of stock options	—	14
Provision for doubtful accounts receivable	63	(106)
Provision for obsolete inventory	16	(266)
Minority interest in earnings (losses) of subsidiary	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(668)	1,837
Amounts due from affiliate	(81)	277
Inventory	528	(1,294)
Other assets	210	(204)
Accounts payable	91	(257)
Deferred revenue	(853)	(206)
Accrued liabilities	(293)	(17)

Net cash (used in) provided by operating activities	(1,497)	189

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(347)	(422)
Acquired intangible assets	(51)	—

Net cash used in investing activities	(398)	(422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	26

Net cash used in financing activities	—	26

Net decrease in cash and cash equivalents – continuing operations	(1,895)	(207)
Net decrease in cash and cash equivalents – discontinued operations	(3)	(3)

Net decrease in cash and cash equivalents	(1,898)	(210)
Cash and cash equivalents, beginning of period	12,270	15,047

Cash and cash equivalents, end of period	$10,372	$14,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “Comarco” or the “Company”), is a leading provider of wireless test solutions for the wireless industry. Comarco also designs, manufactures, and maintains emergency call box systems and designs mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices. The Company’s operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993.

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2005 are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

Liquidity:

The Company has sustained net losses over the past three years and at April 30, 2005 had cash balances of $10.4 million. The Company anticipates that the cash on hand at April 30, 2005 will meet working capital requirements to fund operation costs expected to be incurred in the next twelve months.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the quarters ended April 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net loss, basic loss per share, and diluted loss per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended April 30,
	2005	2004
Net loss:
As reported	$(1,521)	$(740)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(119)

Pro forma	$(1,618)	$(859)

Loss per common share — basic:
As reported	$(0.20)	$(0.10)
Pro forma	(0.22)	(0.12)
Loss per common share — diluted:
As reported	$(0.20)	$(0.10)
Pro forma	(0.22)	(0.12)

The fair value of options granted under the Company’s stock option plans during the three months ended April 30, 2005 and 2004, was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Three Months Ended April 30,
	2005	2004
Weighted average risk-free interest rate	3.9%	3.4%
Expected life (in years)	6	6
Expected stock volatility	50.3%	46.0%
Dividend yield	None	None

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. The total number of shares that may be granted under these plans is 2,704,337. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ten years and one week after the date of grant (five years for 10 percent shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the three months ended April 30, 2005 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2005	859,020	$12.60
Options granted	20,000	8.38
Options canceled or expired	(7,500)	7.67
Options exercised	—	—

Balance, April 30, 2005	871,520	12.55

The average fair value of each of the options granted during the three months ended April 30, 2005 was $8.38. The following table summarizes information about the Company’s stock options outstanding at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.91 to 9.89	369,500	7.7	$8.13	107,000	$8.46
10.00 to 12.41	125,145	4.3	11.50	110,645	11.50
13.21 to 17.50	234,375	4.2	14.56	222,875	14.53
19.33 to 23.67	142,500	5.1	21.63	142,500	21.63

3.42 to 23.67	871,520	5.8 years	12.55	583,020	14.58

Stock options exercisable at April 30, 2005 were 583,020 at a weighted-average exercise price of $14.58. Shares available under the plans for future grants at April 30, 2005 were 69,187.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of April 30, 2005, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the three months ended April 30, 2005, no options were granted or exercised under the CWT option plan. Stock options exercisable at April 30, 2005 were 49,000 at a weighted-average exercise price of $12.34. Shares available under the plan for future grants at April 30, 2005 were 198,000.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes information about CWT stock options outstanding at April 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 11.97 to 13.22	46,000	0.7	$12.00	46,000	$12.00
17.62	3,000	0.9	17.62	3,000	17.62

11.97 to 17.62	49,000	0.7 years	12.34	49,000	12.34

3.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on February 1, 2006 as required. The Company is allowed to select from two alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting SFAS No. 123R. Accordingly, the impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29.” SFAS No. 153 amends the guidance in APB Opinion No. 29 (“APB No. 29”), “Accounting for Nonmonetary Transactions,” based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of SFAS No. 153 are not expected to have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial statements.

4.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2005, the Company repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the quarter ended April 30, 2005, the Company did not repurchase any shares of common stock.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the quarters ended April 30, 2005 and 2004, basic and diluted net loss per share were the same because the inclusion of 17,161 and 28,700 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.

6.	Related Party Transactions

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

Until the first quarter of fiscal 2006, when the Company changed its accounting for SwissQual revenue to the full accrual basis, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, the Company changed its accounting for sales to SwissQual based upon SwissQual’s financial strength and past payment history and the lack of the Company’s ability to assert financial influence over the operations of SwissQual. The table below reflects the impact that change had on revenue, operating loss, and earnings (loss) per share for the quarter ended April 30, 2005 (in thousands except earnings (loss) per share).

	Comarco, Inc. As reported April 30, 2005	Effect of SwissQual Adjustment to Accrual Basis
Revenue	$7,962	$1,049
Operating income (loss)	(1,575)	653
Diluted earnings (loss) per share	(0.20)	0.09

7.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The three largest customers for the quarters ended April 30, 2005 and 2004 are listed below.

	Three Months Ended April 30,
	2005		2004
	(In thousands)
Total revenue	$7,962	100%	$9,070	100%
Customer concentration:
Targus, Inc.	—	—	1,845	20%
Kensington Technology Group	1,801	22%	—	—
San Bernardino County SAFE	877	11%	—	—
SwissQual	2,048	26%	2,039	22%
TIM Cellular, S.A.	—	—	1,771	20%

	$4,726	59%	$5,655	62%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company derived 28 percent and 16 percent of its revenue from governmental agencies in the quarters ended April 30, 2005, and 2004, respectively.

8.	Inventory

Inventory consists of the following (in thousands):

	April 30, 2005	January 31, 2005
Raw materials	$4,745	$5,186
Work in process	583	471
Finished goods	2,576	2,791

	$7,904	$8,448

9.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2005	January 31, 2005
Capitalized software development costs	$8,978	$8,978
Less: accumulated amortization	(5,923)	(5,435)

	$3,055	$3,543

Capitalized software development costs for the quarters ended April 30, 2005 and 2004 totaled $0. Amortization of software development costs for the quarters ended April 30, 2005 and 2004 totaled $488,000 and $529,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

10.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2005	January 31, 2005
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$255
License rights	1,123	1,073
Intellectual property rights	1,244	1,244

	2,367	2,572
Less: accumulated amortization	(951)	(1,077)

	$1,416	$1,495

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of April 30, 2005	$1,898	$496	$—	$2,394

Balance as of January 31, 2005	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2006	$420
2007	359
2008	191
2009	178
2010	178
Thereafter	169

Total estimated amortization expense	$1,495

Amortization of definite-lived acquired intangible assets for the quarters ended April 30, 2005 and 2004 totaled $130,000 and $108,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

11.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	April 30,
	2005	2004
Beginning balance	$177	$282
Accruals for warranties issued during the period	513	138
Utilization	(163)	(112)

	$527	$308

During the quarter ended April 30, 2005, the Company made an additional warranty accrual in the amount of $0.3 million, to accrue for estimated costs related to a limited number of ChargeSource 70-watt AC adapters that may fail prematurely.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	April 30,
	2005	2004
Beginning balance	$1,108	$1,904
Recognition of revenue	(243)	(625)
Deferral of revenue for new contracts	66	330

	$931	$1,609

12.	Business Segment Information

The Company has three reportable operating segments: wireless test solutions, call box, and mobile power products.

The wireless test solutions segment designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 12,000 call boxes under long-term agreements.

The mobile power products segment designs mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$3,719	$2,410	$1,833	$—	$7,962
Cost of revenue	2,161	1,531	1,833	—	5,525

Gross profit	$1,558	$879	$—	$—	$2,437

Gross margin	41.9%	36.5%	—	—	30.6%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended April 30, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$5,315	$1,581	$2,174	$—	$9,070
Cost of revenue	2,985	1,015	1,793	—	5,793

Gross profit	$2,330	$566	$381	$—	$3,277

Gross margin	43.8%	35.8%	17.5%	—	36.1%

	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Assets at April 30, 2005	$14,926	$4,657	$6,098	$11,499	$37,180

Assets at January 31, 2005	$16,813	$3,720	$5,458	$14,235	$40,226

Revenue by geographic area consisted of the following (in thousands):

	Three Months Ended April 30,
	2005	2004
North America	$4,695	$4,458
Europe	2,175	2,413
Asia	10	346
Latin America	1,082	1,853

	$7,962	$9,070

13.	Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal Contingencies

On March 16, 2005, CWT filed a complaint against Targus, Inc. (“Targus”) (Case No. 050004166, Superior Court of The State of California in and for The County of Orange) for breach of contract, breach of implied duty of good faith and fair dealing, open book account, goods had and received, account stated, quantum valebant, and unjust enrichment.

In response to CWT’s Complaint, Targus filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the First Amended Complaint and added Targus Europe as a defendant. Targus, Inc. was served with the Amended Complaint. Targus, Inc.’s response is currently due on June 22, 2005. The Company is still in the process of serving Targus Europe; thus a due date for Targus Europe’s response has not been set. The Court has scheduled a Case Management Conference for August 26, 2005.

Targus was the exclusive distributor of the Company’s ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, the Company continued to honor its obligations under non-cancelable and non-returnable purchase orders placed by Targus and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. As of April 30, 2005, Targus and its affiliates owed Comarco approximately $1.0 million, which is reflected in accounts receivable in the consolidated balance sheet.

While Comarco believes this action is meritorious, this matter is in the very early stages and any loss of the amounts owed to the Company that may result from the outcome of this matter is not determinable or estimable. No significant provision has been made for losses, if any, that may result from the final outcome of this matter.

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

Forward-Looking Statements

This report, including the following discussion and analysis, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements included in this report. Additionally, statements concerning future matters are forward-looking statements.

These forward-looking statements reflect current views about our plans, strategies, and prospects, but can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Among the important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specially addressed under the heading “Risks Factors, Uncertainties, and Other Factors that May Affect Results of Operations and Financial Condition” in this report on Form 10-Q and in our annual report on Form 10-K for the year ended January 31, 2005.

Readers are urged not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

Basis of Presentation

The financial information presented in this Form 10-Q is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flow. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

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

Comarco’s business segments are organized according to how the chief operating decision-maker reviews the business: wireless test solutions (“WTS”), emergency call box systems (“call box”), and mobile power products (also referred to as ChargeSource).

	Three Months Ended		% Change	Three Months Ended		% Change
	April 30, 2005	April 30, 2004		April 30, 2005	January 31, 2005
	(In thousands)			(In thousands)
Revenue:
WTS	$3,719	$5,315	(30%)	$3,719	$3,789	(2%)
Call Box	2,410	1,581	52%	2,410	1,548	56%
ChargeSource	1,833	2,174	(16%)	1,833	1,445	27%

	$7,962	$9,070	(12%)	$7,962	$6,782	17%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the first quarter of fiscal 2006.

Wireless Test Solutions

•	Our European region is served by our reseller, SwissQual Holding Inc. (“SwissQual”). Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the first quarter of fiscal 2006 was increased by approximately $1.0 million due to this change.

•	The timing of receiving and delivering on purchase orders from our WTS customers, as well as the size of certain anticipated orders, tends to fluctuate quarter-to-quarter and could impact any one quarter positively or negatively.

•	Subsequent to the first quarter of fiscal 2006, we began receiving purchase orders from one of the largest wireless carriers in the U.S. for our Seven.Five voice and data products. The magnitude of these purchase orders is expected to be in the multi-million dollar range and we expect to deliver on these purchase orders during the second and third quarters of fiscal 2006.

Emergency Call Box Systems

•	As previously announced, we were awarded a contract by the San Bernardino Service Authority for Freeway Emergencies (“SAFE”) to upgrade approximately 1,600 call boxes to digital, valued at $2.5 million. During the first quarter of fiscal 2006 we recorded revenue related to this digital upgrade project totaling approximately $0.7 million. We expect to complete and revenue the balance of the contract by the third quarter of fiscal 2006.

•	Additionally, during the second quarter of fiscal 2006 we expect to commence work on a contract awarded by the San Diego SAFE to upgrade approximately 1,400 call boxes with digital and text-telephony (“TTY”) technologies and retrofit approximately 1,000 call box sites to improve accessibility for persons with mobility limitations. These contracts are valued at approximately $3.7 million and we expect to substantially complete the required work by the end of the first quarter of fiscal 2007.

Mobile Power Products (ChargeSource)

•	Kensington, the retail channel distributor of our ChargeSource products, continues to penetrate the retail marketplace. Currently, Kensington is shipping or will be shipping into approximately 3,000 outlets, which include CompUSA, Circuit City, Staples, Office Max, and others.

•	The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it is difficult for us to predict when our ChargeSource sales will reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement.

•	Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacture of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Currently we expect to replace these units and have accrued approximately $0.3 million as additional warranty costs in cost of revenue in the first quarter of fiscal 2006.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended April 30, 2005 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three months ended April 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2005.

We have updated the following critical accounting policies for the first quarter of fiscal 2006.

Software Development Costs

We had $3.1 million of capitalized software as of April 30, 2005, net of accumulated amortization of $5.9 million. Capitalized software amortization expense is included in cost of revenue. We capitalize software developed for sale or lease in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Technological feasibility is generally demonstrated by the completion of a working model. Our policy is to capitalize the costs associated with development of new products and expense the costs associated with new releases, which primarily consist of enhancements or increased functionality of software embedded in existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project and in estimating the economic life of the related product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to our customers. Each quarter we compare capitalized software development costs to our estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

Income Taxes

We are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheets. We then assess on a periodic basis the probability that our net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets that are estimated to be more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. We reclassified $807,000 of reserves relating to research and experimentation credits included in the current taxes receivable as of January 31, 2004 to the net deferred tax asset upon the determination that it was more likely than not that the benefit of $807,000 would not be realized. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during the first quarter of fiscal 2006, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first quarter of fiscal 2006, the adjusted net deferred tax assets remain fully reserved as of April 30, 2005.

Valuation of Goodwill

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we no longer amortize goodwill from acquisitions, but continue to amortize other acquisition-related intangibles and costs. As of April 30, 2005, we had $2.4 million of goodwill recorded in our unaudited consolidated balance sheet.

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

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We also annually review the useful lives of each of our intangible assets. As of April 30, 2005, we had $1.4 million of non-goodwill intangible assets recorded in intangible assets, which includes $0.4 million for software rights and $1.0 million for intellectual property rights.

Results of Operations – Continuing Operations

Consolidated

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$6,791	85%	$7,714	85%	(12%)
Services	1,171	15%	1,356	15%	(14%)

	$7,962	100%	$9,070	100%	(12%)

Operating loss	$(1,575)		$(1,215)

Loss from continuing operations	$(1,518)		$(737)

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
	(In thousands)
Revenue:
Americas:
North America	$4,695	$4,458	5%
Others	1,082	1,853	(42%)
Europe	2,175	2,413	(10%)
Asia – Pacific	10	346	(97%)

	$7,962	$9,070	(12%)

Revenue

Revenue in the first quarter of fiscal 2006 decreased by $1.1 million, or 12 percent, compared to the first quarter of fiscal 2005. This decrease was due to decreased sales of our WTS and ChargeSource products, $1.6 million and $0.3 million, respectively, partially offset by increased call box sales totaling $0.8 million. During the first quarter of fiscal 2006, we began executing on our contract to upgrade the San Bernardino call box system to digital.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$4,182	62%	$4,460	58%	(6%)
Amortization – software development products	482	7%	523	7%	(8%)

	4,664	69%	4,983	65%	(6%)

Services	855	73%	805	59%	6%
Amortization – software development products	6	—	5	—	20%

	861	73%	810	59%	6%

	$5,525	69%	$5,793	64%	(5%)

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
Gross margin:
Products	31%	35%	(4%)
Services	27%	41%	(14%)
Combined gross margin	31%	36%	(5%)

Cost of revenue decreased 5 percent in the first quarter of fiscal 2006 compared to the corresponding quarter of fiscal 2005. Due to decreased sales of our WTS products during the first quarter of fiscal 2006, related cost of revenue decreased approximately $0.8 million, which was partially offset by a $0.5 million increase in cost of revenue attributable to increased sales of our call box products. Additionally and as more fully discussed below, cost of revenue for the first quarter of fiscal 2006 includes approximately $0.3 million in additional accrued warranty costs related to our ChargeSource segment. No comparable costs were incurred in the first quarter of fiscal 2005. Gross margin in the first quarter of fiscal 2006 decreased 5 percentage points to 31 percent due to decreased sales of our higher-margin WTS products during the first quarter, as well as our inability to fully absorb fixed overhead attributable to our ChargeSource business segment.

Operating Costs and Expenses

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses	$1,170	14%	$1,570	17%	(25%)
Allocated corporate overhead	1,028	13%	1,066	12%	(4%)
Gross engineering and support expenses	1,814	23%	1,856	20%	(2%)

	$4,012	50%	$4,492	49%	(11%)

Selling, general, and administrative expenses decreased approximately $0.4 million, or 25 percent, in the first quarter of fiscal 2006 compared to the corresponding quarter of fiscal 2005. As discussed below, selling, general, and administrative expenses for the first quarter of fiscal 2005 included a $0.4 million charge incurred to settle a dispute with a significant WTS customer based in Latin America. No such charge was incurred during the first quarter of fiscal 2006. Excluding this charge, selling, general, and administrative expenses for the first quarter of fiscal 2006 were comparable to the first quarter of fiscal 2005.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. As a percentage of revenue, allocated corporate overhead remained stable at 13 percent and 12 percent for the first quarter of fiscal 2006 and 2005, respectively.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, was $57,000 for the first quarter of fiscal 2006 compared to $47,000 for the first quarter of the prior fiscal year. The increase in other income is primarily caused by increased interest rates earned on invested cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during the first quarter of fiscal 2006, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first quarter, the adjusted net deferred tax assets remain fully reserved as of April 30, 2005.

Wireless Test Solutions (“WTS”)

Revenue

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$3,699	99%	$5,184	98%	(29%)
Services	20	1%	131	2%	(85%)

	$3,719	100%	$5,315	100%	(30%)

Operating loss	$(947)		$(720)

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
	(In thousands)
Revenue:
Americas:
North America	$450	$1,357	(67%)
Others	1,082	1,853	(42%)
Europe	2,175	2,105	3%
Asia – Pacific	12	—	—

	$3,719	$5,315	(30%)

Revenue in the first quarter of fiscal 2006 decreased by $1.6 million, or 30 percent, compared to the first quarter of fiscal 2005. As previously discussed, our European region is served by our reseller, SwissQual. Revenue attributable to sales to SwissQual was deferred until receipt of payment through the end of fiscal 2005. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history, and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the first quarter of fiscal 2006 was increased by approximately $1.0 million due to this change.

The decrease in WTS revenue was due to the timing of receiving and delivering on purchase orders from our WTS customers, as well as the size of certain anticipated orders for our WTS products. Subsequent to the first quarter of fiscal 2006, we began receiving purchase orders from one of the largest wireless carriers in the U.S. for our Seven.Five voice and data products. The magnitude of these purchase orders is expected to be in the multi-million dollar range and we expect to deliver on these purchase orders during the second and third quarters of fiscal 2006.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,664	45%	$2,462	48%	(32%)
Amortization – software development products	482	13%	523	10%	(8%)

	2,146	58%	2,985	58%	(28%)

Services	15	75%	—	—	—

	$2,161	58%	$2,985	56%	(28%)

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
Gross margin:
Products	42%	42%	—
Services	25%	100%	(75%)
Combined gross margin	42%	44%	(2%)

Due to decreased sales, cost of product revenue in the first quarter of fiscal 2006 decreased by 28 percent compared to the first quarter of fiscal 2005. This decrease is consistent with the percentage decrease in product sales for the first quarter of fiscal 2006. As a percentage of revenue, cost of product revenue for the first quarter of fiscal 2006 and 2005 both equaled 58 percent.

Amortization of previously capitalized software development costs, which totaled approximately $0.5 million in the first quarter of fiscal 2006, is currently expected to be approximately $1.8 million, $1.4 million, and $0.3 million for fiscal 2006, 2007, and 2008, respectively.

Operating Costs and Expenses

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses	$831	22%	$1,175	22%	(29%)
Allocated corporate overhead	511	14%	630	12%	(19%)
Gross engineering and support expenses	1,163	31%	1,246	23%	(7%)

	$2,505	67%	$3,051	57%	(18%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses decreased approximately $0.3 million, or 29 percent, in the first quarter of fiscal 2006 compared to the corresponding quarter of fiscal 2005. Selling, general, and administrative expenses for the first quarter of fiscal 2005 included a $0.4 million charge recognized in settlement of a dispute with a significant customer based in Latin America. No such charge was incurred during the first quarter of fiscal 2006. Excluding this charge, selling, general, and administrative expenses for the first quarter of fiscal 2006 were comparable to the first quarter of fiscal 2005.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses decreased approximately $0.1 million, or 7 percent, in the first quarter of fiscal 2006 compared to first quarter of fiscal 2005. This decrease is primarily due to reduced travel and related costs incurred by our support personnel during the first quarter of fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the first quarter of fiscal 2006 as we completed the development of the software embedded in our Seven.Five product platform during the first half of fiscal 2004. Currently, we do not expect to capitalize software development costs during fiscal 2006.

Emergency Call Box Systems

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$1,259	52%	$356	23%	254%
Services	1,151	48%	1,225	77%	(6%)

	$2,410	100%	$1,581	100%	52%

Operating loss	$465		$141

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
	(In thousands)
Revenue:
Americas:
North America	$2,410	$1,581	52%
Others	—	—	—
Europe	—	—	—
Asia – Pacific	—	—	—

	$2,410	$1,581	52%

Revenue

Revenue in the first quarter of fiscal 2006 increased by $0.8 million, or 52 percent, compared to the first quarter of fiscal 2005. During the first quarter of fiscal 2006, our call box business segment began executing on a recently awarded contract to install digital upgrades to an existing call box system.

During the fourth quarter of fiscal 2005, we were awarded a contract valued at $2.5 million by the San Bernardino Service Authority for Freeway Emergencies (“SAFE”) to upgrade approximately 1,600 call boxes to digital. San Bernardino SAFE also renewed their call box system maintenance contract for approximately $3.3 million over a five-year term. During the first quarter of fiscal 2006 we recorded revenue relating to the digital upgrade project totaling approximately $0.7 million. We expect to complete and revenue the balance of the contract by the third quarter of fiscal 2006.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$685	54%	$205	58%	234%

Services	840	73%	805	66%	4%
Amortization – software development products	6	—	5	—	20%

	846	73%	810	66%	4%

	$1,531	64%	$1,015	64%	51%

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
Gross margin:
Products	46%	42%	4%
Services	27%	34%	(7%)
Combined gross margin	36%	36%	—

Cost of revenue increased by 51 percent in the first quarter of fiscal 2006 compared to the corresponding quarter of fiscal 2005. This increase is consistent with the percentage increase in call box product sales for the first quarter of fiscal 2006. As a percentage of revenue, cost of call box product revenue for the first quarter of fiscal 2006 decreased by 4 percentage points to 54 percent, reflecting improved absorption of fixed manufacturing overhead due to increased sales. This improvement was offset in total due to increased cost of call box service revenue, primarily driven by increased material usages and field personnel costs. On a combined basis and as a percentage of revenue, cost of revenue remained stable at 64 percent.

Operating Costs and Expenses

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses	$69	3%	$128	8%	(46%)
Allocated corporate overhead	213	9%	148	9%	44%
Gross engineering and support expenses	132	5%	149	10%	(11%)

	$414	17%	$425	27%	(3%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Due to reduced personnel costs, selling, general, and administrative expenses decreased by approximately $0.1 million, or 46 percent, in the first quarter of fiscal 2006 compared to the corresponding quarter of fiscal 2005. We currently expect selling, general, and administrative expenses to increase in future quarters as we increase our level of staffing.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Mobile Power Products (“ChargeSource”)

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$1,833	100%	$2,174	100%	(16%)
Services	—	—	—	—	—

	$1,833	100%	$2,174	100%	(16%)

Operating income (loss)	$(1,093)		$(636)

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
	(In thousands)
Revenue:
Americas:
North America	$1,835	$1,520	21%
Others	—	—	—
Europe	—	308	—
Asia – Pacific	(2)	346	(101%)

	$1,833	$2,174	(16%)

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
	(In thousands)
Revenue:
Kensington	$1,802	$—	—
Belkin	—	267	(100%)
Targus	—	1,907	(100%)
Other	31	—	—

	$1,833	$2,174	(16%)

Revenue in first quarter of fiscal 2006 decreased by $0.3 million, or 16 percent, compared to the first quarter of fiscal 2005. Revenue for the first quarter of fiscal 2005 primarily consisted of shipments of legacy products to our former distribution partner in satisfaction of our remaining contractual obligations. As previously discussed, during fiscal 2005 we transitioned the distribution of our ChargeSource products to Kensington. The decrease in revenue for the first quarter of fiscal 2006 in comparison to the corresponding quarter of the prior fiscal year is primarily attributable to this transition. Kensington continues to penetrate the retail marketplace. Currently, Kensington is shipping or will be shipping into approximately 3,000 outlets, which include CompUSA, Circuit City, Staples, Office Max. and others. On a sequential basis, revenue in the first quarter increased by $0.4 million, or 27 percent, compared to the fourth quarter of fiscal 2005.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,833	100%	$1,793	83%	2%
Amortization – software development products	—	—	—	—	—

	1,833	100%	1,793	83%	2%

Services	—	—	—	—	—

	$1,833	100%	$1,793	83%	2%

	Three Months Ended April 30,		2005 over 2004 % Change
	2005	2004
Gross margin:
Products	—	17%	(17%)
Services	—	—	—
Combined gross margin	—	17%	(17%)

Cost of revenue in the first quarter of fiscal 2006 increased 2 percent compared to the first quarter of fiscal 2005. As a percentage of revenue, cost of revenue in the first quarter of fiscal 2006 increased by 17 percentage points to 100 percent compared to the first quarter of fiscal 2005. Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Currently we expect to replace these units and have accrued approximately $0.3 million as additional warranty costs in cost of revenue in the first quarter of fiscal 2006.

The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it is difficult for us to predict when our ChargeSource sales will reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement.

Operating Costs and Expenses

	Three Months Ended April 30,				2005 over 2004 % Change
	2005		2004
	(In thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses	$270	15%	$267	12%	1%
Allocated corporate overhead	304	17%	288	13%	6%
Gross engineering and support expenses	519	28%	461	21%	12%

	$1,093	60%	$1,016	46%	8%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general, and administrative expenses for the first quarter of fiscal 2006 were comparable to the same for the first quarter of fiscal 2005.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Discontinued Operations

On January 6, 2004, Comarco sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment. Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses. Net loss from discontinued operations was $3,000 for the first quarter of fiscal 2006 and 2005, and related to expenses incurred for the non-wireless businesses.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $10.4 million as of April 30, 2005 and no outstanding debt.

Cash Flows from Operating Activities

Cash used in operating activities was $1.5 million for the first quarter of fiscal 2006 compared to cash provided by operating activities of $0.2 million for the corresponding quarter of the prior fiscal year. Our net loss from continuing operations for the first quarter of fiscal 2006 was $1.5 million and was offset by non-cash depreciation and amortization of $1.0 million. Deferred revenue decreased $0.9 million primarily as a result of the change in accounting treatment of sales to SwissQual from the cash basis to the accrual basis.

Our net loss from continuing operations for the first quarter of 2005 was $0.7 million and was offset by cash collections that reduced accounts receivable and amounts due from SwissQual, our WTS products reseller for the European marketplace, by $1.8 million and $0.3 million, respectively. Inventory levels during the first quarter of fiscal 2005 increased by $1.3 million as we purchased additional raw materials required for customer purchase orders that were scheduled to be delivered during the second and third quarters of fiscal 2005.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million for the first quarter of fiscal 2006 and 2005. For the first quarter of fiscal 2006 and in addition to the $0.3 million invested in property and equipment, we invested approximately $0.1 million in the acquisition of technology license rights. For the first quarter of fiscal 2005, capital expenditures for property and equipment constituted substantially all of our cash used in investing activities.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next twelve months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. Certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our wireless test solutions products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant variations in revenue and operating results, and

•	In the event Kensington, the distributor of our ChargeSource products, is unable to perform under its non-cancelable commitments due to its inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels.

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

Revenue from the sale of our WTS products accounted for 47 percent of our revenue in the first quarter of fiscal 2006. Our WTS customers include national and regional wireless carriers throughout the world, equipment vendors, and others. The wireless communications industry appears to be emerging from a multi-year period during which many wireless carriers re-evaluated their network deployment plans in response to downturns in the capital markets, changing perceptions regarding industry growth, the availability and adoption of new wireless technologies, increasing price competition for subscribers, and a general economic slowdown in the United States and internationally. If the current trend in the wireless communications industry continues or if wireless carriers reduce their capital investments in wireless infrastructure and related test tools offered by our WTS business, our revenue and operating results may be adversely affected.

A significant portion of our revenue is derived from the sale and maintenance of emergency call box systems to governmental customers that have experienced severe budgetary constraints. If current and planned projects to install or upgrade call box systems are delayed, our operating results and financial condition could suffer.

Revenue from the sale and maintenance of our emergency call box systems and upgrades accounted for 30 percent of our revenues in the first quarter of fiscal 2006. Approximately 79 percent of our call box revenue is derived from state and local governmental agencies in California, which prior to fiscal 2005, were experiencing severe budgetary constraints. As a result, several of our planned projects to install or upgrade call box systems were delayed in fiscal 2004 and 2003. If these adverse budgetary conditions of state and local governmental agencies in California recur we expect significant reductions in spending by our governmental customers, which would likely adversely affect our revenue and operating results.

Failure to adjust our operations due to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.

During the past several years, the spending patterns of many of our WTS customers have been volatile and unpredictable. In addition, consumer demand for our ChargeSource mobile power products has been subject to fluctuations as a result of our choices of distribution partners, market acceptance of our recently released products, the timing and size of customer orders, and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our manufacturing and related cost structures because a significant portion of our sales and marketing, design and other engineering, and manufacturing costs are fixed. If customer demand for our WTS and Call Box products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess capacity, which could adversely affect our operating results. Conversely, if market conditions improve, our manufacturing capacity may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

The products we make are complex and have short life cycles. If we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete and our operating results could suffer.

The wireless communications and consumer electronics industries are characterized by rapid technological changes, frequent new product introductions, and evolving industry standards. Additionally, our ChargeSource mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:

•	properly identify customer needs and technological trends;

•	develop new technologies and applications in a timely manner;

•	price our products and services competitively;

•	manufacture and deliver our products in sufficient volume and in a timely manner; and

•	differentiate our products from those of our competitors.

Development of new products requires high levels of innovation from both our engineers and our component suppliers. Development of a new product often requires a substantial investment before we can determine its commercial viability. If we dedicate a significant amount of resources to the development of products that do not achieve broad market acceptance, our operating results may suffer. Our operating results may also be adversely affected due to the timing of product introductions by competitors, especially when a competitor introduces a new product before our own comparable product is ready to be introduced.

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

A significant portion of our revenue is derived from a limited number of customers, and any loss of, cancellation, or delay in purchases by these customers could cause a significant decrease in our revenue.

We have historically derived a significant portion of our revenue from a limited number of customers. Our three key customers for the first quarter of fiscal 2006 accounted for $4.7 million of our revenue, or 59 percent of our revenue. For example, Kensington, the exclusive distributor of our ChargeSource mobile power products for the retail channels, accounted for approximately $1.8 million, or 22 percent of our revenue in the first quarter of fiscal 2006. Our distribution agreement with Kensington requires them to purchase minimum quantities from us during the term of the agreement; however, it is not assured that Kensington will be able to meet its purchase commitments, or meet or exceed our historical level of unit sales. If Kensington or any of our other key customers reduces, cancels, or delays orders from us, and we are not able to develop other customers who purchase products at comparable levels, our revenue could decrease significantly. In addition, any difficulty in collecting amounts due from one or more of our key customers would negatively impact our results of operations and financial condition. We expect that a limited number of customers will continue to represent a large percentage of our revenues.

We may experience quality or safety defects in our products that could cause us to institute product recalls, require us to provide replacement products, and harm our reputation.

In the course of conducting our business, we experience and attempt to address various quality and safety issues with our products. Often product defects are identified during our design, development, and manufacturing processes that we are able to correct in a timely manner. Sometimes, however, defects are identified after product introduction and shipment. For example, subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Currently, we expect to replace these units and have accrued approximately $0.3 million in additional warranty costs in cost of revenue. If we are unable to fix defects in a timely manner or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer, and we may lose customers. Any of the foregoing could adversely affect our business and results of operations.

Economic, political and other risks associated with our international sales and operations could adversely affect our results of operations.

We currently maintain sales and support operations in the United States, China, Europe, and Latin America. Our international operations accounted for approximately 41 percent of our revenue in the first quarter of fiscal 2006. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, and disruptions and delays in shipments. These factors, among others, could adversely affect our sales of products and services in international markets.

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

Our failure to address laws and regulations governing our government contracts could adversely affect our business and operating results.

We depend on contracts with state and local governmental agencies for a significant portion of our revenue, and are subject to various laws and regulations that only apply to companies doing business with the government. For example, we supply call box products and provide system installation and long-term maintenance services to regional and municipal transit authorities and other governmental agencies. In the first quarter of fiscal 2006, we derived 28 percent of our revenue from contracts with these governmental customers. From time to time we are also subject to investigation for compliance with regulations governing our government contracts. Our failure to comply with any of these laws or regulations could result in suspension of these contracts, or subject us to administrative claims.

Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In the first quarter of fiscal 2006, no supplier accounted for more than 10 percent of our inventory purchases.

The performance of these suppliers is largely outside our control. In the past, we have experienced, and may continue to experience, shortages of important single source components. Our suppliers may fail to deliver components in a timely manner or they may provide components of insufficient quality. If this occurs, we may need to adjust both product design and production schedules, which could result in delays in the production and delivery of products to our customers. These delays or defects could harm our reputation and impair our customer relationships.

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

Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and rely on confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual proprietary rights in our proprietary technology. We are required to spend significant resources to monitor and enforce our intellectual property rights; however, these rights might not necessarily provide us with a sufficient competitive advantage. Our intellectual proprietary rights could be challenged, invalidated, or circumvented by competitors or others. Our employees, customers, or partners could breach our confidentiality agreements, for which we may not have an adequate remedy available. We also may not be able to detect the infringement of our intellectual property rights in a timely manner, which could harm our competitive position. Finally, the rapid pace of technological change in the wireless communications and consumer electronics industries could make certain of our key proprietary technology obsolete or provide us with less of a competitive advantage.

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

Our success depends to a significant extent on the continued services and experience of our key research, engineering, sales, marketing, and executive personnel. If for any reason our key personnel left our employ and we failed to replace a sufficient number of these personnel, we might not be able to maintain or expand our business. Competition for such highly skilled personnel in our wireless communications and consumer electronics industries is intense, and we cannot be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our products and services. If we are unable to identify, hire, and integrate these skilled personnel in a timely or cost-efficient manner, our operating results could suffer.

We may need additional capital in the future to fund the growth of our businesses, which we may not be able to obtain or obtain on acceptable terms.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, it is not assured that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to the timing of anticipated sales of our products. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. Or we may seek working capital financing under a revolving line of credit. We cannot assure you that any additional financing that we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products, or otherwise respond to competitive pressures. In any such case, our operating results and financial condition could be adversely affected.

Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results for our three businesses. Our quarterly operating results may fluctuate for many reasons, including:

•	the size and timing of customer orders and shipments;

•	the degree and rate of growth in the markets in which we compete and the accompanying demand for our products;

•	limitations in our ability to forecast our manufacturing needs;

•	our ability to introduce, and the timing of our introductions of, new or enhanced products;

•	product failures and recalls, product quality control problems, and associated in-field service support costs;

•	warranty expenses;

•	availability and cost of components; and

•	changes in average sales prices.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of April 30, 2005, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist primarily of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses reflected as adjustments to both short term investments and the deferred compensation liability. We have also invested in equity instruments of SwissQual, a privately held company. We evaluate whether any decline in value of certain public and non-public equity investments is other than temporary.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

As previously disclosed under Item 9A Controls and Procedures, in our annual report on Form 10-K for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission on May 11, 2005, our Independent Registered Public Accounting Firm, BDO Seidman, LLP (“BDO”), advised our executive management and our audit committee of certain significant deficiencies in our internal control over financial reporting. Under the auditing standards of the PCAOB, a significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is a more than remote likelihood that a misstatement of the company’s annual or quarterly financial statements that is more than inconsequential will not be prevented or detected.

BDO identified certain significant deficiencies in our internal control over financial reporting that were remediated during the fourth quarter of fiscal 2005. Additionally, BDO identified the following significant deficiencies: (1) we had insufficiently developed the accounting process with which to defer revenue attributable to sales of our WTS hardware and software products that did not strictly conform to a corresponding customer’s purchase order, and (2) we have a variety of control deficiencies that were primarily identified with respect to our IT general controls, our disbursement processes, and our payroll processes that, in the aggregate, were deemed to be a significant deficiency.

Beginning in the first quarter of fiscal 2006, we took the following corrective action to address one of these significant deficiencies:

•	implementing a formal procedure requiring our Corporate Controller to approve and defer all WTS revenue relating to product shipments that require a deviation with respect to product specification and configuration.

Furthermore, we continue to address a number of the individual deficiencies that, in the aggregate, culminate in the second significant deficiency noted above. We expect that a majority of these deficiencies will be satisfactorily remediated by the second quarter of fiscal 2006, ending July 31, 2005.

While, as discussed above, we established additional controls to address the significant deficiencies, no change in our internal control over financial reporting occurred during our first fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco Wireless Technologies, Inc. v. Targus, Inc., Case No. 050004166, Superior Court of The State of California in and for The County of Orange:

On March 16, 2005, Comarco Wireless Technologies, Inc. (“CWT”) filed this action for breach of contract, breach of implied duty of good faith and fair dealing, open book account, goods had and received, account stated, quantum valebant, and unjust enrichment.

In response to CWT’s Complaint, Targus filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the First Amended Complaint and added Targus Europe as a defendant. Targus, Inc. was served with the Amended Complaint. Targus, Inc.’s response is currently due on June 22, 2005. We are still in the process of serving Targus Europe; thus a due date for Targus Europe’s response has not been set. The Court has scheduled a Case Management Conference for August 26, 2005.

Targus was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and accepted by us through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments for product shipped under an open book account. As of April 30, 2005, Targus and its affiliates owed us approximately $1.0 million, which is reflected in accounts receivable in the consolidated balance sheet.

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

COMARCO, INC.

Date: June 14, 2005	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: June 14, 2005	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer