Form 10-Q
period 2005-07-31
COMARCO INC
filed 2005-09-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JULY 31, 2005

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

Yes   ☐     No   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☑

The registrant had 7,422,042 shares of common stock outstanding as of September 9, 2005.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 31, 2005	January 31, 2005 (A)
ASSETS
Current assets:
Cash and cash equivalents	$9,027	$12,270
Short-term investments	1,196	1,598
Accounts receivable, net of reserves of $800 and $831	9,315	5,276
Amounts due from affiliate	3,026	1,100
Inventory, net of reserves of $1,978 and $2,212	8,126	8,448
Other current assets	349	817

Total current assets	31,039	29,509

Property and equipment, net	1,770	2,154
Software development costs, net	2,567	3,543
Goodwill	2,394	2,394
Acquired intangible assets, net	1,289	1,495
Other assets	1,131	1,131

	$40,190	$40,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$655	$101
Deferred revenue	3,715	3,747
Deferred compensation	1,196	1,598
Accrued liabilities	6,044	5,006

Total current liabilities	11,610	10,452

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding at July 31, 2005 and January 31, 2005	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,422,042 shares outstanding at July 31, 2005 and January 31, 2005, respectively	742	742
Additional paid-in capital	14,051	14,051
Retained earnings	13,787	14,981

Total stockholders’ equity	28,580	29,774

	$40,190	$40,226

(A)	Derived from the audited consolidated financial statements as of January 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Revenue	$11,134	$6,656	$19,097	$15,726
Cost of revenue	7,069	4,492	12,595	10,285

Gross profit	4,065	2,164	6,502	5,441
Selling, general, and administrative expenses	1,959	1,990	4,157	4,626
Engineering and support expenses	1,803	1,900	3,617	3,756

Operating income (loss)	303	(1,726)	(1,272)	(2,941)
Other income, net	63	30	120	78
Minority interest in losses of subsidiary	—	44	—	49

Income (loss) from continuing operations before income taxes	366	(1,652)	(1,152)	(2,814)
Income tax expense	—	(3,302)	—	(2,876)

Income (loss) from continuing operations	366	(4,954)	(1,152)	(5,690)
Loss from discontinued operations	(39)	(5)	(42)	(9)

Net income (loss)	$327	$(4,959)	$(1,194)	$(5,699)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.68)	$(0.16)	$(0.78)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.04	$(0.68)	$(0.16)	$(0.78)

Weighted average common shares outstanding:
Basic	7,422	7,312	7,422	7,299

Diluted	7,431	7,312	7,422	7,299

Common shares outstanding	7,422	7,312	7,422	7,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,152)	$(5,690)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,984	2,287
Tax benefit from exercise of stock options	—	75
Deferred income taxes	—	2,876
Loss on disposal of property and equipment	—	30
Provision for doubtful accounts receivable	(31)	(263)
Provision for obsolete inventory	711	—
Minority interest in losses of subsidiary	—	(49)
Changes in operating assets and liabilities:
Accounts receivable	(4,008)	3,917
Amounts due from affiliate	(1,926)	107
Inventory	(389)	(2,316)
Other assets	468	(91)
Accounts payable	554	(423)
Deferred revenue	(32)	(261)
Accrued liabilities	1,038	(975)

Net cash used in operating activities	(2,783)	(776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	44
Purchases of property and equipment	(367)	(583)
Acquired intangible assets	(51)	(66)

Net cash used in investing activities	(418)	(605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	26
Proceeds from issuance of subsidiary common stock	—	129

Net cash provided by financing activities	—	155

Net decrease in cash and cash equivalents – continuing operations	(3,201)	(1,226)
Net decrease in cash and cash equivalents – discontinued operations	(42)	(9)

Net decrease in cash and cash equivalents	(3,243)	(1,235)
Cash and cash equivalents, beginning of period	12,270	15,047

Cash and cash equivalents, end of period	$9,027	$13,812

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2

Cash paid for income taxes	$2	$92

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the six months ended July 31, 2005 are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

Liquidity:

The Company has sustained net losses over the past three fiscal years and at July 31, 2005 had cash balances of $9.0 million. The Company anticipates that the cash on hand at July 31, 2005 will meet working capital requirements to fund operation costs expected to be incurred in the next twelve months.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended July 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic income (loss) per share, and diluted income (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income (loss):
As reported	$327	$(4,959)	$(1,194)	$(5,699)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(92)	(174)	(185)

Pro forma	$240	$(5,051)	$(1,368)	$(5,884)

Income (loss) per common share — basic:
As reported	$0.04	$(0.68)	$(0.16)	$(0.78)
Pro forma	0.03	(0.69)	(0.18)	(0.81)
Income (loss) per common share — diluted:
As reported	$0.04	$(0.68)	$(0.16)	$(0.78)
Pro forma	0.03	(0.69)	(0.18)	(0.81)

The fair value of options granted under the Company’s stock option plans during the three and six months ended July 31, 2005 and 2004, was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended July 31, 2005
	2005	2004
Weighted average risk-free interest rate	3.8%	3.8%
Expected life (in years)	6	6
Expected stock volatility	49.9%	46.2%
Dividend yield	None	None

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. The total number of shares that may be granted under these plans is 2,704,337. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). These plans expire through December 2010. Transactions and other information relating to these plans for the six months ended July 31, 2005 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2005	859,020	$12.60
Options granted	110,000	8.07
Options canceled or expired	(39,500)	11.69
Options exercised	—	—

Balance, July 31, 2005	929,520

The average fair value of each of the options granted during the six months ended July 31, 2005 was $8.07. The following table summarizes information about the Company’s stock options outstanding at July 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.91 to 9.89	449,500	5.92	$8.06	147,250	$8.13
10.00 to 12.41	115,145	3.89	11.49	110,645	11.50
13.21 to 17.50	222,375	3.79	14.49	210,875	14.46
19.33 to 23.67	142,500	4.83	21.63	142,500	21.63

6.91 to 23.27	929,520	4.99 years	12.11	611,270	14.07

Stock options exercisable at July 31, 2005 were 611,270 at a weighted-average exercise price of $14.07. Shares available under the plans for future grants at July 31, 2005 were 11,187.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of July 31, 2005, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the six months ended July 31, 2005, no options were granted or exercised under the CWT option plan. Stock options exercisable at July 31, 2005 were 49,000 at a weighted-average exercise price of $12.34. Shares available under the plan for future grants at July 31, 2005 were 198,000.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes information about CWT stock options outstanding at July 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 11.97 to 13.22	46,000	0.4	$12.00	46,000	$12.00
17.62	3,000	1.6	17.62	3,000	17.62

11.97 to 17.62	49,000	0.5 years	12.34	49,000	12.34

3.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on February 1, 2006 as required. The Company is allowed to select from two alternative transition methods, each having different reporting implications. The Company has not completed its evaluation of the methods of adopting SFAS No. 123R. Accordingly, the impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the method of adoption selected and on levels of share-based payments granted in the future.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2007.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2005, the Company repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the six months ended July 31, 2005, the Company did not repurchase any shares of common stock.

5.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the six months ended July 31, 2005 and the three and six months ended July 31, 2004, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

Potential common shares of 12,735 have been excluded from diluted weighted average common shares for the six months ended July 31, 2005, as the effect would have been antidilutive. Similarly, potential common shares of 4,659 and 15,028 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2004, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Basic:
Income (loss) from continuing operations	$366	$(4,954)	$(1,152)	$(5,690)
Weighted average shares outstanding	7,422	7,312	7,422	7,299

Basic and diluted earnings (loss) per share from continuing operations	$0.04	$(0.68)	$(0.16)	$(0.78)

Loss from discontinued operations	$(39)	$(5)	$(42)	$(9)
Weighted average shares outstanding	7,422	7,312	7,422	7,299

Basic and diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$—

Net income (loss)	$327	$(4,959)	$(1,194)	$(5,699)
Weighted average shares outstanding	7,422	7,312	7,422	7,299

Basic and diluted earnings (loss) per share	$0.04	$(0.68)	$(0.16)	$(0.78)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Diluted:
Income (loss) from continuing operations	$366	$(4,954)	$(1,152)	$(5,690)
Weighted average shares outstanding	7,431	7,312	7,422	7,299

Basic and diluted earnings (loss) per share from continuing operations	$0.04	$(0.68)	$(0.16)	$(0.78)

Loss from discontinued operations	$(39)	$(5)	$(42)	$(9)
Weighted average shares outstanding	7,431	7,312	7,422	7,299

Basic and diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$—

Net income (loss)	$327	$(4,959)	$(1,194)	$(5,699)
Weighted average shares outstanding	7,431	7,312	7,422	7,299

Basic and diluted earnings (loss) per share	$0.04	$(0.68)	$(0.16)	$(0.78)

6.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The three largest customers for the three and six months ended July 31, 2005 and 2004 are listed below.

	Three Months Ended July 31,
	2005		2004
	(In thousands)
Total revenue	$11,134	100%	$6,656	100%
Customer concentration:
SwissQual	2,938	26%	1,963	29%
Verizon Wireless	1,828	17%	—	—
Kensington Technology Group	1,687	15%	—	—
Targus, Inc.	—	—	750	11%
Belkin	—	—	366	6%

	$6,453	58%	$3,079	46%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended July 31,
	2005		2004
	(In thousands)
Total revenue	$19,097	100%	$15,726	100%
Customer concentration:
SwissQual	4,113	22%	4,096	26%
Kensington Technology Group	3,489	18%	—	—
Targus, Inc.	—	—	2,657	17%
TIM Cellular, S.A.	—	—	1,961	12%
Verizon Wireless	1,911	10%	—	—

	$9,513	50%	$8,714	55%

In addition, the Company derived 20 percent and 30 percent of its revenue from governmental agencies in the three months ended July 31, 2005, and 2004, respectively. The Company derived 23 percent and 22 percent of its revenue from governmental agencies in the six months ended July 31, 2005, and 2004, respectively.

The Company’s European region is served by its reseller, SwissQual Holding Inc. (“SwissQual”). Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, the Company changed its accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of the Company’s ability to assert financial influence over the operations of SwissQual. The Company’s revenue for the six months ended July 31, 2005 increased by approximately $1.0 million due to this change.

7.	Inventory

Inventory consists of the following (in thousands):

	July 31, 2005	January 31, 2005
Raw materials	$4,520	$5,186
Work in process	1,014	471
Finished goods	2,592	2,791

	$8,126	$8,448

8.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	July 31, 2005	January 31, 2005
Capitalized software development costs	$8,978	$8,978
Less: accumulated amortization	(6,411)	(5,435)

	$2,567	$3,543

Capitalized software development costs for the six months ended July 31, 2005 and 2004 totaled $0. Amortization of software development costs for the six months ended July 31, 2005 and 2004 totaled $976,000 and $1.0 million, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. Amortization of software development for the three months ended July 31, 2005 and 2004,

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

costs totaled $500,000. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

9.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	July 31, 2005	January 31, 2005
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$255
License rights	1,124	1,073
Intellectual property rights	1,244	1,244

	2,368	2,572
Less: accumulated amortization	(1,079)	(1,077)

	$1,289	$1,495

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of July 31, 2005	$1,898	$496	$—	$2,394

Balance as of January 31, 2005	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets as of July 31, 2005 (in thousands):

Amortization Expense
Fiscal year:
2006	$214
2007	359
2008	191
2009	178
2010	178
Thereafter	169

Total estimated amortization expense	$1,289

Amortization of definite-lived acquired intangible assets for the three months ended July 31, 2005 and 2004 totaled $127,000 and $128,000, respectively. For the six months ended July 31, 2005 and 2004, amortization of definite-lived acquired intangible assets totaled $257,000 and $236,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2005	2004
Beginning balance	$177	$282
Accruals for warranties issued during the period	657	330
Utilization	(366)	(318)

	$468	$294

During the first quarter of fiscal 2006, the Company made an additional warranty accrual in the amount of $0.3 million, to accrue for estimated costs related to a limited number of ChargeSource 70-watt AC adapters that may fail prematurely. The Company is currently replacing these units.

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2005	2004
Beginning balance	$1,108	$1,904
Recognition of revenue	(483)	(951)
Deferral of revenue for new contracts	508	348

	$1,133	$1,301

11.	Business Segment Information

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The mobile power products segment designs mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit (loss), gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended July 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$5,890	$3,539	$1,705	$11,134
Cost of revenue	2,979	2,076	2,014	7,069

Gross profit (loss)	$2,911	$1,463	$(309)	$4,065

Gross margin	49.4%	41.3%	(18.1%)	36.5%

	Six Months Ended July 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$9,609	$5,950	$3,538	$19,097
Cost of revenue	5,141	3,607	3,847	12,595

Gross profit (loss)	$4,468	$2,343	$(309)	$6,502

Gross margin	46.5%	39.4%	(8.7%)	34.0%

	Three Months Ended July 31, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$3,543	$1,997	$1,116	$6,656
Cost of revenue	2,102	1,313	1,077	4,492

Gross profit	$1,441	$684	$39	$2,164

Gross margin	40.7%	34.2%	3.5%	32.5%

	Six Months Ended July 31, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$8,859	$3,578	$3,289	$15,726
Cost of revenue	5,086	2,329	2,870	10,285

Gross profit	$3,773	$1,249	$419	$5,441

Gross margin	42.6%	34.9%	12.7%	34.6%

	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Assets at July 31, 2005	$19,900	$5,077	$4,990	$10,223	$40,190

Assets at January 31, 2005	$16,813	$3,720	$5,458	$14,235	$40,226

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenue by geographic region for the three and six months ended July 31, 2005 and 2004 (in thousands):

Revenue by Region:

(in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
North America	$7,399	$3,905	$12,093	$8,363
Europe	2,747	1,845	4,922	4,258
Asia	72	1	84	346
Latin America	916	905	1,998	2,759

	$11,134	$6,656	$19,097	$15,726

12.	Commitments and Contingencies

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

In response to CWT’s complaint, Targus filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the first amended complaint and added Targus Europe as a defendant. Both Targus and Targus Europe have answered the amended complaint. In response to the amended complaint, Targus Europe and Targus filed cross-complaints against CWT. Targus alleges that it suffered damages due to allegedly defective products. Targus Europe alleges that it suffered damages due to the delayed delivery of products. The court-mandated case management conference was held on August 26, 2005, at which a June 2006 trial date was set.

Targus was the exclusive distributor of the Company’s ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, the Company continued to

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

honor its obligations under non-cancelable and non-returnable purchase orders placed by Targus and its affiliates and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. As of July 31, 2005, Targus and its affiliates owed Comarco approximately $1.0 million, which is reflected in accounts receivable in the consolidated balance sheet.

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

These forward-looking statements reflect current views about our plans, strategies, and prospects, but can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Among the important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specially addressed under the heading “Risk Factors, Uncertainties, and Other Factors that May Affect Results of Operations and Financial Condition” in our annual report on Form 10-K for the year ended January 31, 2005.

Readers are urged not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

Basis of Presentation

The financial information presented in this report is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flow. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

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

Comarco’s business segments are organized according to how the Company’s management reviews the business: wireless test solutions (“WTS”), emergency call box systems (“call box”), and mobile power products (also referred to as ChargeSource).

	Three Months Ended			Six Months Ended
	July 31, 2005	July 31, 2004	% Change	July 31, 2005	July 31, 2004	% Change
	(in thousands)			(in thousands)
Revenue:
WTS	$5,890	$3,543	66%	$9,609	$8,859	8%
Call Box	3,539	1,997	77%	5,950	3,578	66%
ChargeSource	1,705	1,116	53%	3,538	3,289	8%

	$11,134	$6,656	67%	$19,097	$15,726	21%

Our management currently considers the following events, trends, and uncertainties to be important in understanding our operating results for the three and six months ended July 31, 2005 and our future operating results.

Wireless Test Solutions

•	Our European region is served by our reseller, SwissQual Holding Inc. (“SwissQual”). Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the six months ended July 31, 2005 was increased by approximately $1.0 million due to this change.

•	The timing of receiving and delivering on purchase orders from our WTS customers, as well as the size of certain anticipated orders, tends to fluctuate quarter-to-quarter and could impact any one quarter positively or negatively.

•	During the first quarter of fiscal 2006, we were awarded a contract from Verizon Wireless for our Seven.Five voice and data test systems. Verizon Wireless is currently converting its nationwide wireless network to the CDMA EvDO standard, which is considered to be the U.S. equivalent of 3G, and is utilizing Seven.Five to ensure the quality of its network. We began delivering on the Verizon contract during the second quarter, recording revenue totaling approximately $1.8 million. We expect to deliver on the balance of this contract during the second half of fiscal 2006 and to record related revenue totaling approximately $5.4 million.

Emergency Call Box Systems

•	During the second quarter of fiscal 2006, we were awarded contracts by Orange, Riverside, and Santa Barbara Counties, totaling approximately $4.2 million. These contracts are to upgrade approximately 2,700 analog call boxes to digital and to add text-telephony (“TTY”) devices to 1,500 call boxes. We expect to commence work on these contracts during the fourth quarter of fiscal 2006 and substantially complete the required work during the first half of fiscal 2007.

•	As previously disclosed, we were awarded a contract by the San Bernardino Service Authority for Freeway Emergencies (“SAFE”) to upgrade approximately 1,600 call boxes to digital, valued at $2.5 million. During the three and six months ended July 31, 2005, we recorded revenue related to this digital upgrade project totaling approximately $0.7 million and $1.4 million, respectively. We expect to record approximately $0.9 million in revenue during the third quarter of fiscal 2006 as we complete the balance of the contract.

•	During the third quarter of fiscal 2006, we expect to commence work on a contract awarded by the San Diego SAFE to upgrade and retrofit approximately 1,400 call boxes with digital and TTY technologies and improve accessibility for persons with mobility limitations. These contracts are valued at approximately $3.7 million and we expect to substantially complete the required work during the first half of fiscal 2007.

Mobile Power Products (ChargeSource)

•	Kensington, the retail channel distributor of our ChargeSource products, continues to penetrate the retail marketplace. Currently, Kensington is shipping or will be shipping into approximately 3,900 outlets, which include Best Buy, CompUSA, Circuit City, Staples, Office Max, Good Guys, and others.

•	The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it is difficult for us to predict when our ChargeSource sales will reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement. We currently have firm orders for our ChargeSource product totaling approximately $5.9 million, which are scheduled to be delivered during the second half of fiscal 2006.

•	During the second quarter of fiscal 2006, we recorded an inventory charge totaling $0.5 million in order to fully reserve for legacy ChargeSource products and related components.

•	Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacture of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. We are currently replacing these units and accrued approximately $0.3 million as additional warranty costs in cost of revenue in the first quarter of fiscal 2006.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended July 31, 2005 that required us to test goodwill for impairment. Management believes there have been no significant changes during the six months ended July 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2005.

We have updated the following critical accounting policies for the second quarter of fiscal 2006.

Software Development Costs

We had $2.6 million of capitalized software as of July 31, 2005, net of accumulated amortization of $6.4 million. Capitalized software amortization expense is included in cost of revenue. We capitalize software developed for sale or lease in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Technological feasibility is generally demonstrated by the completion of a working model. Our policy is to capitalize the costs associated with development of new products and expense the costs associated with new releases, which primarily consist of enhancements or increased functionality of software embedded in existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project and in estimating the economic life of the related product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to our customers. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. We reclassified $807,000 of reserves relating to research and experimentation credits included in the current taxes receivable as of January 31, 2004 to the net deferred tax asset upon the determination that it was more likely than not that the benefit of $807,000 would not be realized. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during fiscal 2006, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the prior years’ losses, as well as cumulative losses for the six months ended July 31, 2005, the adjusted net deferred tax assets remain fully reserved as of July 31, 2005.

Results of Operations – Continuing Operations

Consolidated

Revenue

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Products	$9,951	$5,357	$16,743	$13,070	86%	28%
Services	1,183	1,299	2,354	2,656	(9%)	(11%)

	$11,134	$6,656	$19,097	$15,726	67%	21%

Operating income (loss)	$303	$(1,726)	$(1,272)	$(2,941)

Revenue by Region

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Americas:
North America	$7,399	$3,905	$12,093	$8,363	89%	45%
Others	916	905	1,998	2,759	1%	(28%)
Europe	2,747	1,845	4,922	4,258	49%	16%
Asia – Pacific	72	1	84	346	—	(76%)

	$11,134	$6,656	$19,097	$15,726	67%	21%

Revenue for the three and six months ended July 31, 2005 increased by $4.5 million and $3.4 million, or 67 percent and 21 percent, respectively, compared to corresponding periods of fiscal 2005. Each business segment achieved revenue growth for the three and six month periods. For the three months ended July 31, 2005, WTS and call box revenue increased $2.3 million and $1.5 million, or 66 percent and 77 percent, respectively, compared to the second quarter of fiscal 2005. For the six months ended July 31 2005, call box revenue increased by $2.4 million, or 66 percent, compared to the corresponding period of the prior fiscal year. During the second quarter of fiscal 2006, we continued to perform under contracts awarded in the first quarter of fiscal 2006 to upgrade existing call box systems to digital technologies, as well as deploying TTY devices providing access to the speech and hearing impaired. Additionally, our WTS business began delivering on a significant contract from Verizon Wireless for our 3G Seven.Five voice and data test systems.

For the three and six months ended July 31, 2005, North America revenue increased by 89 percent and 45 percent, respectively, compared to the corresponding periods of the prior fiscal year. These increases were driven by increased sales of our WTS products and call box upgrades.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$5,838	59%	$3,171	59%	$10,020	60%	$7,630	58%	84%	31%
Amortization – software development	482	5%	482	9%	965	6%	1,006	8%	—	(4%)

	6,320	64%	3,653	68%	10,985	66%	8,636	66%	73%	27%

Services	744	63%	834	64%	1,599	68%	1,638	62%	(11%)	(2%)
Amortization – software development	5	—	5	1%	11	—	11	—	—	—

	749	63%	839	65%	1,610	68%	1,649	62%	(11%)	(2%)

	$7,069	63%	$4,492	67%	$12,595	66%	$10,285	65%	57%	22%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Gross margin:
Products	36%	32%	34%	34%	13%	—
Services	37%	35%	32%	38%	6%	(16%)

	37%	33%	34%	35%	12%	(3%)

Cost of revenue as a percentage of revenue for the three months ended July 31, 2005 decreased 4 percentage points to 63 percent compared to the second quarter of fiscal 2005. Excluding amortization of software development costs, cost of revenue as a percentage of revenue decreased 1 percentage point to 59 percent. For the six months ended July 31, 2005, cost of revenue as a percentage of revenue increased by 1 percentage point to 66 percent compared to the corresponding period of the prior fiscal year. Excluding amortization of software development costs, cost of revenue as a percentage of revenue increased 2 percentage points to 61 percent. Both our WTS and call box businesses’ cost of revenue as a percentage of revenue decreased due to increased product sales and absorption of fixed manufacturing costs. Offsetting these decreases, ChargeSource’s cost of revenue as a percentage of revenue increased due to inventory and warranty charges recorded during the first and second quarters of fiscal 2006. No comparable charges were incurred in the first and second quarters of the prior fiscal year.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$871	7.8%	$899	13.5%	$2,043	10.7%	$2,470	15.7%	(3%)	(17%)
Allocated corporate overhead	1,088	9.8%	1,091	16.4%	2,114	11.1%	2,156	13.7%	—	(2%)
Gross engineering and support expenses	1,803	16.2%	1,900	28.5%	3,617	18.9%	3,756	23.9%	(5%)	(4%)

	$3,762	33.8%	$3,890	58.4%	$7,774	40.7%	$8,382	53.3%	(3%)	(7%)

Selling, general, and administrative expenses remained flat in the second quarter of fiscal 2006 compared to the corresponding quarter of fiscal 2005. For the six months ended July 31, 2005, selling, general, and administrative expenses decreased $0.4 million, or 17 percent, compared to the corresponding period of the prior fiscal year. As discussed below, selling, general, and administrative expenses for the six months ended July 31, 2004 include a $0.4 million charge incurred to settle a dispute with a significant WTS customer based in Latin America. This charge was recorded during the first quarter of fiscal 2005 and no such charge was incurred during the three and six months ended July 31, 2005. Excluding this charge, selling, general, and administrative expenses for the three and six months ended July 31, 2005 remained flat in dollar terms compared to the corresponding periods of the prior fiscal year.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. For the three and six months ended July 31, 2005, allocated corporate overhead remained flat in dollar terms compared to the corresponding periods of the prior fiscal year.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, totaled $63,000 and $120,000 for the three and six months ended July 31, 2005, and $30,000 and $78,000 for the three and six months ended July 31, 2004. The increase in other income for the three and six month periods is primarily caused by increased interest rates earned on invested cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during fiscal 2006, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the prior years’ losses, as well as cumulative losses for the six months ended July 31, 2005, the adjusted net deferred tax assets remained fully reserved as of July 31, 2005.

Wireless Test Solutions (“WTS”)

Revenue

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Products	$5,883	$3,462	$9,582	$8,647	70%	11%
Services	7	81	27	212	(91%)	(87%)

	$5,890	$3,543	$9,609	$8,859	66%	8%

Operating income (loss)	$820	$(1,057)	$(128)	$(1,779)

Revenue by Region

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Americas:
North America	$2,155	$793	$2,605	$2,149	172%	21%
Others	916	905	1,998	2,759	1%	(28%)
Europe	2,747	1,845	4,922	3,951	49%	25%
Asia – Pacific	72	—	84	—	—	—

	$5,890	$3,543	$9,609	$8,859	66%	8%

WTS revenue for the three and six months ended July 31, 2005 increased by $2.3 million and $0.8 million, or 66 percent and 8 percent, respectively, compared to corresponding periods of fiscal 2005. During the second quarter of fiscal 2006, we began delivering on a contract from Verizon Wireless. Verizon Wireless is currently converting its nationwide wireless network to the CDMA EvDO standard, which is considered to be the U.S. equivalent of 3G. Our Seven.Five voice and data test systems are being utilized to ensure the quality of their network. Second quarter revenue attributable to this contract totaled approximately $1.8 million. We expect to deliver on the balance of this contract during the second half of fiscal 2006, with related revenue expected to total approximately $5.4 million.

As previously discussed, our European region is served by our reseller, SwissQual. Revenue attributable to sales to SwissQual was deferred until receipt of payment through the end of fiscal 2005. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history, and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the six months ended July 31, 2005 was increased by approximately $1.0 million due to this change.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,476	42%	$1,620	47%	$4,140	43%	$4,080	47%	53%	1%
Amortization – software development	482	8%	482	14%	965	10%	1,006	12%	—	(4%)

	2,958	50%	2,102	61%	5,105	53%	5,086	59%	41%	—

Services	21	300%	—	—	36	133%	—	—	—	—

	$2,979	51%	$2,102	59%	$5,141	53%	$5,086	57%	42%	1%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Gross margin:
Products	50%	39%	47%	41%	28%	15%
Services	(200%)	100%	(33%)	100%	(300%)	(133%)

	49%	41%	47%	43%	20%	9%

WTS cost of revenue as a percentage of revenue for the three and six months ended July 31, 2005 decreased 8 percentage points and 4 percentage points, respectively, compared to the corresponding periods of the prior fiscal year. Excluding amortization of software development costs, cost of revenue as a percentage of revenue decreased 4 percentage points and 3 percentage points, respectively, compared to the corresponding periods of fiscal 2005. The decrease of WTS cost of revenue as a percentage of revenue for the first half of fiscal 2006 was driven by increased product sales and improved absorption of fixed manufacturing costs.

Amortization of previously capitalized software development costs for the three and six months ended July 31, 2005 totaled $0.5 million and $1.0 million, respectively. Amortization is currently expected to total approximately $1.8 million, $1.4 million, and $0.3 million for fiscal 2006, 2007, and 2008, respectively.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$476	8.1%	$639	18.0%	$1,308	13.6%	$1,813	20.5%	(26%)	(28%)
Allocated corporate overhead	507	8.6%	598	16.9%	1,017	10.6%	1,229	13.9%	(15%)	(17%)
Gross engineering and support expenses	1,109	18.8%	1,262	35.6%	2,272	23.6%	2,509	28.3%	(12%)	(9%)

	$2,092	35.5%	$2,499	70.5%	$4,597	47.8%	$5,551	62.7%	(16%)	(17%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three months ended July 31, 2005 decreased $0.2 million compared to the second quarter of fiscal 2005, partially due to the recovery of a bad debt expense of $0.1 million in the second quarter of fiscal 2006. For the six months ended July 31, 2005 selling, general, and administrative expenses decreased approximately $0.5 million, or 28 percent, compared to the corresponding quarter of the prior fiscal year. Selling, general, and administrative expenses for the six months ended July 31, 2005 included a $0.4 million charge recognized in settlement of a dispute with a significant customer based in Latin America. No such charge was incurred during the first half of fiscal 2006. Excluding this charge, selling, general, and administrative expenses for the six months ended July 31, 2005 were comparable to the corresponding period of the prior fiscal year.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three and six months ended July 31, 2005 decreased approximately $0.1 million and $0.2 million, respectively, compared to the corresponding periods of the prior fiscal year primarily due to reduced travel and related costs incurred by our support personnel during the first half of fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in first half of fiscal 2006. Currently, we do not expect to capitalize software development costs during fiscal 2006.

Emergency Call Box Systems

Revenue

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Products	$2,363	$779	$3,623	$1,134	203%	219%
Services	1,176	1,218	2,327	2,444	(3%)	(5%)

	$3,539	$1,997	$5,950	$3,578	77%	66%

Operating income	$932	$220	$1,396	$362

Revenue by Region

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Americas:
North America	$3,539	$1,997	$5,950	$3,578	77%	66%
Others	—	—	—	—	—	—
Europe	—	—	—	—	—	—
Asia – Pacific	—	—	—	—	—	—

	$3,539	$1,997	$5,950	$3,578	77%	66%

Call box revenue for the three and six months ended July 31, 2005 increased by $1.5 million and $2.4 million, or 77 percent and 66 percent, respectively, compared to corresponding periods of fiscal 2005. During the second quarter of fiscal 2006, our call box business continued to perform under contracts to install digital upgrades to the existing call box system owned by the San Bernardino SAFE. For the three and six months ended July 31, 2005, we recorded revenue totaling $0.7 million and $1.4 million, respectively, related to this contract. No such contract work was ongoing during the corresponding periods of the prior fiscal year. Additionally, during the second quarter of fiscal 2006 we sold call boxes to various subcontractors for installations being completed by the State of Hawaii totaling $1.1 million.

During the second quarter of fiscal 2006, our call box business was awarded contracts by Orange, Riverside, and Santa Barbara Counties, totaling approximately $4.2 million. These contracts are to upgrade approximately 2,700 analog call boxes to digital and to add TTY devices to 1,500 call boxes. We expect to commence work on these contracts during the fourth quarter of fiscal 2006 and substantially complete the required work by the end of the second quarter of fiscal 2007.

Additionally, during the third quarter of fiscal 2006 we expect to commence work on a contract awarded by the San Diego SAFE to upgrade and retrofit approximately 1,400 call boxes with digital and TTY technologies and improve accessibility for persons with mobility limitations. These contracts are valued at approximately $3.7 million and we expect to substantially complete the required work by during the first half of fiscal 2007.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,348	57%	$474	61%	$2,033	56%	$680	60%	184%	199%

Services	723	61%	834	68%	1,563	67%	1,638	67%	(13%)	(5%)
Amortization – software development	5	1%	5	1%	11	1%	11	—	—	—

	728	62%	839	69%	1,574	68%	1,649	67%	(13%)	(5%)

	$2,076	59%	$1,313	66%	$3,607	61%	$2,329	65%	58%	55%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Gross margin:
Products	43%	39%	44%	40%	10%	10%
Services	38%	31%	32%	33%	22%	(3%)

	41%	34%	39%	35%	21%	11%

Call box cost of revenue as a percentage of revenue for the three and six months ended July 31, 2005 decreased 7 percentage points and 4 percentage points, respectively, compared to the corresponding periods of the prior fiscal year. The decrease of call box cost of revenue as a percentage of revenue for the first half of fiscal 2006 was driven by increased product sales and improved absorption of fixed manufacturing costs.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$89	2.5%	$101	5.1%	$159	2.7%	$230	6.4%	(12%)	(31%)
Allocated corporate overhead	257	7.3%	224	11.2%	471	7.9%	371	10.4%	15%	27%
Gross engineering and support expenses	185	5.2%	138	6.9%	317	5.3%	286	8.0%	34%	11%

	$531	15.0%	$463	23.2%	$947	15.9%	$887	24.8%	15%	7%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Selling, general, and administrative expenses for the three months ended July 31, 2005 were flat at approximately $0.1 million compared to the second quarter of fiscal 2005. For the six months ended July 31, 2005, selling, general, and administrative expenses decreased approximately $0.1 million, or 31 percent, compared to the corresponding period of the prior fiscal year. We experienced reduced personnel costs during the first quarter of fiscal 2006. These costs have returned to historical levels for the second quarter of fiscal 2006.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Mobile Power Products (“ChargeSource”)

Revenue

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Products	$1,705	$1,116	$3,538	$3,289	53%	8%
Services	—	—	—	—	—	—

	$1,705	$1,116	$3,538	$3,289	53%	8%

Operating loss	$(1,449)	$(889)	$(2,540)	$(1,524)

Revenue by Region

(in thousands except percentages)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Revenue:
Americas:
North America	$1,705	$1,115	$3,538	$2,636	53%	34%
Others	—	—	—	—	—	—
Europe	—	—	—	307	—	(100%)
Asia – Pacific	—	1	—	346	(100%)	(100%)

	$1,705	$1,116	$3,538	$3,289	53%	8%

Revenue by Customer

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Kensington	$1,687	99%	$—	—	$3,489	99%	$—	—	—	—
Belkin	—	—	366	33%	—	—	632	19%	—	—
Targus	—	—	750	67%	—	—	2,657	81%	—	—
Other	18	1%	—	—	49	1%	—	—	—	—

	$1,705	100.0%	$1,116	100.0%	$3,538	100.0%	$3,289	100.0%	53%	8%

ChargeSource revenue for the three and six months ended July 31, 2005 increased by $0.6 million and $0.2 million, or 53 percent and 8 percent, respectively, compared to corresponding periods of fiscal 2005. Revenue for the three and six month periods ending July 31, 2004 primarily consisted of shipments of legacy products to our former distribution partners in satisfaction of our contractual obligations. As previously discussed, during fiscal 2005 we transitioned the distribution of our ChargeSource products to Kensington. Currently, Kensington continues to penetrate the retail channels and is shipping or will be shipping into approximately 3,900 outlets, which include Best Buy, CompUSA, Circuit City, Staples, Office Max, Good Guys, and others. On a sequential basis, revenue for the second quarter of fiscal 2006 decreased by $0.1 million, or 7 percent, compared to the first quarter of fiscal 2006.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$2,014	118%	$1,077	96%	$3,847	109%	$2,870	87%	87%	34%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	2,014	118%	1,077	96%	3,847	109%	2,870	87%	87%	34%
Services	—	—	—	—	—	—	—	—	—	—

	$2,014	118%	1,077	96%	3,847	109%	2,870	87%	87%	34%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Six Months
Gross margin:
Products	(18%)	4%	(9%)	13%	—	—
Services	—	—	—	—	—	—

	(18%)	4%	(9%)	13%	—	—

ChargeSource cost of revenue as a percentage of revenue for the three and six months ended July 31, 2005 increased 22 percentage points compared to the corresponding periods of the prior fiscal year. Cost of revenue as a percentage of revenue increased due to inventory and warranty charges recorded during the first and second quarters of fiscal 2006. No comparable charges were incurred in the corresponding periods of the prior fiscal year. Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Currently we expect to replace these units and accrued approximately $0.3 million as additional warranty costs in cost of revenue in the first quarter of fiscal 2006. Additionally, during the second quarter of fiscal 2006, we recorded an inventory charge totaling approximately $0.5 million in order to fully reserve for legacy ChargeSource products and related components.

The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it is difficult for us to predict when our ChargeSource sales will reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement. We currently have firm orders for our ChargeSource product totaling approximately $5.9 million, which are scheduled to be delivered during the second half of fiscal 2006.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$306	18.0%	$159	14.3%	$576	16.3%	$427	13.0%	92%	35%
Allocated corporate overhead	324	19.0%	269	24.1%	626	17.7%	556	16.9%	20%	13%
Gross engineering and support expenses	509	29.8%	500	44.8%	1,028	29.0%	961	29.2%	2%	7%

	$1,139	66.8%	$928	83.2%	$2,230	63.0%	$1,944	59.1%	23%	15%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general, and administrative expenses for the first quarter of fiscal 2006 increased $147,000 or 92 percent compared to the second quarter of fiscal 2005. In the second quarter of fiscal 2005 we recovered a bad debt expense in the amount of $140,000. No similar cost recoveries were recorded in fiscal 2006.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Discontinued Operations

On January 6, 2004, Comarco sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment. Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses. Net loss from discontinued operations for the three and six months ended July 31, 2005 was $39,000 and $42,000, respectively, and related to expenses incurred for the non-wireless businesses.

Liquidity and Capital Resources

Cash and cash equivalents decreased to $9.0 million at July 31, 2005 from $12.3 million at January 31, 2005.

Cash Flows from Operating Activities

We used cash from continuing operations of $2.8 million in the six months ended July 31, 2005 compared to $0.8 million used in the corresponding period of the prior fiscal year. Looking forward to the second half of fiscal 2006, we expect to generate sufficient cash from continuing operations to fund investments in property and equipment.

For the six months ended July 31, 2005, accounts receivable and amounts due from affiliates increased by $5.9 million, primarily due to increased sales in the latter part of the second quarter. For the corresponding period of the prior fiscal year, accounts receivable and amounts due from affiliates generated cash of $4.0 million. Days sales outstanding decreased to 102 days as of July 31, 2005 from 108 days a year ago. Sales of our WTS products into our international markets typically require us to extend credit terms of between 90 days and 120 days. We have continued to experience low losses from bad debts, and good collections history with isolated exceptions. Accounts payable and accrued liabilities generated cash of $1.6 million for the six months ended July 31, 2005 compared to cash used of $1.4 million for the corresponding period of the prior fiscal year. Cash used for inventory was $0.4 million for the six months ended July 31, 2005 compared to cash used of $2.3 million for the corresponding period of the prior fiscal year.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended July 31, 2005 was $0.4 million compared to $0.6 million for the corresponding period of the prior fiscal year. Investments in property and equipment were approximately $0.4 million, a decrease of $0.2 million compared to the six months ended July 31, 2004.

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

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of July 31, 2005, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Beginning in the first quarter of fiscal 2006, we took the following corrective action to address one of these significant deficiencies:

•	implementing a formal procedure requiring our Corporate Controller to approve and defer as necessary all WTS revenue relating to product shipments that require a deviation with respect to product specification and configuration.

Furthermore, during the second quarter of fiscal 2006, we continued to address a number of the individual deficiencies that, in the aggregate, culminate in the second significant deficiency noted above. As of July 31, 2005, the majority of these deficiencies were satisfactorily remediated and, in the aggregate, are no longer deemed to be a significant deficiency.

While, as discussed above, we established additional controls to address the significant deficiencies, no change in our internal control over financial reporting occurred during our second fiscal quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In response to CWT’s complaint, Targus, Inc. (“Targus”) filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the first amended complaint and added Targus Europe as a defendant. Both Targus and Targus Europe have answered the amended complaint. In response to the amended complaint, Targus Europe and Targus filed cross-complaints against CWT. Targus alleges that it suffered damages due to allegedly defective products. Targus Europe alleges that it suffered damages due to the delayed delivery of products. The court-mandated case management conference was held on August 26, 2005, at which a June 2006 trial date was set.

Targus was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and its affiliates and accepted by us through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments for product shipped under an open book account. As of July 31, 2005, Targus and its affiliates owed us approximately $1.0 million, which is reflected in accounts receivable in the consolidated balance sheet.

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

1. The Annual Meeting of Shareholders of Comarco was held on June 21, 2005. The holders of Comarco’s stock were entitled to elect five directors to serve until 2006.

The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2006 and the number of votes cast for or withheld with respect to each person.

	For	Withheld
Don M. Bailey	6,908,453	50,676
Thomas A. Franza	6,937,603	21,526
Gerald D. Griffin	6,908,193	50,936
Jeffrey R. Hultman	6,909,770	49,359
Erik H. van der Kaay	6,908,253	50,876

2. The shareholders also voted on and approved the ratification of the appointment of BDO Seidman, LLP as Comarco’s independent registered public accounting firm for the fiscal year ended January 31, 2006. The vote for the proposal was as follows:

For	Against	Abstentions
6,947,432	5,473	6,224

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 14, 2005	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: September 14, 2005	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer