Form 10-Q
period 2005-10-31
COMARCO INC
filed 2005-12-13
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2005

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

Yes  ☐    No  ☑

The registrant had 7,422,042 shares of common stock outstanding as of December 9, 2005.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	October 31, 2005	January 31, 2005 (A)
ASSETS
Current assets:
Cash and cash equivalents	$14,156	$12,270
Short-term investments	1,175	1,598
Accounts receivable, net of reserves of $446 and $551	8,743	4,575
Amounts due from affiliate	1,186	1,100
Inventory, net of reserves of $1,925 and $2,212	8,240	8,448
Other current assets	350	817

Total current assets	33,850	28,808

Property and equipment, net	1,674	2,154
Software development costs, net	2,068	3,543
Goodwill	2,394	2,394
Acquired intangible assets, net	1,300	1,495
Accounts receivable subject to litigation, net of reserves of $280	699	701
Other assets	1,131	1,131

	$43,116	$40,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$448	$101
Deferred revenue	4,198	3,747
Deferred compensation	1,175	1,598
Accrued liabilities	8,105	5,006

Total current liabilities	13,926	10,452

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding at October 31, 2005 and January 31, 2005	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized, 7,422,042 shares issued and outstanding at October 31, 2005 and January 31, 2005, respectively	742	742
Additional paid-in capital	14,051	14,051
Retained earnings	14,397	14,981

Total stockholders’ equity	29,190	29,774

	$43,116	$40,226

(A)	Derived from the audited consolidated financial statements as of January 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Revenue	$13,574	$6,715	$32,670	$22,441
Cost of revenue	8,362	5,333	20,956	15,618

Gross profit	5,212	1,382	11,714	6,823
Selling, general, and administrative expenses	2,639	1,988	6,797	6,614
Engineering and support expenses	2,005	1,849	5,621	5,605

Operating income (loss)	568	(2,455)	(704)	(5,396)
Other income, net	76	57	196	135
Minority interest in losses of subsidiary	—	17	—	66

Income (loss) from continuing operations before income taxes	644	(2,381)	(508)	(5,195)
Income tax (expense) benefit	(31)	446	(31)	(2,426)

Income (loss) from continuing operations	613	(1,935)	(539)	(7,621)
Income (loss) from discontinued operations	(3)	222	(45)	209

Net income (loss)	$610	$(1,713)	$(584)	$(7,412)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.26)	$(0.07)	$(1.04)
Income (loss) from discontinued operations	—	0.03	(0.01)	0.03

Net income (loss)	$0.08	$(0.23)	$(0.08)	$(1.01)

Weighted average common shares outstanding:
Basic	7,422	7,340	7,422	7,313

Diluted	7,434	7,340	7,422	7,313

Common shares outstanding	7,422	7,340	7,422	7,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(584)	$(7,412)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,927	3,463
Deferred income taxes	—	2,876
Loss on disposal of property and equipment	24	77
Provision for doubtful accounts receivable	(85)	(72)
Provision for obsolete inventory	1,003	(141)
Minority interest in losses of subsidiary	—	(66)
Changes in operating assets and liabilities:
Accounts receivable	(4,083)	(696)
Accounts receivable subject to litigation	2	4,232
Amounts due from affiliate	(86)	2,224
Inventory	(795)	(1,494)
Other assets	467	(629)
Accounts payable	347	(328)
Deferred revenue	451	(1,977)
Accrued liabilities	3,099	(1,360)

Net cash provided by (used in) operating activities	2,687	(1,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	5	57
Purchases of property and equipment	(605)	(1,009)
Acquired intangible assets	(201)	(66)

Net cash used in investing activities	(801)	(1,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	26
Proceeds from issuance of subsidiary common stock	—	129

Net cash provided by financing activities	—	155

Net increase (decrease) in cash and cash equivalents	1,886	(2,166)
Cash and cash equivalents, beginning of period	12,270	15,047

Cash and cash equivalents, end of period	$14,156	$12,881

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2

Cash paid for income taxes	$2	$109

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2005. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the nine months ended October 31, 2005 are not necessarily indicative of the results to be expected for the year ending January 31, 2006.

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

Liquidity:

The Company has sustained net losses over the past three fiscal years and at October 31, 2005 had cash balances of $14.2 million. The Company anticipates that the cash on hand at October 31, 2005 will meet working capital requirements to fund operation costs expected to be incurred in the next twelve months.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation:

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the three and nine months ended October 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic income (loss) per share, and diluted income (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income (loss):
As reported	$610	$(1,713)	$(584)	$(7,412)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78)	(65)	(233)	(183)

Pro forma	$532	$(1,778)	$(817)	$(7,595)

Income (loss) per common share — basic:
As reported	$0.08	$(0.23)	$(0.08)	$(1.01)
Pro forma	0.07	(0.24)	(0.11)	(1.04)
Income (loss) per common share — diluted:
As reported	$0.08	$(0.23)	$(0.08)	$(1.01)
Pro forma	0.07	(0.24)	(0.11)	(1.04)

The fair value of options granted under the Company’s stock option plans during the three and nine months ended October 31, 2005 and 2004, was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Nine Months Ended October 31
	2005	2004
Weighted average risk-free interest rate	3.8%	3.8%
Expected life (in years)	6	6
Expected stock volatility	49.9%	46.2%
Dividend yield	None	None

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. The total number of shares that may be granted under these plans is 2,704,337. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001. The options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The employee plan expired in May 2005 and the director plan expires in December 2010. Transactions and other information relating to these plans for the nine months ended October 31, 2005 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2005	859,020	$12.60
Options granted	42,500	8.18
Options canceled or expired	(39,500)	11.69
Options exercised	—	—

Balance, October 31, 2005	862,020	12.43

The average fair value of each of the options granted during the nine months ended October 31, 2005 was $8.18. The following table summarizes information about the Company’s stock options outstanding at October 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life		Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.91 to 9.89	382,000	7.30		$8.08	166,000	$8.21
10.00 to 12.41	115,145	3.64		11.49	108,895	11.48
13.21 to 17.50	222,375	3.54		14.49	222,375	14.49
19.33 to 23.67	142,500	4.58		21.63	142,500	21.63

6.91 to 23.27	862,020	5.39	years	12.43	639,770	13.94

Stock options exercisable at October 31, 2005 were 639,770 at a weighted-average exercise price of $13.94. Shares available under the director plan for future grants at October 31, 2005 were 8,125.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of October 31, 2005, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the nine months ended October 31, 2005, no options were granted or exercised under the CWT option plan. Stock options exercisable at October 31, 2005 were 49,000 at a weighted-average exercise price of $12.34. Shares available under the plan for future grants at October 31, 2005 were 198,000.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes information about CWT stock options outstanding at October 31, 2005:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life		Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 11.97 to 13.22	46,000	0.17		$12.00	46,000	$12.00
17.62	3,000	1.33		17.62	3,000	17.62

11.97 to 17.62	49,000	0.24	years	12.34	49,000	12.34

3.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company will adopt the statement on February 1, 2006 as required. The Company has selected the modified prospective application transition method and will continue to use the Black-Scholes option-pricing model to determine the fair value of options granted. The Company is still studying the impact of applying the various provisions of SFAS No. 123R.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123R. In particular, the statement includes guidance related to share-based payment (“SBP”) awards with non-employees, valuation methods, and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of SBP awards upon the adoption of SFAS No. 123R. The Company is currently assessing the guidance provided in SAB No. 107 in connection with the implementation of SFAS No. 123R.

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

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2005, the Company repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the nine months ended October 31, 2005, the Company did not repurchase any shares of common stock.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the nine months ended October 31, 2005 and the three and nine months ended October 31, 2004, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

Potential common shares of 12,180 have been excluded from diluted weighted average common shares for the nine months ended October 31, 2005, as the effect would have been antidilutive. Similarly, potential common shares of 3,125 and 9,431 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2004, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Basic:
Income (loss) from continuing operations	$613	$(1,935)	$(539)	$(7,621)
Weighted average shares outstanding	7,422	7,340	7,422	7,313

Basic earnings (loss) per share from continuing operations	$0.08	$(0.26)	$(0.07)	$(1.04)

Income (loss) from discontinued operations	$(3)	$222	$(45)	$209
Weighted average shares outstanding	7,422	7,340	7,422	7,313

Basic earnings (loss) per share from discontinued operations	$—	$0.03	$(0.01)	$0.03

Net income (loss)	$610	$(1,713)	$(584)	$(7,412)
Weighted average shares outstanding	7,422	7,340	7,422	7,313

Basic earnings (loss) per share	$0.08	$(0.23)	$(0.08)	$(1.01)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Diluted:
Income (loss) from continuing operations	$613	$(1,935)	$(539)	$(7,621)
Weighted average shares outstanding	7,434	7,340	7,422	7,313

Diluted earnings (loss) per share from continuing operations	$0.08	$(0.26)	$(0.07)	$(1.04)

Income (loss) from discontinued operations	$(3)	$222	$(45)	$209
Weighted average shares outstanding	7,422	7,340	7,422	7,313

Diluted earnings (loss) per share from discontinued operations	$—	$0.03	$(0.01)	$0.03

Net income (loss)	$610	$(1,713)	$(584)	$(7,412)
Weighted average shares outstanding	7,434	7,340	7,422	7,313

Diluted earnings (loss) per share	$0.08	$(0.23)	$(0.08)	$(1.01)

6.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The three largest customers for the three and nine months ended October 31, 2005 and 2004 are listed below.

	Three Months Ended October 31,
	2005		2004
	(In thousands)
Total revenue	$13,574	100%	$6,715	100%
Customer concentration:
Verizon Wireless	5,011	37%	—	—
Kensington Technology Group	3,847	28%	—	—
SwissQual	1,016	7%	2,201	33%
Targus, Inc.	—	—	977	14%
TIM Cellular, S.A.	—	—	791	12%

	$9,874	72%	$3,969	59%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31,
	2005		2004
	(In thousands)
Total revenue	$32,670	100%	$22,441	100%
Customer concentration:
Verizon Wireless	7,450	23%	—	—
Kensington Technology Group	7,128	22%	—	—
SwissQual	6,118	18%	6,571	29%
Targus, Inc.	—	—	3,634	16%
TIM Cellular, S.A.	—	—	2,569	12%

	$20,696	63%	$12,774	57%

In addition, the Company derived 14 percent and 19 percent of its revenue from governmental agencies in the three months ended October 31, 2005, and 2004, respectively. The Company derived 19 percent and 21 percent of its revenue from governmental agencies in the nine months ended October 31, 2005, and 2004, respectively.

The Company’s European region is served by its reseller, SwissQual Holding Inc. (“SwissQual”). Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, the Company changed its accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of the Company’s ability to assert financial influence over the operations of SwissQual. The Company’s revenue for the nine months ended October 31, 2005 increased by approximately $1.2 million due to this change.

7.	Inventory

Inventory consists of the following (in thousands):

	October 31, 2005	January 31, 2005
Raw materials	$4,470	$5,186
Work in process	690	471
Finished goods	3,080	2,791

	$8,240	$8,448

8.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	October 31, 2005	January 31, 2005
Capitalized software development costs	$8,978	$8,978
Less: accumulated amortization	(6,910)	(5,435)

	$2,068	$3,543

Capitalized software development costs for the nine months ended October 31, 2005 and 2004 totaled $0. Amortization of software development costs for the nine months ended October 31, 2005 and 2004 totaled $1.5 million, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. Amortization of software development costs for the three months ended October 31, 2005 and 2004,

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

totaled $498,000 and $487,000, respectively. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

9.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	October 31, 2005	January 31, 2005
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$255
License rights	1,274	1,073
Intellectual property rights	1,244	1,244

	2,518	2,572
Less: accumulated amortization	(1,218)	(1,077)

	$1,300	$1,495

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of October 31, 2005	$1,898	$496	$—	$2,394

Balance as of January 31, 2005	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets as of October 31, 2005 (in thousands):

Amortization Expense
Fiscal year:
2006	$116
2007	434
2008	225
2009	178
2010	178
Thereafter	169

Total estimated amortization expense	$1,300

Amortization of definite-lived acquired intangible assets for the three months ended October 31, 2005 and 2004 totaled $139,000 and $168,000, respectively. For the nine months ended October 31, 2005 and 2004, amortization of definite-lived acquired intangible assets totaled $397,000 and $404,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

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

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2005	2004
Beginning balance	$177	$282
Accruals for warranties issued during the period	825	356
Utilization	(607)	(451)

	$395	$187

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

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2005	2004
Beginning balance	$1,108	$1,904
Recognition of revenue	(811)	(1,281)
Deferral of revenue for new contracts	1,645	356

	$1,942	$979

11.	Business Segment Information

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit (loss), gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended October 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$7,543	$1,951	$4,080	$13,574
Cost of revenue	3,950	1,225	3,187	8,362

Gross profit	$3,593	$726	$893	$5,212

Gross margin	47.6%	37.2%	21.9%	38.4%

	Nine Months Ended October 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$17,152	$7,901	$7,617	$32,670
Cost of revenue	9,090	4,832	7,034	20,956

Gross profit	$8,062	$3,069	$583	$11,714

Gross margin	47.0%	38.8%	7.6%	35.9%

	Three Months Ended October 31, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$4,193	$1,468	$1,054	$6,715
Cost of revenue	2,334	978	2,021	5,333

Gross profit (loss)	$1,859	$490	$(967)	$1,382

Gross margin	44.3%	33.4%	(91.7%)	20.6%

	Nine Months Ended October 31, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$13,052	$5,046	$4,343	$22,441
Cost of revenue	7,420	3,307	4,891	15,618

Gross profit (loss)	$5,632	$1,739	$(548)	$6,823

Gross margin	43.2%	34.5%	(12.6%)	30.4%

	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Assets at October 31, 2005	$15,724	$6,301	$5,760	$15,331	$43,116

Assets at January 31, 2005	$16,813	$3,720	$5,458	$14,235	$40,226

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents revenue by geographic region for the three and nine months ended October 31, 2005 and 2004 (in thousands):

Revenue by Region:

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
North America	$10,090	$3,042	$22,184	$11,405
Europe	2,942	2,320	7,863	6,579
Asia	106	—	188	346
Latin America	436	1,353	2,435	4,111

	$13,574	$6,715	$32,670	$22,441

12.	Commitments and Contingencies

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

In response to CWT’s complaint, Targus filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the first amended complaint and added Targus Europe as a defendant. Both Targus and Targus Europe have answered the amended complaint. In response to the amended complaint, Targus Europe and Targus filed cross-complaints against CWT. Targus alleges that it suffered damages due to allegedly defective products. Targus Europe alleges that it suffered damages due to the delayed delivery of products. The court-mandated case management conference was held on August 26, 2005, at which a June 2006 trial date was set. The parties are now engaged in discovery which is expected to continue for several months.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Targus was the exclusive distributor of the Company’s ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, the Company continued to honor its obligations under non-cancelable and non-returnable purchase orders placed by Targus and its affiliates and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. As of October 31, 2005, Targus and its affiliates owed Comarco approximately $1.0 million, which is reflected in accounts receivable subject to litigation, net of a $0.3 million reserve in the consolidated balance sheet.

While Comarco believes this action is meritorious, discovery is ongoing and any loss of the amounts owed to the Company that may result from the outcome of this matter is not determinable or estimable. No significant provision has been made for losses, if any, that may result from the final outcome of this matter.

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

The following table sets forth our revenue for the business segments for the three and nine months ended October 31, 2005 and 2004:

	Three Months Ended			Nine Months Ended
	October 31, 2005	October 31, 2004	% Change	October 31, 2005	October 31, 2004	% Change
	(in thousands)			(in thousands)
Revenue:
WTS	$7,543	$4,193	80%	$17,152	$13,052	31%
Call Box	1,951	1,468	33%	7,901	5,046	57%
ChargeSource	4,080	1,054	287%	7,617	4,343	75%

	$13,574	$6,715	102%	$32,670	$22,441	46%

Our management currently considers the following events, trends, and uncertainties to be important in understanding our operating results for the three and nine months ended October 31, 2005 and our future operating results.

Wireless Test Solutions

•	During the third quarter of fiscal 2006, we continued to deliver Seven.Five voice and data systems to Verizon Wireless (“Verizon”) under a previously awarded contract. Verizon is currently converting its nationwide wireless network to the CDMA EvDO standard, which is considered to be the U.S. equivalent of 3G, and is utilizing Seven.Five to ensure the quality of its network. For the three and nine months ended October 31, 2005, we recorded related revenue under this contract totaling $5.0 million and $7.4 million, respectively. We expect to deliver on the balance of this contract during the fourth quarter of fiscal 2006 and to record related revenue totaling approximately $0.2 million.

•	During the third quarter of fiscal 2006, we were awarded a contract by Verizon to replace data testing equipment previously sourced from a competitor with our Seven.Five data systems. The contract is for 55 data-only test systems valued at approximately $3.0 million. We expect to record the majority of the related revenue during the fourth quarter of fiscal 2006.

•	Our European region is served by our reseller SwissQual Holding Inc. (“SwissQual”). For the three and nine months ended October 31, 2005, revenue derived from SwissQual sales totaled approximately $1.0 million and $6.1 million, respectively.

•	The timing of receiving and delivering on purchase orders from our WTS customers, as well as the size of certain anticipated orders, tends to fluctuate quarter-to-quarter and could impact any one quarter positively or negatively.

Emergency Call Box Systems

•	During the second quarter of fiscal 2006, we were awarded contracts by Orange, Riverside, Santa Barbara, and Merced Counties to upgrade analog call boxes to digital and to add text-telephony (“TTY”) devices. Subsequent to the award of the contracts, our customers in Orange and Riverside Counties delayed the start of the upgrade projects in order to refine the final configuration and scope. We currently expect to commence work on these contracts, which total approximately $3.5 million, late in the fourth quarter of fiscal 2006 and substantially complete the required work by the third quarter of fiscal 2007.

•

During the third quarter of fiscal 2006, we were awarded contracts by Monterey and San Benito Counties, totaling approximately $0.4 million. These contracts are to upgrade the installed base of call boxes to digital and to add TTY devices. We currently expect to commence work on these contracts during the fourth quarter of fiscal 2006 and substantially complete the required work during the first quarter of fiscal 2007.

•	Late in the third quarter of fiscal 2006, we commenced work on a contract awarded by the San Diego SAFE to upgrade and retrofit approximately 1,400 call boxes with digital and TTY technologies and improve accessibility for persons with mobility limitations. This contract is valued at approximately $3.7 million and we expect to substantially complete the required work by the third quarter of fiscal 2007.

•	Subsequent to the third quarter of fiscal 2006, we were awarded a contract by the Metropolitan Transportation Commission Service Authority for Freeways and Expressways (“MTC SAFE” or “MTC”), totaling approximately $4.1 million. This contract is to upgrade approximately 1,900 analog call boxes to digital and to add TTY devices. We currently expect to commence work during the first quarter of fiscal 2007 and to substantially complete the required work by the fourth quarter of fiscal 2007. MTC SAFE is responsible for the call box system installed in the nine Bay Area counties of California.

Mobile Power Products (ChargeSource)

•	Kensington, the retail channel distributor of our ChargeSource products, continues to penetrate the retail marketplace both domestically and in Europe. Currently, Kensington is shipping or will be shipping into approximately 4,800 outlets, which include CompUSA, Circuit City, Staples, Office Max, and others.

•	During the third quarter of fiscal 2006, we began shipping our ChargeSource products in support of Kensington’s Power-It-All centers, which showcases the full line of ChargeSource products in Circuit City stores nationwide. The Power-It-All centers are “store-within-a-store” merchandising kiosks that direct consumers to the combination of power adaptor and universal SmartTips that provide reliable and convenient power for all their mobile electronic devices. We currently expect other retailers, both domestically and in Europe, to rollout the Power-It-All merchandising concept in future quarters.

•	The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it has been difficult for us to predict when our ChargeSource sales would reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement and now believe that our ChargeSource business can break even with quarterly revenue of approximately $5.0 million.

•	During the three and nine months ended October 31, 2005, we recorded inventory and other charges as cost of revenue totaling $0.2 million and $1.1 million, respectively, to fully reserve legacy ChargeSource products and related components.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended October 31, 2005 that required us to test goodwill for impairment. Management believes there have been no significant changes during the nine months ended October 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2005.

Results of Operations – Continuing Operations

Consolidated

Revenue

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Products	$12,687	$5,516	$29,429	$18,586	130%	58%
Services	887	1,199	3,241	3,855	(26%)	(16%)

	$13,574	$6,715	$32,670	$22,441	102%	46%

Operating income (loss)	$568	$(2,455)	$(704)	$(5,396)

Revenue by Region

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Americas:
North America	$10,090	$3,042	$22,184	$11,405	232%	95%
Others	436	1,353	2,435	4,111	(68%)	(41%)
Europe	2,942	2,320	7,863	6,579	27%	20%
Asia – Pacific	106	—	188	346	—	(46%)

	$13,574	$6,715	$32,670	$22,441	102%	46%

Revenue for the three and nine months ended October 31, 2005 increased by $6.9 million and $10.2 million, or 102 percent and 46 percent, respectively, compared to corresponding periods of fiscal 2005. Each business segment achieved revenue growth for the three and nine month periods. For the three months ended October 31, 2005, WTS, call box, and ChargeSource revenue increased $3.4 million, $0.5 million, and $3.0 million or 80 percent, 33 percent, and 287 percent, respectively, compared to the third quarter of fiscal 2005. For the nine months ended October 31, 2005, WTS, call box, and ChargeSource revenue increased $4.1 million, $2.9 million, and $3.3 million, or 31 percent, 57 percent, and 75 percent, respectively, compared to the corresponding period of the prior fiscal year. During the third quarter of fiscal 2006, our WTS business continued to deliver on a significant contract from Verizon Wireless for our 3G Seven.Five voice and data test systems. We also continued to perform under contracts awarded in the first quarter of fiscal 2006 to upgrade existing call box systems to digital technologies, as well as deploying TTY devices providing access to the speech and hearing impaired. Additionally, our ChargeSource business continued to ramp-up as Kensington, our retail channel distribution partner, penetrated the retail marketplace.

For the three and nine months ended October 31, 2005, North America revenue increased by $7.0 million and $10.8 million, or 232 percent and 95 percent, respectively, compared to the corresponding periods of the prior fiscal year. These increases were driven by increased product sales across all three businesses.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$7,117	56%	$3,952	72%	$17,135	58%	$11,582	62%	80%	48%
Amortization – software development	493	4%	482	9%	1,458	5%	1,488	8%	2%	(2%)

	7,610	60%	4,434	80%	18,593	63%	13,070	70%	72%	42%

Services	747	84%	894	75%	2,347	72%	2,532	66%	(16%)	(7%)
Amortization – software development	5	1%	5	—	16	1%	16	—	—	—

	752	85%	899	75%	2,363	73%	2,548	66%	(16%)	(7%)

	$8,362	62%	$5,333	79%	$20,956	64%	$15,618	70%	57%	34%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Gross margin:
Products	40%	20%	37%	30%	100%	23%
Services	15%	25%	27%	34%	(40%)	(21%)

	38%	21%	36%	30%	81%	20%

Cost of revenue as a percentage of revenue for the three months ended October 31, 2005 decreased 17 percentage points to 62 percent compared to the third quarter of fiscal 2005. Excluding amortization of software development costs, cost of revenue as a percentage of revenue decreased 14 percentage points to 58 percent. For the nine months ended October 31, 2005, cost of revenue as a percentage of revenue decreased by 6 percentage points to 64 percent compared to the corresponding period of the prior fiscal year. Excluding amortization of software development costs, cost of revenue as a percentage of revenue decreased 3 percentage points to 60 percent. Cost of revenue as a percentage of revenue decreased due to increased product sales across all three businesses and the resulting increased absorption of fixed manufacturing costs. Additionally, the increase in WTS product sales, which typically have a higher gross margin in comparison to our other businesses, contributed to the decrease in cost of revenue as a percentage of revenue for the three and nine months ended October 31, 2005 compared to the corresponding periods of the prior fiscal year.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$1,258	9%	$1,394	21%	$3,301	10%	$3,864	17%	(10%)	(15%)
Allocated corporate overhead	1,381	10%	594	9%	3,496	11%	2,750	12%	132%	27%
Gross engineering and support expenses	2,005	15%	1,849	27%	5,621	17%	5,605	25%	8%	—

	$4,644	34%	$3,837	57%	$12,418	38%	$12,219	54%	21%	2%

Selling, general, and administrative expenses for the three months ended October 31, 2005 decreased $0.1 million, or 10 percent, compared to the corresponding period of the prior fiscal year. This decrease is primarily due to the recovery of a bad debt expense, totaling $0.1 million, during the third quarter of fiscal 2006. For the nine months ended October 31, 2005, selling, general, and administrative expenses decreased $0.6 million, or 15 percent, compared to the corresponding period of the prior fiscal year. As discussed below, selling, general, and administrative expenses for the nine months ended October 31, 2004 include a $0.4 million charge incurred to settle a dispute with a significant WTS customer based in Latin America. This charge was recorded during the first quarter of fiscal 2005 and no such charge was incurred during the three and nine months ended October 31, 2005. Excluding this charge, selling, general, and administrative expenses for the three and nine months ended October 31, 2005 remained flat in dollar terms compared to the corresponding periods of the prior fiscal year.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. For the three months ended October 31, 2005, engineering and support expenses increased approximately $0.2 million, or 8 percent, compared to the corresponding period of the prior fiscal year. This increase is attributable to incentive compensation accrued during the third quarter of fiscal 2006. Gross engineering and support expenses for the nine months ended October 31, 2005 was flat in comparison to the corresponding period of the prior fiscal year.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. For the three and nine months ended October 31, 2005, allocated corporate overhead increased approximately $0.8 million compared to the corresponding periods of the prior fiscal year. The increase in allocated corporate overhead expenses for both periods was driven by increased professional fees for accounting and Sarbanes-Oxley compliance, as well as incentive compensation accrued during the third quarter of fiscal 2006.

Other Income, Net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, totaled $76,000 and $196,000 for the three and nine months ended October 31, 2005, and $57,000 and $135,000 for the three and nine months ended October 31, 2004. The increase in other income for the three and nine month periods is primarily caused by increased interest rates earned on invested cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during the current fiscal year, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the prior years’ losses, as well as cumulative losses for the nine months ended October 31, 2005, the adjusted net deferred tax assets remained fully reserved as of October 31, 2005.

Wireless Test Solutions (“WTS”)

Revenue

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Products	$7,523	$4,132	$17,105	$12,779	82%	34%
Services	20	61	47	273	(67%)	(83%)

	$7,543	$4,193	$17,152	$13,052	80%	31%

Operating income (loss)	$802	$(626)	$673	$(2,405)

Revenue by Region

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Americas:
North America	$5,733	$520	$8,338	$2,670	1,003%	212%
Others	436	1,353	2,435	4,111	(68%)	(41%)
Europe	1,308	2,320	6,229	6,271	(44%)	(1%)
Asia – Pacific	66	—	150	—	—	—

	$7,543	$4,193	$17,152	$13,052	80%	31%

WTS revenue for the three and nine months ended October 31, 2005 increased by $3.4 million and $4.1 million, or 80 percent and 31 percent, respectively, compared to corresponding periods of fiscal 2005. During the third quarter of fiscal 2006, we continued to deliver on a significant contract from Verizon. Verizon is currently converting its nationwide wireless network to the CDMA EvDO standard, which is considered to be the U.S. equivalent of 3G. Our Seven.Five voice and data test systems are being utilized to ensure the quality of Verizon’s network. Revenue attributable to this contract for the three and nine months ended October 31, 2005, totaled approximately $5.0 million and $7.4 million, respectively. We expect to deliver on the balance of this contract during the fourth quarter of fiscal 2006, and to record related revenue totaling approximately $0.2 million.

Our European region is served by our reseller SwissQual. For the three and nine months ended October 31, 2005, revenue derived from SwissQual totaled approximately $1.0 million and $6.1 million, respectively.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$3,438	46%	$1,838	44%	$7,577	44%	$5,918	46%	87%	28%
Amortization – software development	493	6%	482	12%	1,458	9%	1,488	12%	2%	(2%)

	3,931	52%	2,320	56%	9,035	53%	7,406	58%	69%	22%

Services	19	95%	14	23%	55	117%	14	5%	36%	293%

	$3,950	52%	$2,334	56%	$9,090	53%	$7,420	57%	69%	23%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Gross margin:
Products	48%	44%	47%	42%	9%	12%
Services	5%	77%	(17%)	95%	(94%)	(118%)

	48%	44%	47%	43%	9%	9%

WTS cost of revenue as a percentage of revenue for the three and nine months ended October 31, 2005 decreased 4 percentage points compared to the corresponding periods of the prior fiscal year. Excluding amortization of software development costs, cost of revenue as a percentage of revenue for the three and nine months ended October 31, 2005 increased 2 percentage points and decreased 1 percentage point, respectively, compared to the corresponding periods of fiscal 2005. The increase of WTS cost of revenue as a percentage of revenue for the third quarter of fiscal 2006 was due to costs incurred to expedite the delivery and installation and commissioning of the Verizon Seven.Five voice and data systems, partially offset by improved absorption of fixed manufacturing costs driven by increased revenue generated by all three businesses.

Amortization of previously capitalized software development costs for the three and nine months ended October 31, 2005 totaled $0.5 million and $1.5 million, respectively. Amortization is currently expected to total approximately $2.0 million, $1.4 million, and $0.2 million for fiscal 2006, 2007, and 2008, respectively.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$812	11%	$933	22%	$2,120	12%	$2,746	21%	(13%)	(23%)
Allocated corporate overhead	709	9%	297	7%	1,727	10%	1,527	12%	139%	13%
Gross engineering and support expenses	1,270	17%	1,255	30%	3,542	21%	3,764	29%	1%	(6%)

	$2,791	37%	$2,485	59%	$7,389	43%	$8,037	62%	12%	(8%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three months ended October 31, 2005 decreased $0.1 million compared to the third quarter of fiscal 2005, primarily due to the recovery of a bad debt expense, totaling $0.1 million, in the third quarter of fiscal 2006. For the nine months ended October 31, 2005 selling, general, and administrative expenses decreased approximately $0.6 million, or 23 percent, compared to the corresponding period of the prior fiscal year. Selling, general, and administrative expenses for the nine months ended October 31, 2004 included a $0.4 million charge recognized in settlement of a dispute with a significant customer based in Latin America. No such charge was incurred during the first nine months of fiscal 2006. Excluding this charge, selling, general, and administrative expenses for the nine months ended October 31, 2005 were comparable to the corresponding period of the prior fiscal year.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three months ended October 31, 2005 were comparable to the corresponding period of the prior fiscal year. Gross engineering and support expenses for the nine months ended October 31, 2005 decreased approximately $0.2 million, or 6 percent, compared to the corresponding period of the prior fiscal year primarily due to reduced travel and related costs incurred by our support personnel during the first nine months of fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs during the first nine months of fiscal 2006. Currently, we do not expect to capitalize software development costs during fiscal 2006.

Emergency Call Box Systems Revenue

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Products	$1,084	$330	$4,707	$1,464	229%	221%
Services	867	1,138	3,194	3,582	(24%)	(11%)

	$1,951	$1,468	$7,901	$5,046	33%	57%

Operating income	$208	$200	$1,605	$562

Revenue by Region

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Americas:
North America	$1,951	$1,468	$7,901	$5,046	33%	57%
Others	—	—	—	—	—	—
Europe	—	—	—	—	—	—
Asia – Pacific	—	—	—	—	—	—

	$1,951	$1,468	$7,901	$5,046	33%	57%

Call box revenue for the three and nine months ended October 31, 2005 increased by $0.5 million and $2.9 million, or 33 percent and 57 percent, respectively, compared to corresponding periods of fiscal 2005. During the third quarter of fiscal 2006, our call box business continued to perform under contracts to install digital upgrades to the existing call box system owned by the San Bernardino SAFE. For the three and nine months ended October 31, 2005, we recorded revenue totaling $0.7 million and $2.1 million, respectively, related to this contract. No such contract work was ongoing during the corresponding periods of the prior fiscal year. Additionally, during the second quarter of fiscal 2006 we sold call boxes to various subcontractors for installations being completed by the State of Hawaii totaling $1.1 million. Again, no such contract work was ongoing during the nine months ended October 31, 2004.

During the third quarter of fiscal 2006 and subsequent to the expiration of the maintenance contract, we continued to provide call box maintenance services to a long-term customer. Accordingly, we deferred approximately $0.2 million of related revenue during the third quarter of fiscal 2006. We expect to receive an executed maintenance contract and record the deferred amounts during the fourth quarter of fiscal 2006.

During the third quarter of fiscal 2006, we were awarded contracts by Monterey and San Benito Counties, totaling approximately $0.4 million. These contracts are to upgrade the installed base of call boxes to digital and to add TTY devices. We currently expect to commence work on these contracts during the fourth quarter of fiscal 2006 and substantially complete the required work during the first quarter of fiscal 2007.

Additionally, late in the third quarter of fiscal 2006, we commenced work on a contract awarded by the San Diego SAFE to upgrade and retrofit approximately 1,400 call boxes with digital and TTY technologies and improve accessibility for persons with mobility limitations. This contract is valued at approximately $3.7 million and we expect to substantially complete the required work by the third quarter of fiscal 2007.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$492	45%	$93	28%	$2,524	54%	$773	53%	429%	227%

Services	728	84%	880	77%	2,292	72%	2,518	70%	(17%)	(9%)
Amortization – software development	5	1%	5	—	16	—	16	—	—	—

	733	85%	885	78%	2,308	72%	2,534	71%	(17%)	(9%)

	$1,225	63%	$978	67%	$4,832	61%	$3,307	66%	25%	46%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Gross margin:
Products	55%	72%	46%	47%	(24%)	(2%)
Services	15%	22%	28%	29%	(32%)	(3%)

	37%	33%	39%	34%	12%	15%

Call box cost of revenue as a percentage of revenue for the three and nine months ended October 31, 2005 decreased 4 percentage points and 5 percentage points, respectively, compared to the corresponding periods of the prior fiscal year. Due to the previously discussed deferral of approximately $0.2 million of service revenue during the third quarter of fiscal 2006, cost of services revenue as a percentage of services revenue increased by 7 percentage points compared to the corresponding period of fiscal 2005. Excluding the impact of the revenue deferral, cost of services revenue as a percentage of services revenue decreased 5 percentage points compared to the corresponding period of fiscal 2005. The decrease in cost of services revenue for the three and nine months ended October 31, 2005 is attributable to improved absorption of fixed manufacturing costs driven by increased revenue generated by all three businesses.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$148	8%	$84	6%	$307	4%	$313	6%	76%	(2%)
Allocated corporate overhead	189	10%	71	5%	659	8%	443	9%	166%	49%
Gross engineering and support expenses	181	9%	135	9%	498	6%	421	8%	34%	18%

	$518	27%	$290	20%	$1,464	18%	$1,177	23%	79%	24%

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Mobile Power Products (“ChargeSource”)

Revenue

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Products	$4,080	$1,054	$7,617	$4,343	287%	75%
Services	—	—	—	—	—	—

	$4,080	$1,054	$7,617	$4,343	287%	75%

Operating loss	$(442)	$(2,029)	$(2,982)	$(3,553)

Revenue by Region

(in thousands except percentages)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Revenue:
Americas:
North America	$2,406	$1,054	$5,945	$3,689	128%	61%
Others	—	—	—	—	—	—
Europe	1,634	—	1,634	308	—	431%
Asia – Pacific	40	—	38	346	—	(89%)

	$4,080	$1,054	$7,617	$4,343	287%	75%

Revenue by Customer

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Kensington	$3,821	94%	$—	—	$7,292	96%	$—	—	—	—
Belkin	—	—	8	1%	—	—	641	15%	(100%)	(100%)
Targus	—	—	977	93%	—	—	3,634	84%	(100%)	(100%)
Other	259	6%	69	6%	325	4%	68	1%	275%	378%

	$4,080	100%	$1,054	100%	$7,617	100%	$4,343	100%	287%	75%

ChargeSource revenue for the three and nine months ended October 31, 2005 increased by $3.0 million and $3.3 million, or 287 percent and 75 percent, respectively, compared to corresponding periods of fiscal 2005. Revenue for the three and nine month periods ending October 31, 2004 primarily consisted of shipments of legacy products to our former distribution partners in satisfaction of our contractual obligations. During the prior fiscal year, we transitioned the distribution of our ChargeSource products to Kensington. Currently, Kensington continues to penetrate the retail channels and is shipping or will be shipping into approximately 4,800 outlets, which include CompUSA, Circuit City, Staples, Office Max, Good Guys, and others.

On a sequential basis, revenue for the third quarter of fiscal 2006 increased by $2.4 million, or 139 percent, compared to the second quarter of fiscal 2006. Contributing to our sequential revenue increase and during the third quarter of fiscal 2006, we began shipping our ChargeSource products in support of Kensington’s Power-It-All centers, which showcases the full line of ChargeSource products in Circuit City stores nationwide. The Power-It-All centers are “store-within-a-store” merchandising kiosks that direct consumers to the combination of power adaptor and universal SmartTips that provide reliable and convenient power for all their mobile electronic devices. We currently expect other retailers, both domestically and in Europe, to rollout the Power-It-All merchandising concept in future quarters.

Cost of Revenue

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$3,187	78%	$2,021	192%	$7,034	92%	$4,891	113%	58%	44%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	3,187	78%	$2,021	192%	$7,034	92%	$4,891	113%	58%	44%
Services	—	—	—	—	—	—	—	—	—	—

	$3,187	78%	$2,021	192%	$7,034	92%	$4,891	113%	58%	44%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2005	2004	2005	2004	Three Months	Nine Months
Gross margin:
Products	22%	(92%)	8%	(13%)	124%	161%
Services	—	—	—	—	—	—

	22%	(92%)	8%	(13%)	124%	161%

ChargeSource cost of revenue as a percentage of revenue for the three and nine months ended October 31, 2005 decreased significantly compared to the corresponding periods of the prior fiscal year. Cost of revenue as a percentage of revenue decreased primarily due to increased product sales and improved absorption of fixed manufacturing costs. The decrease in cost of revenue as a percentage of revenue for the three and nine months ended October 31, 2005 was partially offset by inventory and other charges totaling $0.2 million and $1.1 million, respectively.

The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it has been difficult for us to predict when our ChargeSource sales would reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement and now believe that our ChargeSource business can break even with quarterly revenue of approximately $5.0 million.

Operating Costs and Expenses

(in thousands except percentages)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2005		2004		2005		2004		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$298	7%	$377	36%	$874	11%	$805	18%	(21%)	9%
Allocated corporate overhead	483	12%	226	21%	1,110	15%	780	18%	114%	42%
Gross engineering and support expenses	554	14%	459	44%	1,581	21%	1,420	33%	21%	11%

	$1,335	33%	$1,062	101%	$3,565	47%	$3,005	69%	26%	19%

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Discontinued Operations

On January 6, 2004, Comarco sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment. Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses. Net loss from discontinued operations for the three and nine months ended October 31, 2005 was $3,000 and $45,000, respectively, and related to expenses incurred for the non-wireless businesses.

Liquidity and Capital Resources

Cash and cash equivalents increased to $14.2 million at October 31, 2005 from $12.3 million at January 31, 2005.

Cash Flows from Operating Activities

We generated cash from continuing operations of $2.7 million in the nine months ended October 31, 2005 compared to $1.3 million used in the corresponding period of the prior fiscal year.

For the nine months ended October 31, 2005, accounts receivable and amounts due from affiliates increased by $4.2 million, primarily driven by increased sales across our three businesses. For the corresponding period of the prior fiscal year, accounts receivable, accounts receivable subject to litigation, and amounts due from affiliate generated cash of $5.8 million. Based on revenue for the three months ended October 31, 2005, days sales outstanding decreased to 71 days from 92 days for the corresponding period of the prior fiscal year. Sales of our WTS products into our international markets typically require us to extend credit terms of between 90 days and 120 days. For the third quarter of fiscal 2006, a significant portion of our WTS sales were to customers based in North America, where we typically extend credit terms of between 30 and 45 days. We have continued to experience low losses from bad debts, and good collections history with isolated exceptions. Deferred revenue, accounts payable, and accrued liabilities generated cash of $3.9 million for the nine months ended October 31, 2005 compared to cash used of $3.7 million for the corresponding period of the prior fiscal year. Cash used for inventory was $0.8 million for the nine months ended October 31, 2005 compared to cash used of $1.5 million for the corresponding period of the prior fiscal year.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended October 31, 2005 was $0.8 million compared to $1.0 million for the corresponding period of the prior fiscal year. Investments in property and equipment were approximately $0.6 million, a decrease of $0.4 million compared to the nine months ended October 31, 2004.

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

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of October 31, 2005, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

None.

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

In response to CWT’s complaint, Targus, Inc. (“Targus”) filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the first amended complaint and added Targus Europe as a defendant. Both Targus and Targus Europe have answered the amended complaint. In response to the amended complaint, Targus Europe and Targus filed cross-complaints against CWT. Targus alleges that it suffered damages due to allegedly defective products. Targus Europe alleges that it suffered damages due to the delayed delivery of products. The court-mandated case management conference was held on August 26, 2005, at which a June 2006 trial date was set. The parties are now engaged in discovery, which is expected to continue for several months.

Targus was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and its affiliates and accepted by us through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments for product shipped under an open book account. As of October 31, 2005, Targus and its affiliates owed us approximately $1.0 million, which is reflected in accounts receivable subject to litigation, net of a $0.3 million reserve in the consolidated balance sheet.

While we believe this action is meritorious, discovery is ongoing and any loss of the amounts owed to us that may result from the outcome of this matter is not determinable or estimable. No significant provision has been made for losses, if any, which may result from the final outcome of this matter.

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

COMARCO, INC.

Date: December 13, 2005	/s/ Thomas A. Franza
Thomas A. Franza President and Chief Executive Officer

Date: December 13, 2005	/s/ Daniel R. Lutz
Daniel R. Lutz Vice President and Chief Financial Officer