Form 10-K
period 2006-01-31
COMARCO INC
filed 2006-05-01
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of July 29, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $58 million.

The number of shares of the Registrant’s common stock outstanding as of April 13, 2006 was 7,429,344.

Documents incorporated by reference: Part III incorporates information by reference to portions of the Registrant’s proxy statement for its fiscal 2006 annual meeting of shareholders.

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Our net revenue by business segment for fiscal 2006, 2005, and 2004 was:

	Years Ended
	2006	2005	2004
	(In millions)
Business segment:
Wireless test solutions	$24.5	$16.8	$11.1
Emergency call box systems	10.0	6.6	7.0
Mobile power products (ChargeSource)	12.3	5.8	16.2

	$46.8	$29.2	$34.3

More financial information about our business segments is contained in Note 20 “Business Segment Information” of our consolidated financial statements.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2006” refers to our fiscal year ended January 31, 2006.

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

Services

Beginning in late fiscal 2004, we began leasing our WTS products on a limited basis. The demand for our leased equipment is primarily from customers providing engineering services to those wireless carriers requiring quality of service and benchmarking data on an outsourced basis.

Our wireless test solutions business generated $24.5 million in revenue in fiscal 2006, $16.8 million in fiscal 2005, and $11.1 million in fiscal 2004.

Emergency Call Box Systems

Products

Our emergency call box business designs and manufactures emergency call box systems for state and local government agencies primarily located in California. Our call box products provide emergency communication over existing wireless networks and are typically deployed along major highways, and at schools, universities, shopping centers, and parks.

Services

In addition to call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 12,300 call boxes that we maintain under long-term agreements that expire at various dates through February 2011.

Our emergency call box systems business generated $10.0 million in revenue in fiscal 2006, $6.6 million in fiscal 2005, and $7.0 million in fiscal 2004.

Mobile Power Products (ChargeSource)

Products

Our ChargeSource business designs universal power adapters for notebook computers, cellular telephones, DVDs, PDAs, and other handheld devices. Our ChargeSource mobile power products, which are designed with the needs of the traveling professional in mind, provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned product offering consists of universal AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource products are also universal, allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip connected to the end of the charging cable, our universal power adapters are capable of charging and powering multiple target devices, including most notebook computers, cellular telephones, PDAs, and other handheld devices.

Our ChargeSource product family consists of the following:

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

We believe our patented electrical designs will continue to be the basis for even higher-power universal power adapters that are expected to meet evolving global standards, including the planned standards of the European Union (“EU”), and the increasing power requirements of the notebook computer OEMs, and allow us to offer customers cutting edge technology without significantly increasing the size or weight of our products. We also expect these higher-power universal power adapters to continue to be smaller and lighter than their OEM counterpart.

Our ChargeSource business generated $12.3 million in revenue in fiscal 2006, $5.8 million in fiscal 2005, and $16.2 million in fiscal 2004.

Marketing, Sales, and Distribution

Wireless Test Solutions. We market and sell our WTS products primarily to wireless carriers through a direct sales force of technically trained personnel, as well as through independent sales representatives, and affiliated and unaffiliated resellers. Our North America sales are made through our direct sales and marketing organizations located in Irvine, California. Sales to our customers in Latin and South America are generally made through our offices located in Mexico City, Mexico and Sao Palo, Brazil assisted by the sales and marketing organizations based in Irvine, California. These offices also coordinate the marketing, sales, and support efforts of a network of representatives and resellers responsible for sales to customers in other geographic regions.

Switzerland-based SwissQual AG (“SwissQual”) is responsible for reselling and supporting our co-branded Seven.Five products in Europe, the Middle East, and North Africa (our “European” region). During January 2006, we sold our 18 percent ownership interest, which we acquired during fiscal 2002. See section entitled “Wireless Test Solutions” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We currently have a revenue sharing agreement in place that determines how much revenue we earn from SwissQual sales and, conversely, how much revenue SwissQual earns from our sales to customers located outside the European region. SwissQual is expected to continue as exclusive reseller of our Seven.Five product platform in the European region through January 2007. We are currently establishing a direct sales and support organization for the European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support.

Emergency Call Box Systems. We market and sell our call box systems primarily to state and local government agencies located in California through a direct sales force located in Irvine, California.

Mobile Power Products (ChargeSource). We have primarily sold our ChargeSource products through private label resellers.

We currently have a supply agreement with Kensington, a tier-one distributor of consumer electronics, to exclusively distribute certain of our ChargeSource products to “Big Box” retailers and other channels.

Competition

Wireless Test Solutions. The market for our hardware and software test tools is highly competitive and is served by numerous providers. Our primary competitors with respect to our WTS products are Agilent Technologies, Ascom, Ericsson, and Andrew Corporation. Additionally, we expect Spirent plc (“Spirent”), through its acquisition of SwissQual, to become a competitor once our reseller agreement with SwissQual expires in January 2007. Many of our competitors are larger and have greater financial resources.

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

Emergency Call Box Systems. The market for our emergency call box systems is also served by numerous competitors, including US Commlink owned by CNE Group, Inc., GAI-Tronics owned by Hubbell, Inc., Talk-A-Phone, and other manufacturers of wireless and wireline emergency and information communication devices. Certain of our competitors are larger and have greater financial resources.

Mobile Power Products (ChargeSource). Numerous providers, including Mobility Electronics, Inc., Targus, Belkin and Fellowes. The cellular telephone and personal computer OEMs also serve the market for our ChargeSource mobile power products. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our ChargeSource products provide us with a competitive advantage. However, our ability to compete in these markets depends on our ability to successfully commercialize new technologies in a timely manner, and manufacture and deliver our products in sufficient volumes.

Key Customers

We derive a substantial portion of our revenue from a limited number of customers.

Wireless Test Solutions. In fiscal 2006, revenue derived from Verizon and SwissQual accounted for $11.9 million or 25 percent and $8.8 million or 19 percent of total revenue, respectively. In fiscal 2005, revenue derived from SwissQual and TIM Cellular S.A., a wireless carrier based in Brazil, accounted for $6.6 million or 22 percent and $4.3 million or 15 percent of total revenue, respectively. Currently, we rely exclusively on SwissQual to resell our WTS product platform, Seven.Five, in the European marketplace. During January 2006, 100 percent of the outstanding shares, including our 18 percent ownership interest, of SwissQual were purchased by Spirent. If SwissQual sales significantly decrease, our revenue, operating results, and cash flows would be negatively impacted. We currently expect SwissQual to continue as our exclusive reseller in our European region until January 2007. However, we are unsure as to what long term effect, if any, the sale of SwissQual to Spirent will have on SwissQual’s future sales of our products. See the section below entitled “Risk Factors.”

Emergency Call Box Systems. Our call box business derives a significant portion of its revenue from state and local government agencies. Total revenue from these government agencies totaled $8.7 million or 18 percent, $6.2 million or 21 percent, and $6.0 million or 18 percent in fiscal 2006, 2005, and 2004, respectively.

Mobile Power Products (ChargeSource). In fiscal 2006, Kensington, the distributor of our mobile power products, accounted for $11.8 million or 25 percent of total revenue. Additionally, in fiscal 2005 and 2004, Targus, the former distributor of our mobile power products, accounted for $4.1 million or 14 percent, and $16.2 million or 47 percent of total revenue, respectively.

The spending patterns of SwissQual, Verizon, Kensington, or any of our other key customers can vary significantly from year to year. Any significant reduction in the spending patterns of these customers could adversely affect our revenue, operating results, and cash flows.

International Operations

We sell our WTS and ChargeSource products to customers located throughout the world. In fiscal 2006, 2005, and 2004, we derived 68 percent, 53 percent, and 84 percent of our total revenue, respectively, from customers in the United States and 32 percent, 47 percent, and 16 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The sharp increase in the percentage of sales to foreign countries during fiscal 2005 is due to increased sales of our WTS products through SwissQual, coupled with decreased sales of our ChargeSource products due to the transition to a new distributor, which historically have been predominately sold in North America. In fiscal 2005, sales to Brazil accounted for $5.6 million or 19.3 percent of total revenue. In fiscal 2006 and 2004 there were no foreign countries from which we derived more than 10 percent of total revenue.

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

As of April 10, 2006, we had approximately 37 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

•	We collaborate closely with our customers and partners to design and manufacture new products or modify existing products to specifications required by our customers;

•	We design and manufacture enhancements and improvements to our existing products in response to our customers’ requests or feedback; and

•	We independently design and build new products in anticipation of the needs of our customers as they transition existing wireless networks to next-generation technologies.

Manufacturing and Suppliers

We maintain one manufacturing facility located in Irvine, California, which is ISO-9001:2000 certified. Our manufacturing process involves the assembly of numerous individual component products by production technicians. The parts and materials used by us consist primarily of printed circuit boards and related assemblies, specialized subassemblies, fabricated housings and chassis, and mobile telephones. Most of our components and sub-assemblies are manufactured by third parties to our specifications and are generally delivered to us for final assembly and testing. During fiscal 2005, we ceased manufacturing our ChargeSource products in-house, and transitioned all manufacturing responsibility related to these products to a contract manufacturer located in China.

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

Employees

As of April 10, 2006, we employed approximately 142 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly the highly skilled radio, design, process, and test engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. Our employee stock option plan expired during May 2005. During December 2005, the Board of Directors approved and adopted a new employee equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The adoption of the 2005 Plan is subject to shareholder approval and is being put to a vote at the Company’s annual shareholders’ meeting in June 2006.

ITEM 1A.    RISK FACTORS

A significant portion of our revenue is derived from the sale of our WTS products to customers in the wireless communications industry, which has experienced a significant downturn during the past several years. If the wireless communications industry does not continue to improve, our operating results and financial condition could suffer.

Revenue from the sale of our WTS products accounted for 52 percent of our total revenue in fiscal 2006. Wireless carriers are the primary customers for our WTS products. These customers operate in an environment driven by new technology, increased competition, and regulatory change. To compete effectively, the wireless carriers must offer their subscribers lower prices, improved quality of service, and innovative new services. Increasing minutes of use, global subscribers, and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. We continue to believe that wireless carriers are allocating increasing levels of capital resources to meet consumer demands. If wireless carriers reduce their capital investments in wireless infrastructure and related test tools offered by our WTS business, our operating results and financial condition may be adversely affected.

A significant portion of our revenue is derived from the sale and maintenance of emergency call box systems to governmental customers that have experienced severe budgetary constraints in the recent past. If current and planned projects to install or upgrade call box systems are delayed, our operating results and financial condition could suffer.

Revenue from the sale and maintenance of our emergency call box systems and upgrades accounted for 21 percent of our revenues in fiscal 2006. Approximately 76% of our call box revenue is derived from state and local governmental agencies in California, which prior to fiscal 2005, were experiencing severe budgetary constraints. As a result, several of our planned projects to install or upgrade call box systems were delayed in fiscal 2004 and 2003. If these adverse budgetary conditions recur, we expect significant reductions in spending by our governmental customers, which would likely adversely affect our operating results and financial condition.

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

The WTS and ChargeSource products we make are complex and have short life cycles. If we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete and our operating results could suffer.

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

Our ChargeSource mobile power products are distributed by Kensington, a tier-one distributor of consumer electronics. Due to the terms of our agreement with Kensington, our direct access to certain significant distribution channels may be limited. Accordingly, our success will depend in part upon Kensington’s ability and willingness to effectively and widely distribute our ChargeSource products. If Kensington does not purchase the volume of products that we anticipate, our revenue and results of operations will suffer.

In fiscal 2006, SwissQual accounted for $8.8 million or 19 percent of total revenue. During January 2006, we sold our 18 percent ownership interest in SwissQual to Spirent. See section entitled “Wireless Test Solutions” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We currently expect SwissQual to continue as our exclusive reseller in our European region until January 2007. We are currently establishing a direct sales and support organization for the European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect, if any, the sale of SwissQual to Spirent will have on SwissQual’s future sales of our products. Our success will depend in part upon our ability to replace SwissQual as the provider of sales and support services and upon our ability to compete with Spirent.

A significant portion of our revenue is derived from a limited number of customers, and any loss of, cancellation or delay in purchases by these customers could cause a significant decrease in our revenue.

We have historically derived a significant portion of our revenue from a limited number of customers.

Our three key customers for fiscal 2006 accounted for $32.5 million or 69 percent of total revenue.

SwissQual accounted for $8.8 million or 19 percent of total revenue. During January 2006, we sold our 18 percent ownership interest in SwissQual to Spirent. See section entitled “Wireless Test Solutions” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We currently expect SwissQual to continue as our exclusive reseller in our European region until January 2007. However, we are unsure as to what long term effect, if any, the sale of SwissQual will have on SwissQual’s future sales of our products.

Kensington, the distributor of our mobile power products, accounted for $11.8 million or 25 percent of total revenue. Our current distribution agreement with Kensington requires them to purchase minimum quantities from us during the term of the agreement; however, it is not assured that Kensington will be able to meet its purchase commitments, or meet or exceed our historical level of unit sales.

If SwissQual, Kensington, or any of our other key customers reduces, cancels, or delays orders from us, and we are not able to develop other customers who purchase products at comparable levels, our revenue could decrease significantly. In addition any difficulty in collecting amounts due from one or more of our key customers would negatively impact our results of operations and financial condition. We expect that a limited number of customers will continue to represent a large percentage of our revenue.

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

We currently maintain sales and support operations in the United States, China, Europe, and Latin America. Our international operations accounted for approximately 32 percent of our revenue in fiscal 2006. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions and delays in shipments. Specifically, our ChargeSource contract manufacturer and a majority of our component suppliers are located in Asia. We do business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors, among others, could adversely affect our sales of products and services in international markets.

Additionally, we have limited experience selling our products and services in markets outside our regions in the Americas and Europe. However, it is currently our intention to expand our international operations and establish additional sales and support offices in primary international markets. If our international sales efforts are not successful, our results of operations and financial condition could be negatively affected.

Our failure to address laws and regulations governing our government contracts, could adversely affect our business and operating results.

We depend on contracts with state and local governmental agencies for a significant portion of our revenue, and are subject to various laws and regulations that only apply to companies doing business with the government. For example, we supply call box products and provide system installation and long-term maintenance services to regional and municipal transit authorities and other governmental agencies. In fiscal 2006, we derived 18 percent of our revenue from contracts with these governmental customers. From time to time we are also subject to investigation for compliance with regulations governing our government contracts. Our failure to comply with any of these laws or regulations could result in suspension of these contracts, or subject us to administrative claims.

Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2006, only the contract manufacturer of our ChargeSource products, which provided $4.5 million or 19 percent of all inventory purchases, provided more than 10 percent of total inventory purchases.

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

We may not be able to successfully integrate future acquisitions, which could adversely affect our business, financial condition and results of operations.

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

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, it is not assured that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to the timing of anticipated sales of our products. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms. Or we may seek working capital financing under a revolving line of credit. We cannot assure that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures. In any such case, our operating results and financial condition could be adversely affected.

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

In February 2006, our Board of Directors terminated our shareholder rights plan effective January 31, 2007 and adopted a policy that, with certain exceptions, requires the board to obtain stockholder approval before adopting any shareholder rights plan in the future.

These provisions in our articles of incorporation and our existing shareholder rights plan could discourage takeover attempts which some shareholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over the then existing market price of our common stock.

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

ITEM 2.    PROPERTIES

Our headquarters and primary manufacturing facility is located in Irvine, California. This leased facility consists of approximately 42,000 square feet of office space and approximately 8,000 square feet of manufacturing/ warehouse space. The lease for this facility expires in August 2006. We are currently evaluating our options with respect to our future space requirements and expect to either extend our current lease or relocate to a new facility. We also lease office space and, in some instances, warehouse space in California, New York, China, and Mexico. The leases on these facilities expire on various dates through November 2007.

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

In response to CWT’s complaint, Targus, Inc. (“Targus”) filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the first amended complaint and added Targus Europe as a defendant. Both Targus and Targus Europe have answered the amended complaint. In response to the amended complaint, Targus Europe and Targus filed cross-complaints against CWT. Targus alleges that it suffered damages due to allegedly defective products. Targus Europe alleges that it suffered damages due to the delayed delivery of products. The court-mandated case management conference was held on August 26, 2005, at which a June 2006 trial date was set. On April 4, 2006, the parties attended a voluntary mediation and executed a stipulation for settlement agreement whereby Targus agreed to pay CWT $500,000 and both parties agreed to a release and discharge of all claims and causes of actions brought by each party.

Targus was the exclusive distributor of our ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, we continued to honor our obligations under non-cancelable and non-returnable purchase orders placed by Targus and its affiliates and accepted by us through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments for product shipped under an open book account. Prior to the mediation, Targus and its affiliates owed us approximately $1.0 million, which was reflected in accounts receivable subject to litigation, net of a $0.3 million reserve in the consolidated balance sheet. We adjusted the reserve at January 31, 2006 by $0.2 million to reflect the terms of the executed stipulation for settlement agreement.

Pulsar v. Comarco, Inc. et al, Case No. BC30638, Superior Court of California County of Los Angeles—Central District:

During fiscal 2001, we sold a business that, among other things, provided airport management services. During the fourth quarter of fiscal 2004, we were sued by a tenant at an airport where we provided management services pursuant to a contract with the County of Los Angeles (prior to the sale of this business during fiscal 2001). The claimant seeks damages of $2.0 million in addition to other unspecified damages. This matter was dismissed on August 17, 2005.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2006 to a vote of our security holders.

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

	High	Low
Year ended January 31, 2006:
First Quarter	$8.84	$8.00
Second Quarter	8.75	7.34
Third Quarter	9.26	7.43
Fourth Quarter	11.85	8.59

Year ended January 31, 2005:
First Quarter	$9.95	$7.50
Second Quarter	7.50	6.65
Third Quarter	7.65	5.90
Fourth Quarter	8.96	7.00

Holders

As of April 14, 2006, there were 363 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock in the last two fiscal years. We anticipate that dividends on our common stock will not be paid for the foreseeable future and that all earnings will be retained for use in our business.

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended January 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Revenue:
Products	$42,260	$24,159	$29,208	$30,372	$37,397
Services	4,618	5,064	5,057	5,314	12,171

	46,878	29,223	34,265	35,686	49,568

Cost of revenue:
Products	26,727	17,445	18,591	26,229	18,324
Services	3,185	3,463	3,135	3,779	7,323

	29,912	20,908	21,726	30,008	25,647

Gross profit	16,966	8,315	12,539	5,678	23,921
Selling, general and administrative expenses	9,490	9,001	9,848	8,686	11,195
Asset impairment charges	—	—	—	205	—
Engineering and support expenses	7,682	7,521	5,812	5,194	5,003

Operating income (loss)	(206)	(8,207)	(3,121)	(8,407)	7,723
Other income, net	345	180	237	375	909
Gain on sale of investment in SwissQual and intangible asset	6,438	—	—	—	—
Minority interest in (earnings) loss of subsidiary	—	72	34	141	(50)

Income (loss) from continuing operations before income taxes and discontinued operations	6,577	(7,955)	(2,850)	(7,891)	8,582
Income tax expense (benefit)	201	2,426	(1,008)	(2,933)	3,156

Income (loss) from continuing operations	6,376	(10,381)	(1,842)	(4,958)	5,426
Income (loss) from discontinued operations	(45)	325	596	(5,185)	(324)

Net income (loss)	$6,331	$(10,056)	$(1,246)	$(10,143)	$5,102

Basic income (loss) per share:
Income (loss) from continuing operations	$0.86	$(1.41)	$(0.26)	$(0.71)	$0.77
Discontinued operations	(0.01)	0.04	0.09	(0.74)	(0.05)

Net income (loss)	$0.85	$(1.37)	$(0.17)	$(1.45)	$0.72

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.86	$(1.41)	$(0.26)	$(0.71)	$0.73
Discontinued operations	(0.01)	0.04	0.09	(0.74)	(0.05)

Net income (loss)	$0.85	$(1.37)	$(0.17)	$(1.45)	$0.68

	As of January 31,
	2006	2005	2004	2003	2002
	(In thousands)
Working capital	$29,443	$19,057	$25,213	$26,500	$27,046
Total assets	52,805	40,226	52,139	50,315	67,069
Borrowing under line of credit	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	36,108	29,774	38,891	38,186	47,937

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, our future effective tax rate, new product introductions, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, the impact of our enterprise resource planning systems implementation, the impact of our variable cost structure, and the existence or length of an economic recovery that involves risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part I, Item 1A and elsewhere in this report.

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

Our revenue and related cash flows are primarily derived from sales of our wireless test solutions (“WTS”) products, emergency call box systems and related maintenance services, and ChargeSource mobile power products. We have three reportable segments: WTS, Call Box, and ChargeSource. See “Segment Reporting” in Notes 2 and 20 of notes to our consolidated financial statements included in Part II, Item 8 of this report.

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

Wireless carriers are the primary customers for our WTS products. These customers operate in an environment driven by new technology, increased competition, and regulatory change. To compete effectively, the wireless carriers must offer their subscribers lower prices, improved quality of service, and innovative new services. Increasing minutes of use, global subscribers, and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. We continue to believe that wireless carriers are allocating increasing levels of capital resources to meet consumer demands and should also drive demand for our WTS products.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our WTS business:

•	Our North American region experienced significant year-over-year revenue growth.

•	Revenue is derived from a limited set of customers in each market where we do business and the timing and size of customer orders can vary greatly.

•	Our European region is served by our reseller SwissQual AG (“SwissQual”). For the year ended January 31, 2006, revenue derived from SwissQual totaled approximately $8.8 million.

•	During January 2006, Spirent acquired 100 percent of the outstanding shares of SwissQual, including our 18 percent ownership interest, for consideration totaling up to approximately $71.3 million. In conjunction with this transaction, we recorded a $6.1 gain on sale of our 18 percent equity investment in SwissQual.

•	During fiscal 2007, we expect increased competition in our European region. Additionally, we expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

•	We currently expect SwissQual to continue as our exclusive reseller in our European region until January 2007. We are currently establishing a direct sales and support organization for the European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect, if any, the sale of SwissQual to Spirent will have on SwissQual’s future sales of our products. Our success will depend in part upon our ability to replace SwissQual as the provider of sales and support services and upon our ability to compete with Spirent.

•	Through the end of fiscal 2005, revenue attributable to SwissQual sales was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the year ended January 31, 2006 was increased by approximately $1.0 million due to this change.

During fiscal 2006, our North American region experienced increased spending by certain wireless carriers. This increased spending can be attributed to several trends: (i) the expanded availability and implementation of new technologies such as 3G wireless and broadband wireless; (ii) activity generated by efforts to consolidate networks resulting from recent merger activity; (iii) network quality enhancement programs to reduce churn; and (iv) network expansion and capacity programs geared toward enabling new and enhanced services.

During the first quarter of fiscal 2006, we were awarded a contract from Verizon Wireless (“Verizon”) for our Seven.Five voice and data test systems. Verizon is converting its nationwide wireless network to the CDMA EvDO standard, which is considered to be the U.S. equivalent of 3G, and is utilizing Seven.Five to measure the quality of its network. We began delivering on this contract during the second quarter of fiscal 2006 and completed during the fourth quarter of fiscal 2006. For the fiscal year ended January 31, 2006, we recorded revenue attributable to this contract totaling approximately $6.7 million, excluding amortization of first year maintenance obligations.

During the third quarter of fiscal 2006, we were awarded an additional contract from Verizon to replace data testing equipment previously sourced from a competitor with our Seven.Five data systems. We delivered on the contract during the fourth quarter of fiscal 2006 and recorded revenue attributable to this contract totaling approximately $3.8 million, excluding amortization of first year maintenance obligations.

The two Verizon contracts discussed above were significant to our WTS business and its operations for the year ended January 31, 2006. While we currently expect to continue to win new business from Verizon during fiscal 2007, we do not expect this new business to recur at the same level achieved during fiscal 2006.

The wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results, as our business is characterized by sales to a limited set of customers in each region where we do business. The timing and size of customer orders can vary greatly making it difficult to forecast our results from period to period. Consequently, our WTS business may be affected in any single region by the priorities of a small group of customers.

Under our current agreement, SwissQual is responsible for reselling and supporting our co-branded Seven.Five products in Europe, the Middle East, and North Africa (our “European” region). We have a revenue sharing agreement in place that determines how much revenue we earn from SwissQual sales and, conversely, how much revenue SwissQual earns from our sales to customers located outside the European region. During January 2006, we sold our 18 percent ownership interest in SwissQual to Spirent.

Under the current distribution and sales agreement, SwissQual is expected to continue as exclusive reseller of our Seven.Five product platform in the European region through January 2007. We currently expect Spirent, through its acquisition of SwissQual, to compete for sales of mobile quality of service and benchmarking tools in the near future. This increased competition is expected to occur first in those regions of the world that deploy the wireless technologies currently adopted in our European region and with which SwissQual has expertise (e.g. GSM, GPRS, EDGE, WCDMA/UMTS). To effectively compete in the Americas and portions of Asia Pacific, vendors of wireless test and measurement tools must also have deep expertise in spread-spectrum wireless technologies (e.g. CDMA, CDMA2000, 1xEV-DO, EDGE). Our current Seven.Five product platform is compatible will all current wireless technologies and can be configured for all major markets worldwide.

We are currently establishing a direct sales and support organization for the European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support.

Emergency Call Box Systems

Our emergency call box business designs and manufactures emergency call box systems. Our call box products provide emergency communication over existing wireless networks. In addition to call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 12,300 call boxes that we maintain under long-term agreements that expire at various dates through February 2011.

Wireless carriers have begun reallocating spectrum away from analog, or first generation, wireless technologies to digital, or 2G and 2.5G, wireless technologies. As a result, state and local agencies are upgrading their existing call box systems to digital to maintain the functional efficiencies of their call box systems. Our upgraded call box products, based on 2.5G GSM and CDMA technologies, offer a complete solution of current technology and services at a low cost designed to meet our customers’ needs. During fiscal 2006 and with more than 19,000 call box units installed, we have seen strong demand for digital upgrades.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our call box business:

•	During the fourth quarter of fiscal 2005, we were awarded a project by the San Bernardino Service Authority for Freeway Emergencies (“SAFE”) to upgrade approximately 1,600 call boxes to digital, valued at $2.5 million. San Bernardino SAFE also renewed their call box system maintenance contract for approximately $3.3 million over a five-year term. We commenced work on this contract late in the fourth quarter of fiscal 2005 and completed the project during fiscal 2006 recording revenue relating to the digital upgrade project totaling approximately $1.9 million during fiscal 2006.

•	During the fourth quarter of fiscal 2005, we were awarded projects by the San Diego SAFE to upgrade approximately 1,400 call boxes with digital and text-telephony (“TTY”) technologies and retrofit approximately 1,000 call box sites to improve accessibility for persons with mobility limitations. These projects are valued at approximately $3.7 million. We commenced work on this contract during the fourth quarter of fiscal 2006 recording revenue totaling approximately $1.0 million. We expect to complete the balance of this upgrade project during fiscal 2007 and record revenue totaling approximately $2.7 million.

•	During fiscal 2006, we were awarded multiple projects from various California SAFEs to upgrade approximately 3,900 call boxes with a mix of digital and/or text-telephony (“TTY”) technologies and to perform other retrofit and site mitigation services. These projects are valued at approximately $7.9 million. We expect to complete a significant portion of these projects during fiscal 2007. The subject call box systems are located in the following California counties: Riverside, Merced, Monterey, San Benito, Santa Barbara, and Orange. Also included are the call box systems owned by the Metropolitan Transportation Commission SAFE, which service the nine counties of the San Francisco Bay Area.

•	As of January 31, 2006, there are approximately 12,300 call boxes that we maintain under long-term agreements. Certain of our SAFE customers have indicated that they intend to remove up to 1,600 call boxes to reduce the density of the systems and to make funds available for the necessary digital upgrades. We currently expect that as of January 31, 2007, there will be approximately 10,700 call boxes which we maintain under long-term agreements. Service revenue attributable to maintenance of existing call box systems is expected to total approximately $4.2 million in fiscal 2007.

•	Current and anticipated projects to upgrade and expand existing call box systems are concentrated with several customers that are agencies of California’s state and local governments, from whom we currently generate approximately 76 percent of our call box revenue. In addition, we believe that the severe financial challenges experienced by California state government created uncertainty for our governmental customers in California, causing them to delay upgrades and expansions of certain call box systems. While this trend appears to have reversed, as evidenced by the awarded projects discussed above, we continue to be vulnerable to the spending patterns of our customers that are concentrated in California.

Mobile Power Products (ChargeSource)

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

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our ChargeSource business:

•	During the third quarter of fiscal 2005, we entered into a supply agreement with Kensington, a tier-one distributor of consumer electronics, to distribute certain of our ChargeSource products to “Big Box” retailers and other channels. During fiscal 2006, we began shipping to Kensington as they obtained product placement within the retail channels. We currently expect to continue to ramp-up production of Kensington-branded ChargeSource products throughout fiscal 2007.

•	During January 2004 we entered into a supply agreement with Belkin Corporation (“Belkin” and the “Belkin Supply Agreement”) and began shipping a limited number of ChargeSource units to Belkin late in the first quarter of fiscal 2005. The subsequent sales and marketing efforts, as well as the ramp-up of unit sales of the Belkin-branded ChargeSource products did not meet our original expectations. The Belkin Supply Agreement was terminated in conjunction with the execution of the Mutual Release during the third quarter of fiscal 2005.

•	In addition to transitioning the distribution of our ChargeSource products to Kensington, during fiscal 2005, we transitioned the manufacturing of our redesigned ChargeSource product line to a contract manufacturer located in China. These distribution and manufacturing initiatives, which are expected to enhance our competitiveness in the marketplace, interrupted our business during fiscal 2005 and 2006 resulting in lower revenue from the sales of our ChargeSource products.

•	The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to continue to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it has been difficult for us to predict when our ChargeSource sales would reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement and continue to believe that our ChargeSource business can break even with quarterly revenue of approximately $5.0 million.

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

Software Development Costs

We had $1.4 million of capitalized software as of January 31, 2006, net of accumulated amortization of $7.1 million. Capitalized software amortization expense is included in cost of revenue. We capitalize software developed for sale or lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS No. 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Technological feasibility is generally demonstrated by the completion of a working model. Our policy is to capitalize the costs associated with development of new products and expense the costs associated with new releases, which primarily consist of enhancements or increased functionality of software embedded in existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project and in estimating the economic life of the related product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to our customers. Each quarter we compare capitalized software development costs to our estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

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

During fiscal 2006, we recorded net income of $6.3 million and utilized approximately $2.8 million of our net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006, continues to be fully reserved.

Valuation of Goodwill

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we no longer amortize goodwill from acquisitions, but continue to amortize other acquisition-related intangibles and costs. As of January 31, 2006, we had $2.4 million of goodwill recorded in our audited consolidated balance sheet.

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

We performed our annual goodwill impairment analysis as of January 31, 2006, and identified no impairment. The impairment review is based upon a discounted cash flow approach that uses estimates of future market share and revenue and costs for the reporting units, as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We also annually review the useful lives of each of our intangible assets. As of January 31, 2006, we had $1.3 million of non-goodwill acquired intangible assets recorded in intangible assets, which includes $0.4 million for software rights and $0.9 million for intellectual property rights.

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

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2006, 2005, and 2004:

Consolidated

	Years Ended January 31,							2006 over 2005 % Change	2005 over 2004 % Change
	2006			2005		2004
	(In thousands)
			% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$42,260		90%	$24,159	83%	$29,208	85%	75%	(17%)
Services	4,618		10%	5,064	17%	5,057	15%	(9%)	—

	$46,878		100%	$29,223	100%	$34,265	100%	60%	(15%)

Operating loss	$(206)			$(8,207)		$(3,121)

Income (loss) from continuing operations	$6,376	(1)		$(10,381)		$(1,842)

(1)	Includes gain on sale of investment in SwissQual and intangible asset totaling $6.4 million.

	Years Ended January 31,			2006 over 2005 % Change	2005 over 2004 % Change
	2006	2005	2004
	(In thousands)
Revenue:
Americas
North America	$31,718	$15,415	$28,867	106%	(47%)
Others	2,855	6,290	2,033	(55%)	209%
Europe	12,022	7,168	3,105	68%	131%
Asia—Pacific	283	350	260	(19%)	35%

	$46,878	$29,223	$34,265	60%	(15%)

Revenue

Revenue in fiscal 2006 increased by $17.6 million, or 60 percent, over fiscal 2005. This increase was driven by increased sales from all three business segments with WTS, call box and ChargeSource growing 46 percent, 52 percent, and 113 percent, respectively, on a year-over-year basis.

Revenue in fiscal 2005 decreased by $5.0 million, or 15 percent, over fiscal 2004. This decrease was driven by the disruption of our ChargeSource business attributable to the changes in our distribution relationships and our relocation of manufacturing to China resulting in a $10.4 million decrease in ChargeSource revenue, partially offset by a $5.7 million increase in sales of our WTS products driven by the release of our newly-developed Seven.Five product platform.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$24,801	59%	$15,474	64%	$15,819	54%	60%	(2%)
Amortization—software development products	1,926	4%	1,971	8%	2,772	10%	(2%)	(29%)

	26,727	63%	17,445	72%	18,591	64%	53%	(6%)

Services	3,163	68%	3,441	68%	3,113	62%	(8%)	11%
Amortization—software development services	22	1%	22	—	22	—	—	—

	3,185	69%	3,463	68%	3,135	62%	(8%)	11%

	$29,912	64%	$20,908	72%	$21,726	63%	43%	(4%)

	Years Ended January 31,						2006 over 2005 Change	2005 over 2004 Change
	2006		2005		2004
		(In thousands)
Gross margin:
Products		37%		28%		36%	9	(8)
Services		31%		32%		38%	(1)	(6)
Combined gross margin		36%		28%		37%	8	(9)

Cost of revenue in fiscal 2006 increased 43 percent over fiscal 2005 driven by increased product sales. As a percentage of revenue, cost of revenue in fiscal 2006 decreased by 8 percentage points to 64 percent. Excluding amortization of software development costs, cost of revenue as a percentage of revenue in fiscal 2006 decreased 5 percentage points to 60 percent compared to fiscal 2005. The fiscal 2006 decrease in cost of revenue as a percentage of revenue was principally due to increased year-over-year sales of our WTS products in our North American region made by our direct sales force and increased absorption of fixed manufacturing overhead attributable to increased manufacturing activity experienced by our three business segments, partially offset by increased charges for excess and obsolete inventory of $0.8 million.

Cost of product revenue decreased 6 percent in fiscal 2005 compared to fiscal 2004. Due to significantly lower sales of our ChargeSource products during fiscal 2005, related cost of revenue decreased approximately $4.0 million, which was partially offset by a $3.3 million increase in cost of revenue attributable to sales of our WTS products. Gross margin in fiscal 2005 decreased 9 percentage points to 28 percent primarily due to lower sales of our ChargeSource products during fiscal 2005 and the inability to absorb fixed manufacturing and start-up costs attributable to transitioning the production of our ChargeSource products to a contract manufacturer located in China, as well as increased charges for excess and obsolete inventory of $0.7 million.

Operating Costs and Expenses

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$4,386	9%	$5,336	18%	$6,276	18%	(18%)	(15%)
Allocated corporate overhead	5,104	11%	3,665	12%	3,572	11%	39%	3%
Gross engineering and support expenses	7,682	17%	7,521	26%	8,581	25%	2%	(12%)
Capitalized software development costs	—	—	—	—	(2,769)	(8%)	—	—

	$17,172	37%	$16,522	56%	$15,660	46%	4%	6%

Selling, general and administrative expenses in fiscal 2006 decreased $1.0 million, or 18 percent, compared to fiscal 2005. The fiscal 2006 decrease was primarily due to the recovery of bad debt expense related to our WTS business, totaling approximately $0.5 million in fiscal 2006, compared to bad debt expense recorded in fiscal 2005 of approximately the same amount.

Selling, general and administrative expenses in fiscal 2005 decreased approximately $0.9 million, or 15 percent, compared to fiscal 2004 primarily due to legal settlements and related fees incurred in fiscal 2004, totaling approximately $1.8 million, which exceeded similar type costs incurred in fiscal 2005 by approximately $1.4 million. Additionally, bad debt expense decreased $300,000 in fiscal 2005, primarily due to the reversal of previously established reserves for uncollectible ChargeSource accounts receivable that were collected. Offsetting the decrease in legal related expenses and bad debt expense and consistent with increased sales of our WTS products, selling related expenses increased by approximately $0.8 million in fiscal 2005 compared to fiscal 2004.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. As a percentage of revenue, allocated corporate overhead remained stable at 11 percent and 12 percent of revenue for fiscal 2006 and 2005, respectively.

The $1.4 million increase in fiscal 2006 allocated corporate overhead relates primarily to consulting fees incurred for Sarbanes-Oxley 404 readiness of $0.5 million and increased professional services expense of $0.3 million, primarily audit and tax related, and increased incentive compensation of approximately $0.6 million reflecting improved financial results in fiscal 2006.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses in fiscal 2006 increased approximately $0.1 million compared to fiscal 2005 following a $1.1 million decrease in fiscal 2005 compared to fiscal 2004. During the first half of fiscal 2004, our WTS business completed the development of our Seven.Five product platform. As a result, we were able to reduce our engineering and support costs in fiscal 2005 and maintain stable engineering and support expenses in fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2006 or 2005 as we completed the development of the software embedded in our Seven.Five product platform during the first half of fiscal 2004. Currently, we do not expect to capitalize software development costs during fiscal 2007.

Capitalized software development costs totaled approximately $2.8 million for fiscal 2004 and were consistent with the timing of the Seven.Five product platform development program.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, was $345,000, $180,000, and $237,000 in fiscal 2006, 2005, and 2004, respectively. The increase in other income in 2006 over 2005 of $165,000 is due to increases in our cash balances coupled with higher interest rates. The decline in other income in 2005 over 2004 is primarily caused by reduced interest income earned on decreased cash balances.

Gain on Sale of Investment in SwissQual and Intangible Asset

As further discussed in the section entitled “Results of Operations—Wireless Test Solutions” during January 2006, we sold our 18 percent interest in SwissQual. Upon the closing of the transaction, we received approximately $6.8 million of the closing consideration, net of transaction costs, and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. We recorded a gain on sale of investment totaling $6.1 million, which was based on the cash consideration we received.

Prior to the sale transaction, SwissQual declared and paid a dividend to its then current shareholders. During January 2006, we recorded the approximately $0.4 million dividend declared as a reduction in the cost basis of our investment in SwissQual. Additionally, during December 2005, we sold rights to software to SwissQual for approximately $0.5 million. At the time of the sale, such software rights had an unamortized book value of approximately $0.2 million. Accordingly, we recorded a gain on sale of intangible assets totaling approximately $0.3 million.

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

During fiscal 2006, we recorded net income of $6.3 million and $0.2 million in AMT income tax expense and utilized approximately $2.8 million of our net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006 continues to be fully reserved.

Wireless Test Solutions (“WTS”)

Revenue

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$24,327	99%	$16,475	98%	$11,112	100%	48%	48%
Services	207	1%	365	2%	38	—	(43%)	861%

	$24,534	100%	$16,840	100%	$11,150	100%	46%	51%

Operating income (loss)	$1,675		$(4,432)		$(2,302)

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
Revenue:
Americas:
North America	$12,855		$3,686		$7,681		249%	(52%)
Others	2,855		6,290		2,033		(55%)	209%
Europe	8,630		6,861		1,433		26%	379%
Asia—Pacific	194		3		3		6,367%	—

	$24,534		$16,840		$11,150		46%	51%

Revenue in fiscal 2006 increased by 46 percent compared to fiscal 2005 driven by two contracts, among others, from Verizon for the purchase of our Seven.Five voice and data systems. These contracts were significant to our WTS business and its operations for fiscal 2006 and were primarily responsible for the fiscal 2006 revenue increase in our North American region, which increased 249 percent compared to fiscal 2005. Revenue in fiscal 2006 derived from our customers in Latin America/South America decreased 55 percent compared to fiscal 2005. This decrease highlights that the wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results and that our business is characterized by sales to a limited set of customers in each region where we do business. The timing and size of customer orders can vary greatly making it difficult to forecast our results from period to period. Consequently, our WTS business is affected in any single region by the priorities of a small group of customers.

During fiscal 2006, SwissQual, the exclusive reseller in our European region continued to achieve year-over-year revenue growth, which continues to validate market acceptance of our Seven.Five product platform. Revenue in fiscal 2006 from SwissQual increased 34 percent compared to fiscal 2005. During January 2006, Spirent purchased 100 percent of the outstanding stock of SwissQual, which included our 18 percent equity investment. We currently expect SwissQual to continue as the exclusive reseller of our Seven.Five product platform in our European region through January 2007. See the section entitled “Risk Factors.”

Revenue in fiscal 2005 increased by 51 percent compared to fiscal 2004. During the first half of fiscal 2004, we completed development of our Seven.Five product platform and it was available for sale during all of fiscal 2005. Geographically, our customers in the Europe and Latin America/South America regions were furthest along in deploying 3G wireless technologies and, accordingly were the first regions to adopt the new 3G Seven.Five product platform. Revenue from our North America region declined 52 percent due to delays by wireless carriers based in North America in deploying 3G technologies across their wireless networks.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$10,896	45%	$8,284	50%	$4,192	38%	32%	98%
Amortization—software development	1,926	8%	1,971	12%	2,772	25%	(2%)	(29%)

	12,822	53%	10,255	62%	6,964	63%	25%	47%

Services	73	35%	28	8%	—	—	161%	—

	$12,895	53%	$10,283	61%	$6,964	63%	25%	48%

	Years Ended January 31,						2006 over 2005 Change	2005 over 2004 Change
	2006		2005		2004
	(In thousands)
Gross margin:
Products		47%		38%		37%	9	1
Services		65%		92%		100%	(27)	(8)
Combined gross margin		47%		39%		37%	8	2

Cost of revenue in fiscal 2006 increased 25 percent over fiscal 2005 driven by increased product sales. As a percentage of revenue, cost of revenue in fiscal 2006 decreased by 8 percentage points to 53 percent. Excluding amortization of software development costs, cost of revenue as a percentage of revenue in fiscal 2006 decreased 4 percentage points to 45 percent compared to fiscal 2005. The fiscal 2006 decrease in cost of revenue as a percentage of revenue was due to the following factors:

•	Increased year-over-year sales in our North American region made by our direct sales force, which provided increased net revenue to Comarco on sales of our Seven.Five products as compared to sales made by SwissQual in our European region;

•	No sales of third-party non-core products with lower gross margins during fiscal 2006, and

•	Increased absorption of fixed manufacturing overhead attributable to increased manufacturing activity experienced by our other two segments.

Driven by increased sales, cost of revenue in fiscal 2005 increased by 48 percent over fiscal 2004. As a percentage of revenue, cost of revenue in fiscal 2005 decreased by 2 percentage points to 61 percent compared to fiscal 2004. Excluding amortization of software development costs, cost of revenue as a percentage of revenue in fiscal 2005 increased by 11 percentage points to 49 percent compared to fiscal 2004. The fiscal 2005 increase in cost of revenue as a percentage of revenue was due to the following factors:

•	Increased year-over-year sales through SwissQual, our exclusive reseller responsible for product and customer support in our European region, which provided reduced net revenue to Comarco on sales of our Seven.Five products as compared to sales made by our direct sales force in our exclusive regions;

•	Sales of third-party non-core products with lower gross margins, and

•	Decreased absorption of fixed manufacturing overhead attributable to decreased manufacturing activity experienced by our other two segments.

Amortization of previously capitalized software development costs, which totaled approximately $1.9 million in fiscal 2006, is currently expected to be approximately $1.1 million and $0.3 million for fiscal 2007, and 2008, respectively.

Operating Costs and Expenses

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating costs and expenses:
Selling, general and administrative expenses, excluding corporate overhead	$2,641	11%	$3,946	24%	$2,145	19%	(33%)	84%
Allocated corporate overhead	2,488	10%	2,084	12%	1,297	12%	19%	61%
Gross engineering and support expenses	4,835	20%	4,958	29%	5,815	52%	(2%)	(15%)
Capitalized software development costs	—	—	—	—	(2,769)	(25%)	—	(100%)

	$9,964	41%	$10,988	65%	$6,488	58%	(9%)	69%

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general and administrative expenses in fiscal 2006 decreased approximately $1.3 million, or 33 percent, compared to fiscal 2005. The fiscal 2006 decrease in selling, general and administrative expenses was due to the following factors:

•	During fiscal 2006, we collected bad debts totaling approximately $0.5 million, which were previously reserved during the prior fiscal year, and

•	Fiscal 2005 included a $0.4 million charge recognized in settlement of a dispute with a significant customer based in Latin America.

Excluding these charges and subsequent collections of bad debts, selling, general and administrative expenses in fiscal 2006 were comparable to fiscal 2005.

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

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses decreased approximately $0.9 million, or 15 percent, in fiscal 2005 compared to fiscal 2004. As previously discussed, we completed the development of our Seven.Five product platform during the first-half of fiscal 2004 and have entered a maintenance mode with respect to the product platform. As a result, we were able to reduce our engineering and support costs in fiscal 2005 and maintain stable engineering and support expenses in fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2006 and 2005 as we completed the development of the software embedded in our Seven.Five product platform during the first half of fiscal 2004. Currently, we do not expect to capitalize software development costs during fiscal 2007.

Capitalized software development costs totaled approximately $2.8 million for fiscal 2004 and are consistent with the timing of the Seven.Five product platform development program.

During January 2006, Spirent acquired 100 percent of the outstanding shares of SwissQual, including our 18 percent ownership interest, for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, we received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for our 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During January 2006, we recorded a gain on sale of investment totaling $6.1 million, which was based on the cash consideration we received. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, we expect to record an additional gain when the contingencies have lapsed and the funds are probable of receipt.

Prior to the acquisition, SwissQual declared and paid a dividend to the then current shareholders. During January 2006, we recorded the approximately $0.4 million dividend declared as a reduction in the cost basis of our investment in SwissQual. Additionally, during December 2005, we sold rights to software to SwissQual for approximately $0.5 million. At the time of the sale, such software rights had an unamortized book value of approximately $0.2 million. Accordingly, we recorded a gain on sale of the intangible asset totaling approximately $0.3 million.

The gain on sale of investment in SwissQual and intangible asset is comprised of the following (in thousands):

		Total Gain
Sale of investment in SwissQual:
Cash proceeds	$6,774
Less: Cost basis	(1,073)
Dividend declared (before withholding)	420

Gain on sale of investment in SwissQual		$6,121
Sale of intangible asset:
Cash proceeds	550
Less: Cost basis	(233)

Gain on sale of intangible asset		317

Gain on sale of investment in SwissQual and intangible asset		$6,438

Emergency Call Box Systems

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$5,630	56%	$1,896	29%	$1,945	28%	197%	(3%)
Services	4,411	44%	4,699	71%	5,019	72%	(6%)	(6%)

	$10,041	100%	$6,595	100%	$6,964	100%	52%	(5%)

Operating income	$1,649		$591		$606

	Years Ended January 31,			2006 over 2005 % Change	2005 over 2004 % Change
	2006	2005	2004
	(In thousands)
Revenue:
Americas:
North America	$10,041	$6,595	$6,962	52%	(5%)
Others	—	—	—	—	—
Europe	—	—	2	—	(100%)
Asia—Pacific	—	—	—	—	—

	$10,041	$6,595	$6,964	52%	(5%)

Revenue

Revenue in fiscal 2006 increased by 52 percent over fiscal 2005 due to our performance under the San Bernardino and San Diego digital upgrade contracts awarded during the fourth quarter of fiscal 2005. As previously discussed, demand for digital upgrades to the existing installed base is expected to drive increased product revenue in fiscal 2007.

Revenue in fiscal 2005 decreased by 5 percent over fiscal 2004 due to both reduced product sales and services revenue. In fiscal 2004, services were provided to specific call box systems that were in addition to the scope of their respective long-term maintenance contracts. These additional services typically consist of site mitigation (wheelchair accessibility), and the removal and relocation of specific call box units. Revenue for these services tends to fluctuate from year to year.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$3,357	60%	$1,027	54%	$1,422	73%	227%	(28%)
Services	3,090	70%	3,413	73%	3,113	62%	(9%)	10%
Amortization—software development	22	1%	22	—	22	—	—	—

	3,112	71%	3,435	73%	3,135	62%	(9%)	10%

	$6,469	64%	$4,462	68%	$4,557	65%	45%	(2%)

	Years Ended January 31,						2006 over 2005 Change	2005 over 2004 Change
	2006		2005		2004
	(In thousands)
Gross margin:
Products		40%		46%		27%	(6)	19
Services		29%		27%		38%	2	(11)
Combined gross margin		36%		32%		35%	4	(3)

Cost of revenue in fiscal 2006 increased 45 percent over fiscal 2005 due to increased product sales and a charge for excess and obsolete inventory partially offset by decreased material costs in support of service revenue. As a percentage of revenue, cost of product revenue in fiscal 2006 increased by 6 percentage points to 60 percent. Fiscal 2006 cost of product revenue included a $0.3 million charge, or 6 percent of product revenue, to write down excess and obsolete inventory to its market value based on current and future market demand. There was no such charge incurred during fiscal 2005. As a percentage of revenue, cost of service revenue in fiscal 2006 decreased by 2 percentage points to 71 percent. While service revenue for fiscal 2006 decreased by approximately $0.3 million in comparison to the prior fiscal year, fiscal 2006 materials usage in support of service revenue decreased by approximately the same amount resulting in a decrease in cost of service revenue as a percentage of revenue for fiscal 2006. On a combined basis, cost of revenue as a percentage of revenue decreased by 4 percentage points to 64 percent due to increased product sales and a positive change in mix of business.

Cost of revenue in fiscal 2005 decreased 2 percent over fiscal 2004. As a percentage of revenue, cost of product revenue in fiscal 2005 decreased by 19 percentage points to 54 percent. Fiscal 2004 cost of product revenue included a $0.2 million charge in settlement of a dispute with the Los Angeles SAFE. The remainder of the decrease in fiscal 2005 cost of product revenue is attributable to higher fixed manufacturing costs as a percentage of revenue incurred during fiscal 2004 as compared to fiscal 2005. Cost of service revenue in fiscal 2005 increased 10 percent over fiscal 2004. This increase is attributable to increased material usage and field personnel costs in fiscal 2005.

Operating Costs and Expenses

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$339	3%	$335	5%	$676	10%	1%	(50%)
Allocated corporate overhead	906	9%	587	9%	606	9%	54%	(3%)
Gross engineering and support expenses	678	7%	621	9%	519	7%	9%	20%

	$1,923	19%	$1,543	23%	$1,801	26%	25%	(14%)

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

Mobile Power Products (ChargeSource)

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$12,303	100%	$5,788	100%	$16,151	100%	113%	(64%)
Services	—	—	—	—	—	—	—	—

	$12,303	100%	$5,788	100%	$16,151	100%	113%	(64%)

Operating loss	$(3,530)		$(4,366)		$(1,425)

	Years Ended January 31,			2006 over 2005 % Change	2005 over 2004 % Change
	2006	2005	2004
	(In thousands)
Revenue:
Americas:
North America	$8,822	$5,134	$14,224	72%	(64%)
Others	—	—	—	—	—
Europe	3,392	307	1,670	1,005%	(82%)
Asia—Pacific	89	347	257	(74%)	35%

	$12,303	$5,788	$16,151	113%	(64%)

	Years Ended January 31,			2006 over 2005 % Change	2005 over 2004 % Change
	2006	2005	2004
	(In thousands)
Revenue:
Kensington	$11,827	$948	$—	1,148%	—
Belkin	—	641	—	(100%)	—
Targus	—	4,131	16,151	(100%)	(74%)
Battery Biz	404	—	—	—	—
Other	72	68	—	6%	—

	$12,303	$5,788	$16,151	113%	(64%)

Revenue in fiscal 2006 increased by 113 percent over fiscal 2005. This increase was primarily driven by the success of Kensington and their ability to penetrate the “Big Box” retailers and place our ChargeSource products. Kensington replaced Belkin as our exclusive distributor for the retail channels during the third quarter of fiscal 2005.

Revenue in fiscal 2005 decreased by 64 percent over fiscal 2004. This decrease is attributable to disruption in our business caused by the following initiatives:

•	Replacing Targus and Belkin with Kensington as our exclusive distributor for the retail channels during fiscal 2005,

•	Redesigning our entire ChargeSource product line, and

•	Transitioning all product manufacturing to a contract manufacturer located in China.

The above initiatives were substantially completed during fiscal 2006 and are expected to enhance our competitiveness in the marketplace during fiscal 2007.

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

Cost of Revenue and Gross Margin

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$10,548	86%	$6,163	106%	$10,205	63%	71%	(40%)
Amortization—software development	—	—	—	—	—	—	—	—

	10,548	86%	6,163	106%	10,205	63%	71%	(40%)
Services	—	—	—	—	—	—	—	—

	$10,548	86%	$6,163	106%	$10,205	63%	71%	(40%)

	Years Ended January 31,						2006 over 2005 Change	2005 over 2004 Change
	2006		2005		2004
	(In thousands)
Gross margin:
Products		14%		(6%)		37%	20	(43)
Services		—		—		—	—	—

		14%		(6%)		37%	20	(43)

Cost of revenue in fiscal 2006 increased 71 percent over fiscal 2005 reflecting increased product sales. Cost of revenue as a percentage of revenue decreased primarily due to increased product sales and the resulting improved absorption of fixed manufacturing costs. Cost of revenue for fiscal 2006 and 2005 included scrap and inventory charges totaling $1.3 million and $1.1 million, respectively. These charges were attributable to several factors including:

•	Transitioning our contract manufacturer from a consignment model to turn-key;

•	Write off of excess inventory and finished goods that were procured and manufactured based on anticipated market demand, and

•	Write off of finished goods that were manufactured for our former distribution partners (Targus and Belkin).

While these factors are common when transitioning to contract manufacturing and to a new distribution partner, we believe that we are now in a position to mitigate these factors and better control excess and obsolete inventory. Excluding these charges, cost of revenue as a percentage of revenue in fiscal 2006 and fiscal 2005 was 75 percent and 87 percent, respectively.

Driven by decreased sales of our ChargeSource products, cost of revenue in fiscal 2005 decreased 40 percent over fiscal 2004. As a percentage of revenue, cost of revenue in fiscal 2005 increased by 43 percentage points to 106 percent. Due to the transition factors discussed above and related costs and production delays incurred during fiscal 2005 and the resulting lower sales, cost of revenue in fiscal 2005 exceeded revenue.

Operating Costs and Expenses

	Years Ended January 31,						2006 over 2005 % Change	2005 over 2004 % Change
	2006		2005		2004
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$1,406	11%	$1,055	18%	$3,455	22%	33%	(69%)
Allocated corporate overhead	1,710	14%	994	17%	1,669	10%	72%	(40%)
Gross engineering and support expenses	2,169	18%	1,942	34%	2,247	14%	12%	(14%)

	$5,285	43%	$3,991	69%	$7,371	46%	32%	(46%)

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general and administrative expenses in fiscal 2006 increased by approximately $0.4 million, or 33 percent, compared to fiscal 2005. During fiscal 2005, we recovered a bad debt expense in the amount of approximately $0.3 million. No similar cost recovery was realized in fiscal 2006. Additionally, in fiscal 2006 we recorded $0.2 million in bad debt expense as a result of a voluntary mediation held on April 4, 2006 between Targus and CWT. The additional reserve recorded in fiscal 2006 brings the net receivable balance due from Targus down to $500,000, the amount Targus agreed to pay pursuant to the executed stipulated settlement agreement.

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

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses increased approximately $0.2 million, or 12 percent, in fiscal 2006 compared to fiscal 2005. The increase is primarily due to the addition of engineering design resources, including employees, temporary labor, and outside design consultants, in support of our certain development programs that address the need for higher powered adapters, OEM design and performance requirements, and national and international regulatory requirements.

Engineering and support expenses decreased approximately $0.3 million, or 14 percent, in fiscal 2005 compared to fiscal 2004. The decrease is primarily due to reduced use of temporary labor and outside design consultants.

Business Outlook

Our WTS business derives revenue from a limited set of customers and the timing and size of customer orders can vary greatly. As a result, WTS revenue can fluctuate from quarter to quarter. Currently, we expect WTS revenue for fiscal 2007 to range from $20 million to $24 million with a stronger second half of the year. WTS revenue for the first quarter ended April 30, 2006 is expected to range between $3.5 million and $4.0 million.

Regarding ChargeSource, we expect to continue to gain placement in retail, OEM, and other channels through its relationship with Kensington and others and launch a range of strategic new products. As a result, we expect ChargeSource revenue for fiscal 2007 to grow in comparison to the prior fiscal year and range between $16.0 million and $18.0 million. ChargeSource revenue for the first quarter of fiscal 2007 is expected to range between $3.5 million and $4.0 million.

Our call box business enters fiscal 2007 with contracts to upgrade a significant portion of the installed base to digital and TTY technologies. Supported by these contracts and project awards, the emergency call box revenue for fiscal 2006 is currently expected to total approximately $18.0 million. During the first quarter of fiscal 2007, we experienced a delay in commencing work on a significant upgrade project. This project is now expected to commence in May 2006. Call box revenue for the first quarter of fiscal 2007 is expected to range between $2.5 million and $3.0 million.

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

Additionally, during fiscal 2001, we sold our defense and commercial staffing businesses, the non-wireless businesses.

In fiscal 2005, we recorded income of $325,000 related primarily to the release of indemnification provisions provided by the terms of one of these sale transactions.

In fiscal 2006, we recorded expense of $45,000, primarily related to workers compensation expenses related to the staffing business. As of January 31, 2006, all estimated exit costs of the sale of both EDX and the non-wireless businesses have been utilized and we do not expect any discontinued operations in fiscal 2007.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Cash provided by (used in):
Operating activities	$7,257	$(1,814)	$(6,382)
Investing activities	6,487	(1,333)	(4,426)
Financing activities	3	370	470

Operating Activities

Cash provided by operating activities of $7.3 million in fiscal 2006 increased $9.1 million compared to fiscal 2005. This increase was driven by net income of $6.3 million, non-cash charges totaling $3.8 million and

$1.7 million for depreciation and amortization and provisions for obsolete inventory, respectively, offset by gains totaling $6.4 million related to the sales of our investment in SwissQual and software rights. Also, a net change in operating assets and liabilities resulted in a $2.0 million increase in cash flow. Within the net change in operating assets and liabilities, increased sales resulted in an increase in accounts receivable and inventory, decreasing cash flow by $5.2 million, which was offset by a $1.7 million increase in deferred revenue and a $4.3 million increase in accrued liabilities.

Cash used in operating activities of $1.8 million in fiscal 2005 decreased $4.6 million compared to fiscal 2004. This decrease was driven by a net loss of $10.1 million, offset by non-cash charges totaling $4.5 million, $2.9 million, $1.0 million, and $0.3 million for depreciation and amortization, charges to fully reserve our deferred tax asset, provisions for obsolete inventory, and provisions for doubtful accounts, respectively, and a net change in operating assets and liabilities that resulted in a $0.5 million decrease in cash flow. Within the net change in operating assets and liabilities, decreased sales resulted in a decrease in accounts receivable and due from affiliate, increasing cash flow by $5.0 million, which was offset by a $3.3 million increase in inventory and a $1.7 million increase in deferred revenue.

Previously, we included cash flows from discontinued operations as a single amount in our consolidated statement of cash flows. In fiscal 2006, we separately disclosed the components of cash flows of discontinued operations, reconciled operating cash flows from net income rather than income from continuing operations, and restated our statements of cash flows for fiscal 2005 and 2004 to conform to the current presentation.

We increased our inventory balance in fiscal 2005 by approximately $3.3 million in support of expected demand. As discussed above, we transitioned the manufacturing of our ChargeSource products from in-house to a contract manufacturer located in China. In support of this effort, we have procured long-lead and other electrical components in accordance with our planned production plan. It is our current strategy to have our contract manufacturer build ChargeSource products under a turnkey model, whereby the contract manufacture procures all necessary components directly from our existing supply base and we simply procure the finished good from the contract manufacturer. During the first quarter of fiscal 2006, we received the first purchase orders for our component inventory, totaling approximately $0.6 million, from our contract manufacturer.

Cash Flows from Investing Activities

We purchased $0.8 million of property and equipment in fiscal 2006, compared to $1.3 million in fiscal 2005, and $1.7 million in fiscal 2004. The decreases in fiscal 2006 and fiscal 2005 are primarily due to transitioning manufacturing of our ChargeSource products from in-house to a contract manufacturer located in China. Accordingly, we no longer have requirements to acquire, upgrade, and maintain ChargeSource production equipment. Additionally, we have outsourced the design of non-critical components to our supply chain located in Asia, which has reduced our on-going investment in tooling.

The development of software is critical to our WTS products. During the first half of fiscal 2004, we completed the development of our Seven.Five product platform, which is compatible with all 2G, 2.5G, and 3G wireless technologies. During fiscal 2005 and subsequent to the completion of the development program, we transitioned into a maintenance mode. Accordingly, we capitalized no software development costs in fiscal 2006 and fiscal 2005. In fiscal 2004, we capitalized software development costs totaling $2.8 million. Currently, we do not expect to capitalize any software development in fiscal 2007 as our Seven.Five product platform is a modular solution that can be upgraded for new wireless technologies and configured for all wireless carriers irrespective of the wireless technologies deployed. In conjunction with the development and maintenance of Seven.Five, we expended $0.3 million, $0.1 million, and $0.5 million in fiscal 2006, 2005, and 2004, respectively, on rights to various wireless technologies.

During January 2006, we sold our 18 percent interest in SwissQual to Spirent. See the “Wireless Test Solutions” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prior to the acquisition by Spirent, SwissQual declared and paid a dividend to the then current shareholders. During January 2006, we recorded the approximately $0.4 million dividend declared as a reduction in the cost basis of our investment in SwissQual. As of January 31, 2006, we have received approximately $0.3 million, net of $0.1 million withheld by Swiss tax authorities and which we currently expect to be recaptured. Additionally, during December 2005, we sold rights to software to SwissQual for approximately $0.5 million. At the time of the sale, such software rights had an unamortized book value of approximately $0.2 million. Accordingly, we recorded a gain on sale of intangible assets totaling approximately $0.3 million.

During January 2004, we sold the net assets of our EDX reporting unit for $0.6 million in cash and recognized a pre-tax gain of $0.5 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million in fiscal 2005 and $0.5 million in fiscal 2004. In fiscal 2005 proceeds from the sales of common stock issued through employee and director stock option plans constituted all of our cash flows from financing activities. In fiscal 2004 proceeds from the sales of common stock issued through employee and director stock option plans, offset by the repurchase of our common stock, constituted all of our cash flows from financing activities.

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2004, we repurchased approximately 2.6 million shares for an average price of $8.22 per share. During fiscal 2004, we repurchased approximately 26,000 shares in the open market for an average price of $7.61 per share. During fiscal 2006 and 2005, we had no stock repurchases.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•	Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our WTS products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue, operating results, and cash flows.

•	We rely exclusively on SwissQual to sell to and support customers in a very important region, Europe. Should SwissQual sales decrease or if their ability to pay for our products becomes impaired, our revenue, operating results, and cash flows would be negatively impacted. We are currently establishing a direct sales and support organization for the European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support. We are unsure as to what long term effect, if any, the sale of SwissQual to Spirent will have on SwissQual’s future sales of our products.

•	In the event Kensington, the distributor of our ChargeSource products, is unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the contract manufacturer of our ChargeSource products become unable to manufacturer our ChargeSource products at the level currently anticipated, our operating results and cash flows would be negatively impacted.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2006 (in thousands):

	Payments due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	Total
Operating lease obligations	$397	$54	$—	$451
Purchase obligations	6,840	—	—	6,840

	$7,237	$54	$—	$7,291

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires that the compensation costs relating to such transactions be recognized at fair value in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. We adopted the statement on February 1, 2006, as required. We have selected the modified prospective application transition method and will continue to use the Black-Scholes option-pricing model to determine the fair value of options granted. We are still studying the impact of applying the various provisions of SFAS No. 123R. However, it is expected that our expense for stock based compensation will increase.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides guidance on the initial implementation of SFAS No. 123R. In particular, the statement includes guidance related to share-based payment (“SBP”) awards with non-employees, valuation methods, and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with SBP awards and accounting for the income tax effects of SBP awards upon the adoption of SFAS No. 123R. We are currently assessing the guidance provided in SAB No. 107 in connection with the implementation of SFAS No. 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. SFAS No. 154 also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning in fiscal year 2007.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2006, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our balance sheet at their market value, with the unrealized gains and losses reflected as adjustments to both short-term investments and the deferred compensation liability. We have also invested in equity instruments of SwissQual, a privately held company. As previously discussed, we sold our 18 percent interest in SwissQual to Spirent in January 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comarco, Inc.

Irvine, California:

We have audited the accompanying consolidated balance sheets of Comarco, Inc. as of January 31, 2006 and January 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2006. We have also audited the fiscal 2006 and 2005 information in the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the fiscal 2006 and 2005 information in the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comarco, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Comarco, Inc. and subsidiaries for the year ended January 31, 2004. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts for the year ended January 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Comarco, Inc. and subsidiaries for the year ended January 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Costa Mesa, California

May 9, 2004, except as to Note 20,

which is as of May 11, 2005

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$26,017	$12,270
Short-term investments	1,166	1,598
Accounts receivable, net of reserves of $78 and $551	9,285	4,575
Accounts receivable subject to litigation, net of reserves of $480 and $280	500	701
Amounts due from affiliate	—	1,100
Inventory, net of reserves of $1,910 and $2,212	8,749	8,448
Other current assets	423	817

Total current assets	46,140	29,509
Property and equipment, net	1,595	2,154
Software development costs, net	1,361	3,543
Acquired intangible assets, net	1,257	1,495
Goodwill	2,394	2,394
Other assets	58	1,131

	$52,805	$40,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$727	$101
Deferred revenue	5,480	3,747
Deferred compensation	1,166	1,598
Accrued liabilities	9,324	5,006

Total current liabilities	16,697	10,452

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2006 and 2005, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,422,542 and 7,422,042 shares issued and outstanding at January 31, 2006 and 2005, respectively	742	742
Additional paid-in capital	14,054	14,051
Retained earnings	21,312	14,981

Total stockholders’ equity	36,108	29,774

	$52,805	$40,226

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2006	2005	2004
Revenue:
Products	$42,260	$24,159	$29,208
Services	4,618	5,064	5,057

	46,878	29,223	34,265

Cost of revenue:
Products	26,727	17,445	18,591
Services	3,185	3,463	3,135

	29,912	20,908	21,726

Gross profit	16,966	8,315	12,539
Selling, general and administrative expenses	9,490	9,001	9,848
Engineering and support expenses	7,682	7,521	5,812

Operating loss	(206)	(8,207)	(3,121)
Other income, net	345	180	237
Gain on sale of investment in SwissQual and intangible asset	6,438	—	—
Minority interest in loss of subsidiary	—	72	34

Income (loss) from continuing operations before income taxes and discontinued operations	6,577	(7,955)	(2,850)
Income tax expense (benefit)	201	2,426	(1,008)

Income (loss) from continuing operations	6,376	(10,381)	(1,842)
Income (loss) from discontinued operations, net of income tax expense of $0, $0, and $342	(45)	325	596

Net income (loss)	$6,331	$(10,056)	$(1,246)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.86	$(1.41)	$(0.26)
Discontinued operations	(0.01)	0.04	0.09

Net income (loss)	$0.85	$(1.37)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 31, 2003, 7,049,565 shares	$705	$11,198	$26,283	$38,186
Net loss	—	—	(1,246)	(1,246)
Exercise of stock options, 71,250 shares	7	299	—	306
Tax benefit from exercise of stock options	—	348	—	348
Purchase and retirement of common stock, 25,640 shares	(3)	(192)	—	(195)
Minority interest resulting from exercise of subsidiary options	—	(1)	—	(1)
Issuance of common stock to acquire subsidiary minority interest, 189,199 shares	19	1,474	—	1,493

Balance at January 31, 2004, 7,284,374 shares	728	13,126	25,037	38,891
Net loss	—	—	(10,056)	(10,056)
Exercise of stock options, 45,000 shares	5	236	—	241
Minority interest resulting from exercise of subsidiary options	—	(6)	—	(6)
Issuance of common stock to acquire subsidiary minority interest, 92,668 shares	9	695	—	704

Balance at January 31, 2005, 7,422,042 shares	742	14,051	14,981	29,774
Net income	—	—	6,331	6,331
Exercise of stock options, 500 shares	—	3	—	3

Balance at January 31, 2006, 7,422,542 shares	$742	$14,054	$21,312	$36,108

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2006	2005	2004
		(Restated) (See Note 5)	(Restated) (See Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,331	$(10,056)	$(1,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,828	4,525	5,190
Gain on sale of investment in SwissQual	(6,122)	—	—
Gain on sale of software development	(317)	—	—
Loss on disposal of property and equipment	28	152	58
Tax benefit from exercise of stock options	—	—	348
Deferred income taxes	—	2,876	(1,005)
Provision (benefit) for doubtful accounts receivable	(273)	267	559
Provision (benefit) for obsolete inventory	1,748	960	(344)
Gain on sale of EDX business, net of tax	—	—	(319)
Operating cash flows provided by (used in) discontinued operations	—	—	(253)
Minority interest in earnings of subsidiary	—	(72)	(34)
Changes in operating assets and liabilities:
Accounts receivable	(3,136)	3,439	(8,347)
Amounts due from affiliate	—	1,527	(1,954)
Inventory	(2,048)	(3,258)	(2,150)
Other assets	541	(216)	438
Accounts payable	626	(436)	230
Deferred revenue	1,733	(1,729)	1,829
Accrued liabilities	4,318	207	618

Net cash provided by (used in) operating activities	7,257	(1,814)	(6,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(832)	(1,288)	(1,749)
Proceeds from sales of property and equipment	5	57	12
Proceeds from sale of investment in SwissQual	6,774	—	—
Proceeds from SwissQual dividend, net	273	—	—
Proceeds from sale of capitalized software	550	—	—
Software development costs	—	—	(2,769)
Acquired intangible assets	(283)	(102)	(520)
Cash received from sale of business—discontinued operations	—	—	600

Net cash provided by (used in) investing activities	6,487	(1,333)	(4,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3	241	306
Proceeds from issuance of subsidiary common stock	—	129	359
Purchase and retirement of common stock	—	—	(195)

Net cash provided by financing activities	3	370	470

Net increase (decrease) in cash and cash equivalents	13,747	(2,777)	(10,338)
Cash and cash equivalents, beginning of period	12,270	15,047	25,385

Cash and cash equivalents, end of period	$26,017	$12,270	$15,047

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Revenue from services is recognized as the services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

All highly liquid investments with remaining maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements. Cash and cash equivalents are generally maintained in uninsured accounts.

Short-Term Investments

Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $1.2 million and $1.6 million as of January 31, 2006 and 2005, respectively. Unrealized holding gains on these short-term investments recorded for the years ended January 31, 2006, 2005, and 2004, were $54,000, $100,000, and $812,000, respectively, and are reflected as adjustments to both short-term investments and the deferred compensation liability.

Inventory

Inventory is valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) or market value.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized; maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is calculated on a straight-line basis over the expected useful lives of the property and equipment. The expected useful lives of office furnishings and fixtures are five to seven years, and of equipment and purchased software are two to five years.

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred and are included in engineering and support costs. Costs incurred for the development of software embedded in the Company’s wireless test solutions products that will be sold are capitalized when technological feasibility has been established. Technological feasibility is generally demonstrated by the completion of a working model. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective February 1, 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill, and set forth methods for periodically evaluating goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value generally determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” to determine recoverability. An annual impairment review is performed during the fourth quarter of each year. At January 31, 2006, we identified no impairment.

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

Investment in SwissQual

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. On January 24, 2006, the Company sold its 18 percent minority interest in SwissQual (see Note 4). This investment was accounted for under the cost method and was included in other assets in the accompanying consolidated balance sheet as of January 31, 2005.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During fiscal 2006, the Company recorded net income of $6.3 million and utilized approximately $2.8 million of its net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006, continues to be fully reserved.

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

Minority Interest

During the years ended January 31, 2006 and 2005, the Company issued 0 shares and 30,000 shares of CWT stock, respectively, from the exercise of CWT stock options, which resulted in the creation of a minority interest. The option holder is required to hold the CWT stock purchased from the exercise of the stock options for at least six months.

In 2005, the Company acquired 66,000 minority shares of CWT by the issuance of 92,668 shares of Company common stock.

In 2004, the Company acquired 130,000 minority shares of CWT by the issuance of 189,199 shares of Company common stock.

Under the purchase method of accounting, the excess purchase price of $0 and $456,000 during fiscal 2006 and 2005, respectively, of the minority interest in CWT over the fair value of the proportionate share of the identifiable net assets of CWT has been recognized as definite-lived intangible assets attributable to intellectual property rights.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

The Company’s cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base is comprised primarily of large companies (see Note 6). The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, our policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

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

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense is recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended January 31, 2006, 2005, and 2004 consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic income (loss) per share, and diluted income (loss) per share would have been reduced to the pro forma amounts as follows:

	Years Ended January 31,
	2006	2005	2004
Net income (loss):
As reported	$6,331	$(10,056)	$(1,246)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(275)	(472)	(632)

Pro forma	$6,056	$(10,528)	$(1,878)

Income (loss) per common share—basic:
As reported	$0.85	$(1.37)	$(0.17)
Pro forma	0.82	(1.44)	(0.26)
Income (loss) per common share—diluted:
As reported	$0.85	$(1.37)	$(0.17)
Pro forma	0.82	(1.44)	(0.26)

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2006, 2005, and 2004 was $4.23, $4.08, and $3.62, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.1%	46.9%	46.2%
Risk-free interest rate	3.8%	3.8%	3.0%
Expected life	6 years	6 years	6 years

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires additional disclosures in the consolidated financial statements to reflect net unrealized gains (losses) on available for sale securities, net of income tax. The Company had no unrealized gains (losses) on available for sale securities and therefore there was no difference between net income (loss) and comprehensive income (loss) for the years ended January 31, 2006, 2005, and 2004.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB No. 25, and requires that the compensation costs relating to such transactions be recognized at fair value in the consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. The Company adopted the statement on February 1, 2006 as required. The Company has selected the modified prospective application transition method and will continue to use the Black-Scholes option-pricing model to determine the fair value of options granted. The Company is still studying the impact of applying the various provisions of SFAS No. 123R. However, it is expected that the Company’s expense for stock based compensation will increase.

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

4.	Gain on Sale of Investment in SwissQual and Intangible Asset

During fiscal 2002, the Company purchased an 18 percent equity stake in Switzerland based SwissQual AG (“SwissQual”) for approximately $1.1 million. SwissQual is a developer of quality of service systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual is responsible for reselling and supporting Comarco’s co-branded Seven.Five products in Europe, the Middle East, and North Africa (the Company’s “European”

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

region). The Company has a revenue sharing agreement in place that determines how much revenue Comarco earns from SwissQual sales and, conversely, how much revenue SwissQual earns from the Company’s sales to customers located outside the European region.

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, the Company expects to record an additional gain as the contingency lapses and the funds are probable of receipt.

Prior to the acquisition, SwissQual declared and paid a dividend to the then current shareholders. During January 2006, Comarco recorded the approximately $0.4 million dividend declared as a reduction in the cost basis of the Company’s investment in SwissQual. Additionally, during December 2005, the Company sold rights to software to SwissQual for approximately $0.5 million. At the time of the sale, such software rights had an unamortized book value of approximately $0.2 million. Accordingly, the Company recorded a gain on sale of the intangible asset totaling approximately $0.3 million.

The gain on sale of investment in SwissQual and intangible asset is comprised of the following (in thousands):

		Total Gain
Sale of investment in SwissQual:
Cash proceeds	$6,774
Less: Cost basis	(1,073)
Dividend declared	420

Gain on sale of investment		$6,121
Sale of intangible asset:
Cash proceeds	550
Less: Cost basis	(233)

Gain on sale of intangible asset		317

Gain on sale of investment in SwissQual and intangible asset		$6,438

5.	Discontinued Operations

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2006	2005	2004
Revenue	$—	$—	$1,068

Income from discontinued operations of EDX (net of income tax expense (benefit) of $0, $0, and $148, respectively)	$—	$—	$258
Income (loss) from discontinued operations of non-wireless businesses (net of income tax expense of $0, $0, and $11, respectively)	(45)	325	19
Gain on disposal of EDX business (net of income tax expense of $0, $0, and $183, respectively)	—	—	319

Income (loss) from discontinued operations	$(45)	$325	$596

Previously, the Company included cash flows from discontinued operations as a single amount in its consolidated statement of cash flows. In fiscal 2006, the Company separately disclosed the components of cash flows of discontinued operations, reconciled operating cash flows from net income rather than income from continuing operations, and restated its statement of cash flows for fiscal 2005 and 2004 to conform to the current presentation.

6.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the company’s revenue for the years ended January 31, 2006, 2005, and 2004 are listed below.

	Years Ended January 31,
	2006		2005		2004
Total revenue	$46,878	100%	$29,223	100%	$34,265	100%
Customer concentration:
Verizon Wireless	11,885	25%	—	—	—	—
Kensington Technology Group	11,827	25%	—	—	—	—
SwissQual	8,788	19%	6,564	22%	—	—
Targus, Inc.	—	—	4,131	14%	16,151	47%
TIM Cellular, S.A.	—	—	4,305	15%	—	—

	$32,500	69%	$15,000	51%	$16,151	47%

During the fourth quarter of fiscal 2003, the Company recognized a credit to one of its customers in the amount of $3.2 million, applied as a reduction of receivables and revenue. The credit was issued to our ChargeSource product line distributor in conjunction with a voluntary product safety recall of our 70-watt AC power adapters.

During the third quarter of fiscal 2004, the remaining $1.1 million unused credit was recognized as revenue upon the expiration of the right of return in accordance with the recall agreement with Targus Group International.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customers comprising 10 percent or more of the Company’s gross accounts receivable as of January 31, 2006 and 2005 are listed below.

	Years Ended January 31,
	2006		2005
Total gross accounts receivable	$9,363	100%	$5,126	100%
Customer concentration:
SwissQual	2,335	25%	—	—
Kensington Technology Group	3,292	35%	763	15%
TIM Cellular, S.A.	—	—	2,128	41%
Targus, Inc.	—	—	—	—

	$5,627	60%	$2,891	56%

The receivables due from SwissQual were classified as amounts due from affiliate in the consolidated balance sheets as of January 31, 2005.

7.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2006	2005
Trade accounts receivable	$9,363	$5,126
Less: Allowances for doubtful accounts	(78)	(551)

	$9,285	$4,575

8.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2006	2005
Raw materials	$4,359	$5,186
Work-in-process	915	471
Finished goods	3,475	2,791

	$8,749	$8,448

9.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2006	2005
Office furnishings and fixtures	$1,677	$1,677
Equipment	8,683	8,323
Purchased software	369	320

	10,729	10,320
Less: Accumulated depreciation and amortization	(9,134)	(8,166)

	$1,595	$2,154

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, equipment with a cost basis of $360,000 and accumulated depreciation of $340,000 was retired upon completion of fixed asset physical inventory observations.

During fiscal 2005, equipment and purchased software with a cost basis of $862,000 and $85,000, respectively, and accumulated depreciation of $842,000 and $84,000, respectively, were retired upon completion of fixed asset physical inventory observations.

10.	Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2006	2005
Capitalized software development costs	$8,444	$8,978
Less: Accumulated amortization	(7,083)	(5,435)

	$1,361	$3,543

Capitalized software development costs for the years ended January 31, 2006, 2005, and 2004 totaled $0, $0, and $2.8 million, respectively. In the fourth quarter of fiscal 2006, we sold capitalized NQDI software to SwissQual for $550,000 cash. The capitalized software development costs of $534,000 and accumulated amortization of $301,000 were retired upon receiving the proceeds from SwissQual. Amortization of software development costs for the years ended January 31, 2006, 2005, and 2004 totaled $1.9 million, $2.0 million, and $2.8 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements. Future amortization on a straight line basis for fiscal 2007 and 2008 is expected to be $1.1 million and $0.3 million, respectively.

11.	Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2006	2005
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$255
License rights	1,355	1,073
Intellectual property rights	1,244	1,244

	2,599	2,572
Less: accumulated amortization	(1,342)	(1,077)

Total acquired intangible assets, net	$1,257	$1,495

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of January 31, 2005	$1,898	$496	$—	$2,394

Balance as of January 31, 2006	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2007	507
2008	225
2009	178
2010	178
2011	126
Thereafter	43

Total estimated amortization expense	$1,257

The Company ceased amortizing goodwill and indefinite-lived intangible assets beginning February 1, 2002 upon adoption of SFAS No. 142. Amortization of definite-lived acquired intangible assets for the years ended January 31, 2006, 2005, and 2004 amounted to $521,000, $550,000, and $326,000, respectively.

During fiscal 2004, the Company acquired $520,000 in license rights related to mobile phone technologies. Additionally, the Company recognized $788,000 of intellectual property rights through the purchase of 130,000 minority shares of CWT. During fiscal 2005, the Company acquired $102,000 in license rights related to mobile phone technologies. Additionally, the Company recognized $456,000 of intellectual property rights through the purchase of 66,000 minority shares of CWT. During fiscal 2006, the Company acquired $282,000 in license rights related to mobile phone technologies.

The useful lives of the license rights related to mobile phone technologies are based upon the term of the underlying agreement and range from 1 to 4 years. The useful life of the intellectual property rights acquired through the purchase of minority interests is seven years and is based upon the life of CWT’s core technology as evaluated by a qualified third party.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2006	2005
Accrued payroll and related expenses	$2,991	$1,838
Uninvoiced receipts	4,237	1,963
Accrued legal and professional fees	505	652
Accrued federal and state income taxes	590	—
Accrued travel expenses	118	98
Accrued temporary labor	27	14
Due to SwissQual	450	103
Other	406	338

	$9,324	$5,006

13.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2006	2005	2004
Beginning balance	$177	$282	$313
Accruals for warranties issued during the period	947	450	511
Utilization	(952)	(555)	(542)

	$172	$177	$282

During the first quarter of fiscal 2006, the Company made an additional warranty accrual in the amount of $0.3 million, to accrue for estimated costs related to a limited number of ChargeSource 70-watt AC adapters that may fail prematurely. The Company completed replacing all of the units returned relating to this issue in the fourth quarter of fiscal 2006, and eliminated the unused portion of the accrual, totaling $150,000.

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	January 31,
	2006	2005	2004
Beginning balance	$1,108	$1,904	$2,265
Recognition of revenue	(1,023)	(1,690)	(2,094)
Deferral of revenue for new contracts	2,154	894	1,733

	$2,239	$1,108	$1,904

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes

Income taxes from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2006	2005	2004
Federal:
Current	$144	$(393)	$415
Deferred	—	2,508	(1,049)
State:
Current	57	(57)	417
Deferred	—	368	(791)

	$201	$2,426	$(1,008)

During the years ended January 31, 2006, 2005, and 2004, the Company recognized a credit to additional paid-in capital corresponding to the reduction of income taxes payable in the amounts of $0, $0, and $348,000, respectively, as a result of the tax benefit from exercises of Company nonqualified stock options.

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2006		2005		2004
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from continuing operations before income taxes and discontinued operations	$6,577	100%	$(7,955)	100%	$(2,850)	100%
Computed “expected” tax on loss from continuing operations before income taxes	2,236	34.0%	(2,705)	(34.0)%	(969)	(34.0)%
State tax, net of federal benefit	283	4.3	(269)	(3.4)	(198)	(6.9)
Research and MIC credits	(127)	(1.9)	(501)	(6.3)	(170)	(6.0)
Change in valuation allowance	(2,742)	(41.7)	6,256	78.6	—	—
Receivable account adjustment	—	—	(446)	(5.6)	—	—
Permanent differences	123	1.9	—	—	—	—
True-up of deferred tax assets	332	5.0	—	—	—	—
AMT taxes accrued	201	3.1	—	—	—	—
Other, net	(105)	(0.2)	91	1.2	329	11.5

Income tax expense (benefit)	$201	3.1%	$2,426	30.5%	$(1,008)	(35.4)%

The receivable account adjustment in fiscal 2005 relates to the third quarter tax benefit of $446,000 due to the generation of refund claims created upon completion of our fiscal 2004 corporate tax returns in the third quarter.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total income tax expense (benefit) recorded for the years ended January 31, 2006, 2005, and 2004 was recorded as follows (in thousands):

	Years Ended January 31,
	2006	2005	2004
Tax expense (benefit) from continuing operations	$201	$2,426	$(1,008)
Tax expense (benefit) from discontinued operations	—	—	342

	$201	$2,426	$(666)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2006 and 2005 are as follows (in thousands):

	January 31,
	2006	2005
Deferred tax assets:
Accounts receivable	$144	$325
Inventory	912	947
Property and equipment, principally due to differing depreciation methods	—	295
Employee benefits, principally due to accrual for financial reporting purposes	882	978
Accrued liabilities for financial reporting purposes	155	80
Research and manufacturer investment credit carryforwards	1,282	1,257
Net operating losses	280	3,214
AMT credit carryforwards	184	—
Sale of SwissQual—basis difference	111	—
Deferred revenue	42	398
Other	136	147

Total gross deferred tax assets	4,128	7,641
Less valuation allowance	(3,514)	(6,256)

Net deferred tax assets	$614	$1,385

Deferred tax liabilities:
Software development costs	$549	$1,385
Property and equipment, principally due to differing depreciation methods	65	—

Total gross deferred tax liabilities	$614	$1,385

Net deferred tax asset	$—	$—

During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, the Company established a valuation allowance totaling approximately $2.9 million or the entire deferred tax asset, as reclassified. The Company reclassified $807,000 of reserves relating to research and experimentation credits included in the current taxes receivable as of January 31, 2004 to the net deferred tax asset upon the determination that it was more likely than not that the benefit of $807,000 would not be realized.

The Company has federal and state research and experimentation credit carryforwards of $830,000 and $1.2 million, which expire through 2025 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $15,000, which expires through 2010.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company has federal net operating loss carryforwards of $677,000, which expire through 2025. Due to an ownership change that occurred in December 2004, the Company is subject to Internal Revenue Service (“IRS”) section 382, which limits the utilization of net operating losses to $2.5 million annually.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In fiscal 2006 the valuation allowance decreased $2.8 million due to the utilization of gross federal and state net operating loss carryforwards totaling $7.1 million and $6.6 million, respectively. The Company’s IRS section 382 limitation is $9.3 million (the $2.7 million standard limitation plus recognized built-in gain attributable to its investment in SwissQual of $5.2 million and $1.4 million of built-in gain related to other intangible assets), which exceeds the federal and state net operating loss carryforwards as of January 31, 2006. There was a $3.5 million valuation allowance for deferred tax assets as of January 31, 2006, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets, and a $6.3 million valuation allowance as of January 31, 2005. If the valuation allowance of $3.5 million is reversed in the future, $3.4 million will benefit the provision and $0.1 million will be credited to paid-in capital.

15.	Stock Compensation

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

The director stock-based compensation plan expires in December 2010 and the employee stock option plan expired during May 2005. During December 2005, the Board of Directors approved and adopted a new employee equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The adoption of the 2005 Plan is subject to shareholder approval and is being put to a vote at the Company’s annual shareholders’ meeting in June 2006. Under both plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and other information relating to these plans for the three years ended January 31, 2006 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2003	850,270	$13.21
Options granted	123,000	7.54
Options canceled or expired	(97,000)	16.14
Options exercised	(71,250)	4.30

Balance, January 31, 2004	805,020	12.77
Options granted	135,000	8.22
Options canceled or expired	(36,000)	9.03
Options exercised	(45,000)	5.36

Balance, January 31, 2005	859,020	12.60
Options granted	42,500	8.18
Options canceled or expired	(39,500)	11.69
Options exercised	(500)	6.91

Balance, January 31, 2006	861,520	12.43

The following table summarizes information about stock options outstanding at January 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 6.91 to 9.89	381,500	7.1	$8.08	175,750	$8.22
10.00 to 12.41	115,145	3.4	11.49	125,145	11.50
13.21 to 17.50	222,375	6.9	14.49	222,375	14.49
19.33 to 23.67	142,500	4.3	21.63	142,500	21.63

$ 6.91 to 23.67	861,520	6.1 years	$12.43	665,770	$13.80

Stock options exercisable at January 31, 2006, 2005, and 2004 were 665,770, 556,645, and 523,395, respectively, at weighted-average exercise prices of $13.80, $14.70, and $13.86, respectively. Shares available under the plans for future grants at January 31, 2006, 2005, and 2004 were 8,125, 81,687, and 188,187, respectively. As of January 31, 2006, the shares available for future grant are under the director stock option plan.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2006, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the years ended January 31, 2006, 2005, and 2004, no options were granted under the CWT option plan. In the year ended January 31, 2006, no options were exercised. In the year ended January 31, 2005, 30,000 options were exercised at a weighted average exercise price of $4.30 per share. In the year ended January 31, 2004, 69,000 options were exercised at a weighted-average exercise price of $5.20.

Stock options exercisable under the CWT option plan at January 31, 2006, 2005, and 2004 were 4,000, 49,000, and 79,000, respectively, at weighted-average exercise prices of $16.52, $12.34, and $9.29, respectively. Shares available under the plan for future grants at January 31, 2006 were 198,000.

The following table summarizes information about CWT stock options outstanding at January 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 13.22	1,000	0.1 years	$13.22	1,000	$13.22
17.62	3,000	1.1	17.62	3,000	17.62

$13.22 to 17.62	4,000	0.8	$16.52	4,000	$16.52

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for fiscal 2005 and 2004, basic and diluted net loss per share were the same because the inclusion of 11,678 and 29,008 potentially dilutive securities, respectively, would have been anti-dilutive. The reconciliation of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2006	2005	2004
Basic:
Income (loss) from continuing operations	$6,376	$(10,381)	$(1,842)
Weighted average shares outstanding	7,422	7,327	7,139

Basic earnings (loss) per share from continuing operations	$0.86	$(1.41)	$(0.26)

Income (loss) from discontinued operations	$(45)	$325	$596
Weighted average shares outstanding	7,422	7,327	7,139

Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.04	$0.09

Net income (loss)	$6,331	$(10,056)	$(1,246)
Weighted average shares outstanding	7,422	7,327	7,139

Basic earnings (loss) per share	$0.85	$(1.37)	$(0.17)

Diluted:
Income (loss) from continuing operations	$6,376	$(10,381)	$(1,842)
Effect of subsidiary options	—	—	—

Income (loss) used in calculation of diluted earnings per share from continuing operations	$6,376	$(10,381)	$(1,842)

Weighted average shares outstanding	7,422	7,327	7,139
Effect of dilutive securities—stock options	15	—	—

Weighted average shares used in calculation of diluted earnings per share from continuing operations	7,437	7,327	7,139

Diluted earnings (loss) per share from continuing operations	$0.86	$(1.41)	$(0.26)

Income (loss) from discontinued operations	$(45)	$325	$596
Effect of subsidiary options	—	—	(7)

Income (loss) used in calculation of diluted loss per share from discontinued operations	$(45)	$325	$589

Weighted average shares outstanding	7,422	7,327	7,139
Effect of dilutive securities—stock options	—	11	29

Weighted average shares used in calculation of diluted loss per share from discontinued operations	7,442	7,338	7,168

Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.04	$0.09

Net income (loss)	$6,331	$(10,056)	$(1,246)
Effect of subsidiary options	—	—	—

Net income (loss) used in calculation of diluted earnings per share	$6,331	$(10,056)	$(1,246)

Weighted average shares outstanding	7,422	7,327	7,139
Effect of dilutive securities—stock options	15	—	—

Weighted average shares used in calculation of diluted earnings (loss) per share	7,437	7,327	7,139

Diluted earnings (loss) per share	$0.85	$(1.37)	$(0.17)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Related Party Transactions

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. On January 24, 2006, the Company sold its 18 percent minority interest in SwissQual (see Note 4). This investment was accounted for under the cost method and was included in other assets on the consolidated balance sheet as of January 31, 2005.

Shipments to SwissQual for the years ended January 31, 2006, 2005, and 2004 totaled $7.8 million, $5.4 million, and $3.4 million, respectively. Accounts receivable balances due from SwissQual at January 31, 2006 and 2005 were $2.3 million and $1.1 million, respectively. Additionally, revenue attributable to shipments to SwissQual was deferred until receipt of payment through January 31, 2005. The amount deferred at January 31, 2005 was $1.0 million, included in deferred revenue on the accompanying consolidated balance sheet.

During the second quarter of fiscal 2004, the Company entered into a revenue sharing agreement with SwissQual whereby SwissQual receives 10% of the revenue on all Seven.Five product sales, less associated hardware costs. At January 31, 2006 and 2005, the Company had accrued $450,000 and $103,000, respectively, relating to amounts payable to SwissQual under the revenue sharing agreement. During fiscal 2006 and 2005, the Company paid $960,000 and $822,000, respectively, to SwissQual under the revenue sharing agreement.

18.	Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2006, 2005, and 2004 were approximately $412,000, $389,000, and $398,000, respectively. During fiscal 2005 and 2004, the Company made matching contributions of $78,000 and $165,000, respectively, through forfeited matching funds previously contributed to the plan.

The Company also maintains a non-qualified deferred compensation plan funded by Company executives and directors. See Note 2 for further discussion.

19.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2006	2005	2004
	(In thousands)
Cash paid during the year for:
Interest	$—	$2	$1
Income taxes	3	110	2

In fiscal 2005, the Company issued 92,668 shares of the Company’s common stock with a fair value of $704,000 in connection with the purchase of CWT shares held by minority interests. In fiscal 2004, the Company issued 189,199 shares of the Company’s common stock with a fair value of $1,493,000 in connection with the purchase of CWT shares held by minority interests.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Business Segment Information

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

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 12,300 call boxes under long-term agreements.

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2006
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$24,534	$10,041	$12,303	$—	$46,878
Cost of revenue	12,895	6,469	10,548	—	29,912

Gross profit	$11,639	$3,572	$1,755	$—	$16,966

Gross margin	47.4%	35.6%	14.3%	—	36.2%

Income (loss) from continuing operations before income taxes	$8,198	$1,681	$(3,469)	$167	$6,577

Total assets	$13,775	$6,834	$5,013	$27,183	$52,805

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended January 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$16,840	$6,595	$5,788	$—	$29,223
Cost of revenue	10,283	4,462	6,163	—	20,908

Gross profit (loss)	$6,557	$2,133	$(375)	$—	$8,315

Gross margin	38.9%	32.3%	(6.5)%	—	28.5%

Income (loss) from continuing operations before income taxes	$(4,339)	$606	$(4,339)	$117	$(7,955)

Total assets	$16,813	$3,720	$5,458	$14,235	$40,226

	Year Ended January 31, 2004
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$11,150	$6,964	$16,151	$—	$34,265
Cost of revenue	6,964	4,557	10,205	—	21,726

Gross profit	$4,186	$2,407	$5,946	$—	$12,539

Gross margin	37.5%	34.6%	36.8%	—	36.6%

Income (loss) from continuing operations before income taxes	$(2,265)	$611	$(1,415)	$219	$(2,850)

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2006	2005	2004
North America	$31,718	$15,415	$28,867
Europe	12,022	7,168	3,105
Asia—Pacific	283	350	260
Latin America	2,855	6,290	2,033

	$46,878	$29,223	$34,265

Long-lived assets outside of North America were not significant at January 31, 2006, 2005, and 2004.

The Company sells its products to wireless carriers, equipment vendors, and other customers located throughout the world. In fiscal 2006, 2005, and 2004, we derived 68 percent, 53 percent, and 84 percent of our revenue, respectively, from customers in the United States and 32 percent, 47 percent, and 16 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The sharp increase in the percentage of sales to foreign countries during fiscal 2005 is due to the increase in sales of the WTS business, which is mostly to foreign countries, coupled with the decline in sales of the mobile power products business, which historically has been predominately sold in the United States. In fiscal 2005, sales to Brazil accounted for $5.6 million or 19.3 percent of total revenue.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $0.5 million at January 31, 2006, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2007	$397
2008	54
2009	—

Total minimum lease payments	$451

Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2006, 2005, and 2004 was $0.8 million, $0.9 million, and $0.9 million, respectively.

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. The Company’s fixed purchase commitments at January 31, 2006 totaled $6.8 million.

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

Executive Severance Commitments

During fiscal 2004, the Company entered into severance compensation agreements with four key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately 12 months of their then current base salary and up to twice the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Contingencies

On March 16, 2005, CWT filed a complaint against Targus, Inc. (“Targus”) (Case No. 050004166, Superior Court of The State of California in and for The County of Orange) for breach of contract, breach of implied duty of good faith and fair dealing, open book account, goods had and received, account stated, quantum valebant, and unjust enrichment.

In response to CWT’s complaint, Targus filed a demurrer and motion to strike as the amounts in dispute are owed by Targus and a foreign subsidiary, Targus Europe. In response, on May 18, 2005, CWT filed the first amended complaint and added Targus Europe as a defendant. Both Targus and Targus Europe have answered the amended complaint. In response to the amended complaint, Targus Europe and Targus filed cross-complaints against CWT. Targus alleges that it suffered damages due to allegedly defective products. Targus Europe alleges that it suffered damages due to the delayed delivery of products. The court-mandated case management conference was held on August 26, 2005, at which a June 2006 trial date was set. On April 4, 2006 the parties attended a voluntary mediation and executed a stipulation for settlement agreement whereby Targus agreed to pay CWT $500,000 and both parties agreed to a release and discharge of all claims and causes of actions brought by each party.

Targus was the exclusive distributor of the Company’s ChargeSource products through January 2004, at which time they were removed as the exclusive distributor. Throughout fiscal 2005, the Company continued to honor its obligations under non-cancelable and non-returnable purchase orders placed by Targus and its affiliates and accepted by Comarco through the first quarter of fiscal 2005 in an attempt to affect an orderly wind-down of the relationship. During December 2004, Targus ceased making payments to Comarco for product shipped under an open book account. Prior to the mediation, Targus and its affiliates owed Comarco approximately $1.0 million, which was reflected in accounts receivable subject to litigation, net of a $0.3 million reserve in the consolidated balance sheet. During the fourth quarter of fiscal 2006, the Company increased the reserve by $0.2 million to reflect the terms of the executed stipulation for settlement agreement.

During fiscal 2001, the Company sold a business that, among other things, provided airport management services. During the fourth quarter of fiscal 2004, the Company was sued by a tenant at an airport where the Company provided management services pursuant to a contract with the County of Los Angeles (prior to the sale of this business during the 2001 fiscal year). The claimant seeks damages of $2.0 million in addition to other unspecified damages. This matter was dismissed on August 17, 2005.

In addition to the matters discussed above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2006 and 2005 are as follows (in thousands, except per share data):

Year ended January 31, 2006	Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$7,962	$11,134	$13,574	$14,208
Gross profit	2,437	4,065	5,212	5,252
Operating income (loss)	(1,575)	303	568	498
Income (loss) from continuing operations	(1,518)	366	613	6,915
Discontinued operations	(3)	(39)	(3)	—
Net income (loss)	(1,521)	327	610	6,915

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.20)	$0.04	$0.08	$0.93
Discontinued operations	—	—	—	—

Net income (loss)	$(0.20)	$0.04	$0.08	$0.93

Year ended January 31, 2005	Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$9,070	$6,656	$6,715	$6,782
Gross profit	3,277	2,164	1,382	1,492
Operating loss	(1,215)	(1,726)	(2,455)	(2,811)
Loss from continuing operations	(737)	(4,954)	(1,935)	(2,755)
Discontinued operations	(3)	(5)	222	111
Net loss	(740)	(4,959)	(1,713)	(2,644)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.10)	$(0.68)	$(0.26)	$(0.37)
Discontinued operations	—	—	0.03	0.01

Net loss	$(0.10)	$(0.68)	$(0.23)	$(0.36)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company and subsidiaries have agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the inclusion (or incorporation by reference) of its audit report on the Company’s past financial statements included (or incorporated by reference) in this report on Form 10-K.

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

None.

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included in the Company’s definitive proxy statement for its fiscal 2006 annual meeting of shareholders to be held on June 20, 2006 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the Company’s definitive proxy statement for its fiscal 2006 annual meeting of shareholders to be held on June 20, 2006 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included in the Company’s definitive proxy statement for its fiscal 2006 annual meeting of shareholders to be held on June 20, 2006 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included in the Company’s definitive proxy statement for its fiscal 2006 annual meeting of shareholders to be held on June 20, 2006 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the Company’s definitive proxy statement for its fiscal 2006 annual meeting of shareholders to be held on June 20, 2006 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2006, 2005, and 2004 is submitted herewith:

II      Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

		3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

		3.2	By-Laws. The Restated By-Laws are incorporated herewith.

		3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

	4.	Instruments defining the rights of security holders

		4.1	Rights Agreement, dated February 5, 2003, between Comarco, Inc. and U.S. Stock Transfer Corporation, as rights agent. The Rights Agreement is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

		4.2	Amendment to the Rights Agreement, dated February 28, 2006. The Amendment is incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006.

	10.	Material Contracts

		10.1	1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986.*

		10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988.*

		10.3	Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.*

		10.4	1995 Employee Stock Option Plan is incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995.*

10.5	Severance Compensation Agreement dated September 9, 2003 between the Company and Gregory Maton, Senior Vice President, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.6	Severance Compensation Agreement dated September 9, 2003 between the Company and Daniel R. Lutz, Vice President and Chief Financial Officer, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.7	Severance Compensation Agreement dated September 9, 2003 between the Company and Thomas A. Franza, President and Chief Executive Officer, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.8	Severance Compensation Agreement dated September 9, 2003 between the Company and Peggy Vessell, Vice President and Secretary, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.9	Stock Purchase Agreement dated January 22, 2006 regarding SwissQual Holding AG (“SwissQual) between the Company, Spirent Holding Limited, Spirent plc, and the remaining shareholders of SwissQual. The Stock Purchase Agreement is incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm—BDO Seidman LLP

23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

COMARCO, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2006.

COMARCO, INC.

/s/ THOMAS A. FRANZA
Thomas A. Franza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates so indicated.

Signature	Title	Date

/s/ THOMAS A. FRANZA Thomas A. Franza	President and Chief Executive Officer (Principal Executive Officer), Director	May 1, 2006

/s/ DANIEL R. LUTZ Daniel R. Lutz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2006

/s/ DON M. BAILEY Don M. Bailey	Chairman of the Board, Director	May 1, 2006

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	May 1, 2006

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	May 1, 2006

/s/ ERIK VAN DER KAAY Erik van der Kaay	Director	May 1, 2006

COMARCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended January 31, 2006

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions		Other Changes Add (Deduct)		Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):
Year ended January 31, 2006	$831	$(273)	$—		$—		$558
Year ended January 31, 2005	$594	$267	$30	(1)	$—		$831
Year ended January 31, 2004	$217	$559	$186	(1)	$4	(2)	$594

Allowance for deferred tax assets:
Year ended January 31, 2006	$6,256	$—	$—		$(2,742)		$3,514
Year ended January 31, 2005	$—	$2,876	$—		$3,380		$6,256
Year ended January 31, 2004	$—	$—	$—		$—		$—

(1)	Write-off of uncollectible receivables.
(2)	Collection of previously written-off receivables.