Form 10-Q
period 2006-04-30
COMARCO INC
filed 2006-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2006

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

Yes  ☐    No  ☒

The registrant had 7,384,317 shares of common stock outstanding as of June 12, 2006.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	April 30, 2006	January 31, 2006 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$23,177	$26,017
Short-term investments	832	1,166
Accounts receivable, net of reserves of $78	9,232	9,285
Accounts receivable subject to litigation, net of reserves of $480	500	500
Inventory, net of reserves of $2,192 and $1,910	8,604	8,749
Other current assets	389	423

Total current assets	42,734	46,140
Property and equipment, net	1,657	1,595
Software development costs, net	1,035	1,361
Acquired intangible assets, net	1,125	1,257
Goodwill	2,394	2,394
Other assets	58	58

	$49,003	$52,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,411	$727
Deferred revenue	5,705	5,480
Deferred compensation	832	1,166
Accrued liabilities	5,438	9,324

Total current liabilities	13,386	16,697

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2006 and January 31, 2006, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,430,067 and 7,422,542 shares issued and outstanding at April 30, 2006 and January 31, 2006, respectively	743	742
Additional paid-in capital	14,137	14,054
Retained earnings	20,737	21,312

Total stockholders’ equity	35,617	36,108

	$49,003	$52,805

(A)	Derived from the audited consolidated financial statements as of January 31, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
Revenue	$10,555	$7,962
Cost of revenue	7,024	5,525

Gross profit	3,531	2,437

Selling, general, and administrative expenses	2,517	2,198
Engineering and support expenses	1,879	1,814

Operating loss	(865)	(1,575)
Other income, net	229	57
Gain on sale of investment in SwissQual, net	61	—

Loss from continuing operations before income taxes	(575)	(1,518)
Income tax expense	—	—

Loss from continuing operations	(575)	(1,518)
Loss from discontinued operations	—	(3)

Net loss	$(575)	$(1,521)

Basic and diluted loss per share:
Loss from continuing operations	$(0.08)	$(0.20)
Loss from discontinued operations	—	—

Net loss	$(0.08)	$(0.20)

Weighted average common shares outstanding:
Basic	7,429	7,422

Diluted	7,429	7,422

Common shares outstanding	7,430	7,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(575)	$(1,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	751	1,008
Gain on sale/retirement of property and equipment	(9)	—
Gain on sale of investment in SwissQual	(82)	—
Stock based compensation expense	84	—
Provision for doubtful accounts receivable	—	63
Provision for obsolete inventory	282	16
Changes in operating assets and liabilities:
Accounts receivable	53	(668)
Amounts due from affiliate	—	(81)
Inventory	(138)	528
Other assets	34	210
Accounts payable	684	91
Deferred revenue	225	(853)
Accrued liabilities	(3,885)	(293)

Net cash used in operating activities	(2,576)	(1,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(357)	(347)
Acquired intangible assets	—	(51)
Proceeds from sale of equipment	11	—
Proceeds from sale of investment in SwissQual	82	—

Net cash used in investing activities	(264)	(398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(2,840)	(1,898)
Cash and cash equivalents, beginning of period	26,017	12,270

Cash and cash equivalents, end of period	$23,177	$10,372

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$119	$2

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2006. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.

Principles of Consolidation:

The condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.

Use of Estimates:

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

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

3.	Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Prior to January 31, 2006, the Company accounted for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the quarter ended April 30, 2005, consistent with the

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

provisions of SFAS No. 123, the Company’s net loss, basic loss per share, and diluted loss per share would have been reduced to the pro forma amounts as follows (in thousands except per share amounts):

Three Months Ended April 30, 2005
Net loss:
As reported	$(1,521)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)

Pro forma	$(1,618)

Loss per common share — basic:
As reported	$(0.20)
Pro forma	(0.22)
Loss per common share — diluted:
As reported	$(0.20)
Pro forma	(0.22)

As of February 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

The compensation expense recognized in connection with the adoption of SFAS No. 123R increased the Company’s loss from continuing operations before income taxes and net loss by $83,000, respectively, and decreased earnings per share by $0.01 for the first quarter of fiscal 2007. There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS No. 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $535,000, which will be expensed over a weighted average remaining life of 18.3 months.

For the first quarter of fiscal 2007, no stock options were granted. The fair value of options granted under the Company’s stock option plans during the three months ended April 30, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Three Months Ended April 30, 2005
Weighted average risk-free interest rate	3.9%
Expected life (in years)	6
Expected stock volatility	50.3%
Dividend yield	None
Expected forfeitures	10%

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

The director stock-based compensation plan expires in December 2010, and the employee stock option plan expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The adoption of the 2005 Plan is subject to shareholder approval and is being put to a vote at the Company’s annual shareholders’ meeting in June 2006. Under both plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders).

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2006	861,520	$12.43
Options granted	—	—
Options canceled or expired	(500)	6.91
Options exercised	(45,000)	9.72

Balance, April 30, 2006	816,020	12.58

No options were granted during the three months ended April 30, 2006. The following table summarizes information about the Company’s stock options outstanding at April 30, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.91 to 9.89	343,500	7.6	$7.91	156,750	$7.96
10.92 to 12.41	107,645	3.4	11.59	107,645	11.59
13.21 to 17.50	222,375	3.0	14.49	222,375	14.49
19.33 to 23.67	142,500	4.1	21.63	142,500	21.63

6.91 to 23.67	816,020	5.2 years	12.58	629,270	13.98

Stock options exercisable at April 30, 2006 were 629,270 at a weighted-average exercise price of $13.98. At April 30, 2006, shares available for future grants under the 2005 Plan (subject to shareholder approval) were 400,500 and under the director stock option plan were 8,125.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of April 30, 2006, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the three months ended April 30, 2006, no options were granted or exercised under the CWT option plan. Stock options exercisable at April 30, 2006 were 3,000 at an exercise price of $17.62, with a remaining contractual life of 0.8 years. Shares available under the plan for future grants at April 30, 2006 were 198,000.

The following table summarizes information about CWT stock options outstanding at April 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 17.62	3,000	0.8 years	$17.62	3,000	$17.62

	3,000	0.8 years		3,000

4.	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company will adopt this pronouncement beginning in fiscal year 2008 and such adoption is not expected to have a significant impact on the Company’s financial position or results of operations.

5.	Gain on Sale of Investment in SwissQual

During fiscal 2002, the Company purchased an 18 percent equity stake in Switzerland based SwissQual AG (“SwissQual”) for approximately $1.1 million. SwissQual is a developer of quality of service systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual is responsible for reselling and supporting Comarco’s co-branded Seven.Five products in Europe, the Middle East, and North Africa (the Company’s “European” region). The Company has a revenue sharing agreement in place that determines how much revenue Comarco earns from SwissQual sales and, conversely, how much revenue SwissQual earns from the Company’s sales to customers located outside the European region.

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During the year ended January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, the Company expects to record an additional gain as the contingency lapses and the funds are probable of receipt. During the first quarter of fiscal 2007, the Company recorded a net gain on sale of investment in the amount of $61,000, which represents $82,000 in proceeds received from the escrowed consideration, less $21,000 in foreign jurisdiction withholding taxes, which are non-refundable.

6.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2006, the Company repurchased approximately 2.6 million shares for an average price of $8.22 per share. During the quarter ended April 30, 2006, the Company did not repurchase any shares of common stock.

7.	Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the quarters ended April 30, 2006 and 2005, basic and diluted net loss per share were the same because the inclusion of 73,229 and 17,161 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.

8.	Related Party Transactions

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.1 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. As previously discussed (see Note 5), this investment was sold in January, 2006.

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

	Comarco, Inc. As reported April 30, 2005	Effect of SwissQual Adjustment to Accrual Basis
Revenue	$7,962	$1,049
Operating income (loss)	(1,575)	653
Basic and diluted earnings (loss) per share	(0.20)	0.09

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

9.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for the quarters ended April 30, 2006 and 2005 are listed below.

	Three Months Ended April 30,
	2006		2005
	(in thousands)
Total revenue	$10,555	100%	$7,962	100%
Customer concentration:
Kensington Technology Group	4,105	39%	1,802	22%
San Bernardino County SAFE	—	—	877	11%
SwissQual	—	—	2,048	26%
Verizon Wireless	2,517	24%	—	—

	$6,622	63%	$4,727	59%

The Company derived 24 percent and 28 percent of its revenue from governmental agencies in the quarters ended April 30, 2006, and 2005, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable are listed below (in thousands).

	April 30, 2006		January 31, 2006
Total gross accounts receivable	$9,310	100%	$9,363	100%
Customer concentration:
SwissQual	—	—	2,335	25%
Kensington Technology Group	3,497	37%	3,292	35%
Verizon Wireless	1,188	13%	—	—

	$4,685	50%	$5,627	60%

10.	Inventory

Inventory consists of the following (in thousands):

	April 30, 2006	January 31, 2006
Raw materials	$3,953	$4,359
Work in process	1,183	915
Finished goods	3,468	3,475

	$8,604	$8,749

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

11.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2006	January 31, 2006
Capitalized software development costs	$8,444	$8,444
Less: accumulated amortization	(7,409)	(7,083)

	$1,035	$1,361

Capitalized software development costs for the quarters ended April 30, 2006 and 2005 totaled $0. Amortization of software development costs for the quarters ended April 30, 2006 and 2005 totaled $326,000 and $488,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

12.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2006	January 31, 2006
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$—
License rights	1,355	1,355
Intellectual property rights	1,244	1,244

	2,599	2,599
Less: accumulated amortization	(1,474)	(1,342)

	$1,125	$1,257

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of April 30, 2006	$1,898	$496	$—	$2,394

Balance as of January 31, 2006	$1,898	$496	$—	$2,394

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2007	375
2008	225
2009	178
2010	178
2011	126
Thereafter	43

Total estimated amortization expense	$1,125

Amortization of definite-lived acquired intangible assets for the quarters ended April 30, 2006 and 2005 totaled $132,000 and $130,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

13.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	April 30,
	2006	2005
Beginning balance	$172	$177
Accruals for warranties issued during the period	155	513
Utilization	(104)	(163)

	$223	$527

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

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	April 30,
	2006	2005
Beginning balance	$2,239	$1,108
Recognition of revenue	(205)	(243)
Deferral of revenue for new contracts	460	66

	$2,494	$931

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

14.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

In the first quarter of fiscal 2007, 45,000 stock options were exercised as net exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 7,525.

15.	Business Segment Information

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2006
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$3,572	$2,834	$4,149	$—	$10,555
Cost of revenue	1,925	2,130	2,969	—	7,024

Gross profit	$1,647	$704	$1,180	$—	$3,531

Gross margin	46.1%	24.8%	28.4%	—	33.5%

Income (loss) from continuing operations before income taxes	$(827)	$151	$(128)	$229	$(575)

	Three Months Ended April 30, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Revenue	$3,719	$2,410	$1,833	$—	$7,962
Cost of revenue	2,161	1,531	1,833	—	5,525

Gross profit	$1,558	$879	$—	$—	$2,437

Gross margin	41.9%	36.5%	—	—	30.6%

Income (loss) from continuing operations before income taxes	$(947)	$464	$(1,092)	$57	$(1,518)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Assets at April 30, 2006	$10,487	$8,693	$5,814	$24,009	$49,003

Assets at January 31, 2006	$13,775	$6,834	$5,013	$27,183	$52,805

Revenue by geographic area consisted of the following (in thousands):

	Three Months Ended April 30,
	2006	2005
North America	$8,939	$4,695
Europe	1,388	2,175
Asia	5	10
Latin America	223	1,082

	$10,555	$7,962

16.	Commitments and Contingencies

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

Employer Matching Contribution to the Company’s Savings and Retirement Plan

The Company has obligations to match employee contributions made to the Company’s savings and retirement plan. Generally, the Company’s obligation is equal to 100 percent of up to 5 percent of employees’ contributed earnings. If the Company is unable to meet the requisite matching, the Company’s Savings and Retirement Plan may need to be amended.

Executive Severance Commitments

During fiscal 2004, the Company entered into severance compensation agreements with four key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately up to twice the amount of their then current annual base salary and up to twice the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Letter of Credit

In May 2006, the Company obtained a $500,000 letter of credit from US Bank pursuant to a lease provision for its new corporate offices which the Company expects to relocate in September 2006. The letter of credit is secured by a certificate of deposit with a 6-month maturity.

Legal Contingencies

On April 4, 2006, CWT and Targus, Inc. (“Targus”), the Company’s former ChargeSource distributor, attended a voluntary mediation to resolve a long-standing dispute and executed a stipulation for settlement agreement whereby Targus agreed to pay CWT $500,000 and both parties agreed to a release and discharge of all claims and causes of actions brought by each party. Subsequent to April 30, 2006, both parties entered into a settlement agreement and Targus paid the Company $500,000. All complaints filed by both parties were also dismissed.

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

These forward-looking statements reflect current views about our plans, strategies, and prospects, but can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Among the important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specially addressed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended January 31, 2006.

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

The following table sets forth our revenue for the business segments for the three months ended April 30, 2006 and 2005:

	Three Months Ended April 30,
	2006	2005	% Change
	(in thousands)
Revenue:
WTS	$3,572	$3,719	(4%)
Call Box	2,834	2,410	18%
ChargeSource	4,149	1,833	126%

	$10,555	$7,962	33%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the first quarter of fiscal 2007.

Wireless Test Solutions

•	Our North American Region experienced significant year-over-year growth in the first quarter of fiscal 2007.

•	On a sequential basis, WTS revenue for the first quarter of fiscal 2007 was down significantly compared to the fourth quarter of fiscal 2006. We believe that the demand for our WTS products will increase during the second half of fiscal 2007 as wireless carriers deploy their capital expenditure budgets in support of next-generation technology deployments, enhanced data services, and improved network quality of service.

•	SwissQual, which was acquired by Spirent Communications during January 2006, serves as the exclusive reseller of our WTS products in our European region. We currently expect SwissQual to continue as our exclusive reseller until January 2007. We are establishing a direct sales and support organization for our European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect, if any, the sale of SwissQual to Spirent will have on future sales of our products. Our success will depend in part upon our ability to replace SwissQual as the provider of sales and support services and upon our ability to compete with Spirent and others.

•	For the three months ending April 30, 2006 and 2005, revenue derived from SwissQual totaled approximately $0.7 million and $2.0 million, respectively. Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the first quarter of fiscal 2006 was increased by approximately $1.0 million due to this change.

•	The timing of receiving and delivering on purchase orders from SwissQual and our other WTS customers, as well as the size of certain anticipated orders, tends to fluctuate quarter-to-quarter and could impact any one quarter positively or negatively.

Emergency Call Box Systems

•	During the first quarter of fiscal 2007, we continued to execute on a contract previously awarded by the San Diego SAFE to upgrade approximately 1,400 call boxes with digital and text-telephony (“TTY”) technologies and retrofit approximately 1,000 call box sites to improve accessibility for persons with mobility limitations. We recorded approximately $0.7 million in revenue during the first quarter of fiscal 2007 and we currently expect to complete the project during the third quarter of fiscal 2007.

•	During the first quarter of fiscal 2007, we commenced work in Santa Barbara County to upgrade approximately 332 call boxes with digital and text-telephony (“TTY”) technologies and retrofit certain call box sites to improve accessibility for persons with mobility limitations. We recorded approximately $0.5 million in revenue during the first quarter of fiscal 2007 and we currently expect to complete the project during the second quarter of fiscal 2007. Additionally, we were delayed in starting a significant upgrade project, as well as impacted by unfavorable weather. However, we expect to make up the revenue through the balance of the fiscal year.

•	During fiscal 2006, we were awarded multiple projects from various California SAFEs to upgrade existing call boxes systems with a mix of digital and/TTY technologies and to perform other site mitigation and retrofit services. During the second quarter of fiscal 2007, we expect to commence work on the call box systems located in the California counties of Riverside, Merced, Monterey, San Benito, and Orange. We also expect to commence work on the call box systems owned by the Metropolitan Transportation Commission SAFE, which service the nine counties of the San Francisco Bay Area, during the second quarter of fiscal 2007.

•	As of April 30, 2006, there are approximately 12,300 call boxes that we maintain under long-term agreements. Certain of our SAFE customers have indicated that they intend to remove up to 1,600 call boxes to reduce the density of the systems and to make funds available for the necessary digital upgrades. We currently expect that as of January 31, 2007, there will be approximately 10,700 call boxes which we maintain under long-term agreements. Service revenue attributable to maintenance of existing call box systems totaled approximately $1.1 million in the first quarter of fiscal 2007 and is expected to total approximately $4.2 million in fiscal 2007.

Mobile Power Products (ChargeSource)

•	Kensington, the retail channel distributor of our ChargeSource products, continues to penetrate the retail marketplace. Currently, Kensington is shipping or will be shipping into approximately 6,800 outlets in North America and Europe, which include CompUSA, Circuit City, Staples, Office Max, Dixons, PC World, and others.

•	The current level of ChargeSource sales is insufficient to fully absorb our fixed overheard. Our ability to continue to penetrate the retail channels and the OEM after-market accessories market is dependent upon the retailers and our OEM partners and the timing of their respective initiatives. Accordingly, it has been difficult for us to predict when our ChargeSource sales would reach sufficient levels to support our current cost structure. However, we are encouraged by our current level of retail penetration and product placement and continue to believe that our ChargeSource business can break even with quarterly revenue of approximately $5.0 million.

•	Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. During the first quarter of fiscal 2006, we made an additional warranty accrual of $0.3 million to accrue for the estimated cost to replace these units. We completed replacing all of the units returned relating to this issue and, during the fourth quarter of fiscal 2006, eliminated the unused portion of the accrual, totaling $150,000.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended April 30, 2006 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three months ended April 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2006.

Results of Operations – Continuing Operations

Consolidated

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$9,387	89%	$6,791	85%	38%
Services	1,168	11%	1,171	15%	—

	$10,555	100%	$7,962	100%	33%

Operating loss	$(865)		$(1,575)

Loss from continuing operations	$(575)		$(1,518)

	Three Months Ended April 30,		2006 over 2005 % Change
	2006	2005
	(in thousands)
Revenue:
Americas:
North America	$8,939	$4,695	90%
Others	223	1,082	(79%)
Europe	1,388	2,175	(36%)
Asia – Pacific	5	10	(50%)

	$10,555	$7,962	33%

Revenue

Revenue in the first quarter of fiscal 2007 increased by $2.6 million, or 33 percent, compared to the first quarter of fiscal 2006, reflecting increased revenue from our ChargeSource and call box product sales, $2.3 million and $0.4 million, respectively, partially offset by a $0.1 million decrease in revenue from our WTS product sales.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$5,877	63%	$4,182	62%	41%
Amortization – software development products	321	3%	482	7%	(33%)

	6,198	66%	4,664	69%	33%

Services	821	70%	855	73%	(4%)
Amortization – software development services	5	1%	6	—	—

	826	71%	861	73%	(4%)

	$7,024	67%	$5,525	69%	27%

	Three Months Ended April 30,		2006 over 2005 ppt Change
	2006	2005
Gross margin:
Products	34%	31%	3
Services	29%	27%	2
Combined gross margin	33%	31%	2

Cost of revenue in the first quarter of fiscal 2007 increased by $1.5 million, or 27 percent, compared to the first quarter of fiscal 2006, driven by increased product sales of our ChargeSource and call box products, partially offset by decreased amortization of capitalized software development costs attributable to our WTS business. As a percentage of revenue, cost of product revenue in the first quarter of fiscal 2007 decreased by 3 percentage points to 66 percent. Excluding amortization of software development costs, cost of product revenue as a percentage of revenue in the first quarter of fiscal 2007 and 2006 was comparable at 63 percent and 62 percent, respectively.

Operating Costs and Expenses

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$1,270	12%	$1,170	14%	9%
Allocated corporate overhead	1,247	12%	1,028	13%	21%
Gross engineering and support expenses	1,879	18%	1,814	23%	4%

	$4,396	42%	$4,012	50%	10%

Selling, general and administrative expenses in the first quarter of fiscal 2007 increased $0.1 million, or 9 percent, compared to the first quarter of fiscal 2006. The increase was primarily due to increased legal fees incurred to collect amounts due from Targus, Inc., the former exclusive retail distributor of our ChargeSource products. Selling, general and administrative expenses for the first quarter of fiscal 2006 included a $0.1 million charge for an uncollectible account. No such charge was incurred during the first quarter of fiscal 2007.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. Allocated corporate overhead for the first quarter of fiscal 2007 increased $0.2 million, or 21 percent, compared to the first quarter of fiscal 2006. The increase is due to salary increases of corporate personnel, as well as increased legal fees. As a percentage of revenue, allocated corporate overhead for the first quarter of fiscal 2007 and 2006 remained stable at 12 percent and 13 percent, respectively.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, for the first quarter of fiscal 2007 increased approximately $0.2 million compared to the first quarter of fiscal 2006. The increase in other income is due to increased interest rates earned on higher invested cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. In addition, a full valuation allowance has been provided on all net deferred tax asset additions during fiscal 2006, resulting in a fully reserved net tax asset. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first quarter, the adjusted net deferred tax assets remain fully reserved as of April 30, 2006.

Wireless Test Solutions (“WTS”)

Revenue

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$3,536	99%	$3,699	99%	(4%)
Services	36	1%	20	1%	80%

	$3,572	100%	$3,719	100%	(4%)

Operating loss	$(888)		$(947)

	Three Months Ended April 30,		2006 over 2005 % Change
	2006	2005
	(in thousands)
Revenue:
Americas:
North America	$2,563	$450	470%
Others	223	1,082	(79%)
Europe	781	2,175	(64%)
Asia – Pacific	5	12	(58%)

	$3,572	$3,719	(4%)

Revenue in the first quarter of fiscal 2007 decreased by $0.1 million, or 4 percent, compared to the first quarter of fiscal 2006. Revenue derived from our customers in North America in the first quarter of fiscal 2007 increased by $2.1 million, or 470 percent, to $2.6 million. This increase was primarily due to sales of our Seven.Five voice and data products to Verizon Wireless. Revenue derived from sales to Verizon Wireless accounted for approximately $2.5 million, or 70 percent, of total WTS revenue for the first quarter of fiscal 2007. Revenue in fiscal 2007 derived from our customers in Latin America/South America decreased 79 percent compared to fiscal 2006. This decrease highlights that the wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results and that our business is characterized by sales to a limited set of customers in each region where we do business. The timing and size of customer orders can vary greatly making it difficult to forecast our results from period to period. Consequently, our WTS business is affected in any single region by the priorities of a small group of customers.

During January 2006, Spirent purchased 100 percent of the outstanding stock of SwissQual, which included our 18 percent equity investment. We currently expect SwissQual to continue as the exclusive reseller of our Seven.Five product platform in our European region through January 2007. As previously discussed, revenue attributable to sales to SwissQual was deferred until receipt of payment through the end of fiscal 2005. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history, and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the first quarter of fiscal 2006 was increased by approximately $1.0 million due to this change. Revenue derived from sales to SwissQual for the first quarter of fiscal 2007 decreased $1.4 million, or 68 percent. SwissQual has informed us that they expect demand of our Seven.Five products to be soft for the first half of fiscal 2007 with demand increasing during the second half of fiscal 2007.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,587	45%	$1,664	45%	(5%)
Amortization – software development products	321	9%	482	13%	(33%)

	1,908	54%	2,146	58%	(11%)

Services	17	47%	15	75%	13%

	$1,925	54%	$2,161	58%	(11%)

	Three Months Ended April 30,		2006 over 2005 ppt Change
	2006	2005
Gross margin:
Products	46%	42%	4
Services	53%	25%	28
Combined gross margin	46%	42%	4

Cost of revenue in the first quarter of fiscal 2007 decreased by $0.2 million, or 11 percent, compared to the first quarter of fiscal 2006 primarily due to decreased amortization of capitalized software development costs. Currently, we expect to continue to amortize previously capitalized software development costs at a rate of approximately $0.3 million per quarter through the third quarter of fiscal 2007, and subsequent to that, reduced rates of amortization as some engineering projects become fully amortized through the end of fiscal 2008. As a percentage of revenue, cost of product revenue in the first quarter of fiscal 2007 decreased by 4 percentage points to 54 percent. Excluding amortization of software development costs, cost of product revenue as a percentage of revenue in the first quarter of both fiscal 2007 and 2006 was 45 percent and was consistent with the level of product sales for both quarters.

Operating Costs and Expenses

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$737	21%	$831	22%	(11%)
Allocated corporate overhead	483	13%	511	14%	(5%)
Gross engineering and support expenses	1,315	37%	1,163	31%	13%

	$2,535	71%	$2,505	67%	1%

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses decreased approximately $0.1 million, or 11 percent, in the first quarter of fiscal 2007 compared to the corresponding quarter of fiscal 2006. Selling, general, and administrative expenses for the first quarter of fiscal 2006 included a $0.1 million charge for an uncollectible account. No such charge was incurred during the first quarter of fiscal 2007. Excluding this charge, selling, general, and administrative expenses for the first quarter of fiscal 2007 were comparable to the first quarter of fiscal 2006.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses increased approximately $0.2 million, or 13 percent, in the first quarter of fiscal 2007 compared to first quarter of fiscal 2006. This increase is due to increased engineering expenses, consisting of salaries and third-party design fees, in support of our on-going efforts to replace Seven.Five software content currently provided by SwissQual. Also, during the first quarter of fiscal 2007 our product support department incurred increased travel and personnel related expenses in support of our product installation and commissioning efforts compared to the first quarter of fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the first quarter of fiscal 2007 or 2006 as we completed the development of the software embedded in our Seven.Five product platform prior to such periods.

Emergency Call Box Systems

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$1,702	60%	$1,259	52%	35%
Services	1,132	40%	1,151	48%	(2%)

	$2,834	100%	$2,410	100%	18%

Operating income	$151		$465

	Three Months Ended April 30,		2006 over 2005 % Change
	2006	2005
	(in thousands)
Revenue:
Americas:
North America	$2,834	$2,410	18%
Others	—	—	—
Europe	—	—	—
Asia – Pacific	—	—	—

	$2,834	$2,410	18%

Revenue

Revenue in the first quarter of fiscal 2007 increased by $0.4 million, or 18 percent, compared to the first quarter of fiscal 2006. The increase in revenue is due to the number of upgrade projects active during the respective fiscal quarters. For the first quarter of fiscal 2007, we recorded revenue totaling $0.7 million and $0.5 million attributable to the San Diego and Santa Barbara upgrade projects, respectively. During the first quarter of fiscal 2006, we recorded revenue attributable to the San Bernardino upgrade project totaling approximately $0.7 million.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,321	78%	$685	54%	93%
Services	804	71%	840	73%	(4%)
Amortization – software development products	5	1%	6	—	(17%)

	809	72%	846	73%	(4%)

	$2,130	75%	$1,531	64%	39%

	Three Months Ended April 30,		2006 over 2005 ppt Change
	2006	2005
Gross margin:
Products	22%	46%	(24)
Services	28%	27%	1
Combined gross margin	25%	36%	(11)

Cost of revenue in the first quarter of fiscal 2007 increased by $0.6 million, or 39 percent, compared to the first quarter of fiscal 2006 due to increased product sales as well as other factors. During the first quarter of fiscal 2007 and due to the requirements of the San Diego and Santa Barbara upgrade projects, we incurred approximately $0.2 million in costs paid to subcontractors to perform certain site mitigation and retrofit work. Additionally, cost of product revenue for the first quarter of fiscal 2007 includes a charge totaling $0.1 million to write off excess and obsolete inventory. There were no corresponding subcontractor costs and inventory charges incurred in the first quarter of the prior fiscal year.

Operating Costs and Expenses

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$109	4%	$69	3%	57%
Allocated corporate overhead	294	10%	213	9%	38%
Gross engineering and support expenses	150	5%	132	5%	13%

	$553	19%	$414	17%	33%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Due to increased personnel costs, selling, general, and administrative expenses increased by 57 percent, in the first quarter of fiscal 2007 compared to the corresponding quarter of fiscal 2006.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Mobile Power Products (“ChargeSource”)

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$4,149	100%	$1,833	100%	126%
Services	—	—	—	—

	$4,149	100%	$1,833	100%	126%

Operating loss	$(128)		$(1,093)

	Three Months Ended April 30,		2006 over 2005 % Change
	2006	2005
	(in thousands)
Revenue:
Americas:
North America	$3,542	$1,835	93
Others	—	—	—
Europe	607	—	—
Asia – Pacific	—	(2)	—

	$4,149	$1,833	126%

	Three Months Ended April 30,		2006 over 2005 % Change
	2006	2005
	(in thousands)
Revenue:
Kensington	$4,015	$1,802	123%
Other	134	31	332%

	$4,149	$1,833	126%

Revenue in the first quarter of fiscal 2007 increased by $2.3 million, or 126 percent, compared to the first quarter of fiscal 2006. This increase was primarily driven by the success of Kensington and their ability to penetrate the “Big Box” retailers and place our ChargeSource products. Currently, Kensington is shipping or will be shipping into approximately 6,800 outlets in North America and Europe, which include CompUSA, Circuit City, Staples, Office Max, Dixons, PC World, and others. On a sequential basis, revenue in the first quarter of fiscal 2007 decreased by $0.5 million, or 11 percent, compared to the fourth quarter of fiscal 2006.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,969	72%	$1,833	100%	62%
Amortization – software development products	—	—	—	—	—

	2,969	72%	1,833	100%	62%

Services	—	—	—	—	—

	$2,969	72%	$1,833	100%	62%

	Three Months Ended April 30,		2006 over 2005 ppt Change
	2006	2005
Gross margin:
Products	28%	—	28
Services	—	—	—
Combined gross margin	28%	—	28

Cost of revenue in the first quarter of fiscal 2007 increased by $1.1 million, or 62 percent, compared to the first quarter of fiscal 2006. As a percentage of revenue, cost of revenue in the first quarter of fiscal 2007 decreased by 28 percentage points to 72 percent compared to the first quarter of fiscal 2006. During the first quarter of fiscal 2006, the level of ChargeSource sales was insufficient to fully absorb our fixed manufacturing overheard. Additionally, subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Accordingly, we accrued approximately $0.3 million of additional warranty costs in cost of revenue in the first quarter of fiscal 2006 to cover the anticipated cost of replacement. During the fourth quarter of fiscal 2006, we completed replacing all the units returned relating to this issue and eliminated the unused portion of the accrual, totaling $150,000.

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

Operating Costs and Expenses

	Three Months Ended April 30,				2006 over 2005 % Change
	2006		2005
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$424	10%	$270	15%	57%
Allocated corporate overhead	470	11%	304	17%	54%
Gross engineering and support expenses	414	10%	519	28%	(20%)

	$1,308	31%	$1,093	60%	20%

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general and administrative expenses in the first quarter of fiscal 2007 increased by approximately $0.2 million, or 57 percent, compared to the first quarter of fiscal 2006. The increase was due to increased legal fees incurred to collect amounts due from Targus, Inc., our former exclusive retail distributor. As this matter is settled, we do not expect to incur significant additional legal fees. See “Legal Proceedings” in Item II, Part 1 of this report for a discussion of this matter.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses in the first quarter of fiscal 2007 decreased approximately $0.1 million, or 20 percent, compared to the first quarter of fiscal 2006. The decrease is primarily due to reduced engineering design resources, including employees, temporary labor, and outside design consultants. These expenses are driven by our development programs that address the need for higher powered adapters, OEM design and performance requirements, and national and international regulatory requirements and are expected to fluctuate quarter-to-quarter based on the active development programs and the scope of such programs.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2006 decreased $2.8 million to $23.2 million as compared to $26.0 million at January 31, 2006. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,576)	$(1,500)
Investing activities	(264)	(398)
Financing activities	—	—

Operating Activities

Cash used in operating activities of $2.6 million in the first quarter of fiscal 2007 increased $1.1 million compared to the first quarter of fiscal 2006. Cash used in operating activities for the first quarter of fiscal 2007 was driven by net loss of $0.6 million and a reduction in accrued liabilities of approximately $3.9 million, primarily due to vendor payments for inventory as well as the distribution of incentive compensation, partially offset by non-cash charges totaling $0.8 million and $0.3 million for depreciation and amortization and provisions for obsolete inventory, respectively. Also, a net change in other operating assets and liabilities resulted in a $0.9 million increase in cash flow. Within the net change in other operating assets and liabilities, increased sales resulted in an increase in inventory, decreasing cash flow by $0.1 million, which was offset by a $0.2 million increase in deferred revenue and a $0.7 million increase in accounts payable.

Cash used in operating activities for the first quarter of fiscal 2006 was $1.5 million driven by net loss of $1.5 million, partially offset by non-cash charges totaling $1.0 million and $0.1 million for depreciation and amortization and provisions for doubtful accounts receivable, respectively. Also, a net change in operating assets and liabilities resulted in a $1.1 million decrease in cash flow. Within the net change in operating assets and liabilities, deferred revenue decreased by approximately $0.9 million primarily as a result of the change in accounting treatment of sales to SwissQual.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.3 million and $0.4 million in the first quarter of fiscal 2007 and 2006, respectively. We purchased approximately $0.4 million of property and equipment in the first quarter of fiscal 2007 and 2006.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of April 30, 2006, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Comarco Wireless Technologies, Inc. v. Targus, Inc., Case No. 050004166, Superior Court of The State of California in and for The County of Orange:

On April 4, 2006, Comarco Wireless Technologies, Inc. (“CWT”) and Targus, Inc. (“Targus”) attended a voluntary mediation to resolve a long-standing dispute and executed a stipulation for settlement agreement whereby Targus agreed to pay CWT $500,000 and both parties agreed to a release and discharge of all claims and causes of actions brought by each party. Subsequent to April 30, 2006, both parties entered into a settlement agreement and Targus paid us $500,000. All complaints filed by both parties were also dismissed.

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

COMARCO, INC.

Date: June 14, 2006	/s/ Thomas A. Franza
Thomas A. Franza President and Chief Executive Officer

Date: June 14, 2006	/s/ Daniel R. Lutz
Daniel R. Lutz Vice President and Chief Financial Officer