Form 10-Q
period 2006-07-31
COMARCO INC
filed 2006-09-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JULY 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-5449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California	95-2088894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25541 Commercentre Drive, Lake Forest, California 92630

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The registrant had 7,378,789 shares of common stock outstanding as of September 7, 2006.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 31, 2006	January 31, 2006 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$22,989	$26,017
Short-term investments	806	1,166
Accounts receivable, net of reserves of $79 and $78	10,718	9,285
Accounts receivable subject to litigation, net of reserves of $0 and $480	—	500
Inventory, net of reserves of $1,812 and $1,910	7,234	8,749
Other current assets	1,345	423

Total current assets	43,092	46,140
Property and equipment, net	2,771	1,595
Software development costs, net	708	1,361
Acquired intangible assets, net	995	1,257
Goodwill	2,394	2,394
Restricted cash	500	—
Other assets	59	58

	$50,519	$52,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$821	$727
Deferred revenue	5,942	5,480
Deferred compensation	806	1,166
Accrued liabilities	6,768	9,324

Total current liabilities	14,337	16,697
Deferred rent	657	—

	14,994	16,697

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2006 and January 31, 2006, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,738,789 and 7,422,542 shares issued and outstanding at July 31, 2006 and January 31, 2006, respectively	738	742
Additional paid-in capital	13,808	14,054
Retained earnings	20,979	21,312

Total stockholders’ equity	35,525	36,108

	$50,519	$52,805

(A)	Derived from the audited consolidated financial statements as of January 31, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Revenue	$12,972	$11,134	$23,528	$19,097
Cost of revenue	8,246	7,069	15,271	12,595

Gross profit	4,726	4,065	8,257	6,502
Selling, general, and administrative expenses	2,606	1,959	5,124	4,157
Engineering and support expenses	2,099	1,803	3,977	3,617

Operating income (loss)	21	303	(844)	(1,272)
Other income, net	221	63	450	120
Gain on sale of investment in SwissQual, net	—	—	61	—

Income (loss) from continuing operations before income taxes	242	366	(333)	(1,152)
Income tax expense	—	—	—	—

Income (loss) from continuing operations	242	366	(333)	(1,152)
Loss from discontinued operations	—	(39)	—	(42)

Net income (loss)	$242	$327	$(333)	$(1,194)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.04	$(0.05)	$(0.16)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.03	$0.04	$(0.05)	$(0.16)

Weighted average common shares outstanding:
Basic	7,391	7,422	7,410	7,422

Diluted	7,436	7,431	7,410	7,422

Common shares outstanding	7,379	7,422	7,379	7,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333)	$(1,194)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,533	1,984
Gain on sale/retirement of property and equipment	(21)	—
Gain on sale of investment in SwissQual	(82)	—
Stock based compensation expense	230	—
Provision for doubtful accounts receivable	6	(31)
Provision for obsolete inventory	473	711
Changes in operating assets and liabilities:
Accounts receivable	(938)	(4,008)
Amounts due from affiliate	—	(1,926)
Inventory	1,041	(389)
Other assets	(922)	468
Accounts payable	94	554
Deferred revenue	462	(32)
Deferred rent	657	—
Accrued liabilities	(2,556)	1,038

Net cash used in operating activities	(356)	(2,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	22	—
Purchases of property and equipment	(1,796)	(367)
Acquired intangible assets	—	(51)
Increase in restricted cash	(500)	—
Proceeds from sale of investment in SwissQual	82	—

Net cash used in investing activities	(2,192)	(418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(480)	—

Net cash used in financing activities	(480)	—

Net decrease in cash and cash equivalents	(3,028)	(3,243)
Cash and cash equivalents, beginning of period	26,017	12,270

Cash and cash equivalents, end of period	$22,989	$9,027

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$173	$2

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2006. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended July 31, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.

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

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Prior to January 31, 2006, the Company accounted for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25,

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

“Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the three and six months ended July 31, 2005, consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic income (loss) per share, and diluted income (loss) per share would have been adjusted to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended July 31, 2005	Six Months Ended July 31, 2005
Net income (loss):
As reported	$327	$(1,194)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(87)	(174)

Pro forma	$240	$(1,368)

Income (loss) per common share — basic:
As reported	$0.04	$(0.16)
Pro forma	$0.03	$(0.18)
Income (loss) per common share — diluted:
As reported	$0.04	$(0.16)
Pro forma	$0.03	$(0.18)

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

The compensation expense recognized in connection with the adoption of SFAS No. 123R was $146,000 and $229,000 for the three and six months ended July 31, 2006, respectively. Thus, earnings per share were decreased by $0.02 for the three months ended July 31, 2006, and the loss per share was increased by $0.03 for the six months ended July 31, 2006. There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS No. 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $1.4 million, which will be expensed over a weighted average remaining life of 24.7 months.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of options granted under the Company’s stock option plans during the three and six months ended July 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended July 31, 2006	Six Months Ended July 31, 2005
Weighted average risk-free interest rate	4.8%	3.8%
Expected life (in years)	6.1	6.0
Expected stock volatility	44.2%	49.9%
Dividend yield	None	None
Expected forfeitures	10.6%	10%

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

The director stock-based compensation plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options of the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options of the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant.

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2006	861,520	$12.43
Options granted	207,000	10.00
Options canceled or expired	(1,250)	12.01
Options exercised	(45,000)	9.72

Balance, July 31, 2006	1,022,270	12.06	$675

Exercisable at July 31, 2006			$276

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The average fair value of each of the options granted during the six months ended July 31, 2006 was $10.00. The following table summarizes information about the Company’s stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$6.91 to 9.89	393,000	6.4	$8.00	156,750	$7.96
10.43 to 12.41	265,145	7.2	10.90	107,645	11.59
13.21 to 17.50	221,625	2.8	14.49	221,625	14.49
19.33 to 23.67	142,500	3.8	21.63	142,500	21.63

6.91 to 23.67	1,022,270	5.5 years	12.06	628,520	13.98

Stock options exercisable at July 31, 2006 were 628,520 at a weighted-average exercise price of $13.98. At July 31, 2006, shares available for future grants under the 2005 Plan were 250,500 and under the director stock option plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of July 31, 2006, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the three and six months ended July 31, 2006, no options were granted or exercised under the CWT option plan. Stock options exercisable at July 31, 2006 were 3,000 at an exercise price of $17.62, with a remaining contractual life of 0.6 years. Shares available under the plan for future grants at July 31, 2006 were 198,000.

The following table summarizes information about CWT stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$17.62	3,000	0.6 years	$17.62	3,000	$17.62

	3,000	0.6 years		3,000

4.	Recent Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is required to adopt FIN 48 effective February 1, 2007. The cumulative effect of initially adopting FIN 48 is to record

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of evaluating the impact of the adoption of the Interpretation on the Company’s consolidated financial statements.

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

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During the year ended January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, the Company expects to record additional gains as the contingencies lapse and the funds are probable of receipt. During the first quarter of fiscal 2007, the Company recorded a net gain on sale of investment in the amount of $61,000, which represents $82,000 in proceeds received from the escrowed consideration, less $21,000 in foreign jurisdiction withholding taxes, which are non-refundable.

6.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2006, the Company repurchased approximately 2.6 million shares for an average price of $8.24 per share. During the three and six months ended July 31, 2006, the Company repurchased 51,278 shares of common stock at an average price of $9.36 per share.

7.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the six months ended July 31, 2006 and 2005, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

Potential common shares of 64,005 have been excluded from diluted weighted average common shares for the six months ended July 31, 2006, as the effect would have been antidilutive. Similarly, potential common shares of 12,735 have been excluded from diluted weighted average common shares for the six months ended July 31, 2005, as the effect would have been antidilutive.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
Basic:
Income (loss) from continuing operations	$242	$366	$(333)	$(1,152)
Weighted average shares outstanding	7,391	7,422	7,410	7,422

Basic and diluted earnings (loss) per share from continuing operations	$0.03	$0.04	$(0.05)	$(0.16)

Loss from discontinued operations	$—	$(39)	$—	$(42)
Weighted average shares outstanding	—	7,422	—	7,422

Basic and diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$—

Net income (loss)	$242	$327	$(333)	$(1,194)
Weighted average shares outstanding	7,391	7,422	7,410	7,422

Basic and diluted earnings (loss) per share	$0.03	$0.04	$(0.05)	$(0.16)

Diluted:
Income (loss) from continuing operations	$242	$366	$(333)	$(1,152)
Weighted average shares outstanding	7,436	7,431	7,410	7,422

Basic and diluted earnings (loss) per share from continuing operations	$0.03	$0.04	$(0.05)	$(0.16)

Loss from discontinued operations	$—	$(39)	$—	$(42)
Weighted average shares outstanding	—	7,431	—	7,422

Basic and diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$—

Net income (loss)	$242	$327	$(333)	$(1,194)
Weighted average shares outstanding	7,436	7,431	7,410	7,422

Basic and diluted earnings (loss) per share	$0.03	$0.04	$(0.05)	$(0.16)

8.	Related Party Transactions

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the three and six months ended July 31, 2006 and 2005 are listed below.

	Three Months Ended July 31,
	2006		2005
	(In thousands)
Total revenue	$12,972	100%	$11,134	100%
Customer concentration:
SwissQual	506	4%	2,938	26%
Verizon Wireless	1,584	12%	1,828	17%
Kensington Technology Group	4,061	31%	1,687	15%

	$6,151	47%	$6,453	58%

	Six Months Ended July 31,
	2006		2005
	(In thousands)
Total revenue	$23,528	100%	$19,097	100%
Customer concentration:
SwissQual	1,175	5%	4,113	22%
Kensington Technology Group	8,100	34%	3,489	18%
Verizon Wireless	3,780	16%	1,911	10%

	$13,055	55%	$9,513	50%

In addition, the Company derived 30 percent and 20 percent of its revenue from governmental agencies in the three months ended July 31, 2006, and 2005, respectively. The Company derived 32 percent and 23 percent of its revenue from governmental agencies in the six months ended July 31, 2006, and 2005, respectively.

The Company’s European region is served by its reseller, SwissQual Holding Inc. (“SwissQual”). Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, the Company changed its accounting for sales to SwissQual by

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of the Company’s ability to assert financial influence over the operations of SwissQual. The Company’s revenue for the six months ended July 31, 2005 increased by approximately $1.0 million due to this change.

The customers comprising 10 percent or more of the Company’s gross accounts receivable are listed below (in thousands):

	July 31, 2006		January 31, 2006
Total accounts receivable	$10,797	100%	$9,363	100%
Customer concentration:
SwissQual	—	—	2,335	25%
Kensington Technology Group	3,994	37%	3,292	35%
Verizon Wireless	1,248	12%	—	—

	$5,242	49%	$5,627	60%

10.	Inventory

Inventory consists of the following (in thousands):

	July 31, 2006	January 31, 2006
Raw materials	$2,611	$4,359
Work in process	463	915
Finished goods	4,160	3,475

	$7,234	$8,749

11.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	July 31, 2006	January 31, 2006
Capitalized software development costs	$8,444	$8,444
Less: accumulated amortization	(7,736)	(7,083)

	$708	$1,361

Capitalized software development costs for the six months ended July 31, 2006 and 2005 totaled $0. Amortization of software development costs for the six months ended July 31, 2006 and 2005 totaled $653,000 and $976,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. Amortization of software development costs for the three months ended July 31, 2006 and 2005 totaled $326,000 and $488,000, respectively. The amortization period for the software costs capitalized is the shorter of the economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	July 31, 2006	January 31, 2006
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$—
License rights	1,355	1,355
Intellectual property rights	1,244	1,244

	2,599	2,599
Less: accumulated amortization	(1,604)	(1,342)

	$995	$1,257

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of July 31, 2006	$1,898	$496	$—	$2,394

Balance as of January 31, 2006	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2007	245
2008	225
2009	178
2010	178
2011	126
Thereafter	43

Total estimated amortization expense	$995

Amortization of definite-lived acquired intangible assets for the quarters ended July 31, 2006 and 2005 totaled $130,000 and $127,000, respectively. For the six months ended July 31, 2006 and 2005, amortization of definite-lived acquired intangible assets totaled $262,000 and $257,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

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

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2006	2005
Beginning balance	$172	$177
Accruals for warranties issued during the period	431	657
Utilization	(312)	(366)

	$291	$468

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

Extended Warranty

Revenue for the Company’s extended warranty contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2006	2005
Beginning balance	$2,239	$1,108
Recognition of revenue	(414)	(483)
Deferral of revenue for new contracts	1,216	508

	$3,041	$1,133

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 11,100 call boxes under long-term agreements.

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended July 31, 2006
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$3,710	$4,745	$4,517	$12,972
Cost of revenue	1,576	3,277	3,393	8,246

Gross profit	$2,134	$1,468	$1,124	$4,726

Gross margin	57.5%	30.9%	24.9%	36.4%

	Six Months Ended July 31, 2006
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$7,283	$7,579	$8,666	$23,528
Cost of revenue	3,501	5,407	6,363	15,271

Gross profit	$3,782	$2,172	$2,303	$8,257

Gross margin	51.9%	28.7%	26.6%	35.1%

	Three Months Ended July 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$5,890	$3,539	$1,705	$11,134
Cost of revenue	2,979	2,076	2,014	7,069

Gross profit (loss)	$2,911	$1,463	$(309)	$4,065

Gross margin	49.4%	41.3%	(18.1%)	36.5%

	Six Months Ended July 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$9,609	$5,950	$3,538	$19,097
Cost of revenue	5,141	3,607	3,847	12,595

Gross profit (loss)	$4,468	$2,343	$(309)	$6,502

Gross margin	46.5%	39.4%	(8.7%)	34.0%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Assets at July 31, 2006	$10,010	$8,874	$5,931	$25,704	$50,519

Assets at January 31, 2006	$13,775	$6,834	$5,013	$27,183	$52,805

The following table presents revenue by geographic region for the three and six months ended July 31, 2006 and 2005 (in thousands):

Revenue by Region: (in thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005
North America	$11,109	$7,399	$20,049	$12,093
Europe	759	2,747	2,147	4,922
Asia	235	72	240	84
Latin America	869	916	1,092	1,998

	$12,972	$11,134	$23,528	$19,097

16.	Commitments and Contingencies

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

Severance Commitments

The Company entered into severance compensation agreements with certain executive and other officers. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately up to twice the amount of their then current annual base salary and up to twice the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Letter of Credit

In May 2006, the Company obtained a $500,000 letter of credit from US Bank pursuant to a lease provision for its new corporate offices to which the Company relocated on August 28, 2006. The letter of credit is secured by a certificate of deposit with a 6-month maturity.

Legal Contingencies

On April 4, 2006, CWT and Targus, Inc. (“Targus”), the Company’s former ChargeSource distributor, attended a voluntary mediation to resolve a long-standing dispute and executed a stipulation for settlement agreement whereby Targus agreed to pay CWT $500,000 and both parties agreed to a release and discharge of all claims and causes of actions brought by each party. Subsequent to that date and during the second quarter of fiscal 2007, both parties entered into a settlement agreement and Targus paid the Company $500,000. All complaints filed by both parties were also dismissed.

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

The following table sets forth our revenue for the business segments for the three and six months ended July 31, 2006 and 2005:

	Three Months Ended			Six Months Ended
	July 31, 2006	July 31, 2005	% Change	July 31, 2006	July 31, 2005	% Change
	(in thousands)			(in thousands)
Revenue:
WTS	$3,710	$5,890	(37.0%)	$7,283	$9,609	(24.2%)
Call Box	4,745	3,539	34.1%	7,579	5,950	27.4%
ChargeSource	4,517	1,705	164.9%	8,666	3,538	144.9%

	$12,972	$11,134	16.5%	$23,528	$19,097	23.2%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the three and six months ended July 31, 2006.

Wireless Test Solutions

•	Our North American region experienced significant year-over-year growth for the six months ended July 31, 2006 compared to the corresponding period of fiscal 2006 driven by sales to Verizon Wireless.

•	On a sequential basis, WTS revenue for the second quarter of fiscal 2007 was down significantly compared to prior quarters. Previously, we expected increased demand for next-generation mobile test equipment in our primary regions during the second half of fiscal 2007. However, it appears that the current demand is softer than anticipated as wireless carriers delay deployment of capital for such mobile test tools. This underscores the challenges of our WTS business, which include a customer base of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base.

•	Sales in our European region were down significantly for the three and six months ended July 31, 2006 compared to the corresponding periods of fiscal 2006. SwissQual, which was acquired by Spirent during January 2006, serves as the exclusive reseller of our WTS products in our European region. We currently expect SwissQual to continue as our exclusive reseller until January 2007. We are establishing a direct sales and support organization for our European region to replace SwissQual once the current reseller agreement expires. Additionally, we are exploring other potential strategic alliances that could enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect, if any, the sale of SwissQual to Spirent will have on future sales of our products. Our success will depend in part upon our ability to replace SwissQual as the provider of sales and support services and upon our ability to compete with Spirent and others.

•	For the three months ending July 31, 2006 and 2005, revenue derived from SwissQual totaled approximately $0.5 million and $2.9 million, respectively. For the six months ended July 31, 2006 and 2005, revenue derived from SwissQual totaled approximately $1.2 million and $4.1 million, respectively. Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the first quarter of fiscal 2006 was increased by approximately $1.0 million due to this change.

•	The timing of receiving and delivering on purchase orders from SwissQual and our other WTS customers, as well as the size of certain anticipated orders, tends to fluctuate quarter-to-quarter and could impact any one quarter positively or negatively.

Emergency Call Box Systems

•	During the second quarter of fiscal 2007, we continued to execute on a contract previously awarded by the San Diego SAFE to upgrade approximately 1,400 call boxes with digital and text-telephony (“TTY”) technologies and retrofit approximately 1,000 call box sites to improve accessibility for persons with mobility limitations. We recorded approximately $1.1 million in revenue attributable to this contract during the second quarter of fiscal 2007 and we currently expect to complete the project during the third quarter of fiscal 2007.

•	During the second quarter of fiscal 2007, we completed work in Santa Barbara County to upgrade approximately 332 call boxes with digital and TTY technologies. We recorded approximately $0.6 million in revenue attributable to this contract during the second quarter of fiscal 2007.

•	We commenced upgrade work on the call box systems owned by the Metropolitan Transportation Commission SAFE, which service the nine counties of the San Francisco Bay Area, during the second quarter of fiscal 2007. We recorded approximately $1.0 million in revenue attributable to this contract during the second quarter of fiscal 2007, and we currently expect to complete the project during the fourth quarter of fiscal 2007.

•	During the second quarter of fiscal 2007, we commenced and completed upgrade projects located in the California counties of Merced, San Benito, Lake, and Mendocino, and recorded approximately $0.4 million during the second quarter of fiscal 2007. These contracts required us to upgrade existing call boxes systems owned by these California SAFEs with a mix of digital and/TTY technologies and to perform other site mitigation and retrofit services.

•	As of July 31, 2006, there are approximately 11,100 call boxes that we maintain under long-term agreements. Certain of our SAFE customers have removed or have indicated that they intend to remove up to 1,600 call boxes to reduce the density of the systems and to make funds available for the necessary digital upgrades. We currently expect that as of January 31, 2007, there will be approximately 10,700 call boxes that we maintain under long-term agreements. Service revenue attributable to maintenance of existing call box systems totaled approximately $1.1 million in the second quarter of fiscal 2007 and is expected to total approximately $4.2 million in fiscal 2007.

Mobile Power Products (ChargeSource)

•	Kensington, the retail channel distributor of our ChargeSource products, continues to penetrate the retail marketplace. Currently, Kensington is shipping into approximately 6,300 outlets in North America and Europe, which include CompUSA, Circuit City, Staples, Office Max, Dixons, PC World, and others.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the three and six months ended July 31, 2006 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three and six months ended July 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2006.

Results of Operations – Continuing Operations

Consolidated

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Products	$11,773	$9,951	$21,161	$16,743	18%	26%
Services	1,199	1,183	2,367	2,354	1%	1%

	$12,972	$11,134	$23,528	$19,097	17%	23%

Operating income (loss)	$21	$303	$(844)	$(1,272)

Revenue by Region

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Americas:
North America	$11,109	$7,399	$20,049	$12,093	50%	66%
Others	869	916	1,092	1,998	(5%)	(45%)
Europe	759	2,747	2,147	4,922	(72%)	(56%)
Asia – Pacific	235	72	240	84	226%	186%

	$12,972	$11,134	$23,528	$19,097	17%	23%

Revenue for the three and six months ended July 31, 2006 increased by $1.8 million, or 17 percent, and $4.4 million, or 23 percent, respectively, compared to the corresponding period of fiscal 2006. Our call box and ChargeSource businesses achieved revenue growth for the three and six month periods, which was partially offset by current year decreases in WTS revenue. During the three and six months ended July 31,

2006, our call box business continued to perform under contracts awarded in the first quarter of fiscal 2006 to upgrade existing call box systems to digital technologies, as well as deploying TTY devices providing access to the speech and hearing impaired. Additionally, our ChargeSource business continued to achieve significant growth compared to the corresponding periods of fiscal 2006.

For the three and six months ended July 31, 2006, revenue from our European region decreased $2.0 million, or 72 percent, and $2.8 million, or 56 percent, respectively, compared to the corresponding periods of fiscal 2006. The decrease in revenue from our European region is primarily attributable to our WTS business and decreased sales to SwissQual, the exclusive reseller of our Seven.Five product platform in our European region.

Cost of Revenue and Gross Margin

(in thousands except

margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$7,160	61%	$5,838	59%	$13,037	62%	$10,020	60%	23%	30%
Amortization – software development	321	3%	482	5%	642	3%	965	6%	(33%)	(33%)

	7,481	64%	6,320	64%	13,679	65%	10,985	66%	18%	24%

Services	760	63%	744	63%	1,581	67%	1,599	68%	2%	(1%)
Amortization – software development	5	1%	5	—	11	—	11	—	—	—

	765	64%	749	63%	1,592	67%	1,610	68%

	$8,246	64%	$7,069	63%	$15,271	65%	$12,595	66%	17%	21%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Six Months
Gross margin:
Products	36%	36%	35%	34%	—	1
Services	36%	37%	33%	32%	(1)	1
Combined gross margin	36%	37%	35%	34%	(1)	1

Cost of revenue for the three and six months ended July 31, 2006 decreased by $1.2 million, or 17 percent, and $2.7 million, or 21 percent, respectively, compared to the corresponding periods of fiscal 2006. For the three and six months ended July 31, 2006, cost of product revenue as a percentage of revenue increased 2 percentage points compared to the corresponding periods of fiscal 2006. The increase is driven by increased product sales of our ChargeSource and call box products.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$1,366	10.5%	$871	7.8%	$2,637	11.2%	$2,043	10.7%	57%	29%
Allocated corporate overhead	1,240	9.6%	1,088	9.8%	2,487	10.6%	2,114	11.1%	14%	18%
Gross engineering and support expenses	2,099	16.2%	1,803	16.2%	3,977	16.9%	3,617	18.9%	16%	10%

	$4,705	36.3%	$3,762	33.8%	$9,101	38.7%	$7,774	40.7%	25%	17%

Selling, general, and administrative expenses for the three and six months ended July 31, 2006 increased $0.5 million, or 57 percent, and $0.6 million, or 29 percent, respectively, compared to the corresponding periods of fiscal 2006. The increase is partially due to a $0.1 million and $0.3 million increase in legal fees for the three and six months ended July 31, 2006, respectively, incurred by our ChargeSource business relating to intellectual property rights matters and the collection of amounts due from Targus, Inc., the former exclusive retail distributor. Also contributing to the increase for the three and six months ended July 31, 2006 is increased selling costs incurred by our WTS business in support of our European and Asia regions. In addition, selling, general, and administrative expenses for the three and six months ended July 31, 2005 includes a credit for the recovery of a bad debt expense totaling $0.1 million. No such recovery took place during the current fiscal year.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. As a percentage of revenue, allocated corporate overhead remained consistent for the three and six months ended July 31, 2006 compared to the comparable periods of fiscal 2006.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2006 increased $0.3 million, or 16 percent, and $0.4 million, or 10 percent. This increase is primarily due to increased WTS engineering expenses, consisting of salaries and third-party design fees, in support of our on-going efforts to replace Seven.Five software content currently provided by SwissQual. Also, during the six months ended July 31, 2006 our product support department incurred increased travel and personnel related expenses in support of our product installation and commissioning efforts compared to the corresponding period of fiscal 2006.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Interest income earned on invested cash balances for the three and six months ended July 31, 2006 totaled $221,000 and $450,000, respectively. For the three and six months ended July 31, 2005, interest income totaled $63,000 and $120,000, respectively. The current year increase in interest income is due to increased invested cash balances and increased interest rates earned on invested cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the prior years’ losses, as well as cumulative losses for the six months ended July 31, 2006, the adjusted net deferred tax assets remained fully reserved as of July 31, 2006.

Wireless Test Solutions (“WTS”)

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Products	$3,631	$5,883	$7,168	$9,582	(38%)	(25%)
Services	79	7	115	27	1029%	326%

	$3,710	$5,890	$7,283	$9,609	(37%)	(24%)

Operating income (loss)	$(605)	$819	$(1,492)	$(129)

Revenue by Region (in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Americas:
North America	$2,004	$2,155	$4,568	$2,605	(7%)	75%
Others	869	916	1,092	1,998	(5%)	(45%)
Europe	642	2,747	1,423	4,922	(77%)	(71%)
Asia – Pacific	195	72	200	84

	$3,710	$5,890	$7,283	$9,609	(37%)	(24%)

Revenue for the three months ended July 31, 2006 decreased by $2.2 million, or 37 percent, compared to the corresponding period of fiscal 2006. The second quarter decrease is attributable to decreased sales from our European region, which is served by our reseller, SwissQual. For the second quarter of fiscal 2007, revenue derived from our European region decreased by $2.1 million, or 77 percent, compared to the second quarter of fiscal 2006.

During January 2006, Spirent purchased 100 percent of the outstanding stock of SwissQual, which included our 18 percent equity investment. We currently expect SwissQual to continue as the exclusive reseller of our Seven.Five product platform in our European region through January 2007. Additionally, we expect SwissQual to compete with us in our current mobile test equipment niche starting in January 2007. Due to our contractual relationship with SwissQual, we lack visibility into the demand and related purchasing habits of the Seven.Five users in our European region. Coupled with decreased sales for the three and six months ended July 31, 2006 in our European region compared to the corresponding periods of fiscal 2006 and a relatively small number of wireless carriers and equipment vendors, it is difficult to forecast our results from period to period. Consequently, our WTS business is affected in any single region by the priorities of a relatively concentrated group of customers.

Revenue for the six months ended July 31, 2006 decreased by $2.3 million, or 24 percent, compared to the corresponding period of fiscal 2006. This decrease is primarily attributable to decreased sales from our European region partially offset by increased sales to our customers in North America driven by strong sales to Verizon Wireless. For the six months ended July 31, 2006, revenue derived from our European region decreased by $3.5 million, or 71 percent, compared to the six months ended July 31, 2005. These period comparisons highlight that the wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results.

Cost of Revenue and Gross Margin

(in thousands except

margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,206	33%	$2,476	42%	$2,793	39%	$4,140	43%	(51%)	(33%)
Amortization – software development	321	9%	482	8%	642	9%	965	10%	(33%)	(33%)

	1,527	42%	2,958	50%	3,435	48%	5,105	53%	(48%)	(33%)

Services	49	62%	21	300%	66	57%	36	133%

	$1,576	42%	$2,979	51%	$3,501	48%	$5,141	53%	(47%)	(32%)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Six Months
Gross margin:
Products	58%	50%	52%	47%	8	5
Services	38%	(200%)	43%	(33%)	238	76
Combined gross margin	58%	49%	52%	47%	9	5

Cost of revenue for the three and six months ended July 31, 2006 decreased by $1.4 million, or 47 percent, and $1.6 million, or 32 percent, respectively, compared to the corresponding periods of fiscal 2006. For the three and six months ended July 31, 2006, cost of product revenue as a percentage of revenue decreased 8 percentage points and 5 percentage points, respectively, compared to the corresponding periods of fiscal 2006. The decrease in cost of product revenue as a percentage of revenue for the three and six months ended July 31, 2006 was primarily driven by several higher-margin Seven.Five upgrade orders shipped during the second quarter of fiscal 2007. No similar type upgrade orders were shipped during the corresponding periods of fiscal 2006.

Amortization of previously capitalized software development costs for the three and six months ended July 31, 2006 totaled $0.3 million and $0.6 million, respectively. Currently, we expect to continue to amortize previously capitalized software development costs at a rate of approximately $0.3 million per quarter through the third quarter of fiscal 2007, and subsequent to that, reduced rates of amortization as some engineering projects become fully amortized through the end of fiscal 2008.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$803	21.6%	$476	8.1%	$1,541	21.2%	$1,308	13.6%	69%	18%
Allocated corporate overhead	407	11.0%	507	8.6%	890	12.2%	1,017	10.6%	(20%)	(12%)
Gross engineering and support expenses	1,529	41.2%	1,109	18.8%	2,843	39.0%	2,272	23.6%	38%	25%

	$2,739	73.8%	$2,092	35.5%	$5,274	72.4%	$4,597	47.8%	31%	15%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing, and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three and six months ended July 31, 2006 increased $0.3 million and $0.2 million, respectively, compared to the corresponding periods of fiscal 2006, primarily due to increased sales and marketing as we continue to establish a sales and support organization in support of our European region, as well as the expansion of our sales and support capabilities in Asia. Additionally, selling, general, and administrative expenses for the second quarter of fiscal 2006 includes a credit for the recovery of a bad debt expense totaling $0.1 million. No such recovery took place during the second quarter of fiscal 2007.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three and six months ended July 31, 2006 increased $0.4 million, or 38 percent, and $0.6 million, or 25 percent. These increases are due to increased engineering expenses, consisting of salaries and third-party design fees, in support of our on-going efforts to replace Seven.Five software content currently provided by SwissQual. Also, during the six months ended July 31, 2006 our product support department incurred increased travel and personnel related expenses in support of our product installation and commissioning efforts compared to the corresponding period of fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the three and six months ending July 31, 2006 and 2005 as we completed the development of the software embedded in our Seven.Five product platform prior to such periods.

Emergency Call Box Systems

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Products	$3,625	$2,363	$5,327	$3,623	53%	47%
Services	1,120	1,176	2,252	2,327	(5%)	(3%)

	$4,745	$3,539	$7,579	$5,950	34%	27%

Operating income	$826	$932	$976	$1,396

Revenue by Region (in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Americas:
North America	$4,745	$3,539	$7,579	$5,950	34%	27%
Others	—	—	—	—	—	—
Europe	—	—	—	—	—	—
Asia – Pacific	—	—	—	—	—	—

	$4,745	$3,539	$7,579	$5,950	34%	27%

Revenue for the three and six months ended July 31, 2006 increased by $1.2 million, or 34 percent, and $1.6 million, or 27 percent, respectively, compared to corresponding periods of fiscal 2006. The increase in revenue is due to the number of upgrade projects active during the respective fiscal periods. During the second quarter of fiscal 2007, we commenced upgrade work on the call box system owned by MTC and recorded product revenue totaling approximately $1.0 million. We expect to complete the MTC upgrade project by the fourth quarter of fiscal 2007. Also during the second quarter of fiscal 2007, we commenced and completed upgrade projects located in the California counties of Merced, San Benito, Lake, and Mendocino, and recorded approximately $0.4 million during the second quarter of fiscal 2007. These projects were not underway during the three and six months ended July 31, 2005.

Cost of Revenue and Gross Margin

(in thousands except

margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,561	71%	$1,348	57%	$3,881	73%	$2,033	56%	90%	91%

Amortization – software development	—	—	—	—	—	—	—	—	—	—

	2,561	71%	1,348	57%	3,881	73%	2,033	56%	90%	91%

Services	711	63%	723	61%	1,515	67%	1,563	67%	(2%)	(3%)
Amortization – software development	5	1%	5	1%	11	1%	11	1%	—	—

	716	64%	728	62%	1,526	68%	1,574	68%	(2%)	(3%)

	$3,277	69%	$2,076	59%	$5,407	71%	$3,607	61%	58%	50%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Gross margin:
Products	29%	43%	27%	44%	(14)	(17)
Services	36%	38%	32%	32%	(2)	—
Combined gross margin	31%	41%	29%	39%	(10)	(10)

Cost of revenue for the three and six months ended July 31, 2006 increased by $1.2 million, or 58 percent, and $1.8 million, or 50 percent, respectively, compared to the corresponding periods of fiscal 2006. For the three and six months ended July 31, 2006, cost of product revenue as a percentage of revenue increased 14 percentage points and 17 percentage points, respectively, compared to the corresponding periods of fiscal 2006. The increase in cost of product revenue as a percentage of revenue for the three and six months ended July 31, 2006 was primarily driven by the number of active upgrade projects resulting in increased use of third parties to perform certain upgrade installation, site mitigation, and retrofit work. We had fewer active upgrade projects during the three and six months ended July 31, 2005 and therefore did not utilize third party subcontractors. Additionally, cost of product revenue for the three and six months ended July 31, 2006 includes charges totaling $0.1 million and $0.2 million, respectively, to write off excess and obsolete inventory. There were no comparable inventory charges incurred in the three and six months ended July 31, 2005.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$118	2.5%	$89	2.5%	$227	3.0%	$159	2.7%	33%	43%
Allocated corporate overhead	380	8.0%	257	7.3%	675	8.9%	471	7.9%	48%	43%
Gross engineering and support expenses	144	3.0%	185	5.2%	294	3.9%	317	5.3%	(22%)	(7%)

	$642	13.5%	$531	15.0%	$1,196	15.8%	$947	15.9%	21%	26%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Selling, general, and administrative expenses for the three and six months ended July 31, 2006 increased by 33 percent and 43 percent, respectively, compared to the corresponding periods of fiscal 2006. The increase is due to increased personnel costs incurred during the current fiscal year.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Mobile Power Products (“ChargeSource”)

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Products	$4,517	$1,705	$8,666	$3,538	165%	145%
Services	—	—	—	—

	$4,517	$1,705	$8,666	$3,538	165%	145%

Operating loss	$(200)	$(1,448)	$(328)	$(2,539)

Revenue by Region

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Six Months
Revenue:
Americas:
North America	$4,360	$1,705	$7,902	$3,538	156%	123%
Others	—	—	—	—	—	—
Europe	117	—	724	—	—	—
Asia – Pacific	40	—	40	—	—	—

	$4,517	$1,705	$8,666	$3,538	165%	145%

Revenue by Customer

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Kensington	$4,086	90%	$1,687	99%	$8,101	93%	$3,489	99%	142%	132%
Other	431	10%	18	1%	565	7%	49	1%	2294%	1053%

	$4,517	100%	$1,705	100%	$8,666	100%	$3,538	100%	165%	145%

Revenue for the three and six months ended July 31, 2006 increased by $2.8 million, or 165 percent, and $5.1 million, or 145 percent, respectively, compared to corresponding periods of fiscal 2006. The increase in revenue is primarily due to Kensington’s success in penetrating the “Big Box” retailers. Currently, Kensington is shipping into approximately 6,300 outlets in North America and Europe, which include CompUSA, Circuit City, Staples, Office Max, Dixons, PC World, and others. We began shipping Kensington-branded products during the first quarter of fiscal 2006. On a sequential basis, revenue in the second quarter of fiscal 2007 increased by $0.4 million, or 9 percent, compared to the first quarter of fiscal 2007.

Cost of Revenue and Gross Margin

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$3,393	75%	$2,014	118%	$6,363	73%	$3,847	109%	68%	65%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	3,393	75%	2,014	118%	6,363	73%	3,847	109%	68%	65%
Services	—	—	—	—	—	—	—	—	—	—

	$3,393	75%	2,014	118%	6,363	73%	3,847	109%	68%	65%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Six Months
Gross margin:
Products	25%	(18%)	27%	(9%)	43	36
Services	—	—	—	—	—	—
Combined gross margin	25%	(18%)	27%	(9%)	43	36

Cost of revenue for the three and six months ended July 31, 2006 increased by $1.4 million, or 68 percent, and $2.5 million, or 65 percent, respectively, compared to the corresponding periods of fiscal 2006. The increase in cost of revenue is primarily due to the increase in revenue for the three and six months ended July 31, 2006 compared to the corresponding periods of the prior fiscal year. Cost of product revenue for the three and six months ended July 31, 2005 include inventory and warranty charges totaling approximately $0.8 million. Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Accordingly, we accrued $0.3 million as additional warranty costs in cost of product revenue in the first quarter of fiscal 2006 to cover the anticipated cost of replacement. During the fourth quarter of fiscal 2006, we completed replacing all the units returned relating to this issue and eliminated the unused portion of the accrual, totaling $150,000. Additionally, during the second quarter of fiscal 2006, we recorded an inventory charge totaling approximately $0.5 million in order to fully reserve for legacy ChargeSource products and related components.

For the three and six months ended July 31, 2006 compared to the corresponding periods of fiscal 2006, cost of product revenue as a percentage of revenue, excluding the inventory and warranty charges discussed above, decreased 14 percentage points and 13 percentage points, respectively. During the three and six months ended July 31, 2005, the level of ChargeSource sales was insufficient to fully absorb our fixed manufacturing overhead resulting in increased cost of product revenue as a percentage of revenue.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$445	9.9%	$306	18.0%	$869	10.0%	$576	16.3%	45%	51%
Allocated corporate overhead	453	10.0%	324	19.0%	922	10.6%	626	17.7%	40%	47%
Gross engineering and support expenses	426	9.4%	509	29.8%	840	9.7%	1,028	29.0%	(16%)	(18%)

	$1,324	29.3%	$1,139	66.8%	$2,631	30.3%	$2,230	63.0%	16%	18%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general, and administrative expenses in the three and six months ended July 31, 2006 increased by approximately $0.1 million, or 45 percent, and approximately $0.3 million, or 51 percent, compared to the corresponding periods of fiscal 2006. The increase is primarily due to a $0.1 million and $0.3 million increase in legal fees for the three and six months ended July 31, 2006, respectively, relating to intellectual property rights matters and the collection of amounts due from Targus, Inc., the former exclusive retail distributor.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses for the three and six months ended July 31, 2006 decreased $0.1 million, or 16 percent, and $0.2 million, or 18 percent. The decrease in gross engineering and support expenses is due to the decreased use of temporary labor and contract design resources and is consistent with our current development cycle and focus on OEM design solutions.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2006 decreased $3.0 million to $23.0 million as compared to $26.0 million at January 31, 2006. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2006	2005
	(in thousands)
Cash used in:
Operating activities	$(356)	$(2,825)
Investing activities	(2,192)	(418)
Financing activities	(480)	—

Operating Activities

Cash used in operating activities of $0.4 million for the six months ended July 31, 2006 decreased $2.5 million compared to the six months ended July 31, 2005. Cash used in operating activities for the first half of fiscal 2007 was driven by net loss of $0.3 million and a reduction in accrued liabilities of approximately $2.6 million, primarily due to vendor payments for inventory as well as the distribution of incentive compensation, partially offset by non-cash charges totaling $1.5 million and $0.5 million for depreciation and amortization and provisions for obsolete inventory, respectively. Also, a net change in other operating assets and liabilities resulted in a $0.4 million increase in cash flow. Within the net change in other operating assets and liabilities, inventory decreased by $1.0 million, increasing cash flow, which was offset by a $0.9 million increase in other assets, which relates to amounts due from our new landlord for tenant improvement reimbursements.

Cash used in operating activities in the six months ended July 31, 2005 was $2.8 million driven by net loss of $1.2 million, partially offset by non-cash charges totaling $2.0 million and $0.7 million for depreciation and amortization and provisions for obsolete inventory, respectively. For the six months ended July 31, 2005, accounts receivable and amounts due from affiliates increased by $5.9 million, primarily due to increased sales in the latter part of the second quarter. Days sales outstanding decreased to 102 days as of July 31, 2005. Sales of our WTS products into our international markets typically require us to extend credit terms of between 90 days and 120 days. We have continued to experience low losses from bad debts, and good collections history with isolated exceptions. Accounts payable and accrued liabilities generated cash of $1.6 million for the six months ended July 31, 2005, and cash used for inventory was $0.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.2 million and $0.4 million in the six months ended July 31, 2006 and 2005, respectively. We purchased approximately $1.8 million and $0.4 million of property and equipment in the first six months of fiscal 2007 and 2006. The increase relates primarily to tenant improvements made relating to our corporate relocation as well as equipment built for a revenue sharing contract with one of our WTS customers. Additionally, during the six months ended July 31, 2006 we obtained a letter of credit in the amount of $500,000 from US Bank, secured by a certificate of deposit with a 6-month maturity required by the lease for our new corporate office.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months.

Cash Flows from Financing Activities

During fiscal 2007, we repurchased approximately 51,000 shares in the open market for a total cost of approximately $0.4 million, or an average price of $9.36 per share. During fiscal 2006 we had no stock repurchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of July 31, 2006, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	The Annual Meeting of Shareholders of Comarco was held on June 20, 2006. The holders of Comarco’s stock were entitled to elect five directors to serve until 2007. The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2007 and the number of votes cast for or withheld with respect to each person.

	For	Withheld
Don M. Bailey	5,900,651	387,217
Thomas A. Franza	6,024,622	263,246
Gerald D. Griffin	5,800,646	487,222
Jeffrey R. Hultman	5,800,646	487,222
Erik H. van der Kaay	5,800,646	487,222

2.	The shareholders also voted on and approved the ratification of the appointment of BDO Seidman, LLP as Comarco’s independent registered public accounting firm for the fiscal year ended January 31, 2007. The vote for the proposal was as follows:

For	Against	Abstentions
6,281,578	1,716	4,574

3.	The shareholders also voted on and approved the ratification of the 2005 Equity Incentive Plan. The vote for the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
3,929,324	419,956	10,220	1,928,368

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 14, 2006	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: September 14, 2006	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer