Form 10-Q
period 2006-10-31
COMARCO INC
filed 2006-12-20
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OCTOBER 31, 2006

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

The registrant had 7,378,789 shares of common stock outstanding as of December 18, 2006.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	October 31, 2006	January 31, 2006 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$22,685	$26,017
Short-term investments	861	1,166
Accounts receivable, net of reserves of $65 and $78	9,648	9,285
Accounts receivable subject to litigation, net of reserves of $0 and $480	—	500
Inventory, net of reserves of $723 and $1,910	6,290	8,749
Other current assets	1,110	423

Total current assets	40,594	46,140
Property and equipment, net	3,736	1,595
Software development costs, net	382	1,361
Acquired intangible assets, net	868	1,257
Goodwill	2,394	2,394
Restricted cash	500	—
Other assets	17	58

	$48,491	$52,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$836	$727
Deferred revenue	5,211	5,480
Deferred compensation	861	1,166
Accrued liabilities	5,601	9,324

Total current liabilities	12,509	16,697
Deferred income taxes	117	—
Deferred rent	818	—

	13,444	16,697

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2006 and January 31, 2006, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,378,789 and 7,422,542 shares issued and outstanding at October 31, 2006 and January 31, 2006, respectively	738	742
Additional paid-in capital	13,981	14,054
Retained earnings	20,328	21,312

Total stockholders’ equity	35,047	36,108

	$48,491	$52,805

(A)	Derived from the audited consolidated financial statements as of January 31, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Revenue	$11,403	$13,574	$34,930	$32,670
Cost of revenue	7,497	8,362	22,767	20,956

Gross profit	3,906	5,212	12,163	11,714
Selling, general, and administrative expenses	2,895	2,639	8,019	6,797
Engineering and support expenses	1,914	2,005	5,892	5,621

Operating income (loss)	(903)	568	(1,748)	(704)
Other income, net	246	76	696	196
Gain on sale of investment in SwissQual, net	—	—	61	—

Income (loss) from continuing operations before income taxes	(657)	644	(991)	(508)
Income tax (expense) benefit	7	(31)	7	(31)

Income (loss) from continuing operations	(650)	613	(984)	(539)
Loss from discontinued operations	—	(3)	—	(45)

Net income (loss)	$(650)	$610	$(984)	$(584)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.09)	$0.08	$(0.13)	$(0.07)
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.09)	$0.08	$(0.13)	$(0.08)

Weighted average common shares outstanding:
Basic	7,379	7,422	7,399	7,422

Diluted	7,379	7,434	7,399	7,422

Common shares outstanding	7,379	7,422	7,379	7,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(984)	$(584)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2,417	2,927
Loss (gain) on sale/retirement of property and equipment	(35)	24
Gain on sale of investment in SwissQual	(82)	—
Stock based compensation expense	403	—
Deferred income taxes	117	—
Provision for doubtful accounts receivable	12	(85)
Provision for obsolete inventory	529	1,003
Changes in operating assets and liabilities:
Accounts receivable	125	(4,083)
Amounts due from affiliate	—	(86)
Accounts receivable subject to litigation	—	2
Inventory	1,929	(795)
Other assets	(645)	467
Accounts payable	109	347
Deferred revenue	(269)	451
Deferred rent	818	—
Accrued liabilities	(3,723)	3,099

Net cash provided by operating activities	721	2,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	36	5
Purchases of property and equipment	(3,191)	(605)
Acquired intangible assets	—	(201)
Increase in restricted cash	(500)	—
Proceeds from sale of investment in SwissQual	82	—

Net cash used in investing activities	(3,573)	(801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase and retirement of common stock	(480)	—

Net cash used in financing activities	(480)	—

Net increase (decrease) in cash and cash equivalents	(3,332)	1,886
Cash and cash equivalents, beginning of period	26,017	12,270

Cash and cash equivalents, end of period	$22,685	$14,156

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$213	$2

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2006. The financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2006 are not necessarily indicative of the results to be expected for the year ending January 31, 2007.

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

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Prior to January 31, 2006, the Company accounted for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

compensation expense was recognized for the stock option grants. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards during the three and nine months ended October 31, 2005, consistent with the provisions of SFAS No. 123, the Company's net income (loss), basic income (loss) per share, and diluted income (loss) per share would have been adjusted to the pro forma amounts as follows (in thousands except per share amounts):

	Three Months Ended October 31, 2005	Nine Months Ended October 31, 2005
Net income (loss):
As reported	$610	$(584)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78)	(233)

Pro forma	$532	$(817)

Income (loss) per common share — basic:
As reported	$0.08	$(0.08)
Pro forma	$0.07	$(0.11)
Income (loss) per common share — diluted:
As reported	$0.08	$(0.08)
Pro forma	$0.07	$(0.11)

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

The compensation expense recognized in connection with the adoption of SFAS No. 123R was $173,000 and $403,000 for the three and nine months ended October 31, 2006, respectively. Thus, the loss per share was increased by $0.02 and $0.05 for the three and nine months ended October 31, 2006. There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS No. 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $1.2 million, which will be expensed over a weighted average remaining life of 21.7 months.

The fair value of options granted under the Company’s stock option plans during the three and nine months ended October 31, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31, 2006	Nine Months Ended October 31, 2005
Weighted average risk-free interest rate	4.8%	3.8%
Expected life (in years)	6.1	6.0
Expected stock volatility	44.2%	49.9%
Dividend yield	None	None
Expected forfeitures	10.6%	10%

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. The total number of shares that may be granted under these plans is 2,704,337. Amounts for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001.

The director stock-based compensation plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2006	861,520	$12.43
Options granted	207,000	10.00
Options canceled or expired	(1,250)	12.01
Options exercised	(45,000)	9.72

Balance, October 31, 2006	1,022,270	12.06	$530

Exercisable at October 31, 2006			$316

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The average fair value of each of the options granted during the nine months ended October 31, 2006 was $10.00. The following table summarizes information about the Company’s stock options outstanding at October 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.91 to 9.89	393,000	6.2	$8.00	208,250	$7.83
10.43 to 12.41	265,145	6.9	10.90	107,645	11.59
13.21 to 17.50	221,625	2.6	14.49	221,625	14.49
19.33 to 23.67	142,500	3.6	21.63	142,500	21.63

6.91 to 23.67	1,022,270	5.2 years	12.06	680,020	13.49

Stock options exercisable at October 31, 2006 were 680,020 at a weighted-average exercise price of $13.49. At October 31, 2006, shares available for future grants under the 2005 Plan were 250,500 and under the director stock option plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of October 31, 2006, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the three and nine months ended October 31, 2006, no options were granted or exercised under the CWT option plan. Stock options exercisable at October 31, 2006 were 3,000 at an exercise price of $17.62, with a remaining contractual life of 0.3 years. Shares available under the plan for future grants at October 31, 2006 were 198,000.

The following table summarizes information about CWT stock options outstanding at October 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$17.62	3,000	0.3 years	$17.62	3,000	$17.62

	3,000	0.3 years		3,000

4.	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company will adopt this pronouncement beginning in fiscal year 2008 and such adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The Company is

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

required to adopt FIN 48 effective February 1, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is in the process of evaluating the impact of the adoption of the Interpretation on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of Statement No. 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2006, the Company repurchased approximately 2.6 million shares for an average price of $8.24 per share. During the three and nine months ended October 31, 2006, the Company repurchased 0 and 51,278 shares of common stock at an average price of $0 and $9.36 per share, or a total amount of $0 and $480,000.

7.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended October 31, 2006, and the nine months ended October 31, 2006 and 2005, basic and diluted loss per share were the same because the inclusion of potential common shares in the calculation would have been antidilutive.

Potential common shares of 45,502 have been excluded from diluted weighted average common shares for the three months ended October 31, 2006, as the effect would have been antidilutive. Similarly, potential common shares of 51,881 and 12,180 have been excluded from diluted weighted average common shares for the nine months ended October 31, 2006 and 2005, as the effect would have been antidilutive.

The following tables present reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Basic:
Income (loss) from continuing operations	$(650)	$613	$(984)	$(539)
Weighted average shares outstanding	7,379	7,422	7,399	7,422

Basic earnings (loss) per share from continuing operations	$(0.09)	$0.08	$(0.13)	$(0.07)

Loss from discontinued operations	$—	$(3)	$—	$(45)
Weighted average shares outstanding	—	7,422	—	7,422

Basic earnings (loss) per share from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$(650)	$610	$(984)	$(584)
Weighted average shares outstanding	7,379	7,422	7,399	7,422

Basic earnings (loss) per share	$(0.09)	$0.08	$(0.13)	$(0.08)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Diluted:
Income (loss) from continuing operations	$(650)	$613	$(984)	$(539)
Weighted average shares outstanding	7,379	7,434	7,399	7,422

Diluted earnings (loss) per share from continuing operations	$(0.09)	$0.08	$(0.13)	$(0.07)

Loss from discontinued operations	$—	$(3)	$—	$(45)
Weighted average shares outstanding	—	7,422	—	7,422

Diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$(650)	$610	$(984)	$(584)
Weighted average shares outstanding	7,379	7,434	7,399	7,422

Diluted earnings (loss) per share	$(0.09)	$0.08	$(0.13)	$(0.08)

8.	Related Party Transactions

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Comarco, Inc. As reported April 30, 2005	Effect of SwissQual Adjustment to Accrual Basis
Revenue	$7,962	$1,049
Operating income (loss)	(1,575)	653
Basic and diluted earnings (loss) per share	(0.20)	0.09

9.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the three and nine months ended October 31, 2006 and 2005 are listed below.

	Three Months Ended October 31,
	2006		2005
	(In thousands)
Total revenue	$11,403	100%	$13,574	100%
Customer concentration:
MTC SAFE	1,692	15%	—	—
Kensington	3,629	32%	3,847	28%
Verizon Wireless	1,722	15%	5,011	37%
SwissQual	—	—	1,016	7%

	$7,043	62%	$9,874	72%

	Nine Months Ended October 31,
	2006		2005
	(In thousands)
Total revenue	$34,930	100%	$32,670	100%
Customer concentration:
Kensington	11,729	33%	7,128	22%
Verizon Wireless	5,457	16%	7,450	23%
SwissQual	1,312	4%	6,118	18%

	$18,498	53%	$20,696	63%

In addition, the Company derived 34 percent and 14 percent of its revenue from governmental agencies in the three months ended October 31, 2006, and 2005, respectively. The Company derived 32 percent and 19 percent of its revenue from governmental agencies in the nine months ended October 31, 2006, and 2005, respectively.

The Company’s European region is served by its reseller, SwissQual Holding Inc. (“SwissQual”). Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, the Company changed its accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of the Company’s ability to assert financial influence over the operations of SwissQual. The Company’s revenue for the nine months ended October 31, 2005 increased by approximately $1.0 million due to this change.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The customers comprising 10 percent or more of the Company’s gross accounts receivable are listed below (in thousands):

	October 31, 2006		January 31, 2006
Total accounts receivable	$9,713	100%	$9,363	100%
Customer concentration:
Kensington	3,445	35%	3,292	35%
Verizon Wireless	1,184	12%	—	—
SwissQual	—	—	2,335	25%

	$4,629	47%	$5,627	60%

10.	Inventory

Inventory consists of the following (in thousands):

	October 31, 2006	January 31, 2006
Raw materials	$2,346	$4,359
Work in process	235	915
Finished goods	3,709	3,475

	$6,290	$8,749

11.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	October 31, 2006	January 31, 2006
Capitalized software development costs	$8,444	$8,444
Less: accumulated amortization	(8,062)	(7,083)

	$382	$1,361

Capitalized software development costs for the three and nine months ended October 31, 2006 and 2005 totaled $0. Amortization of software development costs for the nine months ended October 31, 2006 and 2005 totaled $979,000 and $1.5 million, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. Amortization of software development costs for the three months ended October 31, 2006 and 2005 totaled $326,000 and $498,000, respectively. The amortization period for the software costs capitalized is the shorter of the expected economic life of the related product or based on expected unit sales under the sales ratio method, typically two to four years.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	October 31, 2006	January 31, 2006
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$—
License rights	1,355	1,355
Intellectual property rights	1,244	1,244

	2,599	2,599
Less: accumulated amortization	(1,731)	(1,342)

	$868	$1,257

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

The following table presents goodwill by reportable segment (in thousands):

	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Balance as of October 31, 2006	$1,898	$496	$—	$2,394

Balance as of January 31, 2006	$1,898	$496	$—	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2007	118
2008	225
2009	178
2010	178
2011	126
Thereafter	43

Total estimated amortization expense	$868

Amortization of definite-lived acquired intangible assets for the three months ended October 31, 2006 and 2005 totaled $127,000 and $139,000, respectively. For the nine months ended October 31, 2006 and 2005, amortization of definite-lived acquired intangible assets totaled $389,000 and $397,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Warranty and Service Contract Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2006	2005
Beginning balance	$172	$177
Accruals for warranties issued during the period	755	825
Utilization	(572)	(607)

	$355	$395

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

Extended Warranty and Service Contracts

Revenue for the Company’s extended warranty and service contracts is deferred and recognized on a straight line basis over the contract period. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended warranty activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2006	2005
Beginning balance	$2,239	$1,108
Recognition of revenue	(686)	(811)
Deferral of revenue for new contracts	1,639	1,645

	$3,192	$1,942

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands, except gross margin):

	Three Months Ended October 31, 2006
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$2,782	$4,302	$4,319	$11,403
Cost of revenue	1,380	3,154	2,963	7,497

Gross profit	$1,402	$1,148	$1,356	$3,906

Gross margin	50.4%	26.7%	31.4%	34.3%

	Nine Months Ended October 31, 2006
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$10,065	$11,881	$12,984	$34,930
Cost of revenue	4,880	8,562	9,325	22,767

Gross profit	$5,185	$3,319	$3,659	$12,163

Gross margin	51.5%	27.9%	28.2%	34.8%

	Three Months Ended October 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$7,543	$1,951	$4,080	$13,574
Cost of revenue	3,950	1,225	3,187	8,362

Gross profit	$3,593	$726	$893	$5,212

Gross margin	47.6%	37.2%	21.9%	38.4%

	Nine Months Ended October 31, 2005
	Wireless Test Solutions	Call Box	Mobile Power Products	Total
Revenue	$17,152	$7,901	$7,617	$32,670
Cost of revenue	9,090	4,832	7,034	20,956

Gross profit	$8,062	$3,069	$583	$11,714

Gross margin	47.0%	38.8%	7.6%	35.9%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Wireless Test Solutions	Call Box	Mobile Power Products	Corporate	Total
Assets at October 31, 2006	$8,805	$9,281	$5,507	$24,898	$48,491

Assets at January 31, 2006	$13,775	$6,834	$5,013	$27,183	$52,805

The following table presents revenue by geographic region for the three and nine months ended October 31, 2006 and 2005 (in thousands):

Revenue by Region:

(in thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
North America	$9,735	$10,090	$29,784	$22,184
Europe	1,409	2,942	3,555	7,863
Asia	43	106	283	188
Latin America	216	436	1,308	2,435

	$11,403	$13,574	$34,930	$32,670

16.	Commitments and Contingencies

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

Severance Commitments

The Company has entered into severance compensation agreements with certain executive and other officers. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately up to twice the amount of their then current annual base salary and up to twice the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited condensed consolidated financial statements.

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

The following table sets forth our revenue for the business segments for the three and nine months ended October 31, 2006 and 2005:

	Three Months Ended			Nine Months Ended
	October 31, 2006	October 31, 2005	% Change	October 31, 2006	October 31, 2005	% Change
	(in thousands)			(in thousands)
Revenue:
WTS	$2,782	$7,543	(63%)	$10,065	$17,152	(41%)
Call Box	4,302	1,951	121%	11,881	7,901	50%
ChargeSource	4,319	4,080	6%	12,984	7,617	70%

	$11,403	$13,574	(16%)	$34,930	$32,670	7%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the three and nine months ended October 31, 2006.

Wireless Test Solutions

•	During November 2006, we announced a cooperative alliance with Ascom (SWX:ASCN), a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network Quality of Service (“QoS”), optimization, and test measurement systems. The two companies are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards, accelerating the availability of upgrades to existing systems, while enabling the rapid deployment of new products. These harmonized products and solutions are expected to be available during the first quarter of fiscal 2008. Additionally, the companies will share sales and support resources on a global basis.

•	Current demand for our next-generation mobile test equipment was unexpectedly soft across all our regions for the third quarter of fiscal 2007 as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for the third quarter of fiscal 2007 decreased compared to the third quarter of fiscal 2006, as well as sequentially. This underscores the challenges of our WTS business, which include a customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base.

•	Sales in our European region were down significantly for the three and nine months ended October 31, 2006 compared to the corresponding periods of fiscal 2006. SwissQual, which was acquired by Spirent during January 2006, currently serves as the exclusive reseller of our WTS products in our European region. We expect SwissQual to compete against Comarco commencing in January 2007 upon the expiration of the exclusive reseller agreement. Due to our recently announced alliance with Ascom, we will no longer establish a direct sales and support organization for our European region to replace SwissQual, as we believe our Ascom alliance will enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect this alliance will have on future sales of our products. Our success will depend in part upon our ability to co-develop harmonized products and solutions under the Ascom alliance and our ability to compete with SwissQual and others in all regions.

•	For the three months ending October 31, 2006 and 2005, revenue derived from SwissQual totaled approximately $0.2 million and $1.0 million, respectively. For the nine months ended October 31, 2006 and 2005, revenue derived from SwissQual totaled approximately $1.3 million and $6.1 million, respectively. Through the end of fiscal 2005, revenue attributable to sales to SwissQual was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for the first quarter of fiscal 2006 was increased by approximately $1.0 million due to this change.

•	The timing of receiving and delivering on purchase orders from SwissQual and our other WTS customers, as well as the size of certain anticipated orders, tends to fluctuate quarter-to-quarter and could impact any one quarter positively or negatively.

•	We currently expect WTS revenue for our fourth fiscal quarter, ending January 31, 2007, to continue to be impacted by the trends and events discussed above, including soft demand for our WTS products across all our regions.

Emergency Call Box Systems

•	During the third quarter of fiscal 2007, we substantially completed the San Diego SAFE contract to upgrade approximately 1,400 call boxes with digital and text-telephony (“TTY”) technologies and retrofit approximately 1,000 call box sites to improve accessibility for persons with mobility limitations. We recorded approximately $0.5 million in revenue attributable to this contract during the third quarter of fiscal 2007.

•	During the third quarter of fiscal 2007, we continued to upgrade the call box systems owned by the Metropolitan Transportation Commission SAFE (“MTC”), which services the nine counties of the San Francisco Bay Area. We recorded approximately $1.7 million in revenue attributable to this contract during the third quarter of fiscal 2007, and we currently expect to substantially complete the project during the fourth quarter of fiscal 2007.

•	During fiscal 2006, we were awarded a contract by Riverside County to upgrade the existing analog call box system to digital. Subsequent to the award, our customer delayed the start of the upgrade project in order to refine the final configuration and scope of the project. During the third quarter of fiscal 2007, we were notified by our customer that the contract will be amended to add TTY devices. We expect to commence work on this project during fiscal 2008.

•	As of October 31, 2006, there are approximately 11,100 call boxes that we maintain under long-term agreements. Certain of our SAFE customers have removed or have indicated that they intend to remove up to 1,600 call boxes to reduce the density of the systems and to make funds available for the necessary digital upgrades. We currently expect that as of January 31, 2007, there will be approximately 10,700 call boxes that we maintain under long-term agreements. Service revenue attributable to maintenance of existing call box systems totaled approximately $1.0 million in the third quarter of fiscal 2007 and we continue to expect service revenue to total approximately $4.2 million in fiscal 2007.

•	We currently expect product revenue for our fourth fiscal quarter, ending January 31, 2007, to range between $3.0 million and $3.5 million.

Mobile Power Products (ChargeSource)

•	Kensington, a division of ACCO Brands Corporation (NYSE:ABD), is the exclusive retail channel distributor of our ChargeSource products and is the source of the majority of our ChargeSource revenue.

•	For the third quarter of fiscal 2007, ChargeSource revenue totaled $4.3 million, with approximately $3.6 million, or 84 percent, derived from sales to Kensington.

•	Due to the terms of our distribution agreement with Kensington, our direct access to certain significant distribution channels may be limited. Accordingly, our success will depend in part upon Kensington’s ability and willingness to effectively and widely distribute our ChargeSource products.

•	We are currently negotiating with Kensington to modify certain terms of the distribution agreement and to transition our relationship to a non-exclusive arrangement. The outcome of these negotiations cannot be assured and we will likely experience some disruption over the next several quarters as we transition our ChargeSource distribution model to one based on non-exclusive relationships with multiple distributors and brands.

•	Our current distribution agreement with Kensington requires them to purchase minimum quantities during the term of the agreement; however, it is not assured that Kensington will meet its purchase commitments, or meet or exceed our historical level of unit sales. If Kensington does not purchase the minimum quantities from us, our revenue and results of operations will suffer.

•	We entered the fourth quarter of fiscal 2007 with a backlog of purchase orders from Kensington totaling approximately $3.3 million, which we expect to deliver during the fourth quarter. Accordingly, we currently expect ChargeSource revenue for the fourth quarter of fiscal 2007 to total approximately $3.4 million.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the three and nine months ended October 31, 2006 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three and nine months ended October 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2006.

Results of Operations – Continuing Operations

Consolidated

Revenue (in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Products	$10,147	$12,687	$31,307	$29,429	(20%)	6%
Services	1,256	887	3,623	3,241	42%	12%

	$11,403	$13,574	$34,930	$32,670	(16%)	7%

Operating income (loss)	$(903)	$568	$(1,748)	$(704)

Revenue by Region (in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Americas:
North America	$9,735	$10,090	$29,784	$22,184	(4%)	34%
Others	216	436	1,308	2,435	(50%)	(46%)
Europe	1,409	2,942	3,555	7,863	(52%)	(55%)
Asia – Pacific	43	106	283	188	(59%)	51%

	$11,403	$13,574	$34,930	$32,670	(16%)	7%

Revenue for the three months ended October 31, 2006 decreased by $2.2 million, or 16 percent, compared to the corresponding period of fiscal 2006. Revenue for the nine months ended October 31, 2006 increased by $2.3 million, or 7 percent, compared to the corresponding period of fiscal 2006. Our call box and ChargeSource businesses achieved revenue growth for the three and nine month periods, which was exceeded by current year decreases in WTS revenue during the third quarter of fiscal 2007. During the three and nine months ended October 31, 2006, our call box business continued to perform under contracts awarded in the first quarter of fiscal 2006 to upgrade existing call box systems to digital technologies, as well as deploying TTY devices providing access to the speech and hearing impaired. During the first half of fiscal 2006, our ChargeSource business was ramping up retail distribution through Kensington. Accordingly, ChargeSource revenue for the nine months ended October 31, 2006 increased significantly compared to the corresponding period of fiscal 2006.

For the three and nine months ended October 31, 2006, revenue from our European region decreased $1.5 million, or 52 percent, and $4.3 million, or 55 percent, respectively, compared to the corresponding periods of fiscal 2006. The decrease in revenue from our European region is primarily attributable to our WTS business and decreased sales to SwissQual, the exclusive reseller of our Seven.Five product platform in our European region. For the nine months ended October 31, 2006, revenue from our North America region increased $7.6 million, or 34 percent, compared to the corresponding period of fiscal 2006. This increase is attributable to increased sales of our ChargeSource and call box products partially offset by a decrease in WTS sales in our North America region.

Cost of Revenue and Gross Margin

(in thousands, except margin and change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$6,300	62%	$7,117	56%	$19,336	62%	$17,135	58%	(11%)	13%
Amortization – software development	321	3%	493	4%	963	3%	1,458	5%	(35%)	(34%)

	6,621	65%	7,610	60%	20,299	65%	18,593	63%	(13%)	9%

Services	871	69%	747	84%	2,452	68%	2,347	72%	17%	4%
Amortization – software development	5	1%	5	1%	16	—	16	1%	—	—

	876	70%	752	85%	2,468	68%	2,363	73%

	$7,497	66%	$8,362	62%	$22,767	65%	$20,956	64%	(10%)	9%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Nine Months
Gross margin:
Products	35%	40%	35%	37%	(5)	(2)
Services	30%	15%	32%	27%	15	5

Combined gross margin	34%	38%	35%	36%	(4)	(1)

Cost of revenue for the three months ended October 31, 2006 decreased by $0.9 million, or 10 percent, compared to the corresponding period of fiscal 2006 due to decreased sales of our WTS products partially offset by increased sales of our call box products. Cost of revenue for the nine months ended October 31, 2006 increased by $1.8 million, or 9 percent, compared to the corresponding period of fiscal 2006 due to increased sales of our ChargeSource and call box products partially offset by decreased sales of our WTS products. For the three and nine months ended October 31, 2006, cost of product revenue, excluding amortization of software development, as a percentage of revenue increased 7 and 4 percentage points, respectively, compared to the corresponding periods of fiscal 2006. The increase in cost of revenue as a percentage of revenue is primarily due to a change in our mix of business with increased sales of our lower margin ChargeSource and call box products and decreased sales of our higher margin WTS products.

Operating Costs and Expenses

(in thousands, except change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$1,413	12%	$1,258	9%	$4,050	12%	$3,301	10%	12%	23%
Allocated corporate overhead	1,482	13%	1,381	10%	3,969	11%	3,496	11%	7%	14%
Gross engineering and support expenses	1,914	17%	2,005	15%	5,892	17%	5,621	17%	(5%)	5%

	$4,809	42%	$4,644	34%	$13,911	40%	$12,418	38%	4%	12%

Selling, general, and administrative expenses for the three months ended October 31, 2006 increased $0.2 million, or 12 percent, compared to the corresponding period of fiscal 2006. Selling, general, and administrative expenses for the nine months ended October 31, 2006 increased $0.7 million, or 23 percent, compared to the corresponding period of fiscal 2006. The increase is primarily due to a $0.4 million increase in legal fees incurred by our ChargeSource business relating to intellectual property rights matters and the collection of amounts due from Targus, Inc., the former exclusive retail distributor. Also contributing to the increase is increased selling costs incurred by our WTS business in support of our European and Asia regions. In addition, selling, general, and administrative expenses for the nine months ended October 31, 2005 includes a credit for the recovery of a bad debt expense totaling $0.1 million. No such recovery took place during the current fiscal year.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. In fiscal 2007, the Company adopted SFAS No. 123R resulting in non-cash compensation expense for the nine months ended October 31, 2006 totaling $0.2 million, which is included in corporate overhead. During the three and nine months ended October 31, 2006, the Company incurred expenses of $300,000 relating to relocating its corporate offices. No similar expense was incurred in the corresponding period of fiscal 2006. As a percentage of revenue, allocated corporate overhead increased by 3 percentage points for the three months ended October 31, 2006, and remained consistent for the nine months ended October 31, 2006 compared to the comparable periods of the prior fiscal year.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2006 decreased $0.1 million, or 5 percent, and increased by $0.3 million, or 5 percent, respectively. The year-to-date increase is primarily due to increased WTS engineering expenses consisting of salaries and third-party design fees in support of our ongoing efforts to replace Seven.Five software content currently provided by SwissQual.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Interest income earned on invested cash balances for the three and nine months ended October 31, 2006 totaled $0.2 million and $0.7 million, respectively. For the three and nine months ended October 31, 2005, interest income totaled $0.1 million and $0.2 million, respectively. The current year increase in interest income is due to increased invested cash balances and increased interest rates earned on invested cash balances.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the prior years’ losses, as well as cumulative losses for the nine months ended October 31, 2006, the adjusted net deferred tax assets remained fully reserved as of October 31, 2006. During the third quarter of fiscal 2007, we recorded an income tax benefit in the amount of $7,000. This benefit relates to the elimination of $141,000 of reserves established against certain research and development credits claimed on previously filed tax returns, upon the expiration of the related audit periods of those returns, offset primarily by the establishment of a deferred tax liability related to goodwill.

Wireless Test Solutions (“WTS”)

Revenue (in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Products	$2,516	$7,523	$9,684	$17,105	(67%)	(43%)
Services	266	20	381	47	1,230%	711%

	$2,782	$7,543	$10,065	$17,152	(63%)	(41%)

Operating income (loss)	$(1,365)	$802	$(2,857)	$673

Revenue by Region (in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Americas:
North America	$2,274	$5,733	$6,842	$8,338	(60%)	(18%)
Others	216	436	1,308	2,435	(50%)	(46%)
Europe	249	1,308	1,672	6,229	(81%)	(73%)
Asia – Pacific	43	66	243	150	(35%)	62%

	$2,782	$7,543	$10,065	$17,152	(63%)	(41%)

Revenue for the three months ended October 31, 2006 decreased by $4.8 million, or 63 percent, compared to the corresponding period of fiscal 2006. The third quarter decrease is attributable to decreased sales from Verizon of $3.3 million, as their rollout of our Seven.Five system is nearing completion, coupled with decreased sales from our European region, which is served by our reseller, SwissQual. For the third quarter of fiscal 2007, revenue derived from our European region decreased by $1.0 million, or 81 percent, compared to the third quarter of fiscal 2006.

During January 2006, Spirent purchased 100 percent of the outstanding stock of SwissQual, which included our 18 percent equity investment. We expect SwissQual to compete with us in our current mobile test equipment niche starting in January 2007. Due to our contractual relationship with SwissQual, we lack visibility into the demand and related purchasing habits of the Seven.Five users in our European region. Coupled with decreased sales for the three and nine months ended October 31, 2006 in our European region compared to the corresponding periods of fiscal 2006 and a relatively small number of wireless carriers and equipment vendors, it is difficult to forecast our results from period to period. Consequently, our WTS business is affected in any single region by the priorities of a relatively concentrated group of customers.

Revenue for the nine months ended October 31, 2006 decreased by $7.1 million, or 41 percent, compared to the corresponding period of fiscal 2006. This decrease is primarily attributable to decreased sales from our European region and by decreased sales to our customers in North America driven by reduced sales to Verizon Wireless. For the nine months ended October 31, 2006, revenue derived from our European region decreased by $4.6 million, or 73 percent, compared to the nine months ended October 31, 2005. For the nine months ended October 31, 2006, revenue derived from Verizon Wireless decreased $2.0 million, or 27 percent, compared to the nine months ended October 31, 2005. These period comparisons highlight that the wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results.

Cost of Revenue and Gross Margin

(in thousands, except margin and change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$956	38%	$3,438	46%	$3,749	39%	$7,577	44%	(72%)	(51%)
Amortization – software development	321	13%	493	6%	963	10%	1,458	9%	(35%)	(34%)

	1,277	51%	3,931	52%	4,712	49%	9,035	53%	(68%)	(48%)

Services	103	39%	19	95%	168	44%	55	117%

	$1,380	50%	$3,950	52%	$4,880	48%	$9,090	53%	(65%)	(46%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Nine Months
Gross margin:
Products	49%	48%	51%	47%	1	4
Services	61%	5%	56%	(17%)	56	73

Combined gross margin	50%	48%	52%	47%	2	5

Cost of revenue for the three and nine months ended October 31, 2006 decreased by $2.6 million, or 65 percent, and $4.2 million, or 46 percent, respectively, compared to the corresponding periods of fiscal 2006. For the three and nine months ended October 31, 2006, cost of product revenue, excluding amortization of software development, as a percentage of revenue decreased 8 percentage points and 5 percentage points, respectively, compared to the corresponding periods of fiscal 2006. The decrease in cost of product revenue as a percentage of revenue for the three and nine months ended October 31, 2006 is primarily attributable to several higher-margin Seven.Five upgrade orders shipped during the second and third quarters of fiscal 2007. No similar type upgrade orders were shipped during the corresponding periods of fiscal 2006.

Amortization of previously capitalized software development costs for the three and nine months ended October 31, 2006 totaled $0.3 million and $1.0 million, respectively. Currently, we expect to continue to amortize previously capitalized software development costs at a rate of approximately $0.1 million per quarter through the first quarter of fiscal 2008, and subsequent to that, reduced rates of amortization as some engineering projects become fully amortized through the end of fiscal 2008.

Operating Costs and Expenses

(in thousands, except change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$871	31%	$812	11%	$2,411	24%	$2,120	12%	7%	14%
Allocated corporate overhead	504	18%	709	9%	1,394	14%	1,727	10%	(29%)	(19%)
Gross engineering and support expenses	1,392	50%	1,270	17%	4,237	43%	3,542	21%	10%	20%

	$2,767	99%	$2,791	37%	$8,042	81%	$7,389	43%	(1%)	9%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing, and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three and nine months ended October 31, 2006 increased $59,000 and $0.3 million, respectively, compared to the corresponding periods of fiscal 2006, primarily due to increased sales and marketing costs in our European region, as well as the expansion of our sales and support capabilities in Asia. Additionally, selling, general, and administrative expenses for the nine months ended October 31, 2005 includes a credit for the recovery of a bad debt expense totaling $0.1 million. No such recovery took place during the corresponding period of fiscal 2007.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three and nine months ended October 31, 2006 increased $0.1 million, or 10 percent, and $0.7 million, or 20 percent. These increases are due to increased engineering expenses, consisting of salaries and third-party design fees, in support of our on-going efforts to replace Seven.Five software content currently provided by SwissQual. Also, during the nine months ended October 31, 2006 our product support department incurred increased travel and personnel related expenses in support of our product installation and commissioning efforts compared to the corresponding period of fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the three and nine months ending October 31, 2006 and 2005 as we completed the development of the software embedded in our Seven.Five product platform prior to such periods.

Emergency Call Box Systems

Revenue (in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Products	$3,312	$1,084	$8,639	$4,707	205%	84%
Services	990	867	3,242	3,194	14%	1%

	$4,302	$1,951	$11,881	$7,901	120%	50%

Operating income	$420	$208	$1,395	$1,605

Revenue by Region

(in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Americas:
North America	$4,302	$1,951	$11,881	$7,901	120%	50%
Others	—	—	—	—	—	—
Europe	—	—	—	—	—	—
Asia – Pacific	—	—	—	—	—	—

	$4,302	$1,951	$11,881	$7,901	120%	50%

Revenue for the three and nine months ended October 31, 2006 increased by $2.4 million, or 120 percent, and $4.0 million, or 50 percent, respectively, compared to corresponding periods of fiscal 2006. The increase in revenue is due to the number of upgrade projects active during the respective fiscal periods. During the second quarter of fiscal 2007, we commenced upgrade work on the call box system owned by MTC and recorded product revenue totaling approximately $2.7 million during the second and third quarters of fiscal 2007. We expect to complete the MTC upgrade project by the fourth quarter of fiscal 2007. Also during the third quarter of fiscal 2007, we completed the San Diego County upgrade project and recorded approximately $0.5 million during the third quarter of fiscal 2007. Additionally we commenced upgrade projects for the counties of San Luis Obispo and Monterey in the third quarter of fiscal 2007 and recorded approximately $0.3 million during the third quarter of fiscal 2007. These projects were not underway during the three and nine months ended October 31, 2005.

Cost of Revenue and Gross Margin

(in thousands, except margin and change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,381	72%	$492	45%	$6,262	72%	$2,524	54%	384%	148%

Services	768	78%	728	84%	2,284	70%	2,292	72%	6%	—
Amortization – software development	5	—	5	1%	16	1%	16	—	—	—

	773	78%	733	85%	2,300	71%	2,308	72%	5%	—

	$3,154	73%	$1,225	63%	$8,562	72%	$4,832	61%	157%	77%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Nine Months
Gross margin:
Products	28%	55%	28%	46%	(27)	(18)
Services	22%	15%	29%	28%	7	1

Combined gross margin	27%	37%	28%	39%	(10)	(11)

Cost of revenue for the three and nine months ended October 31, 2006 increased by $1.9 million, or 157 percent, and $3.7 million, or 77 percent, respectively, compared to the corresponding periods of fiscal 2006. For the three and nine months ended October 31, 2006, cost of product revenue as a percentage of revenue increased 27 percentage points and 18 percentage points, respectively, compared to the corresponding periods of fiscal 2006. The increase in cost of product revenue as a percentage of revenue for the three and nine months ended October 31, 2006 was primarily driven by the number of active upgrade projects resulting in increased use of third parties to perform certain upgrade installation, site mitigation, and retrofit work. We had fewer active upgrade projects during the three and nine months ended October 31, 2005 and therefore did not utilize third party subcontractors. For the three and nine months ended October 31, 2006 the allocation of our fixed manufacturing overhead costs to the call box business segment increased costs of sales by $0.1 million and $0.5 million, respectively. This is due to increased sales volume of this business segment and declining sales volume in the WTS business segment for the three and nine months ended October 31, 2006, thereby causing a shift in our allocation of fixed manufacturing costs. Additionally, cost of product revenue for the three and nine months ended October 31, 2006 includes charges totaling $0.2 million to write off excess and obsolete inventory, compared to $0.1 million for the corresponding fiscal period of the prior year.

Operating Costs and Expenses

(in thousands, except change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$128	3%	$148	8%	$356	3%	$307	4%	(13%)	16%
Allocated corporate overhead	462	11%	189	10%	1,136	10%	659	8%	144%	72%
Gross engineering and support expenses	138	3%	181	9%	432	3%	498	6%	(24%)	(13%)

	$728	17%	$518	27%	$1,924	16%	$1,464	18%	40%	31%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Selling, general, and administrative expenses for the three months ended October 31, 2006 decreased by $20,000 or 13 percent. In the third quarter of fiscal 2006 an incentive accrual was recorded in the amount of $44,000. No similar accrual was recorded in fiscal 2007. For the nine months ended October 31, 2006, selling, general, and administrative expenses increased $49,000 or 16 percent, due to increased personnel costs incurred during the current fiscal year.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Mobile Power Products (“ChargeSource”)

Revenue

(in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Products	$4,319	$4,080	$12,984	$7,617	6%	70%
Services	—	—	—	—

	$4,319	$4,080	$12,984	$7,617	6%	70%

Operating income (loss)	$42	$(442)	$(286)	$(2,982)

Revenue by Region

(in thousands, except change)	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2006	2005	2006	2005	Three Months	Nine Months
Revenue:
Americas:
North America	$3,159	$2,406	$11,061	$5,945	31%	86%
Others	—	—	—	—	—	—
Europe	1,160	1,634	1,883	1,634	(29%)	15%
Asia – Pacific	—	40	40	38	(100%)	5%

	$4,319	$4,080	$12,984	$7,617	6%	70%

Revenue by Customer

(in thousands, except change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Kensington	$3,629	84%	$3,821	94%	$11,730	90%	$7,292	96%	(5%)	61%
Other	690	16%	259	6%	1,254	10%	325	4%	166%	286%

	$4,319	100%	$4,080	100%	$12,984	100%	$7,617	100%	6%	70%

Revenue for the three and nine months ended October 31, 2006 increased by $0.2 million, or 6 percent, and $5.4 million, or 70 percent, respectively, compared to corresponding periods of fiscal 2006. The increase in revenue is primarily due to Kensington’s success in penetrating the “Big Box” retailers. Currently, Kensington is shipping into approximately 6,500 outlets in North America and Europe, which include CompUSA, Circuit City, Staples, Office Max, Dixons, PC World, and others. We began shipping Kensington-branded products during the first quarter of fiscal 2006.

Cost of Revenue and Gross Margin

(in thousands, except change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$2,963	69%	$3,187	78%	$9,325	72%	$7,034	92%	(7%)	33%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	2,963	69%	3,187	78%	9,325	72%	7,034	92%	(7%)	33%
Services	—	—	—	—	—	—	—	—	—	—

	$2,963	69%	3,187	78%	9,325	72%	7,034	92%	(7%)	33%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2006	2005	2006	2005	Three Months	Nine Months
Gross margin:
Products	31%	22%	28%	8%	9	20
Services	—	—	—	—	—	—

Combined gross margin	31%	22%	28%	8%	9	20

Cost of revenue for the three months ended October 31, 2006 decreased by $0.2 million, or 7 percent, compared to the corresponding period of fiscal 2006. Cost of revenue for the nine months ended October 31, 2006 increased by $2.3 million, or 33 percent, compared to the corresponding period of fiscal 2006. The decrease in cost of revenue in the third quarter of fiscal 2007 is due to reduced scrap costs of $0.3 million. In the third quarter of fiscal 2006 we reserved for legacy 70-watt power adapters. No similar reserves were recorded in fiscal 2007. The increase in cost of revenue is primarily due to the increase in revenue for the nine months ended October 31, 2006 compared to the corresponding period of the prior fiscal year.

Cost of product revenue for the nine months ended October 31, 2005 include inventory and warranty charges totaling approximately $1.3 million. Subsequent to the first quarter of fiscal 2006, we identified a manufacturing process performed by the contract manufacturer of our ChargeSource products that may cause certain of our 70-watt AC power adapters to fail prematurely. This manufacturing process has been successfully remediated and the limited number of affected units has been identified. Accordingly, we accrued $0.3 million as additional warranty costs in cost of product revenue in the first quarter of fiscal 2006 to cover the anticipated cost of replacement. During the fourth quarter of fiscal 2006, we completed replacing all the units returned relating to this issue and eliminated the unused portion of the accrual, totaling $150,000. Additionally, during the nine months ended October 31, 2006, we recorded inventory charges totaling approximately $0.9 million in order to fully reserve for legacy ChargeSource products and related components.

For the three and nine months ended October 31, 2006 compared to the corresponding periods of fiscal 2006, cost of product revenue as a percentage of revenue, excluding the inventory and warranty charges discussed above, decreased 3 percentage points, respectively. During the three and nine months ended October 31, 2005, the level of ChargeSource sales was insufficient to fully absorb our fixed manufacturing overhead resulting in increased cost of product revenue as a percentage of revenue.

Operating Costs and Expenses

(in thousands, except change)	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2006		2005		2006		2005		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$414	10%	$298	7%	$1,283	10%	$874	11%	39%	47%
Allocated corporate overhead	516	12%	483	12%	1,439	11%	1,110	15%	7%	30%
Gross engineering and support expenses	384	9%	554	14%	1,223	9%	1,581	21%	(31%)	(23%)

	$1,314	31%	$1,335	33%	$3,945	30%	$3,565	47%	(2%)	11%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general, and administrative expenses in the three and nine months ended October 31, 2006 increased by approximately $0.1 million, or 39 percent, and approximately $0.4 million, or 47 percent, compared to the corresponding periods of fiscal 2006. The increase is primarily due to a $0.1 million and $0.3 million increase in legal fees for the three and nine months ended October 31, 2006, respectively, relating to intellectual property rights matters and the collection of amounts due from Targus, Inc., the former exclusive retail distributor.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses for the three and nine months ended October 31, 2006 decreased $0.2 million, or 31 percent, and $0.4 million, or 23 percent. The decrease in gross engineering and support expenses is due to the decreased use of temporary labor and contract design resources and is consistent with our current development cycle and focus on OEM design solutions.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2006 decreased $3.3 million to $22.7 million as compared to $26.0 million at January 31, 2006. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2006	2005
	(in thousands)
Cash provided by (used in):
Operating activities	$721	$2,687
Investing activities	(3,573)	(801)
Financing activities	(480)	—

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by operating activities of $0.7 million for the nine months ended October 31, 2006 decreased $2.0 million compared to the nine months ended October 31, 2005. Cash was generated in fiscal 2007 by our net loss offset by non-cash depreciation and amortization, provisions for obsolete inventory, and stock based compensation totaling approximately $2.4 million as well as a reduction in inventory, as we continued the call box upgrade projects, in the amount of $1.9 million. This cash generated was offset by a reduction in accrued liabilities of approximately $3.7 million, primarily due to vendor payments for inventory as well as the distribution of incentive compensation.

For the nine months ended October 31, 2005, cash was generated by our net loss offset by non-cash depreciation and amortization and provisions for obsolete inventory totaling approximately $3.3 million as well as an increase in deferred revenue, accounts payable, and accrued liabilities of $3.9 million. Accounts receivable and amounts due from affiliates increased by $4.2 million, primarily driven by increased sales across our three businesses. Based on revenue for the three months ended October 31, 2005, days sales outstanding decreased to 71 days from 92 days for the corresponding period of the prior fiscal year. Sales of our WTS products into our international markets typically require us to extend credit terms of between 90 days and 120 days. For the third quarter of fiscal 2006, a significant portion of our WTS sales were to customers based in North America, where we typically extend credit terms of between 30 and 45 days. We have continued to experience low losses from bad debts, and good collections history with isolated exceptions. Cash used for inventory was $0.8 million for the nine months ended October 31, 2005.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.6 million and $0.8 million in the nine months ended October 31, 2006 and 2005, respectively. We purchased approximately $3.2 million and $0.6 million of property and equipment in the first nine months of fiscal 2007 and 2006. The increase in current year capital expenditures relates primarily to tenant improvements made relating to our corporate relocation as well as equipment built for a revenue sharing contract with one of our WTS customers. Additionally, during the nine months ended October 31, 2006 we obtained a letter of credit in the amount of $500,000 from US Bank, secured by a certificate of deposit with a 6-month maturity required by the lease for our new corporate office.

Cash Flows from Financing Activities

During fiscal 2007, we repurchased approximately 51,000 shares in the open market for a total cost of approximately $0.5 million, or an average price of $9.36 per share. During fiscal 2006 we had no stock repurchases.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of October 31, 2006, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.11	Stock Option Agreement under the 2005 Employee Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: December 20, 2006	/s/ Thomas A. Franza
Thomas A. Franza President and Chief Executive Officer

Date: December 20, 2006	/s/ Daniel R. Lutz
Daniel R. Lutz Vice President and Chief Financial Officer