Form 10-K
period 2007-01-31
COMARCO INC
filed 2007-04-30
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-5449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California	95-2088894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25541 Commercentre Drive, Lake Forest, CA	92630
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 599-7400

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

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

As of July 31, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $70 million.

The number of shares of the registrant’s common stock outstanding as of April 13, 2007 was 7,371,338.

Documents incorporated by reference: Part III incorporates information by reference to portions of the registrant’s proxy statement for its fiscal 2007 annual meeting of shareholders.

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

PART I

FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

ITEM 1.	BUSINESS

General

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call box systems and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

We have three primary businesses: mobile power products (“ChargeSource”), wireless test solutions (“WTS”), and emergency call box systems (“call box” or “call box systems”). Our mobile power products business designs and manufactures external power adapters for notebook computers, mobile phones, and many other rechargeable handheld devices. Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Our call box business designs, manufactures, and maintains emergency call box systems.

Our net revenue by business segment for fiscal 2007, 2006, and 2005 was:

	Years Ended January 31,
	2007	2006	2005
	(In millions)
Business segment:
Mobile power products (ChargeSource)	$16.7	$12.3	$5.8
Wireless test solutions	15.3	24.5	16.8
Emergency call box systems	15.7	10.0	6.6

	$47.7	$46.8	$29.2

More financial information about our business segments is contained in Note 20 “Business Segment Information” of our consolidated financial statements.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2007” refers to our fiscal year ended January 31, 2007.

We file or furnish annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.comarco.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. Any document we file or furnish with the SEC can be read at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information on the Public Reference Room, call the SEC at (800) SEC-0330.

Our Businesses

Mobile Power Products (ChargeSource)

Our ChargeSource business designs and manufactures external power adapters for notebook computers, mobile phones, and many other rechargeable handheld devices. These mobile power products, which are designed with the needs of the traveling professional in mind, provide a high level of functionality and compatibility in an industry leading compact design.

Products

Our current and planned ChargeSource product offering consists of external AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, original equipment manufacturer (“OEM”), and enterprise customers. Our ChargeSource products are also programmable, allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip connected to the end of the charging cable, our external power adapters are capable of charging and powering multiple devices.

We believe our patented electrical designs will continue to be the basis for even higher-power external power adapters that are expected to meet evolving global standards, including the planned standards of the European Union (“EU”), and the increasing power requirements of the notebook computer OEMs, and allow us to offer customers cutting edge technology while significantly decreasing size and weight.

Our ChargeSource business generated revenue totaling $16.7 million, $12.3 million, and $5.8 million in fiscal 2007, 2006, and 2005, respectively.

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

Products

Our WTS product offering consists of integrated hardware and software solutions that are flexible, scalable, and modular, allowing our customers to analyze and test all 2G, 2.5G, and 3G technologies. Test applications include optimization and Quality of Service (“QoS”) testing/benchmarking of wireless networks, in-building or in-vehicle testing, fixed or mobile testing, and voice, data, or video testing.

Services

Our WTS business leases test systems on a limited basis. The demand for our leased equipment is primarily from customers providing engineering services to wireless carriers requiring QoS and benchmarking data on an outsourced basis.

Our WTS business generated revenue totaling $15.3 million, $24.5 million, and $16.8 million in fiscal 2007, 2006, and 2005, respectively.

Emergency Call Box Systems

Products

Our emergency call box business designs, manufactures, and maintains emergency call box systems that incorporate digital wireless and text-telephony (“TTY”) technologies for state and local governmental agencies primarily located in California and New York. Our call box products provide emergency communication over existing wireless networks and are typically deployed along major highways, and at schools, universities, shopping centers, and parks.

Services

In conjunction with the sale of call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 10,800 call boxes that we maintain under long-term agreements that expire at various dates through February 2011. Under the terms of the maintenance agreements, our governmental customers can terminate their respective agreement without cause upon 30-days written notice.

Our emergency call box systems business generated revenue totaling $15.7 million, $10.0 million, and $6.6 million in fiscal 2007, 2006, and 2005, respectively.

Marketing, Sales, and Distribution

Mobile Power Products (ChargeSource)

We believe demand for our mobile power products can be categorized into the following three distinct channels:

•	Retail;

•	OEM-branded accessories, and

•	OEM “in-the-box.”

Retail. To reach the retail consumer, we have historically entered into exclusive distribution agreements with a single tier-one distributor of consumer electronics. Our distribution partner brands our products and distributes them to retailers, focusing on national “big-box” retail chains and office superstores. Due to the terms of this exclusive distribution agreement, our direct access to certain significant distribution channels was limited. Accordingly, our success was depended to a large degree upon our exclusive distributor’s ability and willingness to effectively and widely distribute our ChargeSource products. As of January 31, 2007, Kensington, a division of ACCO Brands Corporation (NYSE:ABD), was the exclusive retail channel distributor of our ChargeSource products and has been the source of the majority of our ChargeSource revenue. Revenue generated by Kensington for fiscal 2007, 2006, and 2005 totaled $15.4 million, $11.8 million, and $0.9 million, respectively, or as a percentage of total ChargeSource revenue, 92 percent, 96 percent, and 16 percent, respectively.

To reduce our exposure to the risks related to depending upon a single powerful customer, as well as to expand our retail channel penetration, we have adopted a non-exclusive retail distribution strategy. This strategy is expected to drive volume through multiple non-exclusive distribution relationships, lower our per unit manufacturing cost, and allow us to penetrate the broader retail market and certain geographic regions that may be underserved under a single exclusive distribution arrangement. During the first quarter of fiscal 2008, we entered into a non-exclusive distribution arrangement with Kensington, thereby terminating our exclusive distribution agreement. Under this non-exclusive agreement, we have the right to penetrate all channels with multiple partners and Kensington has the right to purchase our products at competitive prices without volume minimums. Kensington is also able to purchase mobile power products from our competitors.

We expect to experience some disruption over the next several quarters as we transition our ChargeSource retail distribution model to one based on non-exclusive relationships with multiple distributors and brands.

OEM-branded accessories. The notebook computer OEMs offer an expansive selection of notebook computer accessories through their on-line retail portals, catalogs, and other channels. Many of these accessories have been designed to OEM specifications to be compatible and/or to complement their specific notebook computers. Typically, the OEMs will brand these products and market them in conjunction with the sale of their notebook computers.

We typically work directly with the OEMs on these designs and products in response to their requests. The desired products are both AC only and AC/DC, as well as with and without programmability. Once generally available, we expect to receive purchase orders from the OEM and deliver the ordered products directly from our contract manufacturer into their supply chain organization. We are currently designing several external power adapters to the specifications of a leading OEM.

OEM “in-the-box.” Notebook computers are typically sold with a conventional AC-only power adapter included with the purchase or “in-the-box.” These “in-the-box” adapters are manufactured for low cost and delivered in quantities of tens of millions per year. As notebook computer power and regulatory requirements increase, the size and weight of the power adapter may also increase. We believe our patented electrical design, which is the basis for our small and light power adapters, can address this large and growing market. As with OEM-branded accessories, we typically work directly with the OEMs on these designs and products in response to their requests. Products designed for this channel must be ultra-low cost and reliable, and must be manufactured in high volume. We are currently in the initial stages of responding to a request for “in-the-box” power adapters from a leading OEM.

Wireless Test Solutions

We market and sell our WTS products primarily to wireless carriers through a direct sales force of technically trained personnel, as well as through independent sales representatives, and affiliated and unaffiliated resellers. Our North America sales are made through our direct sales and marketing organizations located in Lake Forest, California. Sales to our customers in Latin and South America are generally made through our offices located in Mexico City, Mexico, and Sao Palo, Brazil, assisted by the sales and marketing organizations based in Lake Forest, California. These offices also coordinate the marketing, sales, and support efforts of a network of representatives and resellers responsible for sales to customers in other geographic regions.

Through December 31, 2006, Switzerland-based SwissQual AG (“SwissQual”) was responsible for reselling and supporting our co-branded Seven.Five products in Europe, the Middle East, and North Africa (our “European” region). During January 2006, we sold our 18 percent ownership interest, which we acquired during fiscal 2002. See section entitled “Wireless Test Solutions” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We currently have a revenue sharing agreement in place that determines how much revenue we earn from SwissQual sales and, conversely, how much revenue SwissQual earns from our sales to customers located outside the European region.

During November 2006, in response to increased competition in the QoS market, we announced a cooperative alliance with Ascom (SWX:ASCN), a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards, accelerating the availability of upgrades to the installed base in Europe and our home markets, while enabling the rapid deployment of new products. These harmonized products and solutions are expected to be available during the second half of fiscal 2008. Additionally, we will share sales and support resources with Ascom on a global basis and we no longer intend to establish a direct sales and support organization for our European region.

Emergency Call Box Systems

We market and sell our call box systems primarily to state and local governmental agencies located in California through a direct sales force located in Lake Forest, California.

Competition

Mobile Power Products (ChargeSource)

Numerous providers, including Delta Electronics, Inc., Mobility Electronics, Inc., Targus, Belkin, Kensington, and APC directly compete for power product market share. The cellular telephone and personal computer OEMs also serve the market for our ChargeSource external power adapters. Many of our competitors are larger and have greater financial resources. We believe that the patents that cover our ChargeSource products provide us with a competitive advantage. However, our ability to compete in these markets depends on our ability to successfully commercialize new technologies in a timely manner, and to manufacture and deliver low cost products in sufficient volumes.

Wireless Test Solutions

The market for our hardware and software test tools is highly competitive and is served by numerous providers. Our primary competitors with respect to our WTS products are Agilent Technologies, Ascom, Ericsson, Andrew Corporation, and Spirent plc (“Spirent”), through its acquisition of SwissQual. Many of our competitors are larger and have greater financial resources.

The wireless industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. To compete successfully in this market, we believe we must:

•	Properly identify customer needs;

•	Price our products competitively;

•	Innovate and develop new or enhanced products;

•	Successfully commercialize new technologies in a timely manner;

•	Manufacture and deliver our products in sufficient volumes on time, and

•	Differentiate our offerings from our competitors’ offerings.

Emergency Call Box Systems

The market for our emergency call box systems is also served by numerous competitors, including US Commlink, GAI-Tronics, Talk-A-Phone, and other manufacturers of wireless and wireline emergency and information communication devices. Certain of our competitors are larger and have greater financial resources.

Key Customers

We derive a substantial portion of our revenue from a limited number of customers.

Mobile Power Products (ChargeSource)

In fiscal 2007 and 2006, Kensington, our primary distributor of ChargeSource products, accounted for revenue totaling $15.4 million and $11.8 million, or 32 percent and 25 percent of total revenue, respectively. In fiscal 2005, Targus, the former distributor of our mobile power products, accounted for revenue totaling $4.1 million, or 14 percent of total revenue.

Wireless Test Solutions

In fiscal 2007 and 2006, Verizon accounted for revenue totaling $7.0 million and $11.9 million, or 15 percent and 25 percent of total revenue, respectively. In fiscal 2007, 2006, and 2005, SwissQual, our former exclusive distributor of WTS products in our European region, accounted for $2.5 million, $8.8 million, and $6.6 million, or 5 percent, 19 percent, and 22 percent of total revenue, respectively. In fiscal 2005, TIM Cellular S.A., a wireless carrier based in Brazil, accounted for revenue totaling $4.3 million or 15 percent of total revenue.

Emergency Call Box Systems

Our call box business derives a significant portion of its revenue from state and local governmental agencies. In fiscal 2007, 2006, and 2005, revenue from these governmental agencies totaled $14.7 million, $8.7 million, and $6.2 million, or 31 percent, 18 percent, and 21 percent of total revenue, respectively.

The spending patterns of Verizon, Kensington, or any of our other key customers can vary significantly from year to year. Any significant reduction in the spending patterns of these customers could adversely affect our revenue, operating results, and cash flows.

International Operations

We sell our ChargeSource and WTS products to customers located throughout the world. In fiscal 2007, 2006, and 2005, we derived 81 percent, 68 percent, and 53 percent of total revenue, respectively, from customers in the United States and 19 percent, 32 percent, and 47 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The decrease in the percentage of sales to foreign countries during fiscal 2007 as compared to fiscal 2006 and fiscal 2005 is primarily due to decreasing sales of our WTS products to SwissQual. In fiscal 2007 and 2006, there were no foreign countries from which we derived more than 10 percent of total revenue. In fiscal 2005, sales to Brazil accounted for $5.6 million, or 19 percent of total revenue.

Research and Development

We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, and evolving technology standards. Accordingly, we devote significant resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices.

During fiscal 2007, 2006, and 2005 we incurred approximately $5.7 million, $5.5 million, and $5.2 million in research and development expenses. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.

As of April 13, 2007, we had approximately 32 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

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

Manufacturing and Suppliers

We maintain one manufacturing facility located in Lake Forest, California, which is ISO-9001:2000 certified. Our manufacturing process involves the final assembly and test of individual components by production technicians. The components used by us consist primarily of printed circuit boards and related assemblies, specialized subassemblies, fabricated housings and chassis, and test mobiles. Most of our components and subassemblies are manufactured by third parties to our specifications and are generally delivered to us for final assembly and test. During fiscal 2005, we ceased manufacturing our ChargeSource products in-house, and transitioned all manufacturing responsibility related to these products to contract manufacturers located in China.

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

Currently, we sell our products under purchase orders that are placed with short-term delivery requirements. As a result, we periodically maintain significant levels of inventory of long-lead components in order to meet our obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

Our standard terms require customers to pay for our products in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

Employees

As of April 13, 2007, we employed approximately 120 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly the highly skilled radio, design, process, and test engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. Our employee stock option plan expired during May 2005. During December 2005, the Board of Directors approved and adopted a new employee equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The adoption of the 2005 Plan was ratified by the Company’s shareholders at the annual shareholders’ meeting held on June 20, 2006.

ITEM 1A.    RISK FACTORS

A significant portion of our revenue is derived from the sale of our WTS products to customers in the wireless communications industry. We are currently experiencing a significant impact caused by widespread industry consolidation including substantial delays in purchasing decisions by our customers and reduced demand for our products. If these market conditions continue, our operating results and financial condition could suffer.

Revenue from the sale of our WTS products accounted for 32 percent of total revenue for fiscal 2007. Wireless carriers are the primary customers for our WTS products. These customers operate in an environment driven by new technology, increased competition, and regulatory change. To compete effectively, the wireless carriers must offer their subscribers lower prices, improved quality of service, and innovative new services. Increasing minutes of use, global subscribers, and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. Despite this greater emphasis, current demand for our WTS products has decreased compared to the prior fiscal year driven by widespread industry consolidation, delays in purchasing decisions by our customers, increased competition, and increased pricing pressure. If these market conditions continue, our operating results and financial condition may be adversely affected.

A significant portion of our revenue is derived from the sale and maintenance of emergency call box systems and upgrades to governmental customers that have experienced severe budgetary constraints in the past. If current and planned projects to install or upgrade call box systems are delayed, our operating results and financial condition could suffer.

Revenue from the sale of upgrades and maintenance of our emergency call box systems accounted for 33 percent of total revenue for fiscal 2007. Approximately 86 percent of our call box revenue is derived from state and local governmental agencies in California, which in prior years, experienced severe budgetary constraints. As a result, several of our planned projects to install or upgrade call box systems were delayed. If these adverse budgetary conditions recur, or they experience other events that result in funding constraints, we may face significant reductions in spending by our governmental customers, which would likely adversely affect our operating results and financial condition.

A substantial portion of our call box revenue in fiscal 2007 was derived from non-recurring upgrades of emergency call box systems to governmental customers. If we are unable to replace this revenue stream, our operating results and financial condition could suffer.

Approximately $10.0 million of our fiscal 2007 call box revenue was generated from sales of digital and text-telephony upgrades to our installed base of emergency call box systems. During fiscal 2008 we expect to substantially complete the previously awarded digital and TTY upgrade contracts. We expect call box revenue for fiscal 2008 to decrease compared to fiscal 2007.

Failure to adjust our operations due to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.

The spending patterns of many of our WTS customers have been volatile, unpredictable, and driven by market and technological factors that we cannot control or predict. In addition, consumer demand for our ChargeSource mobile power products has been subject to fluctuations as a result of our choices of distribution partners, market acceptance of our products, the timing and size of customer orders, and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our manufacturing and related cost structures because a significant portion of our sales and marketing, design and other engineering, and manufacturing costs are fixed. If customer demand for our WTS and ChargeSource products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess capacity, which could adversely affect our operating results. Conversely, if market conditions improve, our manufacturing capacity may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

The ChargeSource and WTS products we make are complex and have short life cycles. If we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete and our operating results could suffer.

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

Development of new products requires high levels of innovation from both our engineers and our component suppliers. Development of a new product often requires a substantial investment before we can determine the commercial viability of the product. If we dedicate a significant amount of resources to the development of products that do not achieve broad market acceptance, our operating results may suffer. Our operating results may also be adversely affected due to the timing of product introductions by competitors, especially if a competitor introduces a new product before our own comparable product is ready to be introduced.

The wireless communications and consumer electronics industries are highly competitive, and our profitability will be adversely affected if we are not able to compete effectively.

The wireless communications and consumer electronics industries in which we sell our products are highly competitive in many areas, including the timing of development and introduction of new products, technology, price, quality, customer service, and support. Our competitors range from some of the respective industries’ largest corporations to many relatively small and highly specialized firms. Many of our competitors possess advantages over us, including greater financial and marketing resources, greater name recognition and larger and more established customer and supplier relationships. Our competitors also may be able to respond more quickly to new or emerging technologies and changes in customer needs. If we do not have the resources or expertise necessary to compete or to match our competitors or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and revenue.

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

Our ChargeSource mobile power products are distributed by Kensington, a tier-one distributor of consumer electronics. Our success will depend in part upon Kensington’s ability and willingness to effectively and widely distribute our ChargeSource products on a non-exclusive basis. If Kensington and our other distributors do not purchase the volume of products that we anticipate, our revenue and results of operations will suffer.

During November 2006, in response to increased competition in the QoS market, we announced a cooperative alliance with Ascom, a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards, accelerating the availability of upgrades to the installed base in Europe and our home markets, while enabling the rapid deployment of new products. These harmonized products and solutions are expected to be available during the second half of fiscal 2008. Additionally, the companies will share sales and support resources on a global basis. We are unsure as to what long term effect, if any, the alliance with Ascom will have on future sales of our WTS products, particularly in our European region. Our success will depend in part upon our ability to jointly develop products with Ascom, their ability to capture the current installed base in Europe, as well as provide sales and support services in that region. If we are unable to jointly develop and sell harmonized products, our revenue and operating results could suffer.

A significant portion of our revenue is derived from a limited number of customers, and any loss of, cancellation, or delay in purchases by these customers could cause a significant decrease in our revenue.

We have historically derived a significant portion of our revenue from a limited number of customers. Our three key customers for fiscal 2007 accounted for $25.0 million, or 52 percent of total revenue. If any of our key customers reduces, cancels, or delays orders, and we are not able to develop other customers who purchase products at comparable levels, our revenue could decrease significantly. In addition, any difficulty in collecting amounts due from one or more of our key customers would negatively impact our results of operations and financial condition. We expect that a limited number of customers will continue to represent a large percentage of our revenue.

We may experience quality or safety defects in our products that could cause us to institute product recalls, require us to provide replacement products and harm our reputation.

In the course of conducting our business, we experience and attempt to address various quality and safety issues with our products. Often product defects are identified during our design, development, and manufacturing processes, which we are able to correct in a timely manner. Sometimes, defects are identified after introduction and shipment of products. If we are unable to fix defects in a timely manner or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer and we may lose customers. Any of the foregoing could adversely affect our business and results of operations.

Economic, political, and other risks associated with our international sales and operations could adversely affect our results of operations.

We currently maintain sales and support operations in the United States, China, Europe, and Latin America. Our international operations accounted for approximately 19 percent of total revenue for fiscal 2007. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. Specifically, our ChargeSource contract manufacturer and a majority of our component suppliers are located in Asia. We do business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our sales of products and services in international markets.

Our failure to address laws and regulations governing our government contracts, could adversely affect our business and operating results.

We depend on contracts with state and local governmental agencies for a significant portion of our revenue, and are subject to various laws and regulations that only apply to companies doing business with the government. For example, we supply call box products and provide system installation and long-term maintenance services to regional and municipal transit authorities and other governmental agencies. In fiscal 2007, we derived 31 percent of our revenue from contracts with these governmental customers. From time to time we are also subject to investigation for compliance with regulations governing our government contracts. Our failure to comply with any of these laws or regulations could result in suspension of these contracts, or subject us to administrative claims.

Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2007, the contract manufacturer of our ChargeSource products provided $10.7 million, or 58 percent of all inventory purchases, and the contract manufacturer of our printed circuit boards provided $4.4 million, or 24 percent of all inventory purchases.

The performance of these suppliers is largely outside of our control. In the past, we have experienced, and may continue to experience, shortages of important single source components. Our suppliers may fail to timely deliver components or provide components of sufficient quality. If this occurs, we may need to adjust both product designs and production schedules, which could result in delays in the production and delivery of products to our customers. These delays or defects could harm our reputation, impair our customer relationships, and adversely affect our operations.

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

Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual proprietary rights in our proprietary technology. We are required to spend significant resources to monitor and enforce our intellectual property rights; however these rights might not necessarily provide us with a sufficient competitive advantage. Our intellectual proprietary rights could be challenged, invalidated, or circumvented by competitors or others. Our employees, customers or partners could breach our confidentiality agreements, for which we may not have an adequate remedy available. We also may not be able to timely detect the infringement of our intellectual property rights, which could harm our competitive position. Finally, the rapid pace of technological change in the wireless communications and consumer electronics industries could make certain of our key proprietary technology obsolete or provide us with less of a competitive advantage.

If we suffer the loss of our manufacturing facility due to catastrophe, our operations would be adversely affected.

We have one manufacturing facility, which is located in Lake Forest, California. Although we carry insurance for property damage, we do not carry insurance or financial reserves for all possible catastrophes, including interruptions or potential losses arising from earthquakes or terrorism. Any significant disruption in our manufacturing operations at the facility, whether due to fire, natural disaster, or otherwise, would have a material adverse effect on our financial condition and operating results.

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

We may not be able to successfully integrate future acquisitions, which could adversely affect our business, financial condition, and results of operations.

We have acquired, and are likely to acquire in the future, businesses, products, and technologies that complement or expand our current operations. Acquisitions could require significant capital investments and require us to integrate with companies that have different cultures, management teams, and business infrastructure. Depending on the size and complexity of an acquisition, our successful integration of the acquisition could depend on several factors, including:

•	Difficulties in assimilating and integrating the operations, products, and workforce of an acquired business;

•	The retention of key employees;

•	Management of facilities and employees in separate geographic areas;

•	The integration or coordination of different research and development and product manufacturing facilities;

•	Successfully converting information and accounting systems, and

•	Diversion of resources and management attention from our other operations.

If market conditions or other factors require us to change our strategic direction, we may fail to realize the expected value from one or more of our acquisitions. Our failure to successfully integrate our acquisitions or realize the expected value from past or future acquisitions could harm our business, financial condition, and results of operations.

We may need additional capital in the future to fund the growth of our businesses, which we may not be able to obtain or obtain on acceptable terms.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, it is not assured that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to the timing of anticipated sales of our products. We may raise additional funds through public or private debt or equity financings if such financings become available on favorable terms or we may seek working capital financing under a revolving line of credit. We cannot be certain that any additional financing we may need will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

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

Due to these and other factors, our past results are not reliable indicators of our future performance. In addition, a significant portion of our operating expenses is relatively fixed due to sales, engineering, and manufacturing overhead. If we experience a decline in revenue, we may be unable to reduce our fixed costs quickly enough to compensate for the decline, which would magnify the adverse impact of such revenue shortfall on our results of operations. If our operating results decline or are below expectations of securities analysts or investors, the market price of our stock may decline significantly.

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

Provisions of our articles of incorporation could make it more difficult for a third party to acquire control of us. Our articles of incorporation prohibit the consummation of a merger, reorganization or recapitalization, sale or lease of a substantial amount of assets with, or issuance of equity securities valued at $2.0 million or more to a stockholder that owns 10 percent or more of our common stock, unless certain requirements relating to board or shareholder approval are met. Our articles of incorporation also prohibit shareholder action by written consent, which could make certain changes of control more difficult by requiring the holding of a special meeting of shareholders for purposes of taking shareholder action.

These provisions in our articles of incorporation could discourage takeover attempts which some shareholders might deem to be in their best interests or in which shareholders would receive a premium for their shares over the then existing market price of our common stock.

In February 2006, our Board of Directors terminated our shareholder rights plan effective January 31, 2007 and adopted a policy that, with certain exceptions, requires the Board of Directors to obtain stockholder approval before adopting any shareholder rights plan in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters and manufacturing facility is located in Lake Forest, California. This leased facility consists of approximately 25,000 square feet of office space and approximately 5,000 square feet of manufacturing and warehouse space. The lease for this facility expires in August 2011. We also lease office space and, in some instances, warehouse space in California, New York, China, and Mexico. The leases on these facilities, which are used by our call box and WTS businesses, expire on various dates through October 2009.

ITEM 3.    LEGAL PROCEEDINGS

We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2007 to a vote of our security holders.

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

	High	Low
Year ended January 31, 2007:
First Quarter	$13.01	$10.63
Second Quarter	12.31	8.76
Third Quarter	9.81	7.75
Fourth Quarter	10.30	7.31

Year ended January 31, 2006:
First Quarter	$8.84	$8.00
Second Quarter	8.75	7.34
Third Quarter	9.26	7.43
Fourth Quarter	11.85	8.59

Holders

As of April 13, 2007, there were 327 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock in the last three fiscal years. Subsequent to January 31, 2007, we declared a special dividend of $1.00 per share to shareholders of record on April 5, 2007, paid on April 23, 2007.

ITEM 6.     SELECTED FINANCIAL DATA

	Years Ended January 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Revenue:
Products	$42,725	$42,260	$24,159	$29,208	$30,372
Services	5,051	4,618	5,064	5,057	5,314

	47,776	46,878	29,223	34,265	35,686

Cost of revenue:
Products	26,262	26,727	17,445	18,591	26,229
Services	3,352	3,185	3,463	3,135	3,779

	29,614	29,912	20,908	21,726	30,008

Gross profit	18,162	16,966	8,315	12,539	5,678
Selling, general, and administrative expenses	10,674	9,490	9,001	9,848	8,686
Asset impairment charges	—	—	—	—	205
Engineering and support expenses	7,989	7,682	7,521	5,812	5,194

Operating income (loss)	(501)	(206)	(8,207)	(3,121)	(8,407)
Other income, net	941	345	180	237	375
Gain on sale of investment in SwissQual and intangible asset	1,687	6,438	—	—	—
Minority interest in (earnings) loss of subsidiary	—	—	72	34	141

Income (loss) from continuing operations before income taxes and discontinued operations	2,127	6,577	(7,955)	(2,850)	(7,891)
Income tax expense (benefit)	350	201	2,426	(1,008)	(2,933)

Income (loss) from continuing operations	1,777	6,376	(10,381)	(1,842)	(4,958)
Income (loss) from discontinued operations	—	(45)	325	596	(5,185)

Net income (loss)	$1,777	$6,331	$(10,056)	$(1,246)	$(10,143)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.24	$0.86	$(1.41)	$(0.26)	$(0.71)
Discontinued operations	—	(0.01)	0.04	0.09	(0.74)

Net income (loss)	$0.24	$0.85	$(1.37)	$(0.17)	$(1.45)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.24	$0.86	$(1.41)	$(0.26)	$(0.71)
Discontinued operations	—	(0.01)	0.04	0.09	(0.74)

Net income (loss)	$0.24	$0.85	$(1.37)	$(0.17)	$(1.45)

	As of January 31,
	2007	2006	2005	2004	2003
	(In thousands)
Working capital	$31,480	$29,443	$19,057	$25,213	$26,500
Total assets	51,413	52,805	40,226	52,139	50,315
Borrowing under line of credit	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	37,989	36,108	29,774	38,891	38,186

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, PDAs, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call box systems and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Our revenue and related cash flows are primarily derived from sales of our ChargeSource mobile power products, wireless test solutions (“WTS”) products, and emergency call box systems and related maintenance services. We have three reportable segments: ChargeSource, WTS, and Call Box. See “Segment Reporting” in Notes 2 and 20 of notes to our consolidated financial statements included in Part II, Item 8 of this report.

Industry and Company Trends and Uncertainties

Mobile Power Products (ChargeSource)

Designed with the needs of the traveling professional in mind, our ChargeSource external mobile power adapters provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned ChargeSource product offering consists of external AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource products are also programmable, allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip connected to the end of the charging cable, our external power adapters are capable of charging and powering multiple devices, including most notebook computers, mobile phones, and many other handheld devices without requiring a peripheral product.

Personal computer manufacturers continue to design and manufacture notebook computers with enhanced functionality and features. These notebook computers generally have greater power requirements. As power requirements increase, so generally does the size of the OEM power adapter sold with each notebook computer. To address this industry wide trend, we have developed a family of compact high-power ChargeSource external power adapters that are compatible with most legacy, current, and planned notebook computers. These new ChargeSource external power adapters are able to deliver up to 120 watts of power in a very small form factor.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our ChargeSource business:

•

As of January 31, 2007, Kensington, a tier-one distributor of consumer electronics, was the exclusive retail channel distributor of our ChargeSource products and has been the source of the majority of our ChargeSource revenue.

•	During fiscal 2006, we began shipping to Kensington as they obtained product placement within the retail channel.

•

During the first quarter of fiscal 2008, we entered into a non-exclusive distribution arrangement with Kensington, thereby terminating our exclusive distribution agreement. Under this non-exclusive agreement, we have the right to penetrate all channels with multiple partners and Kensington has the right to purchase our products at competitive prices without volume minimums. Kensington is also able to purchase mobile power products from our competitors.

•

ChargeSource revenue for the fourth quarter of fiscal 2007 decreased to $3.8 million compared to the prior fiscal quarters. Additionally, we entered the first quarter of fiscal 2008 with a backlog of purchase orders from Kensington totaling approximately $0.2 million. We believe Kensington is currently selling through accumulated inventory of our ChargeSource products.

•	Due to the transition to a non-exclusive distribution model, we expect to experience some disruption over the next several quarters.

•

In response to increased competition, as well as our transition to a non-exclusive distribution model, we expect to achieve lower average selling prices and related gross margins on our ChargeSource products in fiscal 2008.

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

Wireless carriers are the primary customers for our WTS products. These customers operate in an environment driven by new technology, increased competition, and regulatory change. To compete effectively, the wireless carriers must offer their subscribers lower prices, improved quality of service, and innovative new services. Increasing minutes of use, global subscribers, and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. Despite this greater emphasis, current demand for our WTS products has decreased compared to the prior fiscal year driven by widespread industry consolidation, delays in purchasing decisions by our customers, increased competition, and increased pricing pressure.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our WTS business:

•

Sales in North America were down for fiscal 2007 compared to fiscal 2006. This decrease is primarily due to reduced sales to Verizon Wireless (“Verizon”) during fiscal 2007 as we completed two significant contracts that were awarded during fiscal 2006. While we expect to upgrade Verizon’s Seven.Five voice and data test systems in fiscal 2008, related upgrade revenue is expected to be less than sales of systems to Verizon during fiscal 2007 and 2006.

•

Sales in our European region were down significantly for fiscal 2007 compared to fiscal 2006. SwissQual, which was acquired by Spirent during January 2006, served as the exclusive reseller of our WTS products in our European region through December 31, 2006. SwissQual is now a direct competitor and is actively marketing competing QoS products globally.

•

During November 2006, in response to increased competition in the QoS market, we announced a cooperative alliance with Ascom, a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards, accelerating the availability of upgrades to the installed base in Europe and our home markets, while enabling the rapid deployment of new products. These harmonized products and solutions are expected to be available during the second half of fiscal 2008. Additionally, we will share sales and support resources with Ascom on a global basis and we no longer intend to establish a direct sales and support organization for our European region.

•

We believe our Ascom alliance will enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect this alliance will have on future sales of our products. Our success will depend in part upon our ability to co-develop harmonized products and solutions under the Ascom alliance.

•

Current demand for our next-generation mobile test equipment continues to be soft across all our regions as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for fiscal 2007 decreased compared to fiscal 2006, underscoring the challenges of our WTS business, which include a consolidating customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base. Additionally, we expect increased competition in our European region from SwissQual and others. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

•

Under the terms of agreements with both SwissQual and Ascom, we are entitled to receive a portion of revenue derived from certain of their respective sales. The amount to be received is dependant upon the customer and corresponding geographic region, the products sold, their configuration, as well as the hardware and software content of the products. These agreements are reciprocal and we are obligated to make payments to the other parties under similar conditions. As a result, it is difficult to predict when we will receive such revenue from the parties, which could impact any one quarter positively or negatively.

•

Through the end of fiscal 2005, revenue attributable to SwissQual sales was deferred until receipt of payment. Commencing with the first quarter of fiscal 2006, we changed our accounting for sales to SwissQual by recognizing revenue on a full accrual basis. This change was made based upon SwissQual’s financial strength and payment history and the lack of our ability to assert financial influence over the operations of SwissQual. WTS revenue for fiscal 2006 was increased by approximately $1.0 million due to this change.

During fiscal 2007, we recorded revenue attributable to Verizon totaling approximately $7.0 million as we completed delivering on a contrract awarded in fiscal 2006 and delivered upgrades to previously purchased systems. During the first quarter of fiscal 2006, we were awarded a contract from Verizon for our Seven.Five voice and data test systems. Verizon was converting its nationwide wireless network to the CDMA EvDO standard, which is considered to be the U.S. equivalent of 3G, and is utilizing Seven.Five to measure the quality of its network. We began delivering on this contract during the second quarter of fiscal 2006 and completed during the fourth quarter of fiscal 2006, and we recorded revenue attributable to this contract totaling approximately $6.7 million, excluding amortization of first year maintenance obligations.

Additionally, during the third quarter of fiscal 2006, we were awarded an additional contract from Verizon to replace data testing equipment previously sourced from a competitor with our Seven.Five data systems. We delivered on the contract during the fourth quarter of fiscal 2006 and recorded revenue attributable to this contract totaling approximately $3.8 million, excluding amortization of first year maintenance obligations.

The two Verizon contracts discussed above were significant to our WTS business and its operations for fiscal 2007 and 2006. While we currently expect to continue to win new business from Verizon during fiscal 2008, we do not expect this new business to recur at the same level achieved during fiscal 2007 and 2006.

Emergency Call Box Systems

Our emergency call box business designs, manufactures, and maintains emergency call box systems. Our call box products provide emergency communication over existing wireless networks. In addition to call box products, we provide system installation and long-term maintenance services. Currently, there are approximately 10,800 call boxes that we maintain under long-term agreements that expire at various dates through February 2011.

Wireless carriers have begun reallocating spectrum away from analog, or first generation, wireless technologies to digital, or 2G and 2.5G, wireless technologies. As a result, state and local governmental agencies are continuing to upgrade their existing call box systems to digital to maintain the functional efficiencies of their call box systems. Our upgraded call box products, based on 2.5G GSM and CDMA wireless technologies, offer a complete solution of current technology and services at a low cost designed to meet our customers’ needs. During fiscal 2007 and 2006, we executed on multiple upgrade contracts primarily driven by the demand for digital wireless technologies. We expect to substantially complete upgrading the installed base in fiscal 2008.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our call box business:

•

During fiscal 2007, we upgraded approximately 4,800 call boxes with digital and/or text-telephony technologies and recorded revenue totaling approximately $10.0 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box systems. During fiscal 2006, we upgraded approximately 1,800 call boxes and recorded revenue totaling approximately $3.1 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities.

•

During fiscal 2007, we were awarded a contract by Imperial County to upgrade its existing analog call box system with digital and TTY technologies valued at approximately $0.3 million. We commenced work on this contract in the fourth quarter of fiscal 2007 and recorded revenue totaling approximately $0.2 million. We completed this project during the first quarter of fiscal 2008.

•

During fiscal 2006, we were awarded a contract by Riverside County to upgrade its existing analog call box system to digital technology. Subsequent to the award, our customer delayed the start of the upgrade project in order to refine the final configuration and scope of the project. During the third quarter of fiscal 2007, we were notified by our customer that the contract will be amended to add TTY devices. We expect to commence work on this project during fiscal 2008.

•

As of January 31, 2007, we maintain approximately 10,800 call boxes under maintenance agreements with terms that range from one to ten years. Certain of our SAFE customers have removed or have indicated that they intend to remove call boxes to reduce the density of the systems and to make funds available for the necessary digital and TTY upgrades. During fiscal 2007 the installed base of call boxes under maintenance contracts was reduced by approximately 1,500 call boxes.

•

During fiscal 2007, the contract to upgrade approximately 1,400 call boxes owned by Capital Valley Regional SAFE (“CVRS”) with digital and TTY technologies was awarded to a competitor. In the event the competitor is able to perform under the upgrade contract, we would cease to provide maintenance services is support of the CVRS call box system during the fourth quarter of fiscal 2008 and thereafter. Service revenue attributable to the CVRS maintenance contracted totaled $0.5 million for fiscal 2007.

•	We currently expect service revenue attributable to maintenance of existing call box systems to total approximately $3.8 million in fiscal 2008.

•	We expect a decline in call box product revenue during fiscal 2008 as we expect to substantially complete the previously awarded digital and TTY upgrade contracts.

•

Current and anticipated projects to upgrade and expand existing call box systems are concentrated with several customers that are agencies of California’s state and local governments, from whom we currently generate approximately 86 percent of our call box revenue. In addition, we believe that the severe financial challenges experienced by California state government created uncertainty for our governmental customers in California, causing them to delay upgrades and expansions of certain call box systems. While this trend appears to have reversed, as evidenced by the awarded projects discussed above, we continue to be vulnerable to the spending patterns of our customers that are concentrated in California.

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

Revenue Recognition

We recognize product revenue upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. Generally, our products are shipped FOB named point of shipment, whether it is Lake Forest, our corporate headquarters, or Hong Kong, the shipping point of our ChargeSource products. Shipments to SwissQual, our former exclusive WTS distributor in Europe, are shipped delivery duties unpaid (“DDU”). Under DDU, title and risk of loss for the goods shipped passes to the buyer at destination.

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

We recognize service revenue as the services are performed. Maintenance revenue from extended warranty sales is deferred and recognized ratably over the term of the maintenance agreement, typically 12 to 48 month periods.

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

Stock-based Compensation

Effective February 1, 2006, the start of our fiscal year 2007, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method and, therefore, have not revised prior periods’ results for the adoption of this accounting statement. SFAS No. 123R requires all share-based payments to be measured based on the award’s fair value on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. The Black-Scholes option-pricing model is based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. If the assumptions change, stock-based compensation may differ significantly from what we have recorded in the past.

For fiscal years 2006 and 2005, stock-based compensation was determined under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans.

Software Development Costs

We had $0.2 million of capitalized software as of January 31, 2007, net of accumulated amortization of $8.2 million. Capitalized software amortization expense is included in cost of revenue. We capitalize software developed for sale or lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS No. 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Technological feasibility is generally demonstrated by the completion of a working model. Our policy is to capitalize the costs associated with development of new products and expense the costs associated with new releases, which primarily consist of enhancements or increased functionality of software embedded in existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project and in estimating the economic life of the related product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to our customers. Each quarter we compare capitalized software development costs to our estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

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

Valuation of Inventory

We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a write down of excess and obsolete inventory based primarily on excess quantities on hand based upon historical and forecasted component usage. As demonstrated during prior periods, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2007.

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

We performed our annual goodwill impairment analysis as of January 31, 2007, and identified no impairment. The impairment review is based upon a discounted cash flow approach that uses estimates of future market share and revenue and costs for the reporting units, as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved and we may incur charges for impairment of goodwill.

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We also annually review the useful lives of each of our intangible assets. As of January 31, 2007, we had $0.8 million of non-goodwill acquired intangible assets recorded in intangible assets, which includes $0.1 million for software rights and $0.7 million for intellectual property rights.

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

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2007, 2006, and 2005:

Consolidated

	Years Ended January 31,								2007 over 2006 % Change	2006 over 2005 % Change
	2007			2006			2005
	(In thousands)
			% of Revenue			% of Revenue		% of Revenue
Revenue:
Products	$42,725		89%	$42,260		90%	$24,159	83%	1%	75%
Services	5,051		11%	4,618		10%	5,064	17%	9%	(9%)

	$47,776		100%	$46,878		100%	$29,223	100%	2%	60%

Operating loss	$(501)			$(206)			$(8,207)

Income (loss) from continuing operations	$1,777	(1)		$6,376	(2)		$(10,381)

(1)	Includes gain on sale of investment in SwissQual totaling $1.7 million.
(2)	Includes gain on sale of investment in SwissQual and intangible asset totaling $6.4 million.

	Years Ended January 31,			2007 over 2006 % Change	2006 over 2005 % Change
	2007	2006	2005
	(In thousands)
Revenue:
Americas
North America	$38,570	$31,718	$15,415	22%	106%
Others	2,171	2,855	6,290	(24%)	(55%)
Europe	6,311	12,022	7,168	(48%)	68%
Asia—Pacific	724	283	350	155%	(19%)

	$47,776	$46,878	$29,223	2%	60%

Revenue

The fiscal 2007 increase in revenue of $0.9 million compared to fiscal 2006, is attributable to a $4.4 million and $5.7 million increase in sales by our ChargeSource and call box businesses, respectively, offset by a $9.2 million decrease in sales by our WTS business.

The fiscal 2006 increase in revenue of $17.7 million compared to fiscal 2005, is attributable to increased sales from all three of our businesses. The fiscal 2006 increase in revenue for ChargeSource, WTS, and call box businesses totaled $6.5 million, $7.7 million, and $3.4 million, respectively, compared to fiscal 2005. More detailed analysis of the revenue changes appears in the discussion by segments below.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$25,165	59%	$24,801	59%	$15,474	64%	2%	60%
Amortization—software development products	1,097	3%	1,926	4%	1,971	8%	(43%)	(2%)

	26,262	62%	26,727	63%	17,445	72%	(2%)	53%

Services	3,330	66%	3,163	68%	3,441	68%	5%	(8%)
Amortization—software development services	22	—	22	1%	22	—	—	—

	3,352	66%	3,185	69%	3,463	68%	5%	(8%)

	$29,614	62%	$29,912	64%	$20,908	72%	(1%)	43%

	Years Ended January 31,						2007 over 2006 ppt Change	2006 over 2005 ppt Change
	2007		2006		2005
	(In thousands)
Gross margin:
Products		38%		37%		28%	1	9
Services		34%		31%		32%	3	(1)
Combined gross margin		38%		36%		28%	2	8

The fiscal 2007 decrease in cost of revenue of $0.3 million compared to fiscal 2006, was attributable to a $0.8 million decrease in amortization of software development, a $1.1 million decrease in ChargeSource inventory charges, partially offset by a $0.6 million increase in subcontractor costs in support of our call box upgrades, and the increase in total revenue.

The fiscal 2006 increase in cost of revenue of $9.0 million compared to fiscal 2005, is primarily attributable to the 75 percent volume increase in product revenue. Cost of product revenue as a percentage of product revenue decreased to 59 percent from 64 percent for fiscal 2005. The fiscal 2006 decrease in cost of product revenue as a percentage of product revenue was primarily due to the 48 percent volume increase in WTS product revenue compared to fiscal 2005, which typically has higher margins compared to our ChargeSource and call box products.

Operating Costs and Expenses

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$5,485	11%	$4,386	9%	$5,336	18%	25%	(18%)
Allocated corporate overhead	5,189	11%	5,104	11%	3,665	12%	2%	39%
Gross engineering and support expenses	7,989	17%	7,682	17%	7,521	26%	4%	2%

	$18,663	39%	$17,172	37%	$16,522	56%	9%	4%

The fiscal 2007 increase in selling, general, and administrative expenses of $1.1 million compared to fiscal 2006, was attributable to several factors including:

•	A $0.5 million non-recurring bad debt recovery related to our WTS business recorded in fiscal 2006;

•	The fiscal 2007 increase in legal fees of approximately $0.4 million compared to fiscal 2006, relating to the development and protection of our ChargeSource intellectual property rights, and

•	The fiscal 2007 increase in selling, general, and administrative expenses of approximately $0.2 million compared to fiscal 2006, relating to increased call box personnel costs.

The fiscal 2006 decrease in selling, general, and administrative expenses of $1.0 million compared to fiscal 2005, was attributable to the recovery of bad debt expense related to our WTS business, totaling approximately $0.5 million in fiscal 2006, compared to bad debt expense recorded in fiscal 2005 of approximately the same amount.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three businesses based on each business’s percentage share of total Company costs and expenses. As a percentage of revenue, allocated corporate overhead remained stable at 11 percent of revenue for both fiscal 2007 and 2006.

While allocated corporate overhead for fiscal 2007 increased by less than $0.1 million compared to fiscal 2006, the specific cost components did fluctuate. In fiscal 2007, the Company adopted SFAS No. 123R and included approximately $0.3 million of non-cash compensation expense in allocated corporate overhead. Additionally, in fiscal 2007 we incurred approximately $0.3 million related to relocating our corporate offices. These fiscal 2007 increases in allocated corporate overhead were offset by a decrease in incentive compensation for our corporate officers totaling $0.5 million compared to fiscal 2006.

The fiscal 2006 increase in allocated corporate overhead of $1.4 million compared to fiscal 2005, was attributable to a $0.5 million increase in consulting fees incurred for Sarbanes-Oxley 404 readiness, a $0.3 million increase in audit and tax professional services expense, and a $0.6 million increase in incentive compensation driven by improved financial results for fiscal 2006.

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

The fiscal 2007 increase in engineering and support expenses of $0.3 million compared to fiscal 2006, was primarily attributable to increased WTS engineering costs consisting of wages and related costs, as well as third-party design fees in support of the modification of the Seven.Five QoS software to exclude SwissQual content.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2007 or 2006.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, was $0.9 million, $0.3 million, and $0.2 million in fiscal 2007, 2006, and 2005, respectively. The increases in fiscal 2007 and 2006 in other income compared to the respective prior fiscal years was due to increases in our cash balances coupled with higher interest rates.

Gain on Sale of Investment in SwissQual and Intangible Asset

As further discussed in the section entitled “Results of Operations—Wireless Test Solutions” during January 2006, we sold our 18 percent interest in SwissQual. Upon the closing of the transaction, we received approximately $6.8 million of the closing consideration, net of transaction costs, and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. We recorded a gain on sale of investment totaling $6.1 million, which was based on the cash consideration we received. During fiscal 2007, the Company received $1.7 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual.

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

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2007.

During fiscal 2006, we recorded net income of $6.3 million and $0.2 million in AMT income tax expense and utilized approximately $2.8 million of our net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006 was fully reserved.

During fiscal 2007, we recorded net income of $1.8 million and recorded $0.4 million in income tax expense, having fully utilized our net operating loss carryforwards. The net deferred tax asset of $4.3 million at January 31, 2007 is fully reserved.

Mobile Power Products (ChargeSource)

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$16,745	100%	$12,303	100%	$5,788	100%	36%	113%
Services	—	—	—	—	—	—	—	—

	$16,745	100%	$12,303	100%	$5,788	100%	36%	113%

Operating loss	$(459)		$(3,530)		$(4,366)

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
Revenue:
Americas:
North America	$13,346		$8,822		$5,134		51%	72%
Others	—		—		—		—	—
Europe	3,294		3,392		307		(3%)	1,005%
Asia—Pacific	105		89		347		18%	(74%)

	$16,745		$12,303		$5,788		36%	113%

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
Revenue:
Kensington	$15,425		$11,827		$948		30%	1,148%
Belkin	—		—		641		—	(100%)
Targus	—		—		4,131		—	(100%)
Battery Biz	1,055		404		—		161%	—
Tumi	213		—		—		—	—
Other	52		72		68		(28%)	6%

	$16,745		$12,303		$5,788		36%	113%

The fiscal 2007 increase in ChargeSource revenue of $4.4 million compared to fiscal 2006, was primarily attributable to an increase in sales to Kensington of $3.6 million. Kensington became our exclusive distributor for the retail channel during the third quarter of fiscal 2005 and we began shipping to Kensington during the first quarter of fiscal 2006 as they achieved product placement in retail. ChargeSource revenue ramped-up during fiscal 2006. First quarter revenue totaled $1.8 million increasing to $4.7 million in the fourth quarter. For the first three quarters of fiscal 2007, ChargeSource revenue ranged between $4.1 million and $4.5 million per quarter. For the fourth quarter of fiscal 2007 ChargeSource revenue decreased to $3.8 million compared to the prior 2007 fiscal quarters. We believe Kensington reduced their orders during the fourth quarter of fiscal 2007 in an effort to reduce their inventory of previously purchased ChargeSource products. As discussed above, this trend continued in the first quarter of fiscal 2008 during which we did not receive significant orders from Kensington. In April 2007, we entered into a new non-exclusive distribution agreement with Kensington.

The fiscal 2006 increase in ChargeSource revenue of $6.5 million compared to fiscal 2005, is primarily attributable to an increase in sales to Kensington as they achieved placement of our ChargeSource products with “Big Box” retailers.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$11,901	71%	$10,548	86%	$6,163	106%	13%	71%
Amortization—software development	—	—	—	—	—	—	—	—

	11,901	71%	10,548	86%	6,163	106%	13%	71%
Services	—	—	—	—	—	—	—	—

	$11,901	71%	$10,548	86%	$6,163	106%	13%	71%

	Years Ended January 31,						2007 over 2006 ppt Change	2006 over 2005 ppt Change
	2007		2006		2005
	(In thousands)
Gross margin:
Products		29%		14%		(6%)	15	20
Services		—		—		—	—	—

		29%		14%		(6%)	15	20

The fiscal 2007 increase in cost of revenue was attributable to a 36 percent volume increase in revenue compared to fiscal 2006. Cost of revenue for fiscal 2007 and 2006 included scrap and inventory charges totaling $0.2 million and $1.3 million, respectively. Due to the revenue volume increase and a $1.1 million decrease in scrap and inventory charges incurred in fiscal 2007, cost of revenue as a percentage of revenue decreased to 71 percent from 86 percent for fiscal 2006. Additionally, cost of revenue as a percentage of revenue for fiscal 2007 decreased due to improved absorption of fixed manufacturing costs driven by the fiscal 2007 increase in revenue volume compared to fiscal 2006.

The fiscal 2006 increase in cost of revenue was primarily attributable to a 113 percent volume increase in revenue compared to fiscal 2005. Due to the revenue volume increase and related improved absorption of fixed manufacturing for fiscal 2006, costs of revenue as a percentage of revenue decreased to 86 percent from

106 percent for fiscal 2005. Cost of revenue for fiscal 2006 and 2005 included scrap and inventory charges totaling $1.3 million and $1.1 million, respectively. These charges were attributable to several factors including:

•	Transitioning our contract manufacturer from a consignment model to turn-key;

•	Write-off of excess inventory and finished goods that were procured and manufactured based on anticipated market demand, and

•	Write-off of finished goods that were manufactured for our former distribution partners.

Excluding these scrap and inventory charges, cost of revenue as a percentage of revenue for fiscal 2006 and fiscal 2005 was 75 percent and 87 percent, respectively.

Operating Costs and Expenses

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$1,723	10%	$1,406	11%	$1,055	18%	22%	33%
Allocated corporate overhead	1,849	11%	1,710	14%	994	17%	8%	72%
Gross engineering and support expenses	1,731	10%	2,169	18%	1,942	34%	(20%)	12%

	$5,303	31%	$5,285	43%	$3,991	69%	—	32%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business.

The fiscal 2007 increase in selling, general, and administrative expenses in fiscal 2007 of $0.3 million compared to fiscal 2006, was primarily attributable to increased legal fees relating to the development and protection of our intellectual property rights.

Selling, general, and administrative expenses for fiscal 2006 increased by approximately $0.4 million compared to fiscal 2005. In fiscal 2006 we increased our reserve for uncollectible accounts receivable by approximately $0.2 million, as a result of a voluntary mediation held on April 4, 2006 between Targus and CWT. This additional reserve recorded in fiscal 2006 brings the net receivable balance due from Targus down to $500,000, the amount Targus paid pursuant to an executed settlement agreement. Additionally, during fiscal 2005, we recovered a bad debt expense in the amount of approximately $0.3 million. No similar cost recovery was realized in fiscal 2006.

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

The fiscal 2007 decrease in engineering and support expenses of $0.4 million compared to fiscal 2006, was primarily attributable to reduced personnel costs, primarily contract labor, as well as reduced independent lab testing fees. During fiscal 2007, our design and development efforts focused on a single external high-power adapter platform intended to meet the requirements of retail distribution, as well as the notebook computer OEMs. Currently, we expect to release this platform in various configurations during the third quarter of fiscal 2008.

The fiscal 2006 increase in engineering and support expenses of $0.2 million compared to fiscal 2005, was primarily due to the addition of engineering design resources, including employees, temporary labor, and outside design consultants, in support of numerous development programs intended to address the need for external high- and low-power adapters, OEM design and performance requirements, and national and international regulatory requirements.

Wireless Test Solutions (“WTS”)

Revenue

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$14,653	96%	$24,327	99%	$16,475	98%	(40%)	48%
Services	654	4%	207	1%	365	2%	216%	(43%)

	$15,307	100%	$24,534	100%	$16,840	100%	(38%)	46%

Operating income (loss)	$(1,978)		$1,675		$(4,431)

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
Revenue:
Americas:
North America	$9,500		$12,855		$3,686		(26%)	249%
Others	2,171		2,855		6,290		(24%)	(55%)
Europe	3,017		8,630		6,861		(65%)	26%
Asia—Pacific	619		194		3		219%	6,367%

	$15,307		$24,534		$16,840		(38%)	46%

The fiscal 2007 decrease of product revenue of $9.7 million compared to fiscal 2006 was attributable to decreased sales to Verizon and SwissQual, the former exclusive reseller of our WTS products in our European region. Fiscal 2007 product revenue from Verizon decreased approximately $4.9 million to $7.0 million from $11.9 million for fiscal 2006. As discussed above, we were awarded two significant contracts from Verizon during fiscal 2006 which were completed during fiscal 2006 and 2007. Additionally, fiscal 2007 sales to SwissQual decreased approximately $6.3 million to $2.5 million from $8.8 million for fiscal 2006. Due to the sale of SwissQual to Spirent in January 2006, SwissQual ceased to be our reseller in Europe effective December 31, 2006.

The fiscal 2006 increase in product revenue of $7.9 million compared to fiscal 2005, was primarily due to the two significant contracts from Verizon for the purchase of our Seven.Five voice and data systems. These contracts were significant to our WTS business and its operations for fiscal 2006 and were primarily responsible for the fiscal 2006 revenue increase in our North American region, which increased 249 percent compared to fiscal 2005. Revenue in fiscal 2006 derived from our customers in Latin America/South America decreased 55 percent compared to fiscal 2005. This decrease highlights that the wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results and that our business is characterized by sales to a limited set of customers in each region where we do business. The timing and size of customer orders can vary greatly making it difficult to forecast our results from period to period. Consequently, our WTS business is affected in any single region by the priorities of a small group of customers.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$5,119	35%	$10,896	45%	$8,284	50%	(53%)	32%
Amortization—software development	1,097	7%	1,926	8%	1,971	12%	(43%)	(2%)

	6,216	42%	12,822	53%	10,255	62%	(51%)	25%

Services	270	41%	73	35%	28	8%	270%	161%

	$6,486	42%	$12,895	53%	$10,283	61%	(50%)	25%

	Years Ended January 31,						2007 over 2006 ppt Change	2006 over 2005 ppt Change
	2007		2006		2005
	(In thousands)
Gross margin:
Products		58%		47%		38%	11	9
Services		59%		65%		92%	(6)	(27)
Combined gross margin		58%		47%		39%	11	8

The fiscal 2007 decrease in cost of revenue was attributable to the 40 percent volume decrease in product revenue compared to fiscal 2006, as well as other factors. Cost of product revenue as a percentage of product revenue decreased to 35 percent from 45 percent for fiscal 2006. The fiscal 2007 decrease in cost of product revenue as a percentage of product revenue was due to the following factors:

•

Cost of product revenue for fiscal 2007 and 2006 included approximately $0.5 million and $1.1 million of incremental allocated fixed manufacturing costs, respectively, resulting in a fiscal 2007 decrease of approximately $0.6 million compared to fiscal 2006. This decrease was driven by the decrease in product revenue for fiscal 2007;

•

We typically achieve a lower net revenue on sales to SwissQual due to required revenue sharing under the distribution and sales agreement. For fiscal 2007, sales to SwissQual as a percentage of total WTS revenue decreased to 17 percent from 36 percent for fiscal 2006;

•	During the second and third quarters of fiscal 2007, we shipped several higher-margin Seven.Five upgrade orders. No similar upgrade orders were shipped during fiscal 2006, and

•

During the fourth quarter of fiscal 2007, we recorded approximately $1.1 million in revenue sharing from SwissQual under the distribution and sales agreement. The related products sold had no cost borne by us and increased our gross profit by the revenue sharing received.

The fiscal 2006 increase in cost of revenue was attributable to a 48 percent volume increase in product revenue compared to fiscal 2005, as well as other factors. Cost of product revenue as a percentage of product revenue decreased to 45 percent from 50 percent for fiscal 2005. The fiscal 2006 decrease in cost of product revenue as a percentage of product revenue was due to the following factors:

•

Increased year-over-year sales in North America made by our direct sales force, which provided increased net revenue to Comarco on sales of our Seven.Five products as compared to sales made by SwissQual in our European region. For fiscal 2006, sales to SwissQual as a percentage of total WTS revenue decreased to 36 percent from 39 percent for fiscal 2005;

•	No sales of third-party non-core products with lower gross margins during fiscal 2006, and

•	Increased absorption of fixed manufacturing overhead attributable to increased manufacturing activity experienced by our other two segments.

Fiscal 2007 and 2006 amortization of previously capitalized software development costs, which totaled approximately $1.1 million and $1.9 million, respectively, is currently expected to be approximately $0.2 million for fiscal 2008, which will fully amortize the remaining net capitalized software development costs existing as of January 31, 2007.

Operating Costs and Expenses

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating costs and expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$3,258	21%	$2,641	11%	$3,946	24%	23%	(33%)
Allocated corporate overhead	1,858	12%	2,488	10%	2,084	12%	(25%)	19%
Gross engineering and support expenses	5,683	37%	4,835	20%	4,958	29%	18%	(2%)
Capitalized software development costs	—	—	—	—	—	—	—	—

	$10,799	70%	$9,964	41%	$10,988	65%	8%	(9%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business.

The fiscal 2007 increase in selling, general, and administrative expenses of $0.6 million compared to fiscal 2006, was attributable to a $0.5 million non-recurring bad debt recovery recorded in fiscal 2006. In fiscal 2007, we recorded approximately $0.1 million in bad debt expense to reserve potentially uncollectible accounts receivable.

The fiscal 2006 decrease in selling, general, and administrative expenses of $1.3 million compared to fiscal 2005, was due to the following factors:

•	During fiscal 2006, we collected bad debts totaling approximately $0.5 million, which were previously reserved during the prior fiscal year, and

•	Fiscal 2005 included a $0.4 million charge recognized in settlement of a dispute with a significant customer based in Latin America.

Excluding these charges and subsequent collections of bad debts, selling, general, and administrative expenses in fiscal 2006 were comparable to fiscal 2005.

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

The fiscal 2007 increase in gross engineering and support costs of $0.8 million compared to fiscal 2006, was primarily attributable to increased WTS engineering costs consisting of wages and related costs, as well as third-party design fees in support of the effort to modify the Seven.Five QoS software to exclude SwissQual content. The fiscal 2007 increase in wages and related costs, and third-party design fees totaled approximately $0.5 million compared to fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2007 and 2006 as we completed the development of the software embedded in our Seven.Five product platform during the first half of fiscal 2004. Currently, we do not expect to capitalize software development costs during fiscal 2008.

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

During fiscal 2007, we received $1.7 million of contingent consideration net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. Due to uncertainty as to timing and amount of any escrow distribution and remaining contingent consideration, we will record an additional gain only when the contingencies have lapsed and the funds are probable of receipt.

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

The gain on sale of investment in SwissQual and intangible asset is comprised of the following (in thousands):

	Years Ended January 31,
	2007	2006
Sale of investment in SwissQual:
Cash proceeds	$1,687	$6,774
Less: Cost basis	—	(1,073)
Dividend declared (before withholding)	—	420

Gain on sale of investment in SwissQual	$1,687	$6,121
Sale of intangible asset:
Cash proceeds	—	550
Less: Cost basis	—	(233)

Gain on sale of intangible asset	—	317

Gain on sale of investment in SwissQual and intangible asset	$1,687	$6,438

Emergency Call Box Systems

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$11,327	72%	$5,630	56%	$1,896	29%	101%	197%
Services	4,397	28%	4,411	44%	4,699	71%	—	(6%)

	$15,724	100%	$10,041	100%	$6,595	100%	57%	52%

Operating income	$1,936		$1,649		$590

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
Revenue:
Americas:
North America	$15,724		$10,041		$6,595		57%	52%
Others	—		—		—		—	—
Europe	—		—		—		—	—
Asia—Pacific	—		—		—		—	—

	$15,724		$10,041		$6,595		57%	52%

Revenue

The fiscal 2007 increase in call box product revenue of $5.7 million compared to fiscal 2006, was primarily attributable to an increase in sales of digital and TTY upgrades to our installed base of call box systems under maintenance contracts. As discussed above, during fiscal 2007, we upgraded approximately 4,800 call boxes with digital and/or TTY technologies and recorded revenue totaling approximately $10.0 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box systems. For fiscal 2006 we upgraded approximately 1,800 call boxes and recorded revenue totaling approximately $3.1 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities. Non-upgrade revenue for fiscal 2007 and 2006 totaled approximately $1.3 million and $2.5 million, respectively. During fiscal 2006, we sold 218 new digital and TTY call boxes valued at approximately $1.2 million to a customer in Hawaii. We do not maintain this call box system.

The fiscal 2006 increase in call box product revenue of $3.7 million compared to fiscal 2005, was primarily attributable to sales of digital and TTY upgrades to our installed base of call box systems under maintenance contracts. Upgrade activity during fiscal 2005 was minor.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$8,145	72%	$3,357	60%	$1,027	54%	143%	227%
Services	3,060	70%	3,090	70%	3,413	73%	(1%)	(9%)
Amortization—software development	22	—	22	1%	22	—	—	—

	3,082	70%	3,112	71%	3,435	73%	(1%)	(9%)

	$11,227	71%	$6,469	64%	$4,462	68%	74%	45%

	Years Ended January 31,						2007 over 2006 ppt Change	2006 over 2005 ppt Change
	2007		2006		2005
	(In thousands)
Gross margin:
Products		28%		40%		46%	(12)	(6)
Services		30%		29%		27%	1	2
Combined gross margin		29%		36%		32%	(7)	4

The fiscal 2007 increase in cost of revenue was primarily attributable to a 101 percent volume increase in product revenue compared to fiscal 2006. Cost of product revenue for fiscal 2007 included approximately $0.6 million of incremental subcontractor costs compared to fiscal 2006. Due to the significant increase in upgrade activities during fiscal 2007, we utilized third parties to perform certain upgrade installation, site mitigation, and retrofit work to a much greater extent compared to fiscal 2006. Also driven by the significant increase in upgrade activity during fiscal 2007, we incurred approximately $0.8 million of incremental allocated fixed manufacturing costs compared to fiscal 2006. During fiscal 2007, more of our manufacturing resources were utilized to meet the increased demand for call box upgrades which increased the allocation of such costs to call box cost of product revenue. As a result, cost of product revenue as a percentage of product revenue for fiscal 2007 increased to 72 percent from 60 percent for fiscal 2006. Excluding the incremental subcontractor costs and allocated fixed manufacturing costs discussed above, cost of product revenue as a percentage of product revenue for fiscal 2007 was 60 percent and consistent with fiscal 2006.

The fiscal 2006 increase in cost of revenue was primarily attributable to a 197 percent volume increase in product revenue compared to fiscal 2005. Cost of product revenue for fiscal 2006 included a $0.3 million inventory charge to write down excess and obsolete inventory to market value based on current and future market demand. There was no such charge incurred during fiscal 2005. As a result, cost of product revenue as a percentage of product revenue for fiscal 2006 increased to 60 percent from 54 percent for fiscal 2005. Excluding the fiscal 2006 inventory charge, cost of product revenue as a percentage of product revenue for fiscal 2006 was

54 percent and consistent with fiscal 2005. As a percentage of service revenue, cost of service revenue in fiscal 2006 decreased to 70 percent from 73 percent for fiscal 2005. While service revenue for fiscal 2006 decreased by approximately $0.3 million compared to fiscal 2005, material usage in support of service revenue decreased by approximately the same amount. This decrease in fiscal 2006 was due to several factors including a reduced number of damaged call boxes repaired under flat rate maintenance contracts.

Operating Costs and Expenses

	Years Ended January 31,						2007 over 2006 % Change	2006 over 2005 % Change
	2007		2006		2005
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$504	3%	$339	3%	$335	5%	49%	1%
Allocated corporate overhead	1,482	9%	906	9%	587	9%	64%	54%
Gross engineering and support expenses	575	4%	678	7%	621	9%	(15%)	9%

	$2,561	16%	$1,923	19%	$1,543	23%	33%	25%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business.

The fiscal 2007 increase in selling, general, and administrative expenses of $0.2 million compared to fiscal 2006, was primarily related to increased personnel costs. As a percentage of revenue, selling, general, and administrative expenses remained flat at 3 percent of revenue compared to fiscal 2006.

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

The fiscal 2007 decrease in engineering and support expenses of $0.1 million compared to fiscal 2006, was due to decreased product development activity during fiscal 2007 and reduced consumption of development material. The redesign of our TTY upgrade device was substantially completed during fiscal 2006.

Business Outlook

Fiscal 2008 is expected to be a year of transition. We currently expect to continue to transition the retail distribution of our ChargeSource products to multiple distribution partners under non-exclusive distribution agreements. Shipments to Kensington under a recently executed non-exclusive distribution agreement are expected to commence during the second half of fiscal 2008. Additionally, fiscal 2008 revenue from sales to Kensington are expected to be significantly less than achieved during fiscal 2007.

We are currently developing two ChargeSource products specifically for a leading OEM of notebook computers to be branded and marketed by the OEM in conjunction with the sale of notebook computers. If successful, we expect to go into volume production during the second half of fiscal 2008. Our ChargeSource business is also responding to interest from the leading OEMs for small form factor power adapters to be sold “in-the-box” with notebook computers. It is difficult to predict the timing and amount of any revenue attributable to this “in-the-box” initiative. However, we are in negotiations with tier-one electronics contract manufactures to enable us to execute on these highly price-competitive high volume opportunities.

During fiscal 2007, demand for our WTS products decreased compared to the prior fiscal year due to widespread industry consolidation, delays in purchasing decisions by customers, primarily wireless carriers, and increased competition and price pressure. It is difficult to predict when these negative trends will abate or improve. While it may take several quarters for market demand to recover, we continue to develop the next-generation 3G and 4G wireless network optimization and QoS systems through our alliance with Ascom AG, a leading Swiss company with the largest installed base of wireless QoS systems in the world. These new products are expected to be available for sale during the second half of fiscal 2008. We currently expect WTS revenue for fiscal 2008 to be less than WTS revenue for fiscal 2007.

During fiscal 2008, our call box business is expected to substantially complete the digital and TTY upgrade contracts awarded in the prior fiscal years. As a significant portion of the installed base was upgraded during fiscal 2007, we expect call box revenue for fiscal 2008 to decrease compared to fiscal 2007. During fiscal 2007, the amount and timing of call upgrade revenue was impacted by customer delays. Upgrade contracts expected to be completed during fiscal 2008 could also be subject to customer delays.

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

In fiscal 2006, we recorded expense of $45,000, primarily related to workers compensation expenses related to the staffing business. As of January 31, 2006, all estimated exit costs of the sale of both EDX and the non-wireless businesses have been utilized.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2007	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities	$2,986	$7,257	$(1,814)
Investing activities	(2,107)	6,487	(1,333)
Financing activities	(536)	3	370

Operating Activities

Cash provided by operating activities of $3.0 million in fiscal 2007 related to net income of $1.8 million as well as non-cash charges for depreciation and amortization, FAS No. 123R compensation expense, and inventory reserves of $3.1 million, $0.6 million, and $0.6 million, respectively, and a decrease in inventory of $2.6 million offset by the current year gain on sale of SwissQual of $1.7 million, a decrease in accrued liabilities of $3.1 million, and an increase in accounts receivable of $1.2 million. The decrease in accrued liabilities relates primarily to the payout of fiscal 2006 accrued bonuses of $1.2 million and a reduction in accrued uninvoiced receipts for inventory purchases.

Previously, we included cash flows from discontinued operations as a single amount in our consolidated statement of cash flows. In fiscal 2006, we separately disclosed the components of cash flows of discontinued operations, reconciled operating cash flows from net income rather than income from continuing operations, and restated our statements of cash flows for fiscal 2005 to conform to the current presentation.

Cash Flows from Investing Activities

We purchased $3.2 million of property and equipment in fiscal 2007 compared to $0.8 million of property and equipment in fiscal 2006 and $1.3 million in fiscal 2005. The increase in current year capital expenditures of $2.4 million relates primarily to tenant improvements of $1.4 million made relating to our corporate relocation as well as equipment built for a revenue sharing contract with one of our WTS customers. The decrease in fiscal 2006 is primarily due to transitioning manufacturing of our ChargeSource products from in-house to a contract manufacturer located in China. Accordingly, we no longer have requirements to acquire, upgrade, and maintain ChargeSource production equipment. Additionally, we have outsourced the design of non-critical components to our supply chain located in Asia, which has reduced our on-going investment in tooling.

During the first half of fiscal 2004, we completed the software development of our Seven.Five product platform, which is compatible with all 2G, 2.5G, and 3G wireless technologies. During fiscal 2005 and subsequent to the completion of the development program, we transitioned into a maintenance mode. Accordingly, we capitalized no software development costs in fiscal 2007, 2006, and 2005. In fiscal 2004, we capitalized software development costs totaling $2.8 million. Currently, we do not expect to capitalize any software development in fiscal 2008 as our Seven.Five product platform is a modular solution that can be upgraded for new wireless technologies and configured for all wireless carriers irrespective of the wireless technologies deployed. In conjunction with the development and maintenance of Seven.Five, we expended $0.1 million, $0.3 million, and $0.1 million in fiscal 2007, 2006, and 2005, respectively, on rights to various wireless technologies.

During January 2006, we sold our 18 percent interest in SwissQual to Spirent. See the “Wireless Test Solutions” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Prior to the acquisition by Spirent, SwissQual declared and paid a dividend to its then current shareholders. During January 2006, we recorded the approximately $0.4 million dividend declared as a reduction in the cost basis of our investment in SwissQual. As of January 31, 2006, we received approximately $0.3 million, net of $0.1 million withheld by Swiss tax authorities which was recaptured in the first quarter of fiscal 2008. Additionally, during December 2005, we sold rights to software to SwissQual for approximately $0.5 million. At the time of the sale, such software rights had an unamortized book value of approximately $0.2 million. Accordingly, we recorded a gain on sale of intangible assets totaling approximately $0.3 million.

Cash Flows from Financing Activities

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2007, we repurchased approximately 2.6 million shares for an average price of $8.24 per share.

During fiscal 2007, we repurchased approximately 58,000 shares in the open market for a total cost of approximately $0.5 million, or an average price of $9.17 per share. During fiscal 2006 we had no stock repurchases. Net cash provided by financing activities was $0.4 million in fiscal 2005. In fiscal 2005 proceeds from the sales of common stock issued through employee and director stock option plans constituted all of our cash flows from financing activities.

Subsequent to January 31, 2007 we declared a special dividend of $1.00 per share to shareholders of record on April 5, 2007, paid on April 23, 2007. The amount paid was approximately $7.4 million.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:

•

In conjunction with our alliance with Ascom, we are currently developing harmonized test and measurement systems. In the event we experience delays in development and deployment of new products we may experience a significant reduction in revenue, operating results and cash flows.

•

Due to the uncertainties associated with the spending patterns of our customers and the corresponding demand for our WTS products, we have experienced and expect to continue to experience significant fluctuations in demand. Such fluctuations have caused and may continue to cause significant reductions in revenue, operating results, and cash flows.

•

In the event Kensington or any other distributors of our ChargeSource products, are unable to perform under their non-cancelable commitments due to their inability to take delivery of the products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•

Should the contract manufacturer of our ChargeSource products become unable to manufacture our ChargeSource products at the level currently anticipated, our operating results and cash flows would be negatively impacted.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2007 (in thousands):

	Payments due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	Total
Operating lease obligations	$466	$799	$600	$1,865
Purchase obligations	532	—	—	532

	$998	$799	$600	$2,397

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We will adopt this pronouncement beginning in fiscal year 2008 and such adoption is not expected to have a significant impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective February 1, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We are in the process of evaluating the impact of the adoption of the Interpretation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the provisions of Statement No. 157, the adoption is not expected to have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard amends SFAS 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. We do not expect SFAS 159 to have a material impact on our consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2007, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Our cash and cash equivalents have maturities dates of three months or less and the fair value approximates the carrying value in our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California:

We have audited the accompanying consolidated balance sheets of Comarco, Inc. as of January 31, 2007 and January 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2007. We have also audited the information in the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted, effective February 1, 2006, Statement of Financial Accounting Standard No. 123R, “Share-Based Payment.”

Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

April 23, 2007

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$26,360	$26,017
Short-term investments	897	1,166
Accounts receivable, net of reserves of $111 and $78	10,942	9,285
Accounts receivable subject to litigation, net of reserves of $0 and $480	—	500
Inventory, net of reserves of $600 and $1,910	5,452	8,749
Other current assets	427	423

Total current assets	44,078	46,140
Property and equipment, net	3,331	1,595
Software development costs, net	243	1,361
Acquired intangible assets, net	820	1,257
Goodwill	2,394	2,394
Restricted cash	500	—
Other assets	47	58

Total assets	$51,413	$52,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$718	$727
Deferred revenue	2,586	3,676
Deferred compensation	897	1,166
Accrued liabilities	6,259	9,324

Total current liabilities	10,460	14,893
Deferred income taxes	59	—
Deferred rent	767	—
Deferred revenue	2,138	1,804

Total liabilities	13,424	16,697

Commitments and Contingencies and Subsequent Event

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2007 and 2006, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,371,637 and 7,422,542 shares issued and outstanding at January 31, 2007 and 2006, respectively	737	742
Additional paid-in capital	14,163	14,054
Retained earnings	23,089	21,312

Total stockholders’ equity	37,989	36,108

Total liabilities and stockholders’ equity	$51,413	$52,805

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2007	2006	2005
Revenue:
Products	$42,725	$42,260	$24,159
Services	5,051	4,618	5,064

	47,776	46,878	29,223

Cost of revenue:
Products	26,262	26,727	17,445
Services	3,352	3,185	3,463

	29,614	29,912	20,908

Gross profit	18,162	16,966	8,315
Selling, general, and administrative expenses	10,674	9,490	9,001
Engineering and support expenses	7,989	7,682	7,521

Operating loss	(501)	(206)	(8,207)
Other income, net	941	345	180
Gain on sale of investment in SwissQual and intangible asset	1,687	6,438	—
Minority interest in loss of subsidiary	—	—	72

Income (loss) from continuing operations before income taxes and discontinued operations	2,127	6,577	(7,955)
Income tax expense	350	201	2,426

Income (loss) from continuing operations	1,777	6,376	(10,381)
Income (loss) from discontinued operations, net of income tax expense of $0, $0, and $0	—	(45)	325

Net income (loss)	$1,777	$6,331	$(10,056)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.24	$0.86	$(1.41)
Discontinued operations	—	(0.01)	0.04

Net income (loss)	$0.24	$0.85	$(1.37)

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 31, 2004, 7,284,374 shares	$728	$13,126	$25,037	$38,891
Net loss	—	—	(10,056)	(10,056)
Exercise of stock options, 45,000 shares	5	236	—	241
Minority interest resulting from exercise of subsidiary options	—	(6)	—	(6)
Issuance of common stock to acquire subsidiary minority interest, 92,668 shares	9	695	—	704

Balance at January 31, 2005, 7,422,042 shares	742	14,051	14,981	29,774
Net income	—	—	6,331	6,331
Exercise of stock options, 500 shares	—	3	—	3

Balance at January 31, 2006, 7,422,542 shares	742	14,054	21,312	36,108
Net income	—	—	1,777	1,777
Exercise of stock options, 7,525 net shares	1	(1)	—	—
Purchase and retirement of common stock, 58,430 shares	(6)	(530)	—	(536)
Tax benefit from exercise of stock options	—	85	—	85
Stock based compensation expense	—	555	—	555

Balance at January 31, 2007, 7,371,637 shares	$737	$14,163	$23,089	$37,989

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2007	2006	2005
			(See Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,777	$6,331	$(10,056)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,148	3,828	4,525
Gain on sale of investment in SwissQual	(1,687)	(6,122)	—
Stock based compensation expense	555	—	—
Gain on sale of software development	—	(317)	—
Loss (gain) on disposal of property and equipment	(35)	28	152
Tax benefit from exercise of stock options	85	—	—
Deferred income taxes	59	—	2,876
Provision (benefit) for doubtful accounts receivable	91	(273)	267
Provision for obsolete inventory	647	1,748	960
Minority interest in earnings of subsidiary	—	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	(1,248)	(3,136)	3,439
Amounts due from affiliate	—	—	1,527
Inventory	2,649	(2,048)	(3,258)
Other assets	8	541	(216)
Accounts payable	(9)	626	(436)
Deferred revenue	(756)	1,733	(1,729)
Deferred rent	767	—	—
Accrued liabilities	(3,065)	4,318	207

Net cash provided by (used in) operating activities	2,986	7,257	(1,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,245)	(832)	(1,288)
Proceeds from sales of property and equipment	36	5	57
Proceeds from sale of investment in SwissQual	1,687	6,774	—
Proceeds from SwissQual dividend, net	—	273	—
Proceeds from sale of capitalized software	—	550	—
Acquired intangible assets	(85)	(283)	(102)
Increase in restricted cash	(500)	—	—

Net cash provided by (used in) investing activities	(2,107)	6,487	(1,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	3	241
Proceeds from issuance of subsidiary common stock	—	—	129
Purchase and retirement of common stock	(536)	—	—

Net cash provided by (used in) financing activities	(536)	3	370

Net increase (decrease) in cash and cash equivalents	343	13,747	(2,777)
Cash and cash equivalents, beginning of period	26,017	12,270	15,047

Cash and cash equivalents, end of period	$26,360	$26,017	$12,270

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call box systems and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

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

Short-Term Investments

Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $0.9 million and $1.2 million as of January 31, 2007 and 2006, respectively. Unrealized holding gains on these short-term investments recorded for the years ended January 31, 2007, 2006, and 2005 were $127,000, $54,000, and $100,000, respectively, and are reflected as adjustments to both short-term investments and the deferred compensation liability.

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

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred and are included in engineering and support costs. During fiscal 2007, 2006, and 2005 we incurred approximately $5.7 million, $5.5 million, and $5.2 million in research and development expense. Costs incurred for the development of software embedded in the Company’s wireless test solutions products that will be sold are capitalized when technological feasibility has been established. Technological feasibility is generally demonstrated by the completion of a working model. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective February 1, 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill, and set forth methods for periodically evaluating goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value generally determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that time, of using undiscounted cash flows on an enterprise-wide basis under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” to determine recoverability. An annual impairment review is performed during the fourth quarter of each year. At January 31, 2007, the Company identified no impairment.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairments were identified during the year ended January 31, 2007.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, the Company established a valuation allowance

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2007.

In the third quarter of fiscal 2005, the Company recorded a tax benefit of $446,000 due to the generation of refund claims created upon completion of fiscal 2004 corporate tax returns in the third quarter of fiscal 2005.

During fiscal 2006, the Company recorded net income of $6.3 million and utilized approximately $2.8 million of its net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006 was fully reserved.

During fiscal 2007, the Company recorded net income of $1.8 million, utilized its remaining federal and California net operating loss carryforwards, and recorded income tax expense of $350,000. The remaining net deferred tax asset of $4.3 million, at January 31, 2007, continues to be fully reserved.

Warranty Costs

The Company provides limited warranties for new call box sales for a period of 90 days and ChargeSource products for a period generally not to exceed 15 months. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with the Company’s actual claim experience. Should actual warranty claim rates differ from the Company’s estimates, revisions to the liability would be required.

The Company generally provides a one year warranty for wireless test solutions products. As discussed above, the revenue allocated to maintenance is amortized to revenue evenly over the term of the maintenance commitment made at the time of the sale. The costs associated with honoring the maintenance commitment are charged to expense as incurred.

Minority Interest

As discussed further in Note 15, the Company has a subsidiary stock option plan whereby officers and employees of CWT may be granted options to purchase common stock of CWT. During, fiscal 2007, 2006, and 2005 no options were granted under the subsidiary option plan. During fiscal 2007 and 2006 no options were exercised and, accordingly, no minority interest in earnings was recorded in those years. During fiscal 2005, the Company issued 30,000 shares of CWT stock from the exercise of CWT stock options and acquired 66,000 minority shares of CWT through the issuance of 92,668 shares of Company common stock. Under the purchase method of accounting, the excess price of $456,000 during fiscal 2005 of the minority interest in CWT over the fair value of the proportionate share of the identifiable net assets of CWT has been recognized as definite-lived intangible assets attributable to intellectual property rights. There are 3,000 options outstanding under the subsidiary option plan as of January 31, 2007.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base is comprised primarily of large companies (see

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6). The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, the Company’s policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which consists of stock options. Diluted earnings per share gives effect to all dilutive potential common stock outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 16).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Prior to February 1, 2006, the Company accounted for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the years ended January 31, 2006 and 2005, consistent with the provisions of SFAS No. 123, the Company’s net income (loss), basic income (loss) per share, and diluted income (loss) per share would have been adjusted to the pro forma amounts as follows (in thousands except per share amounts):

	Years Ended January 31,
	2006	2005
Net income (loss):
As reported	$6,331	$(10,056)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(275)	(472)

Pro forma	$6,056	$(10,528)

Income (loss) per common share—basic:
As reported	$0.85	$(1.37)
Pro forma	0.82	(1.44)
Income (loss) per common share—diluted:
As reported	$0.85	$(1.37)
Pro forma	0.82	(1.44)

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2006 and 2005 was $4.23 and $4.08, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Expected volatility	50.1%	46.9%
Weighted average risk-free interest rate	3.8%	3.8%
Expected life (in years)	6	6
Expected forfeitures	10%	10%

As of February 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

The per share weighted-average fair value of employee and director stock options granted during the year ended January 31, 2007 was $5.36 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Year Ended January 31, 2007
Expected dividend yield	0.0%
Expected volatility	44.2%
Weighted average risk-free interest rate	4.8%
Expected life (in years)	6.1
Expected forfeitures	10.6%

The compensation expense recognized in connection with the adoption of SFAS No. 123R was $555,000 for the year ended January 31, 2007. Thus, the diluted income per share decreased by $0.06 for the year ended January 31, 2007. There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS No. 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $1.0 million, which will be expensed over a weighted average remaining life of 19.1 months.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires additional disclosures in the consolidated financial statements to reflect net unrealized gains (losses) on available for sale securities, net of income tax. The Company had no unrealized gains (losses) on available for sale securities and therefore there was no difference between net income (loss) and comprehensive income (loss) for the years ended January 31, 2007, 2006, and 2005.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of Statement No. 157, the adoption is not expected to have a material impact on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.” This standard amends SFAS 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for Comarco is fiscal 2009. The Company does not expect SFAS 159 to have a material impact on its consolidated financial position and results of operations.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Gain on Sale of Investment in SwissQual and Intangible Asset

During fiscal 2002, the Company purchased an 18 percent equity stake in Switzerland based SwissQual AG (“SwissQual”) for approximately $1.1 million. SwissQual is a developer of quality of service systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual was responsible for reselling and supporting Comarco’s co-branded Seven.Five products in Europe, the Middle East, and North Africa (the Company’s “European” region) through December 31, 2006. The Company has a revenue sharing agreement in place that determines how much revenue Comarco earns from SwissQual sales and, conversely, how much revenue SwissQual earns from the Company’s sales to customers located outside the European region.

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. During fiscal 2007, the Company received $1.7 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. Due to uncertainty as to timing and amount of any escrow distribution and remaining contingent consideration, the Company expects to record an additional gain as the contingency lapses and the funds are probable of receipt.

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

The gain on sale of investment in SwissQual and intangible asset is comprised of the following (in thousands):

	Years Ended January 31,
	2007	2006
Sale of investment in SwissQual:
Cash proceeds	$1,687	$6,774
Less: Cost basis	—	(1,073)
Dividend declared	—	420

Gain on sale of investment	$1,687	$6,121
Sale of intangible asset:
Cash proceeds	—	550
Less: Cost basis	—	(233)

Gain on sale of intangible asset	—	317

Gain on sale of investment in SwissQual and intangible asset	$1,687	$6,438

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Discontinued Operations

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

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2007	2006	2005
Revenue	$—	$—	$—

Income from discontinued operations of EDX (net of income tax expense (benefit) of $0, $0, and $0, respectively)	$—	$—	$—
Income (loss) from discontinued operations of non-wireless businesses (net of income tax expense of $0, $0, and $0, respectively)	—	(45)	325

Income (loss) from discontinued operations	$—	$(45)	$325

Previously, the Company included cash flows from discontinued operations as a single amount in its consolidated statement of cash flows. In fiscal 2006, the Company separately disclosed the components of cash flows of discontinued operations, reconciled operating cash flows from net income rather than income from continuing operations, and restated its statement of cash flows for fiscal 2005 to conform to the current presentation.

6.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the company’s revenue for the years ended January 31, 2007, 2006, and 2005 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2007		2006		2005
Total revenue	$47,776	100%	$46,878	100%	$29,223	100%
Customer concentration:
Verizon Wireless	7,002	15%	11,885	25%	—	—
Kensington Technology Group	15,425	32%	11,827	25%	—	—
SwissQual	2,525	5%	8,788	19%	6,564	22%
Targus, Inc.	—	—	—	—	4,131	14%
TIM Cellular, S.A.	—	—	—	—	4,305	15%

	$24,952	52%	$32,500	69%	$15,000	51%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customers comprising 10 percent or more of the Company’s gross accounts receivable as of January 31, 2007 and 2006 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2007		2006
Total gross accounts receivable	$11,053	100%	$9,363	100%
Customer concentration:
Kensington Technology Group	2,975	27%	3,292	35%
MTC SAFE	1,531	14%	—	—
SwissQual	1,185	11%	2,335	25%

	$5,691	52%	$5,627	60%

7.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2007	2006
Trade accounts receivable	$11,053	$9,363
Less: Allowances for doubtful accounts	(111)	(78)

	$10,942	$9,285

8.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2007	2006
Raw materials	$1,912	$4,359
Work-in-process	195	915
Finished goods	3,345	3,475

	$5,452	$8,749

9.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2007	2006
Office furnishings and fixtures	$2,211	$1,677
Equipment	9,024	8,683
Purchased software	505	369

	11,740	10,729
Less: Accumulated depreciation and amortization	(8,409)	(9,134)

	$3,331	$1,595

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense for fiscal 2007, 2006, and 2005 totaled $1.5 million, $1.4 million, and $2.0 million, respectively.

During fiscal 2007, fully depreciated leasehold improvements with a cost basis of $867,000 were retired upon the Company’s corporate relocation in the third quarter of fiscal 2007. These assets were reported under office furnishings and fixtures in the table above in fiscal 2006.

During fiscal 2006, equipment with a cost basis of $360,000 and accumulated depreciation of $340,000 was retired upon completion of fixed asset physical inventory observations.

10.	Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2007	2006
Capitalized software development costs	$8,444	$8,444
Less: Accumulated amortization	(8,201)	(7,083)

	$243	$1,361

Capitalized software development costs for the years ended January 31, 2007, 2006, and 2005 totaled $0, $0, and $0, respectively. In the fourth quarter of fiscal 2006, the Company sold capitalized NQDI software to SwissQual for $550,000 cash. The capitalized software development costs of $534,000 and accumulated amortization of $301,000 were retired upon receiving the proceeds from SwissQual.

Amortization of software development costs for the years ended January 31, 2007, 2006, and 2005 totaled $1.1 million, $1.9 million, and $2.0 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements. The remaining net book value of $243,000 is expected to be fully amortized in fiscal 2008.

11.	Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2007	2006
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
Software algorithms	$—	$—
License rights	1,440	1,355
Intellectual property rights	1,244	1,244

	2,684	2,599
Less: accumulated amortization	(1,864)	(1,342)

Total acquired intangible assets, net	$820	$1,257

During the first quarter of fiscal 2006, fully amortized software algorithms in the amount of $255,000 were retired.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents goodwill by reportable segment (in thousands):

	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Balance as of January 31, 2006	$—	$1,898	$496	$2,394

Balance as of January 31, 2007	$—	$1,898	$496	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2008	296
2009	178
2010	178
2011	126
2012	42
Thereafter	—

Total estimated amortization expense	$820

The Company ceased amortizing goodwill and indefinite-lived intangible assets beginning February 1, 2002 upon adoption of SFAS No. 142. Amortization of definite-lived acquired intangible assets for the years ended January 31, 2007, 2006, and 2005 amounted to $521,000, $521,000, and $550,000, respectively.

During fiscal 2007 and 2006, the Company acquired $85,000 and $283,000 in license rights related to mobile phone technologies, respectively. During fiscal 2005, the Company acquired $102,000 in license rights related to mobile phone technologies. Additionally, the Company recognized $456,000 of intellectual property rights through the purchase of 66,000 minority shares of CWT.

The useful lives of the license rights related to mobile phone technologies are based upon the term of the underlying agreement and range from 1 to 4 years. The useful life of the intellectual property rights acquired through the purchase of minority interests is seven years and is based upon the life of CWT’s core technology as evaluated by a qualified third party.

12.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2007	2006
Accrued payroll and related expenses	$2,105	$2,991
Uninvoiced receipts	1,989	4,237
Accrued legal and professional fees	554	505
Accrued federal and state income taxes	562	590
Current portion of deferred rent	175	—
Accrued travel expenses	101	118
Accrued temporary labor	28	27
Due to SwissQual	93	450
Other	652	406

	$6,259	$9,324

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs for its ChargeSource and call box businesses as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2007	2006	2005
Beginning balance	$172	$177	$282
Accruals for warranties issued during the period	1,050	947	450
Utilization	(878)	(952)	(555)

	$344	$172	$177

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

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	January 31,
	2007	2006	2005
Beginning balance	$1,477	$809	$598
Deferral of revenue	1,500	2,274	1,534
Amortization of deferral	(2,426)	(1,606)	(1,323)

	$551	$1,477	$809

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	January 31,
	2007	2006	2005
Beginning balance	$2,239	$1,108	$1,904
Recognition of revenue	(1,363)	(1,023)	(1,690)
Deferral of revenue for new contracts	2,076	2,154	894

	$2,952	$2,239	$1,108

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Income Taxes

Income taxes from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2007	2006	2005
Federal:
Current	$245	$144	$(393)
Deferred	53	—	2,508
State:
Current	27	57	(57)
Deferred	6	—	368
Foreign:
Current	19	—	—

	$350	$201	$2,426

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2007		2006		2005
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from continuing operations before income taxes and discontinued operations	$2,127	100%	$6,577	100%	$(7,955)	100%
Computed “expected” tax on income (loss) from continuing operations before income taxes	723	34.0%	2,236	34.0%	(2,705)	(34.0)%
State tax, net of federal benefit	91	4.3	283	4.3	(269)	(3.4)
Research and MIC credits	(565)	(26.6)	(127)	(1.9)	(501)	(6.3)
Change in valuation allowance	806	37.9	(2,742)	(41.7)	6,256	78.6
Receivable account adjustment	—	—	—	—	(446)	(5.6)
Permanent differences	121	5.7	123	1.9	—	—
Return to provision adjustments	(466)	(21.9)	332	5.0	—	—
Establish deferred tax liability	59	2.8	—	—	—	—
Release of reserves due to current period events	(490)	(23.0)	—	—	—	—
Foreign taxes paid	19	0.9	—	—	—	—
AMT taxes accrued or paid	—	—	201	3.1	—	—
Other, net	52	2.4	(105)	(1.6)	91	1.2

Income tax expense	$350	16.5%	$201	3.1%	$2,426	30.5%

The receivable account adjustment in fiscal 2005 relates to the third quarter tax benefit of $446,000 due to the generation of refund claims created upon completion of the Company’s fiscal 2004 corporate tax returns in the third quarter.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2007 and 2006 are as follows (in thousands):

	January 31,
	2007	2006
Deferred tax assets:
Accounts receivable	$46	$144
Inventory	339	912
Property and equipment, principally due to differing depreciation methods	483	—
Employee benefits, principally due to accrual for financial reporting purposes	252	882
Accrued liabilities for financial reporting purposes	586	155
Research and manufacturer investment credit carryforwards	1,207	1,282
Net operating losses	—	280
AMT credit carryforwards	295	184
Sale of SwissQual—basis difference	56	111
Deferred rent	84	—
FAS 123R deferred compensation	212	—
Deferred revenue	727	42
Other	292	136

Total gross deferred tax assets	4,579	4,128
Less valuation allowance	(4,330)	(3,514)

Net deferred tax assets	$249	$614

Deferred tax liabilities:
Software development costs	$104	$549
Property and equipment, principally due to differing depreciation methods	—	65
Deferred revenue for extended warranty contracts	145	—
Deferred tax liability—goodwill	59	—

Total gross deferred tax liabilities	$308	$614

Net deferred tax liability	$59	$—

During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, the Company established a valuation allowance totaling approximately $2.9 million or the entire deferred tax asset.

The Company has federal and state research and experimentation credit carryforwards of $535,000 and $1.1 million, which expire through 2027 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $70,000, which expires through 2010.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $4.3 million valuation allowance for deferred tax assets as of January 31, 2007, an increase of $0.8 million, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The director stock-based compensation plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

Transactions and other information relating to these plans for the three years ended January 31, 2007 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Balance, January 31, 2004	805,020	$12.77	$371
Options granted	135,000	8.22
Options canceled or expired	(36,000)	9.03
Options exercised	(45,000)	5.36

Balance, January 31, 2005	859,020	12.60	26
Options granted	42,500	8.18
Options canceled or expired	(39,500)	11.69
Options exercised	(500)	6.91

Balance, January 31, 2006	861,520	12.43	683
Options granted	207,000	10.00
Options canceled or expired	(37,750)	8.83
Options exercised	(45,000)	9.72

Balance, January 31, 2007	985,770	12.18	$41

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at January 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 6.91 to 9.89	356,500	6.2	$7.92	212,125	$7.80
10.43 to 12.41	265,145	6.7	10.90	130,145	11.39
13.21 to 17.50	221,625	2.3	14.49	221,625	14.49
19.33 to 23.67	142,500	3.3	21.63	142,500	21.63

6.91 to 23.67	985,770	5.0 years	12.18	706,395	13.35

Stock options exercisable at January 31, 2007, 2006, and 2005 were 706,395, 665,770, and 556,645, respectively, at weighted-average exercise prices of $13.35, $13.80, and $14.70, respectively. Shares available under the plans for future grants at January 31, 2007, 2006, and 2005 were 267,625, 8,125, and 81,687, respectively. As of January 31, 2007, the shares available for future grant are under the director stock option plan totaled 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2007, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During, fiscal 2007, 2006, and 2005 no options were granted under the subsidiary option plan. During fiscal 2007 and 2006 no options were exercised and, accordingly, no minority interest in earnings was recorded in those years. During fiscal 2005, the Company issued 30,000 shares of CWT stock from the exercise of CWT stock options and acquired 66,000 minority shares of CWT through the issuance of 92,668 shares of Company common stock. Under the purchase method of accounting, the excess price of $456,000 during fiscal 2005 of the minority interest in CWT over the fair value of the proportionate share of the identifiable net assets of CWT has been recognized as definite-lived intangible assets attributable to intellectual property rights. There are 3,000 options outstanding under the subsidiary option plan as of January 31, 2007.

Stock options exercisable under the CWT option plan at January 31, 2007, 2006, and 2005 were 3,000, 4,000, and 49,000, respectively, at weighted-average exercise prices of $17.62, $16.52, and $12.34, respectively. Shares available under the plan for future grants at January 31, 2007 were 198,000. The 3,000 stock options outstanding at January 31, 2007 have a remaining contractual life of one month.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for fiscal 2005, basic and diluted net loss per share were the same because the inclusion of 11,678 potentially dilutive securities would have been anti-dilutive. The reconciliation of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2007	2006	2005
Basic:
Income (loss) from continuing operations	$1,777	$6,376	$(10,381)
Weighted average shares outstanding	7,394	7,422	7,327

Basic earnings (loss) per share from continuing operations	$0.24	$0.86	$(1.41)

Income (loss) from discontinued operations	$—	$(45)	$325
Weighted average shares outstanding	7,394	7,422	7,327

Basic earnings (loss) per share from discontinued operations	$0.00	$(0.01)	$0.04

Net income (loss)	$1,777	$6,331	$(10,056)
Weighted average shares outstanding	7,394	7,422	7,327

Basic earnings (loss) per share	$0.24	$0.85	$(1.37)

Diluted:
Income (loss) from continuing operations	$1,777	$6,376	$(10,381)
Effect of subsidiary options	—	—	—

Income (loss) used in calculation of diluted earnings per share from continuing operations	$1,777	$6,376	$(10,381)

Weighted average shares outstanding	7,394	7,422	7,327
Effect of dilutive securities—stock options	29	15	—

Weighted average shares used in calculation of diluted earnings per share from continuing operations	7,423	7,437	7,327

Diluted earnings (loss) per share from continuing operations	$0.24	$0.86	$(1.41)

Income (loss) from discontinued operations	$—	$(45)	$325
Effect of subsidiary options	—	—	—

Income (loss) used in calculation of diluted loss per share from discontinued operations	$—	$(45)	$325

Weighted average shares outstanding	7,394	7,422	7,327
Effect of dilutive securities—stock options	—	—	11

Weighted average shares used in calculation of diluted loss per share from discontinued operations	7,394	7,442	7,338

Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)	$0.04

Net income (loss)	$1,777	$6,331	$(10,056)
Effect of subsidiary options	—	—	—

Net income (loss) used in calculation of diluted earnings per share	$1,777	$6,331	$(10,056)

Weighted average shares outstanding	7,394	7,422	7,327
Effect of dilutive securities—stock options	29	15	—

Weighted average shares used in calculation of diluted earnings (loss) per share	7,423	7,437	7,327

Diluted earnings (loss) per share	$0.24	$0.85	$(1.37)

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Related Party Transactions

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

Revenue recorded related to SwissQual for the years ended January 31, 2007, 2006, and 2005 totaled $2.5 million, $8.8 million, and $6.6 million, respectively. Accounts receivable balances due from SwissQual at January 31, 2007 and 2006 were $1.2 million and $2.3 million, respectively. Additionally, revenue attributable to shipments to SwissQual was deferred until receipt of payment through January 31, 2005.

During the second quarter of fiscal 2004, the Company entered into a revenue sharing agreement with SwissQual whereby SwissQual receives 10% of the revenue on all Seven.Five product sales, less associated hardware costs. At January 31, 2007 and 2006, the Company had accrued $93,000 and $450,000, respectively, relating to amounts payable to SwissQual under the revenue sharing agreement. During fiscal 2007 and 2006, the Company paid $1.8 million and $960,000, respectively, to SwissQual under the revenue sharing agreement.

18.	Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2007, 2006, and 2005 were approximately $438,000, $412,000, and $389,000, respectively. During fiscal 2005, the Company made matching contributions of $78,000 through forfeited matching funds previously contributed to the plan.

The Company also maintains a non-qualified deferred compensation plan funded by Company executives and directors. See Note 2 for further discussion.

19.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2007	2006	2005
	(In thousands)
Cash paid during the year for:
Interest	$2	$—	$2
Income taxes	215	3	110

In the first quarter of fiscal 2007, 45,000 stock options were exercised as net exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 7,525.

The fiscal 2007 purchases of property and equipment includes approximately $852,000 of expenditures related to leasehold improvements at the Company’s new corporate offices, which were reimbursed by the landlord.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. As of January 31, 2007, the Company services and maintains approximately 10,800 call boxes under long-term agreements.

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2007
	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$16,745	$15,307	$15,724	$—	$47,776
Cost of revenue	11,901	6,486	11,227	—	29,614

Gross profit	$4,844	$8,821	$4,497	$—	$18,162

Gross margin	28.9%	57.6%	28.6%	—	38.0%

Income (loss) from continuing operations before income taxes	$(396)	$(227)	$1,987	$763	$2,127

Total assets	$4,615	$10,861	$8,181	$27,756	$51,413

	Year Ended January 31, 2006
	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$12,303	$24,534	$10,041	$—	$46,878
Cost of revenue	10,548	12,895	6,469	—	29,912

Gross profit	$1,755	$11,639	$3,572	$—	$16,966

Gross margin	14.3%	47.4%	35.6%	—	36.2%

Income (loss) from continuing operations before income taxes	$(3,469)	$8,198	$1,681	$167	$6,577

Total assets	$5,013	$13,775	$6,834	$27,183	$52,805

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended January 31, 2005
	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$5,788	$16,840	$6,595	$—	$29,223
Cost of revenue	6,163	10,283	4,462	—	20,908

Gross profit (loss)	$(375)	$6,557	$2,133	$—	$8,315

Gross margin	(6.5)%	38.9%	32.3%	—	28.5%

Income (loss) from continuing operations before income taxes	$(4,339)	$(4,339)	$606	$117	$(7,955)

Total assets	$5,458	$16,813	$3,720	$14,235	$40,226

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2007	2006	2005
North America	$38,570	$31,718	$15,415
Europe	6,311	12,022	7,168
Asia—Pacific	724	283	350
Latin America	2,171	2,855	6,290

	$47,776	$46,878	$29,223

Long-lived assets outside of North America were not significant at January 31, 2007, 2006, and 2005.

The Company sells its products to wireless carriers, equipment vendors, and other customers located throughout the world. In fiscal 2007, 2006, and 2005, the Company derived 81 percent, 68 percent, and 53 percent of its revenue, respectively, from customers in the United States and 19 percent, 32 percent, and 47 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The sharp increase in the percentage of sales to foreign countries during fiscal 2005 is due to the increase in sales of the WTS business, which is mostly to foreign countries, coupled with the decline in sales of the mobile power products business, which historically has been predominately sold in the United States. In fiscal 2005, sales to Brazil accounted for $5.6 million, or 19.3 percent of total revenue.

21.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $1.8 million at January 31, 2007, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2008	466
2009	401
2010	398
2011	379
2012	221

Total minimum lease payments	$1,865

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2007, 2006, and 2005 was $1.0 million, $0.8 million, and $0.9 million, respectively.

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. The Company’s fixed purchase commitments at January 31, 2007 totaled $0.5 million.

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

Executive Severance Commitments

The Company has entered into severance compensation agreements with three key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately 12 months of their then current base salary and up to twice the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the financial statements.

Letter of Credit

In May 2006, the Company obtained a $500,000 letter of credit from US Bank pursuant to a lease provision for its new corporate offices to which the Company relocated on August 28, 2006. The letter of credit is secured by a certificate of deposit with a 6-month maturity, which is reflected as restricted cash on the consolidated balance sheet.

Legal Contingencies

The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22.	Subsequent Events

On March 13, 2007, the Company declared a special dividend of $1.00 per share on its common stock. The special dividend was paid on April 23, 2007 to shareholders of record on April 5, 2007. The amount paid was approximately $7.4 million.

23.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2007 and 2006 are as follows (in thousands, except per share data):

	Year ended January 31, 2007 Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$10,555	$12,972	$11,403	$12,846
Gross profit	3,531	4,726	3,906	5,999
Operating income (loss)	(865)	21	(903)	1,246
Income (loss) from continuing operations	(575)	242	(650)	2,760
Discontinued operations	—	—	—	—
Net income (loss)	(575)	242	(650)	2,760

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.03	$(0.09)	$0.38
Discontinued operations	—	—	—	—

Net income (loss)	$(0.08)	$0.03	$(0.09)	$0.38

	Year ended January 31, 2006 Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$7,962	$11,134	$13,574	$14,208
Gross profit	2,437	4,065	5,212	5,252
Operating income (loss)	(1,575)	303	568	498
Income (loss) from continuing operations	(1,518)	366	613	6,915
Discontinued operations	(3)	(39)	(3)	—
Net income (loss)	(1,521)	327	610	6,915

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.20)	$0.04	$0.08	$0.93
Discontinued operations	—	—	—	—

Net income (loss)	$(0.20)	$0.04	$0.08	$0.93

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in the Company’s definitive proxy statement for its fiscal 2007 annual meeting of shareholders to be held on June 12, 2007 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the Company’s definitive proxy statement for its fiscal 2007 annual meeting of shareholders to be held on June 12, 2007 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included in the Company’s definitive proxy statement for its fiscal 2007 annual meeting of shareholders to be held on June 12, 2007 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the Company’s definitive proxy statement for its fiscal 2007 annual meeting of shareholders to be held on June 12, 2007 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the Company’s definitive proxy statement for its fiscal 2007 annual meeting of shareholders to be held on June 12, 2007 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2007, 2006, and 2005 is submitted herewith:

II Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

	3.	Exhibits

		3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

		3.2	By-Laws. The Restated By-Laws are incorporated herewith. On April 10, 2007, changes were made to the By-Laws in Article IV, Section 3 and Section 4.

		3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

	4.	Instruments defining the rights of security holders

		4.1	Rights Agreement, dated February 5, 2003, between Comarco, Inc. and U.S. Stock Transfer Corporation, as rights agent. The Rights Agreement is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

		4.2	Amendment to the Rights Agreement, dated February 28, 2006. The Amendment is incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006.

	10.	Material Contracts

		10.1	1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986.*

		10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988.*

		10.3	Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994.*

		10.4	1995 Employee Stock Option Plan is incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995.*

10.5	Severance Compensation Agreement dated September 9, 2003 between the Company and Daniel R. Lutz, Vice President and Chief Financial Officer, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.6	Severance Compensation Agreement dated September 9, 2003 between the Company and Thomas A. Franza, President and Chief Executive Officer, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.7	Severance Compensation Agreement dated September 9, 2003 between the Company and Peggy Vessell, Vice President and Secretary, regarding severance compensation in the event of a change in control of the Company incorporated herein by reference from the Company’s report on Form 10-K for the year ended January 31, 2004.*

10.8	Stock Purchase Agreement dated January 22, 2006 regarding SwissQual Holding AG (“SwissQual) between the Company, Spirent Holding Limited, Spirent plc, and the remaining shareholders of SwissQual. The Stock Purchase Agreement is incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

COMARCO, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.

COMARCO, INC.

/s/ THOMAS A. FRANZA
Thomas A. Franza
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS A. FRANZA Thomas A. Franza	President and Chief Executive Officer (Principal Executive Officer), Director	April 30, 2007

/s/ DANIEL R. LUTZ Daniel R. Lutz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

/s/ DON M. BAILEY Don M. Bailey	Chairman of the Board, Director	April 30, 2007

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	April 30, 2007

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	April 30, 2007

/s/ ERIK VAN DER KAAY Erik van der Kaay	Director	April 30, 2007

COMARCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended January 31, 2007

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions		Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):
Year ended January 31, 2007	$558	$90	$(537	)(1)	$—	$111
Year ended January 31, 2006	$831	$(273)	$—		$—	$558
Year ended January 31, 2005	$594	$267	$(30	)(1)	$—	$831

Allowance for deferred tax assets:
Year ended January 31, 2007	$3,514	$59	$—		$757	$4,330
Year ended January 31, 2006	$6,256	$—	$—		$(2,742)	$3,514
Year ended January 31, 2005	$—	$2,876	$—		$3,380	$6,256

(1)	Write-off of uncollectible receivables.