Form 10-Q
period 2007-04-30
COMARCO INC
filed 2007-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 30, 2007

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

The registrant had 7,326,671 shares of common stock outstanding as of June 12, 2007.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	April 30, 2007	January 31, 2007 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$21,998	$26,360
Short-term investments	700	897
Accounts receivable, net of reserves of $143 and $111	4,002	10,942
Inventory, net of reserves of $668 and $600	5,109	5,452
Other current assets	364	427

Total current assets	32,173	44,078
Property and equipment, net	2,915	3,331
Software development costs, net	104	243
Acquired intangible assets, net	731	820
Goodwill	2,394	2,394
Restricted cash	500	500
Other assets	47	47

Total assets	$38,864	$51,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$518	$718
Deferred revenue	2,165	2,586
Deferred compensation	700	897
Accrued liabilities	3,424	6,259

Total current liabilities	6,807	10,460
Deferred income taxes	59	59
Tax liability: FIN 48	86	—
Deferred rent	720	767
Deferred revenue	2,169	2,138

Total liabilities	9,841	13,424

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2007 and January 31, 2007, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,371,338 and 7,371,637 shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively	737	737
Additional paid-in capital	6,898	14,163
Retained earnings	21,388	23,089

Total stockholders’ equity	29,023	37,989

Total liabilities and stockholders’ equity	$38,864	$51,413

(A)	Derived from the audited consolidated financial statements as of January 31, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2007	2006
Revenue	$5,415	$10,555
Cost of revenue	3,236	7,024

Gross profit	2,179	3,531

Selling, general, and administrative expenses	2,406	2,517
Engineering and support expenses	1,951	1,879

Operating loss	(2,178)	(865)
Other income, net	274	229
Gain on sale of equipment, net	321	—
Gain on sale of investment in SwissQual, net	—	61

Loss from continuing operations before income taxes	(1,583)	(575)
Income tax expense	32	—

Net loss	$(1,615)	$(575)

Basic and diluted loss per share:
Net loss	$(0.22)	$(0.08)

Weighted average common shares outstanding:
Basic	7,366	7,429

Diluted	7,366	7,429

Common shares outstanding	7,371	7,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,615)	$(575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	652	751
Gain on sale/retirement of property and equipment	(310)	(9)
Gain on sale of investment in SwissQual	—	(82)
Stock based compensation expense	121	84
Provision for doubtful accounts receivable	32	—
Provision for obsolete inventory	58	282
Changes in operating assets and liabilities:
Accounts receivable	6,908	53
Inventory	285	(138)
Other assets	63	34
Accounts payable	(200)	684
Deferred revenue	(390)	225
Deferred rent	(47)	—
Accrued liabilities	(2,835)	(3,885)

Net cash provided by (used in) operating activities	2,722	(2,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58)	(357)
Proceeds from sale of equipment	361	11
Proceeds from sale of investment in SwissQual	—	82

Net cash provided by (used in) investing activities	303	(264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	84	—
Dividends paid	(7,371)	—
Purchase and retirement of common stock	(100)	—

Net cash used in financing activities	(7,387)	—

Net decrease in cash and cash equivalents	(4,362)	(2,840)
Cash and cash equivalents, beginning of period	26,360	26,017

Cash and cash equivalents, end of period	$21,998	$23,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$—

Cash paid for income taxes	$562	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or “the Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call box systems and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2007. The unaudited, interim condensed financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.

Principles of Consolidation:

The unaudited condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.

Use of Estimates:

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, warranties, valuation allowances for deferred tax assets, and determination of stock based compensation.

3.	Adoption of New Accounting Pronouncement

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. As of February 1, 2007, the total amount of unrecognized tax benefit is $592,000. If reversed, $86,000 of the decrease in the unrecognized benefit amount would result in a reduction in income tax expense.

The Company recognizes interest and penalties associated with unrecognized tax benefits in the Income tax expense line item of the Consolidated Statements of Operations. As of April 30, 2007, the Company had accrued approximately $14,000 in interest and penalties, which has been recorded directly to retained earnings in accordance with the adoption of FIN 48.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2002 in those jurisdictions where returns have been filed. Due to normal closures of the statute of limitations, the Company anticipates that there is a reasonable possibility that the amount of unrecognized federal tax benefits will decrease by $31,000 within the next twelve months.

4.	Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.

As of February 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

The compensation expense recognized in connection with the adoption of SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended April 30,
	2007	2006
Compensation expense relating to SFAS 123R	$121	$84
Impact on diluted earnings per share	0.02	0.01

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $917,000, which will be expensed over a weighted average remaining life of 20.6 months.

For the first quarter of fiscal 2008 and 2007, no stock options were granted. There were 207,000 shares granted during fiscal 2007 with a per share weighted-average value of $5.36 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

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

Transactions and other information related to these plans for the three months ended April 30, 2007 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2007	985,770	$12.18
Options granted	—	—
Options canceled or expired	(65,645)	10.72
Options exercised	(26,125)	7.74

Balance, April 30, 2007	894,000

No options were granted during the three months ended April 30, 2007. As of April 30, 2007, the stock options outstanding have no intrinsic value. The following table summarizes information about the Company’s stock options outstanding at April 30, 2007:

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 7.00 to 9.89	315,375	5.95	$ 7.94	197,844	$7.91
10.43 to 12.41	214,500	7.88	10.75	79,500	11.29
13.21 to 17.50	221,625	2.06	14.49	221,625	14.49
19.33 to 23.67	142,500	3.08	21.63	142,500	21.63

	894,000	4.99 years		641,469	13.65

Stock options exercisable at April 30, 2007 were 641,469 at a weighted-average exercise price of $13.65. At April 30, 2007, shares available for future grants under the 2005 Plan were 267,000 and under the director stock option plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of April 30, 2007, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the three months ended April 30, 2007, no options were granted or exercised under the CWT option plan. There were no options exercisable at April 30, 2007. Shares available under the plan for future grants at April 30, 2007 were 198,000.

5.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for Comarco is fiscal 2009. The Company does not expect SFAS 159 to have a material impact on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

6.	Gain on Sale of Investment in SwissQual

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

Revenue recorded related to SwissQual for the quarters ended April 30, 2007 and 2006 totaled $26,000 and $659,000, respectively. Accounts receivable balances due from SwissQual at April 30, 2007 and January 31, 2007 were $26,000 and $1.2 million, respectively.

On December 15, 2005, the Company entered into a Distribution and Sales Agreement (“DASA”) with SwissQual whereby SwissQual receives 10 percent of the revenue on all Seven.Five product sales, less associated hardware costs, through December 31, 2006. Effective January 1, 2007 the revenue sharing applicable to both parties increases to 35 percent on hardware upgrades and 50 percent on software upgrades. At April 30, 2007 and January 31, 2007 the Company had accrued $610,000 and $93,000, respectively, relating to amounts payable to SwissQual under the DASA. During the first quarter of fiscal 2008 and 2007, the Company paid $52,000 and $606,000, respectively, to SwissQual for revenue sharing amounts accrued under the DASA.

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During the year ended January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. During the first quarter of fiscal 2007, the Company recorded a net gain on sale of investment in the amount of $61,000, which represents $82,000 in proceeds received from the escrowed consideration, less $21,000 in foreign jurisdiction withholding taxes, which are non-refundable. During the fourth quarter of fiscal 2007, the Company received an additional $1.6 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, the Company expects to record an additional gain as the contingency lapses and the funds are probable of receipt.

7.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2007, the Company repurchased approximately 2.6 million shares for an average price of $8.23 per share. During the quarter ended April 30, 2007, the Company repurchased 12,970 shares of common stock, at an average price of $7.68 per share.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

A roll-forward of the Company’s stockholders equity for the quarter ended April 30, 2007 is presented below (in thousands, except share data):

	Three Months Ended April 30, 2007
	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 31, 2007, 7,371,637 shares	$737	$14,163	$23,089	$37,989
Net loss	—	—	(1,615)	(1,615)
Exercise of stock options, 12,671 shares (2,671 represent net exercises)	1	83	—	84
Special cash dividend, $1 per share of common stock outstanding	—	(7,371)	—	(7,371)
Purchase and retirement of common stock, 12,970 shares	(1)	(98)	—	(99)
Stock based compensation expense	—	121	—	121
Cumulative effect of accounting change: adoption of FIN 48	—	—	(86)	(86)

Balance at April 30, 2007, 7,371,338 shares	$737	$6,898	$21,388	$29,023

During the first quarter of fiscal 2008, the Company declared and paid a special dividend of $1 per share of its outstanding common stock for a total payment of $7.4 million.

8.	Earnings (Loss) Per Share

The Company calculates basic net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the quarters ended April 30, 2007 and 2006, basic and diluted net loss per share were the same because the inclusion of 6,952 and 73,229 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.

9.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2007 or 2006 are listed below (in thousands).

	Three Months Ended April 30,
	2007	2006
Customer concentration:
Kensington Technology Group	$252	$4,105
Verizon Wireless	2,400	2,517

	$2,652	$6,622

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Verizon Wireless revenue amounts reported above are gross amounts, exclusive of revenue sharing amounts we accrue payable to SwissQual (see Note 2).

The Company derived 48 percent and 24 percent of its revenue from governmental agencies in the quarters ended April 30, 2007, and 2006, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable at either April 30, 2007 or January 31, 2007 are listed below (in thousands).

	April 30, 2007	January 31, 2007
Total gross accounts receivable	$4,145	$11,053

Customer concentration:
Kensington Technology Group	150	2,975
Global Wireless Solutions, Inc.	407	—
MTC SAFE	490	1,531
SwissQual	260	1,185

	$1,307	$5,691

10.	Inventory

Inventory consists of the following (in thousands):

	April 30, 2007	January 31, 2007
Raw materials	$1,972	$1,912
Work in process	73	195
Finished goods	3,064	3,345

	$5,109	$5,452

11.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2007	January 31, 2007
Capitalized software development costs	$8,444	$8,444
Less: accumulated amortization	(8,340)	(8,201)

	$104	$243

There were no capitalized software development costs in the first quarter of the current and prior years. Amortization of software development costs for the quarters ended April 30, 2007 and 2006 totaled $139,000 and $326,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. The remaining net book value of $104,000 is expected to be fully amortized in fiscal 2008.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

12.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2007	January 31, 2007
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
License rights	1,440	1,440
Intellectual property rights	1,244	1,244

	2,684	2,684
Less: accumulated amortization	(1,953)	(1,864)

Total acquired intangible assets, net	$731	$820

The following table presents goodwill by reportable segment (in thousands):

	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Balance as of April 30, 2007	$—	$1,898	$496	$2,394

Balance as of January 31, 2007	$—	$1,898	$496	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2008	206
2009	178
2010	178
2011	126
2012	43
Thereafter	—

Total estimated amortization expense	$731

Amortization of definite-lived acquired intangible assets for the quarters ended April 30, 2007 and 2006 totaled $89,000 and $132,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	April 30,
	2007	2006
Beginning balance	$344	$172
Accruals for warranties issued during the period	40	155
Utilization	(235)	(104)

	$149	$223

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	April 30,
	2007	2006
Beginning balance	$551	$1,476
Deferral of revenue	198	288
Amortization of deferral	(243)	(569)

	$506	$1,195

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	April 30,
	2007	2006
Beginning balance	$2,952	$2,239
Recognition of revenue	(231)	(205)
Deferral of revenue for new contracts	270	460

	$2,991	$2,494

14.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

In the first quarter of fiscal 2008, 16,125 stock options were exercised as net exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued as a result of these net exercises totaled 2,671.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

15.	Business Segment Information

The Company has three reportable operating segments: mobile power products, wireless test solutions, and call box.

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

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 10,400 call boxes under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2007
	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$321	$2,616	$2,478	$—	$5,415
Cost of revenue	735	1,245	1,256	—	3,236

Gross profit (loss)	$(414)	$1,371	$1,222	$—	$2,179

Gross margin	(129)%	52.4%	49.3%	—	40.2%

Income (loss) from continuing operations before income taxes	$(1,489)	$(1,085)	$761	$230	$(1,583)

	Three Months Ended April 30, 2006
	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$4,149	$3,572	$2,834	$—	$10,555
Cost of revenue	2,969	1,925	2,130	—	7,024

Gross profit	$1,180	$1,647	$704	$—	$3,531

Gross margin	28.4%	46.1%	24.8%	—	33.5%

Income (loss) from continuing operations before income taxes	$(128)	$(827)	$151	$229	$(575)

	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Assets at April 30, 2007	$1,197	$9,051	$5,418	$23,198	$38,864

Assets at January 31, 2007	$4,615	$10,861	$8,181	$27,756	$51,413

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Revenue by geographic area consisted of the following (in thousands):

	Three Months Ended April 30,
	2007	2006
North America	$4,814	$8,939
Europe	204	1,388
Asia	142	5
Latin America	255	223

	$5,415	$10,555

16.	Commitments and Contingencies

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

Letter of Credit

In May 2006, the Company obtained a $500,000 letter of credit from US Bank pursuant to a lease provision for the Company’s corporate office, which was relocated in August 2006. The letter of credit is secured by a certificate of deposit with a 6-month maturity.

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

These forward-looking statements reflect current views about our plans, strategies, and prospects, but can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Among the important factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specially addressed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended January 31, 2007.

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

Our revenue and related cash flows are primarily derived from sales of our ChargeSource mobile power products, wireless test solutions (“WTS”) products, and emergency call box systems and related maintenance services. We have three reportable segments: ChargeSource, WTS, and Call Box. See “Segment Reporting” in Note 15 of notes to our condensed consolidated financial statements included in Part I, Item 1 of this report.

The following table sets forth our revenue for the business segments for the three months ended April 30, 2007 and 2006:

	Three Months Ended April 30,
	2007	2006	% Change
	(in thousands)
Revenue:
WTS	$2,616	$3,572	(27)%
Call Box	2,478	2,834	(13)%
ChargeSource	321	4,149	(92)%

	$5,415	$10,555	(49)%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the first quarter of fiscal 2008.

Mobile Power Products (ChargeSource)

•

During the first quarter of fiscal 2008, we entered into a non-exclusive distribution arrangement with Kensington, thereby terminating our exclusive distribution agreement. Under the non-exclusive agreement, we have the right to penetrate all channels with multiple partners and Kensington has the right to purchase our products without volume minimums. Kensington is also able to purchase mobile power products from our competitors.

•

Due to the transition to a non-exclusive distribution model, we have experienced and expect to continue to experience disruption in the sale of our ChargeSource products over the next several quarters.

•

Prior to entering into the non-exclusive distribution arrangement referenced above, Kensington was the exclusive retail channel distributor of our ChargeSource products and was the source of the majority of our ChargeSource revenue.

•

ChargeSource revenue for the first quarter of fiscal 2008 decreased significantly to $0.3 million compared to $4.1 million for the first quarter of fiscal 2007 and $3.8 million for the prior fiscal quarter. Additionally, we entered the second quarter of fiscal 2008 with a backlog of purchase orders from Kensington that was significantly less than the prior fiscal quarters. We believe Kensington is continuing to sell through accumulated inventory of our ChargeSource products.

•

Initial product orders from Kensington under the non-exclusive distribution agreement are significantly less than the number of units ordered on a monthly basis during fiscal 2007. Additionally, certain products ordered by Kensington are still under development and are expected to be available during the second half of fiscal 2008.

•

In response to increased competition, as well as our transition to a non-exclusive distribution model, we expect to achieve lower average selling prices per unit and related gross margins on our ChargeSource products in fiscal 2008.

•

The current level of ChargeSource sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. Our ability to drive increased sales is dependent upon, among others, the following factors:

•	Successful development and release for manufacture of certain AC and AC/DC power adapter products designed to address the requirements of our retail, OEM accessories, and OEM “in-the-box” channels;

•	Securing additional retail distribution partners under non-exclusive arrangements, and

•	Market and customer acceptance of our new products expected to be available during the second half of fiscal 2008.

Wireless Test Solutions

•

Sales in North America were down for the first quarter of fiscal 2008 compared to first quarter of fiscal 2007. This decrease is primarily due to decreased demand in the wireless test equipment market in which our WTS products are sold.

•

Sales in our European region were down for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, also reflecting decreased demand from customers of our WTS business. SwissQual, which was acquired by Spirent during January 2006, served as the exclusive reseller of our WTS products in our European region through December 31, 2006. SwissQual is now a direct competitor and is actively marketing competing QoS products globally.

•

As previously announced, we have entered into a cooperative alliance with Ascom, a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards. These harmonized products and solutions are expected to be available during the second half of fiscal 2008.

•

We believe our Ascom alliance will enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect this alliance will have on future sales of our products. Our success will depend in part upon our ability to co-develop harmonized products and solutions under the Ascom alliance.

•

Current demand for our next-generation mobile test equipment continues to be soft across all our regions as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for first quarter of fiscal 2008 decreased compared to first quarter of fiscal 2007, underscoring the challenges of our WTS business, which include a consolidating customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base. Additionally, we have experienced increased competition in our European region from SwissQual and others. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

Emergency Call Box Systems

•

During the first quarter of fiscal 2008, we upgraded 497 call boxes with digital and/or text-telephony technologies and recorded revenue totaling approximately $1.0 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box systems. During the first quarter of fiscal 2007, we upgraded 528 call boxes and recorded revenue totaling approximately $1.4 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities.

•

During fiscal 2007, the contract to upgrade approximately 1,400 call boxes owned by Capital Valley Regional SAFE (“CVRS”) with digital and TTY technologies was awarded to a competitor. We currently expect to discontinue maintenance services in support of the CVRS call box system during the fourth quarter of fiscal 2008. Service revenue attributable to the CVRS maintenance contracted totaled $0.5 million for fiscal 2007.

•	We currently expect service revenue attributable to maintenance of existing call box systems to total approximately $3.8 million in fiscal 2008.

•	We anticipate a decline in call box product revenue during fiscal 2008 as we expect to substantially complete the previously awarded digital and TTY upgrade contracts.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended April 30, 2007 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three months ended April 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2007.

Results of Operations – Continuing Operations

Consolidated

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$4,281	79%	$9,387	89%	(54)%
Services	1,134	21%	1,168	11%	(3)%

	$5,415	100%	$10,555	100%	(49)%

Operating loss	$(2,178)		$(865)

Net loss	$(1,615)		$(575)

	Three Months Ended April 30,		2007 over 2006 % Change
	2007	2006
	(in thousands)
Revenue:
Americas:
North America	$4,814	$8,939	(46)%
Others	255	223	14%
Europe	204	1,388	(85)%
Asia – Pacific	142	5	2,740%

	$5,415	$10,555	(49)%

Revenue

The first quarter of fiscal 2008 decrease in revenue of $5.1 million compared to the first quarter of fiscal 2007, is attributable to decreased revenue from all three of our businesses, with ChargeSource and WTS decreasing approximately $3.8 million and $1.0 million, respectively, reflecting the transition of our ChargeSource distribution to a non-exclusive model and general weakness in the wireless test equipment market in which WTS operates.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,338	55%	$5,877	63%	(60)%
Amortization – software development products	134	3%	321	3%	(58)%

	2,472	58%	6,198	66%	(60)%

Services	759	67%	821	70%	(8)%
Amortization – software development services	5	—	5	1%	—

	764	67%	826	71%	(8)%

	$3,236	60%	$7,024	67%	(54)%

	Three Months Ended April 30,		2007 over 2006 ppt Change
	2007	2006
Gross margin:
Products	42%	34%	8
Services	33%	29%	4
Combined gross margin	40%	33%	7

The first quarter of fiscal 2008 decrease in cost of revenue of $3.8 million compared to first quarter of fiscal 2007, was primarily attributable to a 49 percent volume decrease in revenue compared to the first quarter of fiscal 2007.

Operating Costs and Expenses

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$1,206	22%	$1,270	12%	(5)%
Allocated corporate overhead	1,200	22%	1,247	12%	(4)%
Gross engineering and support expenses	1,951	36%	1,879	18%	4%

	$4,357	80%	$4,396	42%	(1)%

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

Operating expenses remained relatively stable in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 because our fixed overhead is generally unchanged. As revenues decline, however, these expenses represent a larger percentage of revenue in the current year than the prior year. The fixed cost structure of our various businesses has been maintained to support current and expected future business, even though for ChargeSource and WTS these costs exceeded revenue in the first quarter of fiscal 2008.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, for the first quarter of fiscal 2008 increased approximately $45,000 compared to the first quarter of fiscal 2007. The increase in other income is due to increased interest rates earned on higher invested cash balances.

Gain on Sale of Equipment, net

The gain on sale of equipment recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first quarter, the adjusted net deferred tax assets remain fully reserved as of April 30, 2007.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000.

Mobile Power Products (“ChargeSource”)

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$321	100%	$4,149	100%	(92)%
Services	—	—	—	—	—

	$321	100%	$4,149	100%	(92)%

Operating loss	$(1,499)		$(128)

	Three Months Ended April 30,		2007 over 2006 % Change
	2007	2006
	(in thousands)
Revenue:
Americas:
North America	$182	$3,542	(95)%
Others	—	—	—
Europe	139	607	(77)%
Asia – Pacific	—	—	—

	$321	$4,149	(92)%

	Three Months Ended April 30,		2007 over 2006 % Change
	2007	2006
	(in thousands)
Revenue:
Kensington	$252	$4,015	(94)%
Other	69	134	(49)%

	$321	$4,149	(92)%

The first quarter of fiscal 2008 decrease in ChargeSource revenue of $3.8 million compared to the first quarter of fiscal 2007 was primarily due to the decrease in sales to Kensington. During the fourth quarter of fiscal 2007, we commenced negotiations to amend our exclusive retail distribution agreement with Kensington to allow us to partner with multiple retail distributors on a non-exclusive basis and address certain underserved geographic regions, as well as additional domestic national retailers. In April 2007, we accomplished this objective and entered into a non-exclusive retail distribution agreement with Kensington. During the fourth quarter of fiscal 2007 and the first quarter of fiscal 2008, we did not receive significant new orders from Kensington for products scheduled to be delivered in the first and second quarters of fiscal 2008. We believe Kensington reduced their product orders in an effort to reduce their inventory of previously purchased ChargeSource products.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$735	229%	$2,969	72%	(75)%
Amortization – software development products	—	—	—	—	—

	735	229%	2,969	72%	(75)%

Services	—	—	—	—	—

	$735	229%	$2,969	72%	(75)%

	Three Months Ended April 30,		2007 over 2006 ppt Change
	2007	2006
Gross margin:
Products	(129)%	28%	(157)
Services	—	—	—
Combined gross margin	(129)%	28%	(157)

The first quarter of fiscal 2008 decrease in cost of revenue of $2.2 million was attributable to a 92 percent volume decrease in revenue compared to the first quarter of fiscal 2007, as discussed above. The current level of ChargeSource revenue is insufficient to fully absorb our fixed manufacturing overhead. Cost of revenue for the first quarter of fiscal 2008 included approximately $0.5 million of allocated under-absorbed fixed manufacturing overhead.

Operating Costs and Expenses

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$386	120%	$424	10%	(9)%
Allocated corporate overhead	276	86%	470	11%	(41)%
Gross engineering and support expenses	423	132%	414	10%	2%

	$1,085	338%	$1,308	31%	(17)%

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

Wireless Test Solutions (“WTS”)

Revenue

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$2,492	95%	$3,536	99%	(30)%
Services	124	5%	36	1%	244%

	$2,616	100%	$3,572	100%	(27)%

Operating loss	$(1,430)		$(888)

	Three Months Ended April 30,		2007 over 2006 % Change
	2007	2006
	(in thousands)
Revenue:
Americas:
North America	$2,154	$2,563	(16)%
Others	255	223	14%
Europe	65	781	(92)%
Asia – Pacific	142	5	2,740%

	$2,616	$3,572	(27)%

The first quarter of fiscal 2008 decrease of product revenue of $1.0 million compared to the first quarter of fiscal 2007 was attributable to decreased demand for our WTS products in both North America and Europe. During the first quarter of fiscal 2008, sales to SwissQual, the former exclusive reseller of our WTS products in our European region, decreased approximately $0.7 million compared to the first quarter of fiscal 2007. Due to the sale of SwissQual to Spirent in January 2006, SwissQual ceased to be our reseller in Europe effective December 31, 2006.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,019	41%	$1,587	45%	(36)%
Amortization – software development products	134	5%	321	9%	(58)%

	1,153	46%	1,908	54%	(40)%

Services	92	74%	17	47%	441%

	$1,245	48%	$1,925	54%	(35)%

	Three Months Ended April 30,		2007 over 2006 ppt Change
	2007	2006
Gross margin:
Products	54%	46%	8
Services	26%	53%	(27)
Combined gross margin	52%	46%	6

The first quarter of fiscal 2008 decrease in cost of revenue of $0.7 million was attributable to a 27 percent volume decrease in revenue and decreased amortization of capitalized software development costs compared to the first quarter of fiscal 2007. Currently, we expect to fully amortize previously capitalized software development by the end of fiscal 2008.

Operating Costs and Expenses

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$737	28%	$737	21%	—
Allocated corporate overhead	662	25%	483	13%	37%
Gross engineering and support expenses	1,402	54%	1,315	37%	7%

	$2,801	107%	$2,535	71%	11%

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

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the first quarter of fiscal 2008 or 2007.

Emergency Call Box Systems

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$1,468	59%	$1,702	60%	(14)%
Services	1,010	41%	1,132	40%	(11)%

	$2,478	100%	$2,834	100%	(13)%

Operating income	$751		$151

	Three Months Ended April 30,		2007 over 2006 % Change
	2007	2006
	(in thousands)
Revenue:
Americas:
North America	$2,478	$2,834	(13)%
Others	—	—	—
Europe	—	—	—
Asia – Pacific	—	—	—

	$2,478	$2,834	(13)%

Revenue

The first quarter of fiscal 2008 decrease in call box revenue of $0.4 million compared to the first quarter of fiscal 2007, was primarily attributable to a decrease in sales of digital and TTY upgrades to our installed base of call box systems under maintenance contracts. During the first quarter of fiscal 2008, we upgraded 497 call boxes with digital and/or TTY technologies and recorded revenue totaling approximately $1.0 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box systems, which totaled approximately $0.1 million. For the first quarter of fiscal 2007 we upgraded 528 call boxes and recorded revenue totaling approximately $1.4 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities, which totaled approximately $0.3 million. Non-upgrade revenue for first quarter of fiscal 2008 and 2007 totaled approximately $0.5 million and $0.3 million, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$584	40%	$1,321	78%	(56)%

Services	667	66%	804	71%	(17)%
Amortization – software development products	5	1%	5	1%	—

	672	67%	809	72%	(17)%

	$1,256	51%	$2,130	75%	(41)%

	Three Months Ended April 30,		2007 over 2006 ppt Change
	2007	2006
Gross margin:
Products	60%	22%	38
Services	33%	28%	5
Combined gross margin	49%	25%	24

The first quarter of fiscal 2008 decrease in cost of product revenue of approximately $0.7 million compared to the first quarter of fiscal 2007 was partially attributable to a 14 percent volume decrease in product revenue. Additionally, cost of product revenue for the first quarter of fiscal 2008 includes credits totaling approximately $0.3 million for an expired and unused settlement obligation to a former call box customer and previously accrued warranty obligations related to recently installed call box upgrades. No such credits were recorded during the first quarter of the prior fiscal year. Excluding these credits, cost of product revenue for the first quarter of fiscal 2008 as a percentage of product revenue was 59 percent. Finally, cost of revenue for the first quarter of fiscal 2007 includes approximately $0.2 million in incremental costs paid to subcontractors and allocated under-absorbed fixed manufacturing overhead compared to the first quarter of fiscal 2008. Excluding these incremental costs, cost of revenue for the first quarter of fiscal 2007 as a percentage of revenue was approximately 67 percent.

Operating Costs and Expenses

	Three Months Ended April 30,				2007 over 2006 % Change
	2007		2006
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$83	3%	$109	4%	(24)%
Allocated corporate overhead	262	11%	294	10%	(11)%
Gross engineering and support expenses	126	5%	150	5%	(16)%

	$471	19%	$553	19%	(15)%

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

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2007 decreased $4.4 million to $22.0 million as compared to $26.4 million at January 31, 2007. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$2,722	$(2,576)
Investing activities	303	(264)
Financing activities	(7,387)	—

Operating Activities

Cash generated by operating activities of $2.7 million for the first quarter of fiscal 2008 was driven by collections of accounts receivable of $6.9 million offset by our net loss of $1.6 million and a reduction in accrued liabilities of $2.8 million, primarily due to vendor payments for inventory as well as income tax payments.

As of April 30, 2007 we have accrued $610,000 payable to SwissQual for revenue sharing related to our Wireless Test Solutions sales for calendar year 2007. We expect to pay this liability in full during the current fiscal year.

Cash used in operating activities of $2.6 million for the first quarter of fiscal 2007 was driven by net loss of $0.6 million and a reduction in accrued liabilities of approximately $3.9 million, primarily due to vendor payments for inventory as well as the distribution of incentive compensation, partially offset by non-cash charges totaling $0.8 million and $0.3 million for depreciation and amortization and provisions for obsolete inventory, respectively. Also, a net change in other operating assets and liabilities resulted in a $0.9 million increase in cash flow. Within the net change in other operating assets and liabilities, increased sales resulted in an increase in inventory, decreasing cash flow by $0.1 million, which was offset by a $0.2 million increase in deferred revenue and a $0.7 million increase in accounts payable.

Investing Activities

During the first quarter of fiscal 2008 we accrued $361,000 relating primarily to the sale of wireless test solutions equipment that had been previously leased. We also purchased $58,000 of property and equipment.

Net cash used in investing activities was $0.3 million in the first quarter of fiscal 2007. We purchased approximately $0.4 million of property and equipment in the first quarter of fiscal 2007 and received payments from SwissQual of $82,000 relating to escrowed consideration.

Financing Activities

During the first quarter of fiscal 2008 we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of April 30, 2007, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

On June 4, 2007 the Company’s Board of Directors formed an Executive Committee to augment the resources devoted to evaluating the Company’s strategic business and operational focus, improve its financial performance and lead the search for two additional independent directors. The Executive Committee will be chaired by independent director Erik H. van der Kaay and includes independent director Jeffrey R. Hultman and Thomas A. Franza, director and Chief Executive Officer of Comarco.

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

COMARCO, INC.

Date: June 14, 2007	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: June 14, 2007	/s/ Daniel R. Lutz
Daniel R. Lutz
Vice President and Chief Financial Officer