Form 10-Q
period 2007-07-31
COMARCO INC
filed 2007-09-13
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JULY 31, 2007

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

The registrant had 7,326,671 shares of common stock outstanding as of September 7, 2007.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 31, 2007	January 31, 2007 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$21,002	$26,360
Short-term investments	686	897
Accounts receivable, net of reserves of $54 and $111	3,129	10,942
Inventory, net of reserves of $720 and $600	4,079	5,452
Other current assets	495	427

Total current assets	29,391	44,078
Property and equipment, net	2,683	3,331
Software development costs, net	39	243
Acquired intangible assets, net	642	820
Goodwill	2,394	2,394
Restricted cash	500	500
Other assets	47	47

Total assets	$35,696	$51,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$297	$718
Deferred revenue	2,227	2,586
Deferred compensation	686	897
Accrued liabilities	3,032	6,259

Total current liabilities	6,242	10,460
Deferred income taxes	59	59
Tax liability: FIN 48	86	—
Deferred rent	673	767
Deferred revenue	1,976	2,138

Total liabilities	9,036	13,424

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2007 and January 31, 2007, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 and 7,371,637 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	733	737
Additional paid-in capital	6,759	14,163
Retained earnings	19,168	23,089

Total stockholders’ equity	26,660	37,989

Total liabilities and stockholders’ equity	$35,696	$51,413

(A)	Derived from the audited consolidated financial statements as of January 31, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Revenue	$5,919	$12,972	$11,334	$23,528
Cost of revenue	4,111	8,246	7,347	15,271

Gross profit	1,808	4,726	3,987	8,257

Selling, general, and administrative expenses	2,356	2,606	4,762	5,124
Engineering and support expenses	2,159	2,099	4,109	3,977

Operating income (loss)	(2,707)	21	(4,884)	(844)
Other income, net	218	221	491	450
Gain on sale of equipment, net	—	—	321	—
Gain on sale of investment in SwissQual, net	269	—	269	61

Income (loss) before income taxes	(2,220)	242	(3,803)	(333)
Income tax expense	—	—	32	—

Net income (loss)	$(2,220)	$242	$(3,835)	$(333)

Basic and diluted income (loss) per share:
Net income (loss)	$(0.30)	$0.03	$(0.52)	$(0.05)

Weighted average common shares outstanding:
Basic	7,333	7,391	7,349	7,410

Diluted	7,333	7,436	7,349	7,410

Common shares outstanding	7,327	7,379	7,327	7,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,835)	$(333)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,193	1,533
Gain on sale/retirement of property and equipment	(300)	(21)
Gain on sale of investment in SwissQual	(269)	(82)
Stock based compensation expense	265	230
Provision for doubtful accounts receivable	4	6
Provision for obsolete inventory	69	473
Changes in operating assets and liabilities:
Accounts receivable	7,809	(938)
Inventory	1,304	1,041
Other assets	(68)	(922)
Accounts payable	(421)	94
Deferred revenue	(521)	462
Deferred rent	(94)	657
Accrued liabilities	(3,227)	(2,556)

Net cash provided by (used) in operating activities	1,909	(356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(224)	(1,796)
Proceeds from sale of equipment	361	22
Increase in restricted cash	—	(500)
Proceeds from sale of investment in SwissQual	269	82

Net cash provided by (used) in investing activities	406	(2,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	84	—
Dividends paid	(7,371)	—
Purchase and retirement of common stock	(386)	(480)

Net cash used in financing activities	(7,673)	(480)

Net decrease in cash and cash equivalents	(5,358)	(3,028)
Cash and cash equivalents, beginning of period	26,360	26,017

Cash and cash equivalents, end of period	$21,002	$22,989

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$—

Cash paid for income taxes	$714	$173

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2007. The unaudited, interim condensed financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.

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

The Company recognizes interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the Consolidated Statements of Operations. As of July 31, 2007, the Company had accrued approximately $14,000 in interest and penalties, which has been recorded directly to retained earnings in accordance with the adoption of FIN 48.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized in connection with the adoption of SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Compensation expense relating to SFAS 123R	$144	$146	$265	$229
Impact on diluted earnings per share	$0.02	$0.02	$0.04	$0.03

There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $945,000, which will be expensed over a weighted average remaining life of 21.8 months.

The fair value of options granted under the Company’s stock option plans during the three and six months ended July 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended July 31,
	2007	2006
Weighted average risk-free interest rate	4.8%	4.8%
Expected life (in years)	5.8	6.1
Expected stock volatility	40.1%	44.2%
Dividend yield	None	None
Expected forfeitures	10.6%	10.6%

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to these plans for the six months ended July 31, 2007 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2007	985,770	$12.18
Options granted	92,500	6.27
Options canceled or expired	(154,645)	12.35
Options exercised	(26,125)	7.74

Balance, July 31, 2007	897,500	11.67

The average fair value of each of the options granted during the six months ended July 31, 2007 was $2.87. As of July 31, 2007 the stock options outstanding have no intrinsic value. The following table summarizes information about the Company’s stock options outstanding at July 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.19 to 9.89	402,500	6.68	$7.57	240,250	$7.82
10.43 to 12.41	197,000	7.58	10.76	107,000	11.04
13.21 to 17.50	163,000	1.92	14.59	163,000	14.59
19.33 to 23.67	135,000	2.82	21.72	135,000	21.72

6.19 to 23.67	897,500	5.43 years	11.67	645,250	12.97

Stock options exercisable at July 31, 2007 were 645,250 at a weighted-average exercise price of $12.97. At July 31, 2007, shares available for future grants under the 2005 Plan were 174,500 and under the director stock option plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of July 31, 2007 the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During the three and six months ended July 31, 2007, no options were granted or exercised under the CWT option plan. There were no options outstanding at July 31, 2007. Shares available under the plan for future grants at July 31, 2007 were 198,000.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for Comarco is fiscal 2009. The Company does not expect SFAS 159 to have a material impact on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007, which for Comarco is fiscal 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

Revenue recorded related to SwissQual for the three and six months ended July 31, 2007 was de minimus. Revenue recorded related to SwissQual for the three and six months ended July 31, 2006 totaled $506,000 and $1.2 million, respectively. Accounts receivable balances due from SwissQual at July 31, 2007 and January 31, 2007 were $7,000 and $1.2 million, respectively.

On December 15, 2005, the Company entered into a Distribution and Sales Agreement (“DASA”) with SwissQual whereby SwissQual receives 10 percent of the revenue on all Seven.Five product sales, less associated hardware costs, through December 31, 2006. Effective January 1, 2007 the revenue sharing applicable to both parties increased to 35 percent on hardware upgrades and 50 percent on software upgrades. At July 31, 2007 and January 31, 2007 the Company had accrued $42,000 and $93,000, respectively, relating to amounts payable to SwissQual under the DASA. During the second quarter of fiscal 2008 and 2007, the Company paid $632,000 and $527,000, respectively, to SwissQual for revenue sharing amounts accrued under the DASA. For the six months ended July 31, 2007 and 2006, the Company paid $684,000 and $1.1 million, respectively, to SwissQual for revenue sharing amounts.

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During the year ended January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. During the first quarter of fiscal 2007, the Company recorded a net gain on sale of investment in the amount of $61,000, which represents $82,000 in proceeds received from the escrowed consideration, less $21,000 in foreign jurisdiction withholding taxes, which are non-refundable. During the fourth quarter of fiscal 2007, the Company received an additional $1.6 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. Finally, during the second quarter of fiscal 2008, the Company received an additional

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$269,000 of contingent consideration, net of $21,000 of transaction costs. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, the Company expects to record an additional gain as the contingency lapses and the funds are probable of receipt.

7.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2007, the Company repurchased approximately 2.7 million shares for an average price of $8.20 per share. During the three and six months ended July 31, 2007, the Company repurchased 44,667 and 57,637 shares of common stock at an average price of $6.41 and $6.70 per share, respectively.

A roll-forward of the Company’s stockholders equity for the six months ended July 31, 2007 is presented below (in thousands, except share data):

	Six Months Ended July 31, 2007
	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 31, 2007, 7,371,637 shares	$737	$14,163	$23,089	$37,989
Net loss	—	—	(3,835)	(3,835)
Exercise of stock options, 12,671 shares (2,671 represent net exercises)	1	83	—	84
Special cash dividend, $1 per share of common stock outstanding	—	(7,371)	—	(7,371)
Purchase and retirement of common stock, 57,637 shares	(5)	(381)	—	(386)
Stock based compensation expense	—	265	—	265
Cumulative effect of accounting change: adoption of FIN 48	—	—	(86)	(86)

Balance at July 31, 2007, 7,326,671 shares	$733	$6,759	$19,168	$26,660

During the first quarter of fiscal 2008, the Company declared and paid a special cash dividend of $1 per share of its outstanding common stock for a total payment of $7.4 million.

8.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2007 and the six months ended July 31, 2006, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 13 and 1,585 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2007, as the effect would have been antidilutive. Similarly, potential common shares of 64,005 have been excluded from diluted weighted average common shares for the six months ended July 31, 2006, as the effect would have been antidilutive.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Basic:
Net income (loss)	$(2,220)	$242	$(3,835)	$(333)
Weighted average shares outstanding	7,333	7,391	7,349	7,410

Basic and diluted earnings (loss) per share	$(0.30)	$0.03	$(0.52)	$(0.05)

Diluted:
Net income (loss)	$(2,220)	$242	$(3,835)	$(333)
Weighted average shares outstanding	7,333	7,436	7,349	7,410

Basic and diluted earnings (loss) per share	$(0.30)	$0.03	$(0.52)	$(0.05)

9.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	Three Months Ended July 31,
	2007		2006
	(In thousands)
Total revenue	$5,919	100%	$12,972	100%

Customer concentration:
Ventura County SAFE	796	13%	—	—
San Bernardino County SAFE	667	11%	—	—
Kensington Technology Group	400	7%	4,243	33%
Verizon Wireless	418	7%	1,584	12%

	$2,281	38%	$5,827	45%

	Six Months Ended July 31,
	2007		2006
	(In thousands)
Total revenue	$11,334	100%	$23,528	100%

Customer concentration:
Verizon Wireless	2,938	26%	3,780	16%
MTC SAFE	1,094	10%	—	—
Kensington Technology Group	652	6%	8,373	36%

	$4,684	42%	$12,153	52%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Verizon Wireless revenue amounts reported above are gross amounts, without reducing the revenue for revenue sharing amounts we accrue payable to SwissQual (see Note 2).

In addition, the Company derived 61 percent and 30 percent of its revenue from governmental agencies in the three months ended July 31, 2007, and 2006, respectively. The Company derived 56 percent and 32 percent of its revenue from governmental agencies in the six months ended July 31, 2007, and 2006, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable at either July 31, 2007 or January 31, 2007 are listed below (in thousands):

	July 31, 2007		January 31, 2007
Total gross accounts receivable	$3,183	100%	$11,053	100%

Customer concentration:
PCCW Limited	490	15%	—	—
Kensington Technology Group	402	13%	2,975	27%
MTC SAFE	156	5%	1,531	14%
SwissQual	—	—	1,185	11%

	$1,048	33%	$5,691	52%

10.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	July 31, 2007	January 31, 2007
Raw materials	$2,565	$1,912
Work in process	29	195
Finished goods	1,485	3,345

	$4,079	$5,452

11.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	July 31, 2007	January 31, 2007
Capitalized software development costs	$8,444	$8,444
Less: accumulated amortization	(8,405)	(8,201)

	$39	$243

There were no capitalized software development costs in the first and second quarters of the current and prior years. Amortization of software development costs for the six months ended July 31, 2007 and 2006 totaled $204,000 and $653,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. Amortization of software development costs for the three months ended July 31, 2007 and 2006 totaled $65,000 and $326,000, respectively. The remaining net book value of $39,000 is expected to be fully amortized in fiscal 2008.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	July 31, 2007	January 31, 2007
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
License rights	$1,440	$1,440
Intellectual property rights	1,244	1,244

	2,684	2,684
Less: accumulated amortization	(2,042)	(1,864)

	$642	$820

The following table presents goodwill by reportable segment (in thousands):

	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Balance as of July 31, 2007	$—	$1,898	$496	$2,394

Balance as of January 31, 2007	$—	$1,898	$496	$2,394

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2008	$117
2009	178
2010	178
2011	126
2012	43
Thereafter	—

Total estimated amortization expense	$642

Amortization of definite-lived acquired intangible assets for the quarters ended July 31, 2007 and 2006 totaled $89,000 and $130,000, respectively. For the six months ended July 31, 2007 and 2006, amortization of definite-lived acquired intangible assets totaled $178,000 and $262,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2007	2006
Beginning balance	$344	$172
Utilization	(305)	(311)
Accruals for warranties issued during the period	65	430

	$104	$291

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2007	2006
Beginning balance	$551	$1,476
Amortization of deferral	(469)	(1,149)
Deferral of revenue	276	614

	$358	$941

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2007	2006
Beginning balance	$2,952	$2,239
Recognition of revenue	(540)	(392)
Deferral of revenue for new contracts	443	1,194

	$2,855	$3,041

14.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

In the first quarter of fiscal 2008, 16,125 stock options were exercised as net exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 2,671.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 10,200 call boxes under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended July 31, 2007
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$766	$1,382	$3,771	$5,919
Cost of revenue	1,055	923	2,133	4,111

Gross profit (loss)	$(289)	$459	$1,638	$1,808

Gross margin	(37.7)%	33.2%	43.4%	30.5%

	Six Months Ended July 31, 2007
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$1,087	$3,998	$6,249	$11,334
Cost of revenue	1,790	2,169	3,388	7,347

Gross profit (loss)	$(703)	$1,829	$2,861	$3,987

Gross margin	(64.7)%	45.7%	45.8%	35.2%

	Three Months Ended July 31, 2006
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$4,517	$3,710	$4,745	$12,972
Cost of revenue	3,393	1,576	3,277	8,246

Gross profit	$1,124	$2,134	$1,468	$4,726

Gross margin	24.9%	57.5%	30.9%	36.4%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended July 31, 2006
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$8,666	$7,283	$7,579	$23,528
Cost of revenue	6,363	3,501	5,407	15,271

Gross profit	$2,303	$3,782	$2,172	$8,257

Gross margin	26.6%	51.9%	28.7%	35.1%

	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Assets at July 31, 2007	$1,809	$7,358	$4,341	$22,188	$35,696

Assets at January 31, 2007	$4,615	$10,861	$8,181	$27,756	$51,413

The following table presents revenue by geographic region for the three and six months ended July 31, 2007 and 2006 (in thousands):

Revenue by Region: (in thousands)	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
North America	$4,957	$11,109	$9,771	$20,049
Europe	410	759	614	2,147
Asia	200	235	342	240
Latin America	352	869	607	1,092

	$5,919	$12,972	$11,334	$23,528

16.	Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. Currently the Company has open purchase orders with a contract manufacturer in China in the amount of approximately $0.8 million relating to components for ChargeSource products currently in development. If some of these components are no longer needed due to design changes, we may not be able to cancel the orders in time to avoid incurring cancellation charges or taking delivery.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Executive Severance Commitments

The Company has entered into severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately up to twice the amount of their then current annual base salary and up to twice the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the condensed consolidated financial statements.

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

The following table sets forth our revenue for the business segments for the three and six months ended July 31, 2007 and 2006:

	Three Months Ended July 31,			Six Months Ended July 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Revenue:
ChargeSource	$766	$4,517	(83.0)%	$1,087	$8,666	(87.5)%
WTS	1,382	3,710	(62.7)%	3,998	7,283	(45.1)%
Call Box	3,771	4,745	(20.5)%	6,249	7,579	(17.5)%

	$5,919	$12,972	(54.4)%	$11,334	$23,528	(51.8)%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the three and six months ended July 31, 2007.

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

•

ChargeSource revenue for the second quarter of fiscal 2008 decreased significantly to $0.8 million compared to $4.5 million for the second quarter of fiscal 2007. Additionally, we entered the third quarter of fiscal 2008 with a backlog of purchase orders from Kensington that was significantly less than quarterly backlog levels of the prior fiscal year. We currently believe Kensington is sourcing certain external power adapters, which are not slim and light, from other Asian suppliers.

•

Initial product orders for generally available ChargeSource products from Kensington under the non-exclusive distribution agreement were significantly less than the number of units ordered on a monthly basis during fiscal 2007. Additionally, certain products ordered by Kensington are still under development and are expected to be available during the fourth quarter of fiscal 2008.

•

The current level of ChargeSource sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. Our ability to drive increased sales is dependent upon, among others, the following factors:

-	Successful development and release for manufacture of certain AC and AC/DC power adapter products designed to address the requirements of our retail and OEM accessories channels;

-	Securing additional retail distribution partners under non-exclusive arrangements, and

-	Market and customer acceptance of our new products expected to be available during the fourth quarter of fiscal 2008.

•

Our ChargeSource products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets as well as power outlets in airplanes, cars and other modes of transportation. We currently expect to expand our product portfolio to include a product created for retail distribution that can provide up to 90 Watts of continuous power and 100 Watts peak. This product, which is expected to be generally available during the fourth quarter of fiscal 2008, has an input of 90 to 264 volts of alternating current and 10.5 to 18 volts of direct current auto/air operation and will be compliant with both the Restriction of Hazardous Substances (RoHS) directive and the U.S. ENERGY STAR program, and will meet all other standards for sale worldwide.

Wireless Test Solutions

•

Current demand for our next-generation mobile test equipment continues to be soft across all our regions as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for the three and six months ended July 31, 2007 decreased compared to the corresponding periods of the prior fiscal year, underscoring the challenges of our WTS business, which include a consolidating customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base. Additionally, we have experienced increased competition in our European region from SwissQual and others. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

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

Emergency Call Box Systems

•

During the second quarter of fiscal 2008, we upgraded 1,287 call boxes with digital and/or text-telephony technologies and recorded revenue totaling approximately $2.2 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box systems. During second quarter of fiscal 2007, we upgraded 1,422 call boxes and recorded revenue totaling approximately $3.2 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities.

•

Subsequent to the second quarter of fiscal 2008, a previously awarded contract to upgrade the call boxes owned by the Riverside County SAFE to digital technology was amended to also include the TTY technology upgrade. This project is valued at approximately $1.6 million and is expected to commence and substantially complete during the second half of fiscal 2008. The term of the corresponding maintenance agreement was also extended through June 2008.

•

The 1,400 call box system owned by Capital Valley Regional SAFE (“CVRS”) is currently being upgraded with digital and TTY technologies by a competitor. We currently expect to discontinue maintenance services in support of the CVRS call box system during the fourth quarter of fiscal 2008. Service revenue attributable to the CVRS maintenance contract totaled $0.5 million for fiscal 2007.

•	We currently expect service revenue attributable to maintenance of existing call box systems to total approximately $3.8 million in fiscal 2008.

•

We anticipate a decline in call box product revenue during fiscal 2008 compared to the prior fiscal year as we expect to substantially complete the previously awarded digital and TTY upgrade contracts.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the three and six months ended July 31, 2007 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three and six months ended July 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2007.

Results of Operations – Continuing Operations

Consolidated

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Products	$4,746	$11,773	$9,027	$21,161	(60)%	(57)%
Services	1,173	1,199	2,307	2,367	(2)%	(3)%

	$5,919	$12,972	$11,334	$23,528	(54)%	(52)%

Operating income (loss)	$(2,707)	$21	$(4,884)	$(844)

Revenue by Region

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Americas:
North America	$4,957	$11,109	$9,771	$20,049	(55)%	(51)%
Others	352	869	607	1,092	(60)%	(44)%
Europe	410	759	614	2,147	(46)%	(71)%
Asia – Pacific	200	235	342	240	(15)%	43%

	$5,919	$12,972	$11,334	$23,528	(54)%	(52)%

Revenue for the three and six months ended July 31, 2007 decreased by $7.1 million, or 54 percent, and $12.2 million, or 52 percent, respectively, compared to the corresponding period of fiscal 2007. The decrease is attributable to declines in revenue in all three of our businesses, with ChargeSource and WTS decreasing $3.8 million and $2.3 million, respectively, in the second quarter of fiscal 2008 and $7.6 million and $3.3 million, respectively, for the six months ended July 31, 2007 compared to the same periods of the prior fiscal year. These decreases continue to reflect the transition of our ChargeSource distribution to a non-exclusive model and general weakness in the wireless test equipment market in which WTS operates.

Cost of Revenue and Gross Margin

(in thousands except margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$3,237	68%	$7,160	61%	$5,575	62%	$13,037	62%	(55)%	(57)%
Amortization – software development	59	1%	321	3%	193	2%	642	3%	(82)%	(70)%

	3,296	69%	7,481	64%	5,768	64%	13,679	65%	(56)%	(58)%

Services	810	69%	760	63%	1,568	68%	1,581	67%	7%	(1)%
Amortization – software development	5	1%	5	1%	11	—	11	—	—	—

	815	70%	765	64%	1,579	68%	1,592	67%	7%	(1)%

	$4,111	70%	$8,246	64%	$7,347	65%	$15,271	65%	(50)%	(52)%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2007	2006	2007	2006	Three Months	Six Months
Gross margin:
Products	31%	36%	36%	35%	(5)	1
Services	30%	36%	32%	33%	(6)	(1)
Combined gross margin	30%	36%	35%	35%	(6)	—

Cost of revenue for the three and six months ended July 31, 2007 decreased by $4.1 million, or 50 percent, and $7.9 million, or 52 percent, respectively, compared to the corresponding periods of fiscal 2007. These decreases are consistent with revenue declines of 54 percent and 52 percent for the same periods.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$1,071	18%	$1,366	10%	$2,277	20%	$2,637	11%	(22)%	(14)%
Allocated corporate overhead	1,285	22%	1,240	10%	2,485	22%	2,487	11%	4%	—
Gross engineering and support expenses	2,159	36%	2,099	16%	4,109	36%	3,977	17%	3%	3%

	$4,515	76%	$4,705	36%	$8,871	78%	$9,101	39%	(4)%	(3)%

Selling, general, and administrative expenses for the three and six months ended July 31, 2007 decreased $0.3 million, or 22 percent, and $0.4 million, or 14 percent, respectively, compared to the corresponding periods of fiscal 2007. The decreases are caused by reduced personnel and related costs of the sales and administrative staff for the ChargeSource and WTS businesses.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three segments based on each business’s percentage share of total Company costs and expenses. Allocated corporate overhead remained consistent for the three and six months ended July 31, 2007 compared to the comparable periods of fiscal 2007. As revenue has declined in both the three and six month periods ending July 31, 2007 compared to the corresponding periods of the prior year, allocated corporate overhead expenses represent a larger percentage of revenue than in the prior year. The fixed cost structure of our business has been maintained to support current and expected future business.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2007 increased $0.1 million, or 3 percent. This increase is primarily due to increased ChargeSource engineering expenses, consisting of material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Interest income earned on invested cash balances for the three and six months ended July 31, 2007 totaled $218,000 and $499,000, respectively. For the three and six months ended July 31, 2006, interest income totaled $221,000 and $450,000, respectively. The current year increase in interest income is due to increased invested cash balances and increased interest rates earned on invested cash balances.

Gain on Sale of Equipment, net

The gain on sale of equipment recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers.

Gain on Sale of Investment in SwissQual, net

During the second quarter of fiscal 2008, we received additional sale consideration based on earn-out provisions totaling approximately $0.3 million, net of $21,000 of transaction costs, from Spirent, the acquirer of our 18 percent interest in SwissQual (see Note 6).

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first and second quarters, the adjusted net deferred tax assets remain fully reserved as of July 31, 2007.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000.

Mobile Power Products (“ChargeSource”)

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Products	$766	$4,517	$1,087	$8,666	(83)%	(88)%
Services	—	—	—	—	—	—

	$766	$4,517	$1,087	$8,666	(83)%	(88)%

Operating loss	$(1,602)	$(200)	$(3,101)	$(328)

Revenue by Region

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Americas:
North America	$369	$4,360	$551	$7,902	(92)%	(93)%
Others	—	—	—	—	—	—
Europe	397	117	536	724	239%	(26)%
Asia – Pacific	—	40	—	40	(100)%	(100)%

	$766	$4,517	$1,087	$8,666	(83)%	(88)%

Revenue by Customer

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Kensington	$400	52%	$4,243	94%	$652	60%	$8,373	97%	(91)%	(92)%
Other	366	48%	274	6%	435	40%	293	3%	34%	48%

	$766	100%	$4,517	100%	$1,087	100%	$8,666	100%	(83)%	(88)%

Revenue for the three and six months ended July 31, 2007 decreased by $3.8 million, or 83 percent, and $7.6 million, or 88 percent, respectively, compared to corresponding periods of fiscal 2007. The decrease in revenue is primarily due to the decrease in sales to Kensington. As previously discussed, in April 2007 we entered into a non-exclusive retail distribution agreement with Kensington to allow us to partner with multiple retail distributors. Since the fourth quarter of fiscal 2007, we have not received significant new orders from Kensington for products scheduled to be delivered in the current fiscal year. We currently believe Kensington is sourcing certain external power adapters, which are not slim and light, from other Asian suppliers resulting in decreased orders for our slim and light ChargeSource products. Additionally, certain products ordered by Kensington are still under development and are expected to be available during the fourth quarter of fiscal 2008. On a sequential basis, revenue in the second quarter of fiscal 2008 increased by $0.4 million, or 139 percent, compared to the first quarter of fiscal 2008.

Cost of Revenue and Gross Margin

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$1,055	138%	$3,393	75%	$1,790	165%	$6,363	73%	(69)%	(72)%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	1,055	138%	3,393	75%	1,790	165%	6,363	73%	(69)%	(72)%
Services	—	—	—	—	—	—	—	—	—	—

	$1,055	138%	$3,393	75%	$1,790	165%	$6,363	73%	(69)%	(72)%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2007	2006	2007	2006	Three Months	Six Months
Gross margin:
Products	(38)%	25%	(65)%	27%	(63)	(92)
Services	—	—	—	—	—	—
Combined gross margin	(38)%	25%	(65)%	27%	(63)	(92)

Cost of revenue for the three and six months ended July 31, 2007 decreased by $2.3 million, or 69 percent, and $4.6 million, or 72 percent, respectively, compared to the corresponding periods of fiscal 2007. The decrease in cost of revenue is primarily due to the decrease in revenue for the three and six months ended July 31, 2007 compared to the corresponding periods of the prior fiscal year. The current level of ChargeSource revenue is insufficient to fully absorb our fixed manufacturing overhead. Cost of revenue for the three and six months ended July 31, 2007 included approximately $0.5 million and $1.1 million of under-absorbed fixed manufacturing overhead.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$401	52%	$445	10%	$787	72%	$869	10%	(10)%	(9)%
Allocated corporate overhead	366	48%	453	10%	642	59%	922	10%	(19)%	(30)%
Gross engineering and support expenses	546	71%	426	9%	969	89%	840	10%	28%	15%

	$1,313	171%	$1,324	29%	$2,398	220%	$2,631	30%	(1)%	(9)%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general, and administrative expenses in the three and six months ended July 31, 2007 decreased by approximately $44,000, or 10 percent, and approximately $0.1 million, or 9 percent, compared to the corresponding periods of fiscal 2007. The decrease is primarily due to reduced personnel costs in both the three and six month periods.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses for the three and six months ended July 31, 2007 increased $0.1 million, or 28 percent, and $0.1 million, or 15 percent. The increase in gross engineering and support expenses is due to increased material usages and lab costs as new products are currently in development.

Wireless Test Solutions (“WTS”)

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Products	$1,339	$3,631	$3,831	$7,168	(63)%	(47)%
Services	43	79	167	115	(46)%	(45)%

	$1,382	$3,710	$3,998	$7,283	(63)%	(45)%

Operating loss	$(2,039)	$(605)	$(3,469)	$(1,492)

Revenue by Region (in thousands except change)
	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Americas:
North America	$817	$2,004	$2,971	$4,568	(59)%	(35)%
Others	352	869	607	1,092	(59)%	(44)%
Europe	13	642	78	1,423	(98)%	(95)%
Asia – Pacific	200	195	342	200	3%	71%

	$1,382	$3,710	$3,998	$7,283	(63)%	(45)%

Revenue for the three months ended July 31, 2007 decreased by $2.3 million, or 63 percent, compared to the corresponding period of fiscal 2007. The second quarter decrease is attributable to decreased demand for our WTS products in the Americas and Europe. For the second quarter of fiscal 2008, sales to Verizon Wireless decreased $1.2 million as our largest customer in North America substantially completed a roll-out of the Seven.Five systems in their regions. Additionally, sales to SwissQual, the former exclusive reseller of our WTS products in our European region, decreased approximately $0.5 million compared to the second quarter of fiscal 2007. Due to the sale of SwissQual to Spirent in January 2006, SwissQual ceased to be our reseller in Europe effective December 31, 2006.

Revenue for the six months ended July 31, 2007 decreased by $3.3 million, or 45 percent, compared to the corresponding period of fiscal 2007. This decrease is primarily attributable to decreased sales from our regions in the Americas and Europe. For the six months ended July 31, 2007, revenue derived from our North American and European regions decreased by $1.6 million and $1.3 million, or 35 percent and 95 percent, respectively, compared to the six months ended July 31, 2006. These period comparisons highlight that the wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results.

Cost of Revenue and Gross Margin

(in thousands except margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$783	58%	$1,206	33%	$1,803	47%	$2,793	39%	(35)%	(35)%
Amortization – software development	59	4%	321	9%	193	5%	642	9%	(82)%	(70)%

	842	63%	1,527	42%	1,996	52%	3,435	48%	(45)%	(42)%

Services	81	188%	49	62%	173	104%	66	57%	65%	162%

	$923	67%	$1,576	42%	$2,169	54%	$3,501	48%	(41)%	(38)%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2007	2006	2007	2006	Three Months	Six Months
Gross margin:
Products	37%	58%	48%	52%	(21)	(4)
Services	(88)%	38%	(4)%	43%	(126)	(47)
Combined gross margin	33%	58%	46%	52%	(25)	(6)

Cost of revenue for the three and six months ended July 31, 2007 decreased by $0.7 million, or 41 percent, and $1.3 million, or 38 percent, respectively, compared to the corresponding periods of fiscal 2007. The decrease in cost of revenue for the three and six months ended July 31, 2007 is driven by decreased sales volume of 63 percent and 45 percent, respectively.

Amortization of previously capitalized software development costs for the three and six months ended July 31, 2007 totaled $0.1 million and $0.2 million, respectively. Currently, we do not expect to capitalize any additional software development costs through the end of fiscal 2008.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$538	39%	$803	22%	$1,275	32%	$1,541	21%	(33)%	(17)%
Allocated corporate overhead	482	35%	407	11%	1,144	29%	890	12%	18%	29%
Gross engineering and support expenses	1,478	107%	1,529	41%	2,879	72%	2,843	39%	(3)%	1%

	$2,498	181%	$2,739	74%	$5,298	133%	$5,274	72%	(9)%	1%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing, and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three and six months ended July 31, 2007 decreased $0.3 million compared to the corresponding periods of fiscal 2007, primarily due to reduced sales and marketing personnel and related costs, offset by increased legal fees in administering our post-sale relationship with SwissQual.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three and six months ended July 31, 2007 remained stable as our costs in support of our on-going efforts to replace Seven.Five software content previously provided by SwissQual remain consistent.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the three and six months ending July 31, 2007 and 2006 as we completed the development of the software embedded in our Seven.Five product platform prior to such periods.

Emergency Call Box Systems

Revenue

(in thousands except change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Products	$2,641	$3,625	$4,109	$5,327	(27)%	(23)%
Services	1,130	1,120	2,140	2,252	1%	(5)%

	$3,771	$4,745	$6,249	$7,579	(21)%	(18)%

Operating income	$934	$826	$1,686	$976

Revenue by Region (in thousands except change)
	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Revenue:
Americas:
North America	$3,771	$4,745	$6,249	$7,579	(21)%	(18)%
Others	—	—	—	—	—	—
Europe	—	—	—	—	—	—
Asia – Pacific	—	—	—	—	—	—

	$3,771	$4,745	$6,249	$7,579	(21)%	(18)%

Revenue for the three and six months ended July 31, 2007 decreased by $1.0 million, or 21 percent, and $1.3 million, or 18 percent, respectively, compared to corresponding periods of fiscal 2007. The decrease in revenue was primarily attributable to decreased sales of digital and TTY upgrades to our installed base of call box systems under maintenance contracts. During the three and six months ended July 31, 2007, we upgraded 1,287 and 1,784 call boxes with digital and/or TTY technologies, respectively, and recorded revenue totaling approximately $2.2 million and $3.2 million, respectively. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box system. During the three and six months ended July 31, 2006, we upgraded 1,422 and 1,710 call boxes, respectively, and recorded revenue totaling approximately $3.2 million and $4.6 million, respectively. Non-upgrade revenue attributable to sales of new call boxes for the three and six months ended July 31, 2007 totaled approximately $0.4 million and $0.9 million, respectively, compared to $0.3 million and $0.6 million for the corresponding periods of the prior fiscal year.

Cost of Revenue and Gross Margin

(in thousands except margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$1,399	53%	$2,561	71%	$1,982	48%	$3,881	73%	(45)%	(49)%

Amortization – software development	—	—	—	—	—	—	—	—	—	—

	1,399	53%	2,561	71%	1,982	48%	3,881	73%	(45)%	(49)%

Services	729	65%	711	63%	1,395	65%	1,515	67%	3%	(8)%
Amortization – software development	5	—	5	1%	11	1%	11	1%	—	—

	734	65%	716	64%	1,406	66%	1,526	68%	3%	(8)%

	$2,133	57%	$3,277	69%	$3,388	54%	$5,407	71%	(35)%	(37)%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Six Months
Gross margin:
Products	47%	29%	52%	27%	18	25
Services	35%	36%	34%	32%	(1)	2
Combined gross margin	43%	31%	46%	29%	12	17

Cost of product revenue for the three and six months ended July 31, 2007 decreased by $1.2 million, or 45 percent, and $1.9 million, or 49 percent, respectively, compared to the corresponding period of the prior fiscal year. For the three and six months ended July 31, 2007, cost of product revenue as a percentage of product revenue decreased 18 percentage points and 25 percentage points, respectively, compared to the corresponding period of the prior fiscal year. The decrease in cost of product revenue as a percentage of product revenue for the three and six months ended July 31, 2007 is attributable to decreased use of third parties to perform certain upgrade installation, site mitigation, and retrofit work.

We had fewer active upgrade projects during the three and six months ended July 31, 2007 and therefore third party subcontractor costs decreased. Third party contractor costs decreased by $0.3 million and $0.5 million for the three and six months ended July 31, 2007, respectively, compared to the corresponding periods of fiscal 2007. Additionally, allocated under-absorbed fixed manufacturing overhead decreased by $0.2 million and $0.3 million for the three and six months ended July 31, 2007, respectively, compared to the corresponding periods of fiscal 2007. Finally, cost of product revenue for the three months ended April 30, 2007 includes credits totaling approximately $0.3 million for an expired and unused settlement obligation to a former call box customer and previously accrued warranty obligations related to recently installed call box upgrades. No such credits were recorded during the three and six months of the prior fiscal year. Excluding these credits and the decrease in incremental subcontractor and manufacturing overhead costs, cost of product revenue for the three and six months ended July 31, 2007, as a percentage of product revenue were 72 percent and 75 percent, respectively, compared to 71 percent and 73 percent for the three and six months ended July 31, 2006, respectively.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$132	3%	$118	3%	$215	4%	$227	3%	12%	(5)%
Allocated corporate overhead	437	12%	380	8%	699	11%	675	9%	15%	4%
Gross engineering and support expenses	135	4%	144	3%	261	4%	294	4%	(6)%	(11)%

	$704	19%	$642	14%	$1,175	19%	$1,196	16%	10%	(2)%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Selling, general, and administrative expenses for the three and six months ended July 31, 2007 remained fairly comparable both as a percentage of revenue and in real dollar amounts, to the corresponding periods of the prior fiscal year.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2007 decreased $5.4 million to $21.0 million as compared to $26.4 million at January 31, 2007. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2007	2006
	(in thousands)
Cash used in:
Operating activities	$1,909	$(356)
Investing activities	406	(2,192)
Financing activities	(7,673)	(480)

Operating Activities

Cash generated by operating activities of $1.9 million for the six months ended July 31, 2007 was driven by collection of accounts receivable of $7.8 million and a reduction in inventory of $1.3 million, offset by our net loss of $3.8 million and a reduction in accrued liabilities of $3.2 million, primarily due to vendor payments for inventory, income tax payments, and revenue sharing paid to SwissQual in the amount of $632,000.

Cash used in operating activities of $0.4 million for the six months ended July 31, 2006 was driven by a net loss of $0.3 million and a reduction in accrued liabilities of approximately $2.6 million, primarily due to vendor payments for inventory as well as the distribution of incentive compensation, partially offset by non-cash charges totaling $1.5 million and $0.5 million for depreciation and amortization and provisions for obsolete inventory, respectively. Also, a net change in other operating assets and liabilities resulted in a $0.4 million increase in cash flow. Within the net change in other operating assets and liabilities, inventory decreased by $1.0 million, increasing cash flow, which was offset by a $0.9 million increase in other assets, which relates to amounts due from our new landlord for tenant improvement reimbursements.

Investing Activities

During the six months ended July 31, 2007 we received $361,000 relating primarily to the sale of WTS equipment that had been previously leased, and we collected $269,000 in contingent consideration from SwissQual relating to the January 2006 sale to Spirent (see Note 6). During the first six months of fiscal 2008 we spent $224,000 of capitalized expenditures, mostly relating to tooling and other equipment for ChargeSource.

During the six months ended July 31, 2006 we purchased approximately $1.8 million of property and equipment relating primarily to tenant improvements made during our corporate relocation as well as equipment built for a revenue sharing contract with one of our WTS customers. Additionally, during the six months ended July 31, 2006 we obtained a letter of credit in the amount of $500,000 from US Bank, secured by a certificate of deposit with a 6-month maturity required by the lease for our new corporate office.

Financing Activities

During the first quarter of fiscal 2008 we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. During the six months ended July 31, 2007 we repurchased approximately 58,000 shares in the open market for a total cost of $0.4 million, or an average price of $6.70 per share.

During fiscal 2007 we repurchased approximately 51,000 shares in the open market for a total cost of approximately $0.4 million, or an average price of $9.36 per share.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of July 31, 2007, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table shows shares repurchased during the six months ended July 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
February 1 to February 28, 2007	12,970	$7.68	12,970	366,846
March 1 to March 31, 2007	—	—	—	366,846
April 1 to April 30, 2007	—	—	—	366,846
May 1 to May 31, 2007	44,667	$6.41	44,667	322,179
June 1 to June 30, 2007	—	—	—	322,179
July 1 to July 31, 2007	—	—	—	322,179

	57,637	$6.70	57,637	322,179

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. The program has no stated termination date. All of the repurchases were made pursuant to this program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	The Annual Meeting of Shareholders of Comarco was held on June 12, 2007. The holders of Comarco’s stock were entitled to elect five directors to serve until 2007. The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2007 and the number of votes cast for or withheld with respect to each person.

	For	Withheld
Don M. Bailey	5,776,129	565,781
Thomas A. Franza	5,792,504	549,406
Gerald D. Griffin	5,870,267	471,643
Jeffrey R. Hultman	5,870,267	471,643
Erik H. van der Kaay	5,868,167	473,743

2.	The shareholders also voted on and approved the ratification of the appointment of BDO Seidman, LLP as Comarco’s independent registered public accounting firm for the fiscal year ended January 31, 2008. The vote for the proposal was as follows:

For	Against	Abstentions
5,989,705	294,538	57,967

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 13, 2007	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: September 13, 2007	/s/ Daniel R. Lutz
Daniel R. Lutz
Executive Vice President and Chief Financial Officer