Form 10-Q
period 2007-10-31
COMARCO INC
filed 2007-12-13
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OCTOBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-5449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

____________________

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

Yes  ☐     No  ☑

The registrant had 7,326,671 shares of common stock outstanding as of December 10, 2007.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	October 31, 2007	January 31, 2007 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$18,163	$26,360
Short-term investments	538	897
Accounts receivable, net of reserves of $51 and $111	3,823	10,942
Inventory, net of reserves of $676 and $600	3,826	5,452
Deferred income taxes, net	510	—
Other current assets	1,007	427

Total current assets	27,867	44,078
Property and equipment, net	2,492	3,331
Software development costs, net	19	243
Acquired intangible assets, net	576	820
Goodwill	2,394	2,394
Restricted cash	500	500
Other assets	47	47

Total assets	$33,895	$51,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$441	$718
Deferred revenue	2,060	2,586
Deferred compensation	538	897
Accrued liabilities	4,040	6,259

Total current liabilities	7,079	10,460
Deferred income taxes	86	59
Tax liability: FIN 48	86	—
Deferred rent	625	767
Deferred revenue	1,771	2,138

Total liabilities	9,647	13,424

Commitments and Contingencies and Subsequent Event
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2007 and January 31, 2007, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 and 7,371,637 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	733	737
Additional paid-in capital	14,300	14,163
Retained earnings	9,215	23,089

Total stockholders’ equity	24,248	37,989

Total liabilities and stockholders’ equity	$33,895	$51,413

(A)	Derived from the audited consolidated financial statements as of January 31, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Revenue	$5,015	$11,403	$16,349	$34,930
Cost of revenue	3,889	7,497	11,236	22,767

Gross profit	1,126	3,906	5,113	12,163
Selling, general, and administrative expenses	2,514	2,895	7,276	8,019
Engineering and support expenses	2,268	1,914	6,378	5,892

Operating loss	(3,656)	(903)	(8,541)	(1,748)
Other income, net	207	246	699	696
Gain on sale of equipment, net	—	—	321	—
Gain on sale of investment in SwissQual, net	308	—	577	61

Loss before income taxes	(3,141)	(657)	(6,944)	(991)
Income tax benefit	560	7	527	7

Net loss	$(2,581)	$(650)	$(6,417)	$(984)

Basic and diluted loss per share:
Net loss	$(0.35)	$(0.09)	$(0.87)	$(0.13)

Weighted average common shares outstanding:
Basic	7,327	7,379	7,342	7,399

Diluted	7,327	7,379	7,342	7,399

Common shares outstanding	7,327	7,379	7,327	7,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,417)	$(984)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,656	2,417
Gain on sale/retirement of property and equipment	(298)	(35)
Gain on sale of investment in SwissQual	(577)	(82)
Stock based compensation expense	435	403
Deferred income taxes	(483)	117
Provision for doubtful accounts receivable	4	12
Provision for obsolete inventory	93	529
Changes in operating assets and liabilities:
Accounts receivable	7,115	125
Inventory	1,533	1,929
Other assets	(580)	(645)
Accounts payable	(277)	109
Deferred revenue	(893)	(269)
Deferred rent	(142)	818
Accrued liabilities	(2,219)	(3,723)

Net cash provided by (used in) operating activities	(1,050)	721

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	361	36
Purchases of property and equipment	(412)	(3,191)
Increase in restricted cash	—	(500)
Proceeds from sale of investment in SwissQual	577	82

Net cash provided by (used in) investing activities	526	(3,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	84	—
Dividends paid	(7,371)	—
Purchase and retirement of common stock	(386)	(480)

Net cash used in financing activities	(7,673)	(480)

Net decrease in cash and cash equivalents	(8,197)	(3,332)
Cash and cash equivalents, beginning of period	26,360	26,017

Cash and cash equivalents, end of period	$18,163	$22,685

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$—

Cash paid for income taxes	$724	$213

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2007. The unaudited, interim condensed financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for the year ending January 31, 2008.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, the Company established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of October 31, 2007, except for $510,000 which represents the amount currently expected to be refunded through a carryback claim relating to taxes paid for fiscal 2007.

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

The Company recognizes interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the Consolidated Statements of Operations. As of October 31, 2007, the Company had accrued approximately $14,000 in interest and penalties, which has been recorded directly to retained earnings in accordance with the adoption of FIN 48.

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

The compensation expense recognized in connection with the adoption of SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Compensation expense relating to SFAS 123R	$170,000	$173,000	$435,000	$403,000
Impact on diluted earnings per share	$(0.02)	$(0.02)	$(0.06)	$(0.05)

There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $825,000, which will be expensed over a weighted average remaining life of 20.9 months.

The fair value of options granted under the Company’s stock option plans during the three and nine months ended October 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Transactions and other information related to these plans for the nine months ended October 31, 2007 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2007	985,770	$12.18
Options granted	92,500	6.27
Options canceled or expired	(154,645)	12.35
Options exercised	(26,125)	7.74

Balance, October 31, 2007	897,500	11.67

The average fair value of each of the options granted during the nine months ended October 31, 2007 was $2.87. As of October 31, 2007 the stock options outstanding have no intrinsic value. The following table summarizes information about the Company’s stock options outstanding at October 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 6.19 to 9.89	402,500	6.45	$7.57	251,500	$7.83
10.43 to 12.41	197,000	7.33	10.76	107,000	11.04
13.21 to 17.50	163,000	1.72	14.59	163,000	14.59
19.33 to 23.67	135,000	2.57	21.72	135,000	21.72

6.19 to 23.67	897,500	5.20 years	11.67	656,500	12.89

Stock options exercisable at October 31, 2007 were 656,500 at a weighted-average exercise price of $12.89. At October 31, 2007, shares available for future grants under the 2005 Plan were 174,500 and under the director stock option plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of October 31, 2007 the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and nine months ended October 31, 2007, no options were granted or exercised under the CWT option plan. There were no options outstanding at October 31, 2007. Shares available under the plan for future grants at October 31, 2007 were 198,000.

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

Revenue recorded related to SwissQual for the three and nine months ended October 31, 2007 was de minimus. Revenue recorded related to SwissQual for the three and nine months ended October 31, 2006 totaled $0 and $1.3 million, respectively. Accounts receivable balances due from SwissQual at October 31, 2007 and January 31, 2007 were $64,000 and $1.2 million, respectively.

On December 15, 2005, the Company entered into a Distribution and Sales Agreement (“DASA”) with SwissQual whereby SwissQual receives 10 percent of the revenue on all Seven.Five product sales, less associated hardware costs, through December 31, 2006. Effective January 1, 2007 the revenue sharing applicable to both parties increased to 35 percent on hardware upgrades and 50 percent on software upgrades. At October 31, 2007 and January 31, 2007 the Company had accrued $77,000 and $93,000, respectively, relating to amounts payable to SwissQual under the DASA. During the third quarter of fiscal 2008 and 2007, the Company paid $40,000 and $122,000, respectively, to SwissQual for revenue sharing amounts accrued under the DASA. For the nine months ended October 31, 2007 and 2006, the Company paid $724,000 and $1.2 million, respectively, to SwissQual for revenue sharing amounts.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During January 2006, Spirent plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. The escrowed consideration is expected to be released within 24 months of the close. In addition, up to $22.1 million in contingent consideration may be paid within 24 months upon satisfaction of certain performance and other requirements. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any escrow distribution and contingent consideration. During the year ended January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. During the first quarter of fiscal 2007, the Company recorded a net gain on sale of investment in the amount of $61,000, which represents $82,000 in proceeds received from the escrowed consideration, less $21,000 in foreign jurisdiction withholding taxes, which are non-refundable. During the fourth quarter of fiscal 2007, the Company received an additional $1.6 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. Finally, during the second and third quarters of fiscal 2008, the Company received an additional $269,000 and $308,000 of contingent consideration, which is net of $21,000 and $22,000, respectively, of transaction costs. Due to uncertainty as to timing and amount of any escrow distribution and contingent consideration, the Company expects to record an additional gain as the contingency lapses and the funds are probable of receipt.

7.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2007, the Company repurchased approximately 2.7 million shares for an average price of $8.20 per share. During the nine months ended October 31, 2007, the Company repurchased 57,637 shares of common stock at an average price of $6.70 per share. During the three months ended October 31, 2007, the Company did not repurchase any shares.

A roll-forward of the Company’s stockholders equity for the nine months ended October 31, 2007 is presented below (in thousands, except share data):

	Nine Months Ended October 31, 2007
	Common Stock Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 31, 2007, 7,371,637 shares	$737	$14,163	$23,089	$37,989
Net loss	—	—	(6,417)	(6,417)
Exercise of stock options, 12,671 shares (2,671 represent net exercises of 16,125 options)	1	83	—	84
Special cash dividend, $1 per share of common stock outstanding	—	—	(7,371)	(7,371)
Purchase and retirement of common stock, 57,637 shares	(5)	(381)	—	(386)
Stock based compensation expense	—	435	—	435
Cumulative effect of accounting change: adoption of FIN 48	—	—	(86)	(86)

Balance at October 31, 2007, 7,326,671 shares	$733	$14,300	$9,215	$24,248

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of fiscal 2008, the Company declared and paid a special cash dividend of $1 per share of its outstanding common stock for a total payment of $7.4 million.

8.	Loss Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2007 and October 31, 2006, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 0 and 1,336 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2007, respectively, as the effect would have been antidilutive. Similarly, potential common shares of 45,502 and 51,881 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2006, respectively, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Net loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Basic and Diluted:
Net loss	$(2,581)	$(650)	$(6,417)	$(984)
Weighted average shares outstanding	7,327	7,379	7,342	7,399

Basic and diluted loss per share	$(0.35)	$(0.09)	$(0.87)	$(0.13)

9.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	Three Months Ended October 31,
	2007		2006
	(In thousands)
Total revenue	$5,015	100%	$11,403	100%
Customer concentration:
Kensington Technology Group	1,780	35%	3,629	32%
MTC SAFE	334	7%	1,692	15%
Verizon Wireless	250	5%	1,722	15%

	$2,364	47%	$7,043	62%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31,
	2007		2006
	(In thousands)
Total revenue	$16,349	100%	$34,930	100%
Customer concentration:
Verizon Wireless	3,188	20%	5,457	16%
Kensington Technology Group	2,431	15%	11,729	33%
SwissQual	64	—	1,312	4%

	$5,683	35%	$18,498	53%

The Verizon Wireless revenue amounts reported above are gross amounts, without reducing the revenue for revenue sharing amounts we accrue payable to SwissQual (see Note 2).

In addition, the Company derived 37 percent and 34 percent of its revenue from governmental agencies in the three months ended October 31, 2007, and 2006, respectively. The Company derived 52 percent and 32 percent of its revenue from governmental agencies in the nine months ended October 31, 2007, and 2006, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable at either October 31, 2007 or January 31, 2007 are listed below (in thousands):

	October 31, 2007		January 31, 2007
Total gross accounts receivable	$3,874	100%	$11,053	100%
Customer concentration:
Kensington Technology Group	1,579	41%	2,975	27%
MTC SAFE	132	3%	1,531	14%
SwissQual	64	2%	1,185	11%

	$1,775	46%	$5,691	52%

10.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	October 31, 2007	January 31, 2007
Raw materials	$2,439	$1,912
Work in process	220	195
Finished goods	1,167	3,345

	$3,826	$5,452

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	October 31, 2007	January 31, 2007
Capitalized software development costs	$8,444	$8,444
Less: accumulated amortization	(8,425)	(8,201)

	$19	$243

There were no capitalized software development costs in the current and prior years. Amortization of software development costs for the nine months ended October 31, 2007 and 2006 totaled $224,000 and $979,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. Amortization of software development costs for the three months ended October 31, 2007 and 2006 totaled $20,000 and $326,000, respectively. The remaining net book value of $19,000 is expected to be fully amortized in fiscal 2008.

12.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	October 31, 2007	January 31, 2007
Goodwill	$2,394	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
License rights	$1,440	$1,440
Intellectual property rights	1,244	1,244

	2,684	2,684
Less: accumulated amortization	(2,108)	(1,864)

	$576	$820

The following table presents goodwill by reportable segment (in thousands):

	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Balance as of October 31, 2007	$—	$1,898	$496	$2,394

Balance as of January 31, 2007	$—	$1,898	$496	$2,394

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2008	$51
2009	178
2010	178
2011	126
2012	43
Thereafter	—

Total estimated amortization expense	$576

Amortization of definite-lived acquired intangible assets for the quarters ended October 31, 2007 and 2006 totaled $66,000 and $127,000, respectively. For the nine months ended October 31, 2007 and 2006, amortization of definite-lived acquired intangible assets totaled $244,000 and $389,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2007	2006
Beginning balance	$344	$172
Utilization	(378)	(572)
Accruals for warranties issued during the period	143	755

	$109	$355

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2007	2006
Beginning balance	$551	$1,476
Amortization of deferral	(647)	(1,626)
Deferral of revenue	335	763

	$239	$613

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2007	2006
Beginning balance	$2,952	$2,239
Recognition of revenue	(906)	(686)
Deferral of revenue for new contracts	617	1,639

	$2,663	$3,192

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

The call box segment designs and manufactures call box systems that provide emergency communication over existing wireless networks. In addition, the call box segment provides system installation and long-term maintenance services. Currently, the Company services and maintains approximately 9,100 call boxes under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit (loss), gross margin, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended October 31, 2007
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$1,893	$1,206	$1,916	$5,015
Cost of revenue	2,093	603	1,193	3,889

Gross profit (loss)	$(200)	$603	$723	$1,126

Gross margin	(10.6%)	50.0%	37.7%	22.5%

	Nine Months Ended October 31, 2007
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$2,980	$5,204	$8,165	$16,349
Cost of revenue	3,883	2,771	4,582	11,236

Gross profit (loss)	$(903)	$2,433	$3,583	$5,113

Gross margin	(30.3%)	46.8%	43.9%	31.3%

	Three Months Ended October 31, 2006
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$4,319	$2,782	$4,302	$11,403
Cost of revenue	2,963	1,380	3,154	7,497

Gross profit	$1,356	$1,402	$1,148	$3,906

Gross margin	31.4%	50.4%	26.7%	34.3%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31, 2006
	Mobile Power Products	Wireless Test Solutions	Call Box	Total
Revenue	$12,984	$10,065	$11,881	$34,930
Cost of revenue	9,325	4,880	8,562	22,767

Gross profit	$3,659	$5,185	$3,319	$12,163

Gross margin	28.2%	51.5%	27.9%	34.8%

	Mobile Power Products	Wireless Test Solutions	Call Box	Corporate	Total
Assets at October 31, 2007	$3,194	$7,052	$3,734	$19,915	$33,895

Assets at January 31, 2007	$4,615	$10,861	$8,181	$27,756	$51,413

The following table presents revenue by geographic region for the three and nine months ended October 31, 2007 and 2006 (in thousands):

Revenue by Region: (in thousands)	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
North America	$3,933	$9,735	$13,704	$29,784
Europe	604	1,409	1,218	3,555
Asia	210	43	552	283
Latin America	268	216	875	1,308

	$5,015	$11,403	$16,349	$34,930

16.	Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. Currently the Company has open purchase orders with a contract manufacturer in China in the amount of approximately $1.2 million relating to components for ChargeSource products currently in development. If some of these components are no longer needed due to design changes, we may not be able to cancel the orders in time to avoid incurring cancellation charges or taking delivery.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Legal Contingencies

On June 8, 2007, Mobility Electronics, Inc. ("Mobility") sued the Company alleging that two Mobility patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by the Company in its mobile power products sold through its distributors. The Company has denied liability and countersued alleging that Mobility has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that Mobility is liable for infringement of at least one of the Company’s patents, by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the patent. Mobility has denied liability and amended its claims to further allege that the Company breached the Settlement Agreement by asserting claims against Mobility because its activities are permissible under the Settlement Agreement. On November 29, 2007, the Company filed its Answer, Defenses and Counterclaims. Trial is set for July 2009.

On November 30, 2007, SwissQual filed a lawsuit against the Company alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation and seeking declaratory relief relating to the December 15, 2005 Distribution and Sales Agreement between the parties. The Company’s answer to the complaint is not yet due but the Company intends to deny any and all liability to SwissQual, deny that SwissQual is entitled to any of the relief sought in its complaint, and assert various counterclaims against SwissQual.

The Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

17.	Subsequent Event

On November 6, 2007, the Company obtained a $250,000 letter of credit from US Bank, replacing the previous $500,000 letter of credit. The reduction in the amount of the letter of credit, which is secured by a certificate of deposit with a 6-month maturity, is provided for in the lease for the Company’s corporate office.

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

The following table sets forth our revenue for the business segments for the three and nine months ended October 31, 2007 and 2006:

	Three Months Ended October 31,			Nine Months Ended October 31,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)			(in thousands)
Revenue:
ChargeSource	$1,893	$4,319	(56%)	$2,980	$12,984	(77%)
WTS	1,206	2,782	(57%)	5,204	10,065	(48%)
Call Box	1,916	4,302	(55%)	8,165	11,881	(31%)

	$5,015	$11,403	(56%)	$16,349	$34,930	(53%)

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the three and nine months ended October 31, 2007.

Mobile Power Products (ChargeSource)

•

We expect to be in volume production by the end of the fourth quarter of fiscal 2008 of a small form factor 90 Watt AC/DC external power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This product will be marketed and sold as an OEM-branded aftermarket accessory.

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

•

ChargeSource revenue for the third quarter of fiscal 2008 decreased significantly to $1.9 million compared to $4.3 million for the third quarter of fiscal 2007. However, on a sequential basis, ChargeSource revenue for the third quarter of fiscal 2008 increased approximately $1.1 million compared to the prior fiscal quarter. This sequential increase is attributable to increased sales to Kensington.

•

Based on our current backlog of orders, we expect sales to Kensington to increase in the fourth quarter of fiscal 2008 compared to the prior fiscal quarter. Certain products ordered by Kensington are still under development.

•

The current level of ChargeSource sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. Our ability to drive increased sales is dependent upon, among others, the following factors:

•	Successful development and release for manufacture of certain AC and AC/DC external power adapter products designed to address the requirements of our retail and OEM accessories channels;

•	Securing additional retail distribution partners under non-exclusive arrangements, and

•	Market and customer acceptance of our new products expected to be available by the end of the fourth quarter of fiscal 2008.

•

Our ChargeSource products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets as well as power outlets in airplanes, cars and other modes of transportation.

Wireless Test Solutions

•

Current demand for our next-generation mobile test equipment continues to be soft across all our regions as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for the three and nine months ended October 31, 2007 decreased compared to the corresponding periods of the prior fiscal year, underscoring the challenges of our WTS business, which include a consolidating customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base. Additionally, we have experienced increased competition in our European region from SwissQual and others. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

•

As previously announced, we have entered into a cooperative alliance with Ascom, a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards. These harmonized products and solutions are now available to the marketplace.

•

We believe our Ascom alliance will enhance our technologies, positioning, and global footprint for sales and support. However, we are unsure as to what long term effect this alliance will have on future sales of our products. Our success will depend in part upon our ability to co-develop harmonized products and solutions under the Ascom alliance.

Emergency Call Box Systems

•

During the third quarter of fiscal 2008, we upgraded 269 call boxes with digital and/or text-telephony technologies and recorded revenue totaling approximately $0.4 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box systems. During third quarter of fiscal 2007, we upgraded 1,619 call boxes and recorded revenue totaling approximately $3.0 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities.

•

During the third quarter of fiscal 2008, we were awarded a contract by Kern County to upgrade the existing analog call box system, consisting of approximately 574 units, to digital and text-telephony (“TTY”) technologies. This contract is valued at approximately $1.6 million and is expected to commence during the fourth quarter of fiscal 2008 (ending January 31, 2008) and complete during the first quarter of fiscal 2009 (ending April 30, 2008).

•

During the third quarter of fiscal 2008, we were awarded the amended contract to upgrade the call boxes owned by the Riverside County SAFE to digital and TTY technologies, which is valued at approximately $1.6 million. We expect to commence work during the fourth quarter of fiscal 2008 and complete during the first quarter of fiscal 2009.

•

We anticipate a decline in call box revenue during fiscal 2009 compared to fiscal 2008, as we expect to substantially complete the upgrade of the installed base to digital and TTY technologies by the first quarter of fiscal 2009.

•

Subsequent to the third quarter of fiscal 2008, we were awarded a contract to expand the call box systems owned by the Metropolitan Transportation Commission SAFE, which service the nine counties of the San Francisco Bay Area. This project, which is valued at approximately $1.0 million, is expected to commence and complete during the first quarter of fiscal 2009, and includes the purchase and installation of 150 call boxes on certain San Francisco and Oakland Bay bridges.

•	We currently expect service revenue attributable to maintenance of existing call box systems to total approximately $4.0 million in fiscal 2008.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the three and nine months ended October 31, 2007 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three and nine months ended October 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2007.

Results of Operations

Consolidated

Revenue

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Products	$3,915	$10,147	$12,942	$31,307	(61%)	(59%)
Services	1,100	1,256	3,407	3,623	(12%)	(6%)

	$5,015	$11,403	$16,349	$34,930	(56%)	(53%)

Operating loss	$(3,656)	$(903)	$(8,541)	$(1,748)

Revenue by Region

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Americas:
North America	$3,933	$9,735	$13,704	$29,784	(60%)	(54%)
Others	268	216	875	1,308	24%	(33%)
Europe	604	1,409	1,218	3,555	(57%)	(66%)
Asia – Pacific	210	43	552	283	388%	95%

	$5,015	$11,403	$16,349	$34,930	(56%)	(53%)

Revenue for the three and nine months ended October 31, 2007 decreased by $6.4 million, or 56 percent, and $18.6 million, or 53 percent, respectively, compared to the corresponding periods of fiscal 2007. The decrease is attributable to declines in revenue in all three of our businesses, with ChargeSource, WTS, and Call Box decreasing $2.4 million, $1.6 million, and $2.4 million, respectively, in the third quarter of fiscal 2008 and $10.0 million, $4.9 million, and $3.7 million, respectively, for the nine months ended October 31, 2007 compared to the corresponding periods of the prior fiscal year. These decreases continue to reflect the transition of our ChargeSource product distribution to a non-exclusive model and general weakness in the wireless test equipment market in which WTS operates.

Additionally, the decline in call box product revenue for fiscal 2008 was anticipated as a significant portion of the installed base was upgraded to digital and TTY technologies in prior fiscal years.

Cost of Revenue and Gross Margin

(in thousands except margin and change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$3,080	79%	$6,300	62%	$8,656	67%	$19,336	62%	(51%)	(55%)
Amortization – software development	20	—	321	3%	212	2%	963	3%	(94%)	(78%)

	3,100	79%	6,621	65%	8,868	69%	20,299	65%	(53%)	(56%)

Services	789	72%	871	69%	2,357	69%	2,452	68%	(9%)	(4%)
Amortization – software development	—	—	5	1%	11	—	16	—	(100%)	(31%)

	789	72%	876	70%	2,368	69%	2,468	68%	(10%)	(4%)

	$3,889	78%	$7,497	66%	$11,236	69%	$22,767	65%	(48%)	(51%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2007	2006	2007	2006	Three Months	Nine Months
Gross margin:
Products	21%	35%	31%	35%	(14)	(4)
Services	28%	30%	31%	32%	(2)	(1)

Combined gross margin	22%	34%	31%	35%	(12)	(4)

Cost of revenue for the three and nine months ended October 31, 2007 decreased by $3.6 million, or 48 percent, and $11.5 million, or 51 percent, respectively, compared to the corresponding periods of fiscal 2007. These decreases are consistent with revenue declines of 56 percent and 53 percent for the same periods.

Additionally, amortization of previously capitalized software development costs, primarily attributable to our WTS business, for the three and nine months ended October 31, 2007 decreased $0.3 million and $0.8 million, respectively, compared to the corresponding periods of the prior fiscal year.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$1,217	24%	$1,413	12%	$3,494	21%	$4,050	12%	(14%)	(14%)
Allocated corporate overhead	1,297	26%	1,482	13%	3,782	23%	3,969	11%	(12%)	(5%)
Gross engineering and support expenses	2,268	45%	1,914	17%	6,378	39%	5,892	17%	18%	8%

	$4,782	95%	$4,809	42%	$13,654	83%	$13,911	40%	(1%)	(2%)

Selling, general, and administrative expenses for the three and nine months ended October 31, 2007 decreased $0.2 million, or 14 percent, and $0.6 million, or 14 percent, respectively, compared to the corresponding periods of fiscal 2007 primarily due to a decrease in WTS sales and marketing personnel and related costs.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three business segments based on each business’s percentage share of total Company costs and expenses. Allocated corporate overhead decreased approximately $0.2 million for the three and nine months ended October 31, 2007 compared to the comparable periods of fiscal 2007. The decrease is primarily due to non-recurring expenses related to the Company’s corporate relocation in the third quarter of the prior year. As revenue has declined for the three and nine month periods ending October 31, 2007 compared to the corresponding periods of the prior year, allocated corporate overhead expenses represent a larger percentage of revenue than in the prior year. The fixed cost structure of our business has been maintained in support or our expected future business.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2007 increased $0.4 million or 18 percent, and $0.5 million or 8 percent, respectively. This increase is primarily due to increased ChargeSource engineering expenses, consisting of material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances.

Gain on Sale of Equipment, net

The gain on sale of equipment recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers.

Gain on Sale of Investment in SwissQual, net

For the three and nine months ended October 31, 2007, we received additional consideration totaling $0.3 million and $0.6 million, respectively, net of transaction costs, from Spirent plc, the acquirer of our 18 percent interest in SwissQual AG (“SwissQual,” see Note 6).

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005, as reclassified. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses incurred in fiscal 2008, the adjusted net deferred tax assets remain fully reserved as of October 31, 2007, except for $510,000 which represents the amount currently expected to be refunded through a carryback claim relating to taxes paid for fiscal 2007.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000.

Mobile Power Products (“ChargeSource”)

Revenue

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Products	$1,893	$4,319	$2,980	$12,984	(56%)	(77%)
Services	—	—	—	—	—	—

	$1,893	$4,319	$2,980	$12,984	(56%)	(77%)

Operating income (loss)	$(2,092)	$42	$(5,194)	$(286)

Revenue by Region

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Americas:
North America	$1,355	$3,159	$1,906	$11,061	(57%)	(83%)
Others	—	—	—	—	—	—
Europe	513	1,160	1,049	1,883	(56%)	(44%)
Asia – Pacific	25	—	25	40	—	(38%)

	$1,893	$4,319	$2,980	$12,984	(56%)	(77%)

Revenue by Customer

(in thousands except change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Kensington	$1,780	94%	$3,629	84%	$2,431	82%	$11,730	90%	(51%)	(79%)
Other	113	6%	690	16%	549	18%	1,254	10%	(84%)	(56%)

	$1,893	100%	$4,319	100%	$2,980	100%	$12,984	100%	(56%)	(77%)

Revenue for the three and nine months ended October 31, 2007 decreased by $2.4 million, or 56 percent, and $10.0 million, or 77 percent, respectively, compared to the corresponding periods of fiscal 2007. The decrease in revenue is primarily due to decreased sales to Kensington. As previously discussed, in April 2007 we entered into a non-exclusive retail distribution agreement with Kensington to allow us to partner with multiple retail distributors. Since the fourth quarter of fiscal 2007, Kensington has purchased fewer ChargeSource products compared to orders placed under the now terminated exclusive retail distribution agreement. We continue to believe that Kensington is sourcing certain external power adapters, which are not slim and light, from other Asian suppliers resulting in decreased orders for our slim and light ChargeSource products.

However, on a sequential basis, ChargeSource revenue for the third quarter of fiscal 2008 increased approximately $1.1 million compared to the prior fiscal quarter. This sequential increase is attributable to increased sales to Kensington. Certain ChargeSource products ordered by Kensington under the non-exclusive retail distribution agreement are still under development.

Cost of Revenue and Gross Margin

(in thousands except change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$2,093	111%	$2,963	69%	$3,883	130%	$9,325	72%	(29%)	(58%)
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	2,093	111%	2,963	69%	3,883	130%	9,325	72%	(29%)	(58%)
Services	—	—	—	—	—	—	—	—	—	—

	$2,093	111%	$2,963	69%	$3,883	130%	$9,325	72%	(29%)	(58%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2007	2006	2007	2006	Three Months	Nine Months
Gross margin:
Products	(11%)	31%	(30%)	28%	(42)	(58)
Services	—	—	—	—	—	—

Combined gross margin	(11%)	31%	(30%)	28%	(42)	(58)

Cost of revenue for the three and nine months ended October 31, 2007 decreased by $0.9 million, or 29 percent, and $5.4 million, or 58 percent, respectively, compared to the corresponding periods of fiscal 2007. The decrease in cost of revenue is primarily due to the decrease in revenue for the three and nine months ended October 31, 2007 compared to the corresponding periods of the prior fiscal year. The current level of ChargeSource revenue is insufficient to fully absorb our fixed manufacturing overhead. Cost of revenue for the three and nine months ended October 31, 2007 included approximately $0.5 million and $1.6 million of under-absorbed fixed manufacturing overhead.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$626	33%	$414	10%	$1,413	47%	$1,283	10%	51%	10%
Allocated corporate overhead	600	32%	516	12%	1,242	42%	1,439	11%	16%	(14%)
Gross engineering and support expenses	666	35%	384	9%	1,636	55%	1,223	9%	73%	34%

	$1,892	100%	$1,314	31%	$4,291	144%	$3,945	30%	44%	9%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource business. Selling, general, and administrative expenses for the three and nine months ended October 31, 2007 increased by approximately $0.2 million or 51 percent, and $0.1 million or 10 percent, respectively, compared to the corresponding periods of fiscal 2007. The increase is primarily due to increased legal fees partially offset by reduced personnel costs.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource business. Engineering and support expenses for the three and nine months ended October 31, 2007 increased $0.3 million, or 73 percent, and $0.4 million, or 34 percent. The increase in gross engineering and support expenses is due to increased material usages and lab costs as new products are currently in development.

Wireless Test Solutions (“WTS”)

Revenue

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Products	$1,160	$2,516	$4,991	$9,684	(54%)	(48%)
Services	46	266	213	381	(83%)	(44%)

	$1,206	$2,782	$5,204	$10,065	(57%)	(48%)

Operating loss	$(1,806)	$(1,365)	$(5,275)	$(2,857)

Revenue by Region

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Americas:
North America	$662	$2,274	$3,633	$6,842	(71%)	(47%)
Others	268	216	875	1,308	24%	(33%)
Europe	91	249	169	1,672	(63%)	(90%)
Asia – Pacific	185	43	527	243	330%	117%

	$1,206	$2,782	$5,204	$10,065	(57%)	(48%)

Current demand for our next-generation mobile test equipment continues to be soft across all our regions as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for the three and nine months ended October 31, 2007 decreased compared to the corresponding periods of the prior fiscal year, underscoring the challenges of our WTS business, which include a consolidating customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from such customer base. Additionally, we have experienced increased competition in our European region from SwissQual and others.

Revenue for the three months ended October 31, 2007 decreased by $1.6 million, or 57 percent, compared to the corresponding period of fiscal 2007. The third quarter decrease is attributable to decreased demand for our WTS products primarily in North America. During the third quarter of fiscal 2007, Verizon Wireless (“Verizon”), our largest WTS customer, substantially completed their rollout of our Seven.Five system. There were no comparable sales to Verizon during the third quarter of fiscal 2008.

Revenue for the nine months ended October 31, 2007 decreased by $4.9 million, or 48 percent, compared to the corresponding period of fiscal 2007. This decrease is attributable to decreased sales from our regions in the Americas and Europe. For the nine months ended October 31, 2007, revenue derived from our North American and European regions decreased by $3.2 million and $1.5 million, or 47 percent and 90 percent, respectively, compared to the nine months ended October 31, 2006. Sales to SwissQual, the former exclusive reseller of our WTS products in our European region, decreased approximately $1.2 million compared to the nine months ended October 31, 2006. Due to the sale of SwissQual to Spirent in January 2006, SwissQual ceased to be our reseller in Europe effective December 31, 2006.

Cost of Revenue and Gross Margin

(in thousands except margin and change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$503	43%	$956	38%	$2,306	46%	$3,749	39%	(47%)	(38%)
Amortization – software development	20	2%	321	13%	212	4%	963	10%	(94%)	(78%)

	523	45%	1,277	51%	2,518	50%	4,712	49%	(59%)	(47%)

Services	80	174%	103	39%	253	119%	168	44%	(22%)	51%

	$603	50%	$1,380	50%	$2,771	53%	$4,880	48%	(56%)	(43%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2007	2006	2007	2006	Three Months	Nine Months
Gross margin:
Products	55%	49%	50%	51%	6	(1)
Services	(74%)	61%	(19%)	56%	(135)	(75)

Combined gross margin	50%	50%	47%	52%	—	(5)

Cost of revenue for the three and nine months ended October 31, 2007 decreased by $0.8 million, or 56 percent, and $2.1 million, or 43 percent, respectively, compared to the corresponding periods of fiscal 2007. The decrease in cost of revenue for the three and nine months ended October 31, 2007 is driven by decreased sales volume of 57 percent and 48 percent, respectively.

Amortization of previously capitalized software development costs for the three and nine months ended October 31, 2007 totaled $20,000 and $0.2 million, respectively.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$487	40%	$871	31%	$1,762	34%	$2,411	24%	(44%)	(27%)
Allocated corporate overhead	448	37%	504	18%	1,592	31%	1,394	14%	(11%)	14%
Gross engineering and support expenses	1,474	122%	1,392	50%	4,354	84%	4,237	43%	6%	3%

	$2,409	200%	$2,767	99%	$7,708	148%	$8,042	81%	(13%)	(4%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing, and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three and nine months ended October 31, 2007 decreased $0.4 million and $0.6 million, respectively, compared to the corresponding periods of fiscal 2007, primarily due to reduced sales and marketing personnel and related costs.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three and nine months ended October 31, 2007 remained stable as our costs in support of our on-going efforts to replace Seven.Five software content previously provided by SwissQual remain consistent.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in the three and nine months ending October 31, 2007 and 2006 as we completed the development of the software embedded in our Seven.Five product platform prior to such periods. Currently, we do not expect to capitalize any additional software development costs through the end of fiscal 2008.

Emergency Call Box Systems

Revenue

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Products	$862	$3,312	$4,971	$8,639	(74%)	(42%)
Services	1,054	990	3,194	3,242	6%	(1%)

	$1,916	$4,302	$8,165	$11,881	(55%)	(31%)

Operating income	$242	$420	$1,928	$1,395

Revenue by Region

(in thousands except change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Revenue:
Americas:
North America	$1,916	$4,302	$8,165	$11,881	(55%)	(31%)
Others	—	—	—	—	—	—
Europe	—	—	—	—	—	—
Asia – Pacific	—	—	—	—	—	—

	$1,916	$4,302	$8,165	$11,881	(55%)	(31%)

Revenue for the three and nine months ended October 31, 2007 decreased by $2.4 million, or 55 percent, and $3.7 million, or 31 percent, respectively, compared to corresponding periods of fiscal 2007. The decrease in revenue was primarily attributable to decreased sales of digital and TTY upgrades to our installed base of call box systems under maintenance contracts. During the three and nine months ended October 31, 2007, we upgraded 269 and 2,012 call boxes with digital and/or TTY technologies, respectively, and recorded revenue totaling approximately $0.4 million and $3.6 million, respectively. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call box system. During the three and nine months ended October 31, 2006, we upgraded 1,619 and 3,292 call boxes, respectively, and recorded revenue totaling approximately $3.0 million and $7.6 million, respectively. Non-upgrade revenue attributable to sales of new call boxes for the three and nine months ended October 31, 2007 totaled approximately $0.5 million and $1.4 million, respectively, compared to $0.3 million and $1.0 million for the corresponding periods of the prior fiscal year.

Cost of Revenue and Gross Margin

(in thousands except margin and change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$484	56%	$2,381	72%	$2,467	50%	$6,262	72%	(80%)	(61%)

Amortization – software development	—	—	—	—	—	—	—		—	—

	484	56%	2,381	72%	2,467	50%	6,262	72%	(80%)	(61%)

Services	709	67%	768	78%	2,104	66%	2,284	70%	(8%)	(8%)
Amortization – software development	—	—	5	—	11	—	16	1%	(100%)	(31%)

	709	67%	773	78%	2,115	66%	2,300	71%	(8%)	(8%)

	$1,193	62%	$3,154	73%	$4,582	56%	$8,562	72%	(62%)	(46%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2007	2006	2007	2006	Three Months	Nine Months
Gross margin:
Products	44%	28%	50%	28%	16	22
Services	33%	22%	34%	29%	11	5

Combined gross margin	38%	27%	44%	28%	11	16

Cost of product revenue for the three and nine months ended October 31, 2007 decreased by $1.9 million, or 80 percent, and $3.8 million, or 61 percent, respectively, compared to the corresponding period of the prior fiscal year. For the three and nine months ended October 31, 2007, cost of product revenue as a percentage of product revenue decreased 16 percentage points and 22 percentage points, respectively, compared to the corresponding period of the prior fiscal year. The decrease in cost of product revenue as a percentage of product revenue for the three and nine months ended October 31, 2007 is attributable to decreased use of third parties to perform certain upgrade installation, site mitigation, and retrofit work.

Third party contractor costs decreased by $0.1 million and $0.5 million for the three and nine months ended October 31, 2007, respectively, compared to the corresponding periods of fiscal 2007 as a result of fewer upgrade projects in process. Additionally, allocated under-absorbed fixed manufacturing overhead decreased by $0.2 million and $0.5 million for the three and nine months ended October 31, 2007, respectively, compared to the corresponding periods of fiscal 2007. Finally, cost of product revenue for the three months ended April 30, 2007 includes credits totaling approximately $0.3 million for an expired and unused settlement obligation to a former call box customer and previously accrued warranty obligations related to recently installed call box upgrades. No such credits were recorded during the three and nine months of the prior fiscal year.

Operating Costs and Expenses

(in thousands except change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2007		2006		2007		2006		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses	$104	5%	$128	3%	$319	4%	$356	3%	(19%)	(10%)
Allocated corporate overhead	249	13%	462	11%	948	12%	1,136	10%	(46%)	(17%)
Gross engineering and support expenses	128	7%	138	3%	388	5%	432	3%	(7%)	(10%)

	$481	25%	$728	17%	$1,655	20%	$1,924	16%	(34%)	(14%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business. Selling, general, and administrative expenses for the three and nine months ended October 31, 2007 remained comparable both as a percentage of revenue and in real dollar amounts, to the corresponding periods of the prior fiscal year.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2007 decreased $8.2 million to $18.2 million as compared to $26.4 million at January 31, 2007. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2007	2006
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,050)	$721
Investing activities	526	(3,573)
Financing activities	(7,673)	(480)

Operating Activities

Cash used in operating activities of $1.0 million for the nine months ended October 31, 2007 was driven by our net loss of $6.4 million, a decrease in deferred revenue of $0.9 million, and a reduction in accrued liabilities of $2.2 million, primarily due to vendor payments for inventory, income tax payments, and the distribution of incentive compensation. These decreases were offset by collection of accounts receivable of $7.1 million and non-cash depreciation and amortization of $1.7 million.

Cash provided by operating activities of $0.7 million for the nine months ended October 31, 2006 was generated by our net loss offset by non-cash depreciation and amortization, provisions for obsolete inventory, and stock based compensation totaling approximately $2.4 million, as well as a reduction in inventory, as we continued the call box upgrade projects, in the amount of $1.9 million. This cash generated was offset by a reduction in accrued liabilities of approximately $3.7 million, primarily due to vendor payments for inventory as well as the distribution of incentive compensation.

Investing Activities

During the nine months ended October 31, 2007 we received $0.4 million relating primarily to the sale of WTS equipment that had been previously leased, and we collected $0.6 million in contingent consideration from SwissQual relating to the January 2006 sale to Spirent (see Note 6). During the first nine months of fiscal 2008 we spent $0.4 million of capitalized expenditures, mostly relating to tooling and other equipment for ChargeSource.

During the nine months ended October 31, 2006 we purchased approximately $3.2 million of property and equipment relating primarily to tenant improvements made during our corporate relocation as well as equipment built for a revenue sharing contract with one of our WTS customers. Additionally, during the nine months ended October 31, 2006 we obtained a letter of credit in the amount of $0.5 million from US Bank, secured by a certificate of deposit with a 6-month maturity required by the lease for our new corporate office.

Financing Activities

During the first quarter of fiscal 2008 we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. During the nine months ended October 31, 2007 we repurchased approximately 58,000 shares in the open market for a total cost of $0.4 million, or an average price of $6.70 per share.

During the nine months ended October 31, 2006 we repurchased approximately 51,000 shares in the open market for a total cost of approximately $0.5 million, or an average price of $9.36 per share.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for at least the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of October 31, 2007, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Mobility Electronics, Inc. (“Mobility”) vs. Comarco Wireless Technologies, Inc., Case No. 5:07cv00084, U.S. District Court for the Eastern District of Texas. On June 8, 2007, Mobility sued us alleging that two Mobility patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by us in our mobile power products sold through our distributors. We have denied liability and countersued alleging that Mobility has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that Mobility is liable for infringement of at least one Comarco patent, by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the patent. Mobility has denied liability and amended its claims to further allege that we breached the Settlement Agreement by asserting claims against Mobility because its activities are permissible under the Settlement Agreement. On November 29, 2007, we filed our Answer, Defenses and Counterclaims. Trial is set for July 2009.

SwissQual AG (“SwissQual”) vs. Comarco Wireless Technologies, Inc., Case No. cv-07-07819, Central District of California. On November 30, 2007, SwissQual filed a lawsuit against us alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation and seeking declaratory relief relating to the December 15, 2005 Distribution and Sales Agreement between the parties. Our answer to the complaint is not yet due but we intend to deny any and all liability to SwissQual, deny that SwissQual is entitled to any of the relief sought in its complaint, and assert various counterclaims against SwissQual.

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

COMARCO, INC.

Date: December 13, 2007	/s/ Thomas A. Franza
Thomas A. Franza
President and Chief Executive Officer

Date: December 13, 2007	/s/ Daniel R. Lutz
Daniel R. Lutz Executive Vice President and Chief Financial Officer