Form 10-K
period 2008-01-31
COMARCO INC
filed 2008-04-30
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer (do not check if a smaller reporting company)  ☐

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $44 million.

The number of shares of the registrant’s common stock outstanding as of April 4, 2008 was 7,326,671.

Documents incorporated by reference:

Part III incorporates information by reference to portions of the registrant’s proxy statement for its fiscal 2008 annual meeting of shareholders.

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

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

General

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

We have three primary businesses: mobile power products (“ChargeSource®”), wireless test solutions (“WTS”), and emergency call boxes (“Call Box”). Our ChargeSource® business designs and manufactures external power adapters for notebook computers, mobile phones, and many other rechargeable handheld devices. Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and service providers. Our Call Box business designs, manufactures, and maintains emergency call boxes.

Our net revenue by business segment for fiscal 2008, 2007, and 2006 was:

	Years Ended January 31,
	2008	2007	2006
	(In millions)
Business segment:
ChargeSource®	$5	$17	$12
Wireless Test Solutions	7	15	25
Call Box	11	16	10

	$23	$48	$47

More financial information about our business segments is contained in Note 21 “Business Segment Information” of our consolidated financial statements.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2008” refers to our fiscal year ended January 31, 2008.

We file or furnish annual, quarterly, and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website on http://www.sec.gov. Our SEC filings are also available on our website at http://www.comarco.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. Any document we file or furnish with the SEC can be read at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information on the Public Reference Room, call the SEC at (800) SEC-0330.

Our Businesses

ChargeSource®

Our ChargeSource® business designs and manufactures external power adapters for notebook computers, mobile phones, and many other rechargeable handheld devices. These mobile power products, which are designed with the needs of the traveling professional in mind, provide a high level of functionality and compatibility in an industry leading compact design.

Products

Our current and planned ChargeSource® product offering consists of external AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, original equipment manufacturer (“OEM”), and enterprise customers. Our ChargeSource® products are also programmable, allowing those who use multiple rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip® connected to the end of the charging cable, our external power adapters are capable of charging and powering multiple devices.

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

Our ChargeSource® business generated revenue totaling $5.4 million, $16.7 million, and $12.3 million in fiscal 2008, 2007, and 2006, respectively.

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and service providers. Radio frequency engineers, network improvement professionals and technicians use these test tools to deploy and optimize wireless networks, and to verify the performance of the wireless networks and resulting quality of service once deployed.

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

Our WTS business generated revenue totaling $6.7 million, $15.3 million, and $24.5 million in fiscal 2008, 2007, and 2006, respectively.

Call Box

Products

Our Call Box business designs, manufactures, and maintains emergency call boxes that incorporate digital wireless and text-telephony (“TTY”) technologies provided by wireless carriers for state and local governmental agencies primarily located in California and New York. Our call boxes provide emergency communication over existing wireless networks and are typically deployed along major highways, and at schools, universities, shopping centers, and parks.

Services

In conjunction with the sale of call boxes, we provide installation and long-term maintenance services. Currently, there are approximately 9,200 call boxes that we maintain under long-term agreements that expire at various dates through January 2012. Under the terms of the maintenance agreements with government customers, each agreement can be terminated without cause upon a 30-day written notice.

Our Call Box business generated revenue totaling $11.1 million, $15.7 million, and $10.0 million in fiscal 2008, 2007, and 2006, respectively.

Marketing, Sales, and Distribution

ChargeSource®

We believe demand for our mobile power products can be categorized into the following three distinct channels:

•	Retail;

•	OEM-branded accessories, and

•	OEM “in-the-box.”

Retail. To reach the retail consumer, we have historically entered into exclusive distribution agreements with a single distributor of consumer electronics. Our distribution partner brands our products and distributes them to retailers, focusing on national “big-box” retail chains and office superstores. Due to the terms of this exclusive distribution agreement, our direct access to certain significant distribution channels was limited. Accordingly, our success was dependent to a large degree upon our exclusive distributor’s ability and willingness to effectively and widely distribute our ChargeSource® products. During fiscal years 2008, 2007, and 2006, Kensington Technology Group (“Kensington”), a division of ACCO Brands Corporation was the source of the majority of our ChargeSource® revenue. Revenue generated by Kensington for fiscal 2008, 2007, and 2006 totaled $4.6 million, $15.4 million, and $11.8 million, respectively, or as a percentage of total ChargeSource® revenue, 86 percent, 92 percent, and 96 percent, respectively.

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

Late in the fourth quarter of fiscal 2008, we began volume production of a small form factor 90-watt AC/DC external power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. We entered the first quarter of fiscal 2009 with a backlog of 216,000 units on order from Lenovo.

We typically work directly with distributors and OEMs on these designs and products in response to their requests. The desired products are both AC only and AC/DC, as well as with and without programmability. Once generally available, we expect to receive purchase orders from the OEM and deliver the ordered products directly from our contract manufacturer into their supply chain organization.

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

Wireless Test Solutions

We market and sell our WTS products primarily to wireless carriers through a small direct sales force of technically trained personnel, as well as through select independent sales representatives, and affiliated and unaffiliated resellers. Our North America sales are made through our direct sales and marketing departments located in Lake Forest, California. Sales to our customers in Latin and South America are generally made through our independent sales representatives located in Mexico City, Mexico, and Sao Paulo, Brazil, assisted by the sales and marketing organizations based in Lake Forest, California. The Lake Forest office also coordinates the marketing, sales, and support efforts of a network of representatives and resellers responsible for sales to customers in other geographic regions.

Through December 31, 2006, Switzerland-based SwissQual AG (“SwissQual”) was responsible for reselling and supporting our co-branded Seven.Five products in Europe, the Middle East, and North Africa (our “European” region). During January 2006, we sold our 18 percent ownership interest in SwissQual, which we acquired during fiscal 2002. During January 2006, Spirent Communications plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual, including our 18 percent ownership interest, for consideration totaling up to approximately $71.3 million. See section entitled “Wireless Test Solutions” of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We currently have a revenue sharing agreement in place that determines how much revenue we earn from SwissQual sales and, conversely, how much revenue SwissQual earns from our sales to customers located outside the European region through December 31, 2010. The revenue sharing is based upon sales of upgrades to the current installed base of Seven.Five systems. Both the revenue sharing that we earn from SwissQual and that we pay to SwissQual under the agreement is expected to diminish over time as both companies have introduced new products into the marketplace.

During November 2006, in response to increased competition in the QoS market, we announced a cooperative alliance with Ascom (Schweiz) AG (“Ascom”), a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we are currently developing harmonized test and measurement systems and solutions for 3G and 4G wireless standards, accelerating the availability of upgrades to the installed base in Europe and our home markets, while enabling the rapid deployment of new products. These harmonized products and solutions became available during the third quarter of fiscal 2008. Additionally, we will share sales and support resources with Ascom on a global basis and we no longer intend to maintain a separate direct sales and support organization for our European region.

Call Box

We market and sell our call boxes primarily to state and local governmental agencies located in California and New York through a direct sales force located in Lake Forest, California.

Competition

ChargeSource®

Numerous providers, including Delta Electronics, Inc., Mobility Electronics, Inc., Targus, Belkin, Kensington, and APC, sell products that compete directly with our ChargeSource® products. Cellular telephone and personal computer OEMs also deliver competitors’ products to the market for our ChargeSource® external power adapters. Many of these distributors and our design and manufacturing competitors are larger and have greater financial resources. We believe that the patents that cover our ChargeSource® products provide us with a competitive advantage.

To compete successfully in this market, we believe we must:

•	Differentiate our offerings through innovation and development of new or enhanced products;

•	Successfully meet stringent design specifications in a timely manner;

•	Manufacture and deliver low cost products in sufficient volumes on time; and

•	Price our products competitively.

Wireless Test Solutions

The market for our hardware and software test tools is highly competitive and is served by numerous providers. Our primary competitors with respect to our WTS products are Agilent Technologies, Ascom, Ericsson, Andrew Corporation (CommScope), and SwissQual. Many of our competitors are larger and have greater financial resources.

The wireless industry is characterized by rapid technological changes, frequent new product and service introductions, and evolving industry standards. To compete successfully in this market, we believe we must:

•	Properly identify customer needs;

•	Price our products competitively;

•	Differentiate our offerings through innovation and development of new or enhanced products;

•	Successfully commercialize new technologies in a timely manner; and

•	Manufacture and deliver our products in sufficient volumes on time.

Call Box

The market for our call boxes is served by numerous competitors, including US Commlink, GAI-Tronics, Talk-A-Phone, and other manufacturers of wireless and wireline emergency and information communication devices. Certain of our competitors are larger and have greater financial resources.

To compete successfully in the call box market, we believe we must:

•	Price our products and services competitively; and

•	Manufacture and deliver our products and services on time.

Key Customers

We derive a substantial portion of our revenue from a limited number of customers.

ChargeSource®

In fiscal 2008, 2007, and 2006, Kensington, our primary distributor of ChargeSource® products, accounted for revenue totaling $4.7 million, $15.4 million, and $11.8 million, or 20 percent, 32 percent, and 25 percent of total consolidated revenue, respectively.

Wireless Test Solutions

In fiscal 2008, 2007, and 2006, Verizon accounted for revenue totaling $3.7 million, $7.0 million, and $11.9 million, or 16 percent, 15 percent, and 25 percent of total consolidated revenue, respectively. In fiscal 2007 and 2006, SwissQual, our former exclusive distributor of WTS products in our European region, accounted for $2.5 million and $8.8 million, or 5 percent and 19 percent of total consolidated revenue, respectively. During fiscal 2008, revenue earned from SwissQual was negligible, primarily due to the termination of the sales alliance in December 2006.

Call Box

Our Call Box business derives a significant portion of its revenue from state and local governmental agencies. In fiscal 2008, 2007, and 2006, revenue from these governmental agencies totaled $10.7 million, $14.7 million, and $8.7 million, or 46 percent, 31 percent, and 18 percent of total consolidated revenue, respectively.

The spending patterns of Verizon, Kensington, or any of our other key customers can vary significantly from year to year. Any significant reduction in the spending patterns of these customers could adversely affect our revenue, operating results, and cash flows.

International Operations

We sell our ChargeSource® and WTS products to customers located throughout the world. In fiscal 2008, 2007, and 2006, we derived 82 percent, 81 percent, and 68 percent of total revenue, respectively, from customers in the United States and 18 percent, 19 percent, and 32 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The decrease in the percentage of sales to foreign countries during fiscal 2008 and 2007 as compared to fiscal 2006 is primarily due to decreasing sales of our WTS products to SwissQual. In fiscal 2008, 2007, and 2006, there were no foreign countries from which we derived more than 10 percent of total revenue.

Research and Development

We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, and evolving technology standards. Accordingly, we devote significant resources to designing and developing new and enhanced products that can be manufactured cost effectively and sold at competitive prices. During fiscal 2008, 2007, and 2006 we incurred approximately $6.5 million, $5.7 million, and $5.5 million, respectively, in research and development expenses. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.

As of April 4, 2008, we had approximately 29 engineers, 9 of whom are dedicated ChargeSource® engineers, and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

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

Manufacturing and Suppliers

For our WTS and Call Box products, we maintain one ISO-9001:2000 certified manufacturing facility in Lake Forest, California. For all three businesses, our manufacturing process involves the final assembly and test of individual components by production technicians. The components used by us consist primarily of printed circuit boards and related assemblies, specialized subassemblies, fabricated housings and chassis, and test mobiles. Most of our components and subassemblies are manufactured by third parties to our specifications and are generally delivered to us for final assembly and test. During fiscal 2005, we ceased manufacturing our ChargeSource® products in-house and transitioned all manufacturing responsibility related to these products to contract manufacturers located in China.

Patents and Intellectual Property

We hold patents that cover key technical aspects of our ChargeSource® products. For our WTS business, we generally rely on a combination of trade secrets, copyrights, and contractual rights to protect our intellectual property embodied in the hardware and software products.

Industry Practices Impacting Working Capital

Our working capital and operating cash flow is affected by our need to balance inventory levels with customer demand. Existing industry practices that affect our working capital and operating cash flow include (i) the level of variability of customer orders relative to the volume of production, (ii) vendor lead times, (iii) materials availability for critical parts, (iv) inventory levels necessary to achieve rapid customer fulfillment, and (v) the granting of extended payment terms to certain foreign customers.

Currently, we sell our products under purchase orders that are placed with short-term delivery requirements. As a result, we periodically maintain significant levels of inventory of long-lead components in order to meet our expected obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

Our standard terms require customers to pay for our products in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

Employees

As of April 4, 2008, we employed approximately 119 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, computer science, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly the highly skilled engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Our success depends to a significant extent upon the contribution of our executive officers and other key employees. During December 2005, the Board of Directors approved and adopted the 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of our common stock. The adoption of the 2005 Plan was ratified by our shareholders at the annual shareholders’ meeting held on June 20, 2006.

ITEM 1A.	RISK FACTORS

Failure to adjust our operations in response to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.

The spending patterns of many of our WTS customers have been volatile, unpredictable, and driven by market and technological factors that we cannot control or predict. In addition, consumer demand for our ChargeSource® mobile power products has been subject to fluctuations as a result of our choices of distribution partners, market acceptance of our products, the timing and size of customer orders, and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our manufacturing and related cost structures to changing market conditions because a significant portion of our sales and marketing, design and other engineering, and manufacturing costs are fixed. If customer demand for our WTS and ChargeSource® products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess capacity, which could adversely affect our operating results. Conversely, if market conditions improve, our manufacturing capacity may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

A significant portion of our revenue is derived from the sale of our WTS products to customers in the wireless communications industry. We are currently experiencing a significant decrease in revenue caused by widespread industry consolidation including substantial delays in purchasing decisions by our customers and reduced demand for our products. If these market conditions continue, our operating results and financial condition could suffer.

Revenue from the sale of our WTS products accounted for 29 percent of total revenue for fiscal 2008. Wireless carriers are the primary customers for our WTS products. These customers operate in an environment driven by new technology, increased competition, and regulatory change. To compete effectively, the wireless carriers must offer their subscribers lower prices, improved quality of service, and innovative new services. Increasing use, global subscribers, and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. Despite this greater emphasis, current demand for our WTS products has decreased compared to the prior fiscal year driven by widespread industry consolidation, delays in purchasing decisions by our customers, increased competition, and increased pricing pressure. If these market conditions continue, our operating results and financial condition may be adversely affected.

A substantial portion of our call box revenue in fiscal 2008 was derived from non-recurring upgrades of call boxes for government customers. If we are unable to replace this revenue stream, our operating results and financial condition will be negatively impacted.

Approximately $4.6 million and $10.0 million of our fiscal 2008 and 2007 call box revenue was generated from sales of digital and text-telephony upgrades to our installed base of call boxes. During fiscal 2009 we expect to substantially complete the previously awarded digital and TTY upgrade contracts. We expect call box revenue for fiscal 2009 to decrease compared to fiscal 2008. If we are unable to replace this revenue stream, our operating results and financial condition will be negatively impacted.

The ChargeSource® and WTS products we make are complex and have short life cycles. If we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete and our operating results could suffer.

The wireless communications and consumer electronics industries are characterized by rapid technological changes, frequent new product introductions, and evolving industry standards. Additionally, our ChargeSource® mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:

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

The wireless communications and consumer electronics industries in which we sell our products are highly competitive. We compete on many levels, including the timing of development and introduction of new products, technology, price, quality, customer service, and support. Our competitors range from some of the respective industries’ largest corporations to relatively small and highly specialized firms. Many of our competitors possess advantages over us, including greater financial and marketing resources, greater name recognition and larger and more established customer and supplier relationships. Our competitors also may be able to respond more quickly to new or emerging technologies and changes in customer needs. If we do not have the resources or expertise necessary to compete or to match our competitors or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and revenue.

The average selling prices of our products may decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our revenue and operating results.

Our products may experience a reduction in the average selling prices over their respective sales cycles. Further, as we introduce new or next-generation products, sales prices of legacy products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product and manufacturing costs. There can be no assurances we will be successful in our efforts to reduce these costs. In order to do so, we must carefully manage the price paid for components used in our products, as well as manage our inventory costs to reduce overall product costs. If we are unable to reduce the overall production cost of legacy products as new products are introduced, our average gross margins may decline and adversely affect our operating results.

A significant portion of our revenue is dependent in part upon our relationships with our strategic distribution partners and their performance. If we are unable to successfully manage our relationships with the distributors of our mobile power products, our revenue and operating results could suffer.

Our ChargeSource® mobile power products are distributed by Kensington, a distributor of consumer electronics. Our success will depend in part upon Kensington’s ability and willingness to effectively and widely distribute our ChargeSource® products on a non-exclusive basis. If Kensington and any other distributors we may do business with in the future do not purchase the volume of products that we anticipate, our revenue and results of operations will suffer.

During November 2006, in response to increased competition in the QoS market, we announced a cooperative alliance with Ascom, a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we have developed harmonized test and measurement systems and solutions for 3G and 4G wireless standards, accelerating the availability of upgrades to the installed base in Europe and our home markets, while enabling the rapid deployment of new products. These harmonized products and solutions are now available to the market. Additionally, the companies will share sales and support resources on a global basis. We believe our alliance with Ascom will open sales channels, particularly in our European region. Our success will depend in part upon Ascom’s ability to capture the current installed base in Europe, as well as to provide sales and support services in that region. If we are unable to sell our jointly developed harmonized products, our revenue and operating results could suffer.

A significant portion of our revenue is derived from a limited number of customers, and any loss of, cancellation, or delay in purchases by these customers could cause a significant decrease in our revenue.

We have historically derived a significant portion of our revenue from a limited number of customers. Our two key customers for fiscal 2008 accounted for $8.4 million, or 36 percent of total revenue. We expect that a limited number of customers will continue to represent a large percentage of our revenue in the future. If any of our key customers reduces, cancels, or delays orders, and we are not able to develop other customers who purchase products at comparable levels, our revenue could decrease significantly. In addition, any difficulty in collecting amounts due from one or more of our key customers would negatively impact our results of operations and financial condition.

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

We currently maintain sales and support operations in the United States, China, Europe, and Latin America. Our international operations accounted for approximately 18 percent of total revenue for fiscal 2008. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. Specifically, our ChargeSource® contract manufacturer and a majority of our component suppliers are located in Asia. We do business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our ability to outsource our manufacturing and supply needs to foreign countries as well as our sales of products and services in international markets.

Our failure to address laws and regulations governing our government contracts, could adversely affect our Call Box business and operating results.

We depend on contracts with state and local governmental agencies for a significant portion of our call box revenue, and are subject to various laws and regulations that only apply to companies doing business with the government. For example, we supply call boxes and provide installation and long-term maintenance services to regional and municipal transit authorities and other governmental agencies. In fiscal 2008, we derived 46 percent of our revenue from contracts with these governmental customers. From time to time we are also subject to investigation for compliance with regulations governing our government contracts. Our failure to comply with any of these laws or regulations could result in suspension of these contracts, or subject us to administrative claims.

Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2008, one of the contract manufacturers for our ChargeSource® products provided $2.2 million, or 19 percent of all inventory purchases, and the contract manufacturer of our printed circuit boards provided $1.6 million, or 14 percent of all inventory purchases.

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

Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual proprietary rights in our proprietary technology. We are required to spend significant resources to monitor and enforce our intellectual property rights; however these rights might not necessarily provide us with a sufficient competitive advantage. Our intellectual proprietary rights could be challenged, invalidated, or circumvented by competitors or others. Our employees, customers or partners could breach our confidentiality agreements, for which we may not have an adequate remedy available. We also may not be able to timely detect the infringement of our intellectual property rights. The occurrence of any of the foregoing could harm our competitive position.

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

Additionally, as previously discussed, during fiscal 2005 we transitioned the manufacturing of our ChargeSource® products to a contract manufacturer located in China. If any significant disruption occurs in the facility in China, it would have a material adverse effect on our financial condition and operating results.

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

We may need additional capital in the future to fund the growth of our businesses, which we may not be able to obtain on acceptable terms.

We currently anticipate that our available capital resources and operating income will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, it is not assured that such resources will be sufficient to fund the long-term growth of our business. In particular, we may experience a negative operating cash flow due to the timing of anticipated sales of our products. We may raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms or we may seek working capital financing under a revolving line of credit. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results for our three business segments. Our quarterly operating results may fluctuate for many reasons, including:

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

All of these factors may contribute to the volatility of our stock price.

The trading volume of our common stock often has been limited and may depress the price for our common stock.

A significant decline in our stock price, even if temporary, could result in substantial losses for individual shareholders. The trading volume of our common stock has been and may continue to be limited. Limited trading volume could depress the price for our common stock because fewer analysts may provide coverage for our stock and because investors might be unwilling to pay a higher market price for a stock that is less liquid. This limited trading volume, along with market and industry stock price fluctuations and other factors affecting our operations, may depress the price for our common stock or result in greater volatility in the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters and manufacturing facility is located in Lake Forest, California. This leased facility consists of approximately 25,000 square feet of office space and approximately 5,000 square feet of manufacturing and warehouse space. The lease for this facility expires in August 2011. We also lease office space and, in some instances, warehouse space in California, New York, China, and Mexico. The leases on these facilities, which are used by our call box and WTS businesses, expire on various dates through June 2010.

ITEM 3.	LEGAL PROCEEDINGS

Mobility Electronics, Inc. (“Mobility”) vs. Comarco Wireless Technologies, Inc., Case No. 5:07cv00084, U.S. District Court for the Eastern District of Texas. On June 8, 2007, Mobility sued us alleging that two Mobility patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by us in our mobile power products sold through our distributors. We have denied liability and countersued alleging that Mobility has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that Mobility is liable for infringement of at least one Comarco patent by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the Comarco patent. Mobility has denied liability and amended its claims to further allege that we breached the Settlement Agreement by asserting claims against Mobility because its activities are permissible under the Settlement Agreement. On November 29, 2007, we filed our Answer, Defense, and Counterclaims. On March 5, 2008, both parties attended mediation before a retired U.S. district court judge, which did not lead to a settlement. However, the parties may continue mediation within a month or two. Trial is set for July 2009.

SwissQual AG (“SwissQual”) vs. Comarco Wireless Technologies, Inc., Case No. cv-07-07819, Central District of California. On November 30, 2007, SwissQual filed a lawsuit against us alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the December 15, 2005 Distribution and Sales Agreement between the parties.

We answered SwissQual’s complaint and denied any and all liability to SwissQual and denied that SwissQual is entitled to any of the relief sought in its complaint. In addition, we asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership. SwissQual has informed the Court that it will be amending its complaint. Discovery has not yet commenced and a trial date has been set for February 10, 2009.

The matters described above are in the very early stages and the outcome of these matters is neither determinable nor estimable. We believe we have meritorious defenses to the matters described above and intend to vigorously defend these actions. In addition to the pending matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended January 31, 2008 to a vote of our security holders.

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

	High	Low
Year ended January 31, 2008:
First Quarter	$9.15	$6.51
Second Quarter	6.90	5.75
Third Quarter	6.43	5.32
Fourth Quarter	6.01	4.91
Year ended January 31, 2007:
First Quarter	$13.01	$10.63
Second Quarter	12.31	8.76
Third Quarter	9.81	7.75
Fourth Quarter	10.30	7.31

Holders

As of April 4, 2008, there were 314 holders of record of our common stock.

Dividends

We declared a special dividend of $1.00 per share to shareholders of record on April 5, 2007, paid on April 23, 2007. The amount paid was $7.4 million. We do not expect to pay cash dividends in the near future.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Revenue:
Products	$18,353	$42,725	$42,260	$24,159	$29,208
Services	4,847	5,051	4,618	5,064	5,057

	23,200	47,776	46,878	29,223	34,265

Cost of revenue:
Products	14,083	26,262	26,727	17,445	18,591
Services	3,291	3,352	3,185	3,463	3,135

	17,374	29,614	29,912	20,908	21,726

Gross profit	5,826	18,162	16,966	8,315	12,539
Selling, general, and administrative expenses	10,244	10,674	9,490	9,001	9,848
Goodwill impairment charge	496	—	—	—	—
Engineering and support expenses	8,799	7,989	7,682	7,521	5,812

Operating loss	(13,713)	(501)	(206)	(8,207)	(3,121)
Other income, net	842	941	345	180	237
Gain on sale of equipment, net	321	—	—	—	—
Gain on sale of investment in SwissQual and intangible asset	1,976	1,687	6,438	—	—
Minority interest in loss of subsidiary	—	—	—	72	34

Income (loss) from continuing operations before income taxes and discontinued operations	(10,574)	2,127	6,577	(7,955)	(2,850)
Income tax expense (benefit)	(590)	350	201	2,426	(1,008)

Income (loss) from continuing operations	(9,984)	1,777	6,376	(10,381)	(1,842)
Income (loss) from discontinued operations	—	—	(45)	325	596

Net income (loss)	$(9,984)	$1,777	$6,331	$(10,056)	$(1,246)

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.36)	$0.24	$0.86	$(1.41)	$(0.26)
Discontinued operations	—	—	(0.01)	0.04	0.09

Net income (loss)	$(1.36)	$0.24	$0.85	$(1.37)	$(0.17)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.36)	$0.24	$0.86	$(1.41)	$(0.26)
Discontinued operations	—	—	(0.01)	0.04	0.09

Net income (loss)	$(1.36)	$0.24	$0.85	$(1.37)	$(0.17)

Cash dividends declared per common share	$1.00	$—	$—	$—	$—

	As of January 31,
	2008	2007	2006	2005	2004
	(In thousands)
Working capital	$17,723	$33,618	$29,443	$19,057	$25,213
Total assets	32,581	51,413	52,805	40,226	52,139
Borrowing under line of credit	—	—	—	—	—
Long-term debt	—	—	—	—	—
Stockholders’ equity	20,815	37,989	36,108	29,774	38,891

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8 of this report on Form 10-K. This report contains forward-looking statements including, without limitation, statements regarding trends, cyclicality, seasonality, and growth in the markets we sell into, our strategic direction, expenditures in research and development, contracts, our future effective tax rate, new product introductions, changes to our manufacturing processes, our liquidity position, our ability to generate cash from continuing operations, our expected growth, the potential impact of our adopting new accounting pronouncements, our financial results, revenue generated from international sales, the impact of our variable cost structure, and the existence or length of an economic recovery that involves risks and uncertainties. Our actual results could differ from the results contemplated by these forward-looking statements due to certain factors, including those discussed in Part I, Item 1A and elsewhere in this report.

Overview

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Our revenue and related cash flows are primarily derived from sales of our ChargeSource® mobile power products, wireless test solutions (“WTS”) products, and call boxes and related maintenance services. We have three reportable segments: ChargeSource®, WTS, and Call Box. See “Segment Reporting” in Notes 2 and 21 of notes to our consolidated financial statements included in Part II, Item 8 of this report.

Industry and Company Trends and Uncertainties

ChargeSource®

Designed with the needs of the traveling professional in mind, our ChargeSource® external mobile power adapters provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned ChargeSource® product offering consists of external AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource® products are also programmable, allowing those who use rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip® connected to the end of the charging cable, our external power adapters are capable of charging and powering multiple devices, including most notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other handheld devices without requiring a peripheral product.

Personal computer manufacturers continue to design and manufacture notebook computers with enhanced functionality and features. These notebook computers generally have greater power requirements. As power requirements increase, so generally does the size of the OEM power adapter sold with each notebook computer. To address this industry-wide trend, we have developed a family of compact high-power ChargeSource® external power adapters that are compatible with most legacy, current, and planned notebook computers. These new ChargeSource® external power adapters are able to deliver up to 120 watts of power in a very small form factor or compact size.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our ChargeSource® business:

•

In late January 2008, we began volume production of a small form factor 90-watt AC/DC external power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory.

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

•	Due to the transition to a non-exclusive distribution model, we have experienced and may continue to experience disruption in the sale of our ChargeSource® products over the next several quarters.

•

ChargeSource® revenue for fiscal 2008 decreased significantly to $5.4 million compared to $16.7 million for fiscal 2007. However, on a sequential basis, ChargeSource® revenue for the fourth quarter of fiscal 2008 increased approximately $0.6 million compared to the prior fiscal quarter. This sequential increase is attributable to new orders for our existing product line and the initial shipments of the Lenovo product.

•

The current level of ChargeSource® sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. Our ability to drive increased sales is dependent upon, among others, the following factors:

–	Successful development and release for manufacture of certain AC and AC/DC external power adapter products designed to address the requirements of our retail and OEM accessories channels;

–	Securing additional retail distribution partners under non-exclusive arrangements; and

–	Market and customer acceptance of our new products expected to be available by the end of the first quarter of 2009.

•

Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

•	As of January 31, 2008, we have a backlog of orders from Lenovo of 216,000 units, and therefore expect our revenue to increase in the first quarter of fiscal 2009.

Wireless Test Solutions

Our WTS business designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and service providers. Radio frequency engineers, network improvement professionals and technicians use these test tools to deploy and optimize wireless networks, and to verify the performance, and resulting quality of service, of the wireless networks once deployed.

Wireless carriers are the primary customers for our WTS products. These customers operate in an environment driven by new technology, increased competition, and regulatory change. To compete effectively, the wireless carriers must offer their subscribers lower prices, improved quality of service, and innovative new services. Increasing use, global subscribers, and data-intensive applications are driving higher capacity utilization of existing networks, requiring wireless carriers around the globe to place a greater emphasis on capital expenditures devoted to their wireless networks. Despite this greater emphasis, current demand for our WTS products has decreased compared to the prior fiscal year driven by widespread industry consolidation, delays in purchasing decisions by our customers, increased competition, and increased pricing pressure.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our WTS business:

•

Current demand for our next-generation mobile test equipment was soft across all our regions as wireless carriers delay deployment of capital for such mobile test tools. WTS revenue for fiscal 2008 decreased compared to the prior fiscal year, underscoring the challenges of our WTS business, which include a consolidating customer base comprised of a relatively small number of wireless carriers and equipment vendors, as well as uncertainty regarding the timing and amount of anticipated orders from this customer base. Additionally, we have experienced increased competition in our European region from SwissQual and others. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

•

During fiscal 2007, we entered into a cooperative alliance with Ascom, a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we have developed harmonized test and measurement systems and solutions for 3G and 4G wireless standards. These harmonized products and solutions are now available to the worldwide marketplace.

•

Late in the fourth quarter of fiscal 2008, we received a purchase order from AT&T valued at approximately $10.1 million for the Symphony™ Multi system, jointly developed by Ascom and Comarco. We began delivery on this order during the first quarter of fiscal 2009, and expect to complete delivery during the first half of fiscal 2009.

Call Box

Our Call Box business designs, manufactures, and maintains emergency call boxes. Our call boxes provide emergency communication over existing wireless networks. In addition to call boxes, we provide installation and long-term maintenance services. Currently, there are approximately 9,200 call boxes that we maintain under long-term agreements that expire at various dates through January 2012.

Wireless carriers have begun reallocating spectrum away from analog, or first generation, wireless technologies to digital, or 2G and 2.5G, wireless technologies. As a result, state and local governmental agencies are continuing to upgrade their existing call box systems to digital to maintain the functional efficiencies of their call box systems. Our upgraded call boxes are configured to accommodate 2.5G GSM and CDMA wireless technologies. During fiscal 2008, 2007, and 2006, we executed on multiple upgrade contracts.

Management currently considers the following additional trends, events, and uncertainties to be important to understanding our Call Box business:

•

During fiscal 2008, we upgraded 2,900 call boxes from analog to digital and/or text-telephony (“TTY”) technologies provided by wireless carriers and recorded revenue totaling approximately $4.5 million. This upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call boxes. During fiscal 2007, we upgraded approximately 4,800 call boxes and recorded revenue totaling approximately $10.0 million, which also included revenue related to retrofit, site mitigation activities, and call box removal activities.

•

During the third quarter of fiscal 2008, we were awarded a contract by Kern County, California to upgrade their existing analog call box system, consisting of approximately 574 units. This contract is valued at approximately $1.5 million. During the fourth quarter of fiscal 2008, we recorded $0.4 million of revenue and completed 216 units. We expect to complete the project during the second quarter of fiscal 2009, which includes site mitigation valued at $0.3 million.

•

During the third quarter of fiscal 2008, we were awarded the amended contract to upgrade the call boxes owned by the Riverside County SAFE, located in California, to digital and TTY technologies. This upgrade is valued at approximately $1.6 million. We began work during the fourth quarter of fiscal 2008, recording revenue of $0.9 million, and expect to complete the project during the first quarter of fiscal 2009.

•	We anticipate a decline in call box revenue during fiscal 2009 compared to fiscal 2008, as we expect to substantially complete the upgrade of the installed base by the first quarter of fiscal 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to apply accounting policies and make certain estimates and judgments. All of our significant accounting policies are presented in Note 2 to our consolidated financial statements. Of our significant accounting policies, we believe the following are the most significant and involve a higher degree of uncertainty, subjectivity, and judgments. These policies involve estimates and judgments that are inherently uncertain. Changes in these estimates and judgments may significantly impact our annual and quarterly operating results.

Revenue Recognition

We recognize product revenue upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. Generally, our products are shipped FOB named point of shipment, whether it is Lake Forest, our corporate headquarters, or Hong Kong, the shipping point of our ChargeSource® products. Shipments to SwissQual, our former exclusive WTS distributor in Europe, are shipped delivery duties unpaid (“DDU”). Under DDU, title and risk of loss for the goods shipped passes to the buyer at destination.

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

For fiscal year 2006, stock-based compensation was determined under Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock-based compensation plans.

Software Development Costs

We had $8.4 million of gross capitalized software as of January 31, 2008, which has been fully amortized. Capitalized software amortization expense is included in cost of revenue. We capitalize software developed for sale or lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS No. 86”), “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software costs incurred subsequent to the determination of the technological feasibility of the software product are capitalized. Technological feasibility is generally demonstrated by the completion of a working model. Our policy is to capitalize the costs associated with development of new products and expense the costs associated with new releases, which primarily consist of enhancements or increased functionality of software embedded in existing products. Significant management judgment is required in determining whether technological feasibility has been achieved for a particular software project and in estimating the economic life of the related product. Capitalization ceases and amortization of capitalized costs begins when the software product is available for general release to our customers. Each quarter we compare capitalized software development costs to our estimate of projected revenues quarterly to determine if any impairment in value has occurred that would require an adjustment in the carrying value or change in expected useful lives under the guidelines established under SFAS No. 86. We also continually evaluate the recoverability of software acquired through acquisition or by direct purchase of technology.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2008.

Valuation of Goodwill

We account for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we no longer amortize goodwill from acquisitions, but continue to amortize other acquisition-related intangibles and costs. As of January 31, 2008, we had $1.9 million of goodwill recorded in our audited consolidated balance sheet.

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

We performed our annual goodwill impairment analysis as of January 31, 2008, and identified impairment related to our call box acquisition goodwill in the amount of $0.5 million. The impairment review is based upon a discounted cash flow approach that uses estimates of future market share and revenue and costs for the reporting units, as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved and we may incur additional charges for impairment of goodwill.

For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We also annually review the useful lives of each of our intangible assets. As of January 31, 2008, we had $0.5 million of non-goodwill acquired intangible assets recorded in intangible assets, which relates to intellectual property rights.

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

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2008, 2007, and 2006:

Consolidated

	Years Ended January 31,									2008 over 2007	2007 over 2006
	2008			2007			2006			% Change	% Change
	(In thousands)
			% of Revenue			% of Revenue			% of Revenue
Revenue:
Products	$18,353		79%	$42,725		89%	$42,260		90%	(57)%	1%
Services	4,847		21%	5,051		11%	4,618		10%	(4)%	9%

	$23,200		100%	$47,776		100%	$46,878		100%	(51)%	2%

Operating loss	$(13,713)			$(501)			$(206)

Income (loss) from continuing operations	$(9,984	) (1)		$1,777	(2)		$6,376	(3)

(1)	Includes gain on sale of investment in SwissQual totaling $2.0 million.
(2)	Includes gain on sale of investment in SwissQual totaling $1.7 million.
(3)	Includes gain on sale of investment in SwissQual and intangible asset totaling $6.4 million.

	Years Ended January 31,			2008 over 2007	2007 over 2006
	2008	2007	2006	% Change	% Change
	(In thousands)
Revenue:
Americas
North America	$19,038	$38,570	$31,718	(51)%	22%
Others	986	2,171	2,855	(55)%	(24)%
Europe	2,303	6,311	12,022	(64)%	(48)%
Asia – Pacific	873	724	283	21%	155%

	$23,200	$47,776	$46,878	(51)%	2%

Revenue

The fiscal 2008 decrease in revenue of $24.6 million is attributable to decreased sales from all three of our businesses. The fiscal 2008 decrease in revenue for our ChargeSource®, WTS, and Call Box businesses totaled $11.3 million, $8.7 million, and $4.6 million, respectively, compared to fiscal 2007.

The fiscal 2007 increase in revenue of $0.9 million compared to fiscal 2006, is attributable to a $4.4 million and $5.7 million increase in sales by our ChargeSource® and Call Box businesses, respectively, offset by a $9.2 million decrease in sales by our WTS business.

A more detailed analysis of the revenue changes appears in the discussion of each of our business segments below.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2008 over 2007	2007 over 2006
	2008		2007		2006		% Change	% Change
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$13,851	76%	$25,165	59%	$24,801	59%	(45)%	2%
Amortization – software development products	232	1%	1,097	3%	1,926	4%	(79)%	(43)%

	14,083	77%	26,262	62%	26,727	63%	(46)%	(2)%

Services	3,280	68%	3,330	66%	3,163	68%	(1)%	5%
Amortization – software development services	11	—	22	—	22	1%	(50)%	—

	3,291	68%	3,352	66%	3,185	69%	(2)%	5%

	$17,374	75%	$29,614	62%	$29,912	64%	(41)%	(1)%

	Years Ended January 31,			2008 over 2007 ppt	2007 over 2006 ppt
	2008	2007	2006	Change	Change
	(In thousands)
Gross margin:
Products	23%	38%	37%	(15)	1
Services	32%	34%	31%	(2)	3
Combined gross margin	25%	38%	36%	(13)	2

The fiscal 2008 decrease in cost of revenue of $12.2 million compared to fiscal 2007 is primarily attributable to the 51 percent volume decrease in total revenue. The cost of revenue did not decline by as much as revenue due to fixed manufacturing overhead remaining relatively constant in fiscal 2008 compared to fiscal 2007, as well as approximately $0.4 million in higher scrap charges, specifically as related to ChargeSource®. A more detailed analysis of the cost of revenue and gross margin changes appears in the discussion of our business segments below.

The fiscal 2007 decrease in cost of revenue of $0.3 million compared to fiscal 2006, was attributable to a $0.8 million decrease in amortization of software development, a $1.1 million decrease in ChargeSource® inventory charges, partially offset by a $0.6 million increase in subcontractor costs in support of our call box upgrades, and the increase in total revenue.

Operating Costs and Expenses

	Years Ended January 31,						2008 over 2007	2007 over 2006
	2008		2007		2006		% Change	% Change
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$5,253	22%	$5,485	11%	$4,386	9%	(4)%	25%
Allocated corporate overhead	4,991	22%	5,189	11%	5,104	11%	(4)%	2%
Goodwill impairment charge	496	2%	—	—	—	—	—	—
Gross engineering and support expenses	8,799	38%	7,989	17%	7,682	17%	10%	4%

	$19,539	84%	$18,663	39%	$17,172	37%	5%	9%

As revenue has declined for the year ended January 31, 2008 compared to the prior fiscal years presented, selling, general, and administrative expenses, allocated corporate overhead expenses, and gross engineering and support expenses all represent a larger percentage of revenue than in the prior year. The fixed cost structure of our business has been maintained in support of our expected future business.

The fiscal 2008 decrease in selling, general, and administrative expenses of $0.2 million compared to fiscal 2007 relates to a reduction in WTS selling expenses in Europe and South America, as well as reduced commission expenses earned by WTS sales staff offset by increased legal fees of $0.8 million incurred relating to the Mobility litigation.

The fiscal 2007 increase in selling, general, and administrative expenses of $1.1 million compared to fiscal 2006 was attributable to several factors including:

•	A $0.5 million non-recurring bad debt recovery related to our WTS business recorded in fiscal 2006;

•	The fiscal 2007 increase in legal fees of approximately $0.4 million compared to fiscal 2006, relating to the development and protection of our ChargeSource® intellectual property rights, and

•	The fiscal 2007 increase in selling, general, and administrative expenses of approximately $0.2 million compared to fiscal 2006, relating to increased call box personnel costs.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our three businesses based on each business’s percentage share of total Company costs and expenses. As a percentage of revenue, allocated corporate overhead doubled to 22 percent in fiscal 2008 compared to 11 percent in fiscal 2007.

In fiscal 2008, allocated corporate overhead decreased by $0.2 million or 4 percent. The primary reason for the decrease is due to non-recurring corporate relocation expenses of $0.3 million incurred in fiscal 2007 relating to the August 2006 corporate office move to its present location. Offsetting this decrease was a slight increase in expenses related to the current year Sarbanes-Oxley 404 internal control testing and SFAS No. 123R compensation expense.

While allocated corporate overhead for fiscal 2007 increased by less than $0.1 million compared to fiscal 2006, the specific cost components did fluctuate. In fiscal 2007, we adopted SFAS No. 123R and included approximately $0.3 million of non-cash compensation expense in allocated corporate overhead. Additionally, in fiscal 2007 we incurred approximately $0.3 million related to relocating our corporate offices. These fiscal 2007 increases in allocated corporate overhead were offset by a decrease in incentive compensation for our corporate officers totaling $0.5 million compared to fiscal 2006.

The fiscal 2008 goodwill impairment charge relates to the impairment of call box goodwill in the amount of $0.5 million. We perform the annual assessment of impairment for goodwill during the fourth quarter each year. During the current year assessment it was determined that the future cash flows anticipated to be generated by the business are insufficient to cover the current carrying value of assets. The entire balance of goodwill related to the fiscal 1997 GTE call box acquisition and the fiscal 1998 Cubic acquisition were written-off.

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

The fiscal 2008 increase in engineering and support costs includes approximately $0.8 million in increased materials and lab testing for the development of the Lenovo OEM power adapter by our ChargeSource® business.

The fiscal 2007 increase in engineering and support expenses of $0.3 million compared to fiscal 2006, was primarily attributable to increased WTS engineering costs consisting of wages and related costs, as well as third-party design fees in support of the redesign of the Seven.Five QoS software to exclude SwissQual content.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2008, 2007, or 2006.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, was $0.8 million, $0.9 million, and $0.3 million in fiscal 2008, 2007, and 2006, respectively. The increases in fiscal 2008 and 2007 in other income compared to fiscal 2006 were due to increases in our cash balances coupled with higher interest rates.

Gain on Sale of Equipment, net

The gain on sale of equipment recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers.

Gain on Sale of Investment in SwissQual and Intangible Asset

As further discussed in the section entitled “Results of Operations – Wireless Test Solutions” during January 2006, we sold our 18 percent interest in SwissQual. Upon the closing of the transaction, we received approximately $6.8 million of the closing consideration, net of transaction costs. We recorded a gain on sale of investment totaling $6.1 million, which was based on the cash consideration we received. During fiscal 2007, we received $1.7 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. During fiscal 2008, we received $2.0 million of contingent consideration and escrow distributions, net of $43,000 of transaction costs, recorded as gain on sale of investment in SwissQual.

Prior to the sale transaction, SwissQual declared and paid a cash dividend to its then current shareholders. During January 2006, we recorded the approximately $0.4 million dividend declared as a reduction in the cost basis of our investment in SwissQual. Additionally, during December 2005, we sold rights to software to SwissQual for approximately $0.5 million. At the time of the sale, such software rights had an unamortized book value of approximately $0.2 million. Accordingly, we recorded a gain on sale of intangible assets totaling approximately $0.3 million.

Income Tax Expense (Benefit)

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, we established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2008.

During fiscal 2008, we recorded a net loss of $10.0 million and recorded $0.6 million in income tax benefit. The net deferred tax asset of $7.7 million at January 31, 2008 is fully reserved, and includes net operating loss carryforwards created in the current fiscal year of $2.7 million.

During fiscal 2007, we recorded net income of $1.8 million and recorded $0.4 million in income tax expense, having fully utilized our net operating loss carryforwards. The net deferred tax asset of $4.3 million at January 31, 2007 was fully reserved.

During fiscal 2006, we recorded net income of $6.3 million and $0.2 million in AMT income tax expense and utilized approximately $2.8 million of our net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006 was fully reserved.

ChargeSource®

	Years Ended January 31,						2008 over 2007	2007 over 2006
	2008		2007		2006		% Change	% Change
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$5,434	100%	$16,745	100%	$12,303	100%	(68)%	36%
Services	—	—	—	—	—	—	—	—

	$5,434	100%	$16,745	100%	$12,303	100%	(68)%	36%

Operating loss	$(8,740)		$(459)		$(3,530)

	Years Ended January 31,			2008 over 2007	2007 over 2006
	2008	2007	2006	% Change	% Change
	(In thousands)
Revenue:
Americas:
North America	$3,012	$13,346	$8,822	(77)%	51%
Others	—	—	—	—	—
Europe	2,127	3,294	3,392	(35)%	(3)%
Asia – Pacific	295	105	89	181%	18%

	$5,434	$16,745	$12,303	(68)%	36%

	Years Ended January 31,			2008 over 2007	2007 over 2006
	2008	2007	2006	% Change	% Change
	(In thousands)
Revenue:
Kensington	$4,660	$15,425	$11,827	(70)%	30%
Battery Biz	259	1,055	404	(75)%	161%
Tumi	280	213	—	31%	—
Lenovo	226	—	—	—	—
Other	9	52	72	(83)%	(28)%

	$5,434	$16,745	$12,303	(68)%	36%

The fiscal 2008 decrease in revenue of $11.3 million, or 68 percent, is primarily due to decreased sales to Kensington. As previously discussed, in April 2007 we entered into a non-exclusive retail distribution agreement with Kensington to allow us to partner with multiple retail distributors. Since the fourth quarter of fiscal 2007, Kensington has purchased fewer ChargeSource® products compared to orders placed under the now terminated exclusive retail distribution agreement. We continue to believe that Kensington is sourcing certain external power adapters, which are not slim and light, from other Asian suppliers, resulting in decreased orders for our slim and light ChargeSource® products.

The fiscal 2007 increase in ChargeSource® revenue of $4.4 million compared to fiscal 2006, was primarily attributable to an increase in sales to Kensington of $3.6 million. Kensington became our exclusive distributor for the retail channel during the third quarter of fiscal 2005 and we began shipping to Kensington during the first quarter of fiscal 2006 as they achieved product placement in retail. ChargeSource® revenue ramped-up during fiscal 2006. First quarter revenue totaled $1.8 million increasing to $4.7 million in the fourth quarter. For the first three quarters of fiscal 2007, ChargeSource® revenue ranged between $4.1 million and $4.5 million per quarter. For the fourth quarter of fiscal 2007 ChargeSource® revenue decreased to $3.8 million compared to the prior 2007 fiscal quarters. We believe Kensington reduced their orders during the fourth quarter of fiscal 2007 in an effort to reduce their inventory of previously purchased ChargeSource® products.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2008 over 2007	2007 over 2006
	2008		2007		2006		% Change	% Change
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Cost of revenue:
Products	$7,329	135%	$11,901	71%	$10,548	86%	(38)%	13%
Amortization – software development	—	—	—	—	—	—	—	—

	7,329	135%	11,901	71%	10,548	86%	(38)%	13%
Services	—		—	—	—	—	—	—

	$7,329	135%	$11,901	71%	$10,548	86%	(38)%	13%

	Years Ended January 31,			2008 over 2007 ppt	2007 over 2006 ppt
	2008	2007	2006	Change	Change
	(In thousands)
Gross margin:
Products	(35)%	29%	14%	(64)	15
Services	—	—	—	—	—

	(35)%	29%	14%	(64)	15

The fiscal 2008 decrease in cost of revenue is attributable to a 68 percent volume decrease in revenue compared to fiscal 2007. The current level of ChargeSource® revenue is insufficient to fully absorb our fixed manufacturing overhead. Cost of revenue for the year ended January 31, 2008 includes $2.4 million of under-absorbed fixed manufacturing overhead. Additionally, the fiscal 2008 cost of revenue includes $0.3 million in increased scrap costs over the prior year, primarily due to design changes made during the development of the Lenovo product.

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

Operating Costs and Expenses

	Years Ended January 31,						2008 over 2007	2007 over 2006
	2008		2007		2006		% Change	% Change
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$2,408	44%	$1,723	10%	$1,406	11%	40%	22%
Allocated corporate overhead	1,940	36%	1,849	11%	1,710	14%	5%	8%
Gross engineering and support expenses	2,497	46%	1,731	10%	2,169	18%	44%	(20)%

	$6,845	126%	$5,303	31%	$5,285	43%	29%	—

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource® business.

The fiscal 2008 increase in selling, general, and administrative expenses is attributable to an increase in legal fees of $0.8 million related primarily to the Mobility litigation, offset by reduced personnel costs of nearly $0.1 million.

The fiscal 2007 increase in selling, general, and administrative expenses in fiscal 2007 of $0.3 million compared to fiscal 2006, was primarily attributable to increased legal fees relating to the development and protection of our intellectual property rights.

See the caption “Operating Costs and Expenses” under the “Consolidated” section earlier in this document for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource® business.

The fiscal 2008 increase in engineering and support costs of $0.8 million relates primarily to the design of the new small form factor 90-watt AC/DC external power adapter for Lenovo, which began shipping in the latter part of the fourth quarter. We incurred $0.4 million in increased material costs during the design phase as well as increased professional fees for lab testing and certifications of $0.2 million. There was also an additional $0.1 million in increased incentive compensation during fiscal 2008.

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

Wireless Test Solutions

Revenue

	Years Ended January 31,						2008 over 2007	2007 over 2006
	2008		2007		2006		% Change	% Change
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$5,962	90%	$14,653	96%	$24,327	99%	(59)%	(40)%
Services	695	10%	654	4%	207	1%	6%	216%

	$6,657	100%	$15,307	100%	$24,534	100%	(57)%	(38)%

Operating income (loss)	$(6,832)		$(1,978)		$1,675

	Years Ended January 31,			2008 over 2007	2007 over 2006
	2008	2007	2006	% Change	% Change
	(In thousands)
Revenue:
Americas:
North America	$4,917	$9,500	$12,855	(48)%	(26)%
Others	986	2,171	2,855	(55)%	(24)%
Europe	176	3,017	8,630	(94)%	(65)%
Asia – Pacific	578	619	194	(7)%	219%

	$6,657	$15,307	$24,534	(57)%	(38)%

The decrease in WTS revenue of $8.7 million in fiscal 2008 as compared to fiscal 2007 relates to decreased revenue across all of our regions. The wireless industry is composed of a relatively small number of wireless carriers and equipment vendors, which can lead to volatility in our results. Our business is characterized by sales to a limited set of customers in each region where we do business. Specifically, in Europe and North America, sales to SwissQual and Verizon decreased $2.5 million and $3.3 million, respectively.

As previously discussed, we received an order from AT&T valued at $10.1 million, which we began delivering during the first quarter of fiscal 2009.

The decrease of product revenue of $9.7 million in fiscal 2007 as compared to fiscal 2006 was attributable to decreased sales to Verizon and SwissQual, the former exclusive reseller of our WTS products in our European region. Fiscal 2007 product revenue from Verizon decreased approximately $4.9 million to $7.0 million as compared to $11.9 million for fiscal 2006. As discussed above, we were awarded two significant contracts from Verizon during fiscal 2006 that were completed during fiscal 2006 and 2007. Additionally, fiscal 2007 sales to SwissQual decreased to $2.5 million as compared to $8.8 million for fiscal 2006, representing a decrease of approximately $6.3 million. Due to the sale of SwissQual to Spirent in January 2006, SwissQual ceased to be our reseller in Europe effective December 31, 2006.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2008 over 2007 % Change	2007 over 2006 % Change
	2008		2007		2006
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,798	47%	$5,119	35%	$10,896	45%	(45)%	(53)%
Amortization – software development	232	4%	1,097	7%	1,926	8%	(79)%	(43)%

	3,030	51%	6,216	42%	12,822	53%	(51)%	(51)%

Services	431	62%	270	41%	73	35%	60%	270%

	$3,461	52%	$6,486	42%	$12,895	53%	(47)%	(50)%

	Years Ended January 31,			2008 over 2007 ppt Change	2007 over 2006 ppt Change
	2008	2007	2006
		(In thousands)
Gross margin:
Products	49%	58%	47%	(9)	11
Services	38%	59%	65%	(21)	(6)
Combined gross margin	48%	58%	47%	(10)	11

The fiscal 2008 decrease in cost of revenue is attributable to a 57 percent decrease in revenue. Capitalized software amortization decreased by $0.9 million, or 79 percent, over the prior year, which contributed to the decline in cost of goods sold. Offsetting the declines in cost of goods sold related to a reduction in revenue and capitalized software amortization, was a $0.5 million increase in expenditures to fulfill maintenance commitments.

The fiscal 2007 decrease in cost of revenue was attributable to the 40 percent volume decrease in product revenue compared to fiscal 2006, as well as other factors. The fiscal 2007 cost of product revenue as a percentage of product revenue decreased to 35 percent from 45 percent for fiscal 2006. The fiscal 2007 decrease in cost of product revenue as a percentage of product revenue was due to the following factors:

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

•	During the second and third quarters of fiscal 2007, we shipped several higher-margin Seven.Five upgrade orders. No similar upgrade orders were shipped during fiscal 2006; and

•

During the fourth quarter of fiscal 2007, we recorded approximately $1.1 million in revenue sharing from SwissQual under the distribution and sales agreement. The related products sold had no cost borne by us and increased our gross profit by the revenue sharing received.

Fiscal 2008, 2007, and 2006 amortization of previously capitalized software development costs totaled approximately $0.2 million, $1.1 million, and $1.9 million, respectively.

Operating Costs and Expenses

	Years Ended January 31,						2008 over 2007 % Change	2007 over 2006 % Change
	2008		2007		2006
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating costs and expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$2,417	36%	$3,258	21%	$2,641	11%	(26)%	23%
Allocated corporate overhead	1,841	28%	1,858	12%	2,488	10%	(1)%	(25)%
Gross engineering and support expenses	5,770	87%	5,683	37%	4,835	20%	2%	18%
Capitalized software development costs	—	—	—	—	—	—	—	—

	$10,028	151%	$10,799	70%	$9,964	41%	(7)%	8%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business.

The fiscal 2008 decrease in selling, general, and administrative expenses of $0.8 million relates to decreased personnel and related costs of $0.5 million in North America and reduced travel of $0.3 million in all regions and a general decrease in sales commissions.

The fiscal 2007 increase in selling, general, and administrative expenses of $0.6 million compared to fiscal 2006, was attributable to a $0.5 million non-recurring bad debt recovery recorded in fiscal 2006. In fiscal 2007, we recorded approximately $0.1 million in bad debt expense to reserve potentially uncollectible accounts receivable.

See the caption “Operating Costs and Expenses” under the “Consolidated” section earlier in this document for a discussion of allocated corporate overhead.

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

Gross engineering expenses increased $0.1 million in fiscal 2008 or 2 percent, primarily due to increased wages and related expenses.

The fiscal 2007 increase in gross engineering and support costs of $0.8 million compared to fiscal 2006 was primarily attributable to increased WTS engineering costs consisting of wages and related costs, as well as third-party design fees in support of the redesign of the Seven.Five QoS software to exclude SwissQual content. The fiscal 2007 increase in wages and related costs, and third-party design fees totaled approximately $0.5 million compared to fiscal 2006.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We did not capitalize any software development costs in fiscal 2008, 2007, or 2006.

During January 2006, Spirent acquired 100 percent of the outstanding shares of SwissQual, including our 18 percent ownership interest, for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. In addition, up to $22.1 million in contingent consideration may be paid within 24 months of closing upon satisfaction of certain performance and other requirements. The majority of the escrowed consideration was released to SwissQual shareholders in January 2008. Upon the closing of the transaction, we received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for our 18 percent ownership interest in SwissQual. During January 2006, we recorded a gain on sale of investment totaling $6.1 million, which was based on the cash consideration we received.

During fiscal 2007, we received $1.7 million of contingent consideration net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. During fiscal 2008, we received $2.0 million of contingent consideration and escrow distributions net of $43,000 of transaction costs, recorded as a gain on sale of investment in SwissQual. During the fourth quarter of fiscal 2008, we received $1.4 million of escrow distributions.

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

The gain on sale of investment in SwissQual and intangible asset is comprised of the following (in thousands):

	Years Ended January 31,
	2008	2007	2006
Sale of investment in SwissQual:
Cash proceeds	$1,976	$1,687	$6,774
Less: Cost basis	—	—	(1,073)
Dividend declared (before withholding)	—	—	420

Gain on sale of investment in SwissQual	1,976	1,687	6,121

Sale of intangible asset:
Cash proceeds	—	—	550
Less: Cost basis	—	—	(233)

Gain on sale of intangible asset	—	—	317

Gain on sale of investment in SwissQual and intangible asset	$1,976	$1,687	$6,438

Call Box

	Years Ended January 31,						2008 over 2007 % Change	2007 over 2006 % Change
	2008		2007		2006
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Revenue:
Products	$6,957	63%	$11,327	72%	$5,630	56%	(39)%	101%
Services	4,152	37%	4,397	28%	4,411	44%	(6)%	—

	$11,109	100%	$15,724	100%	$10,041	100%	(29)%	57%

Operating income	$1,859		$1,936		$1,649

	Years Ended January 31,			2008 over 2007 % Change	2007 over 2006 % Change
	2008	2007	2006
	(In thousands)
Revenue:
Americas:
North America	$11,109	$15,724	$10,041	(29)%	57%
Others	—	—	—	—	—
Europe	—	—	—	—	—
Asia – Pacific	—	—	—	—	—

	$11,109	$15,724	$10,041	(29)%	57%

Revenue

The fiscal 2008 decrease in revenue of $4.6 million, or 29 percent, is primarily due to a decrease in sales of digital and TTY upgrades as many of the awarded contracts for such upgrades were completed during fiscal 2007. In fiscal 2008 we upgraded approximately 2,900 call boxes with digital and/or TTY technologies and recorded revenue totaling $4.6 million. This decrease is offset by new sales to call box customers in the current year over the prior year.

We currently expect fiscal 2009 call box product revenue to be less than fiscal 2008 as we have completed the majority of upgrade contracts that we have been awarded.

The fiscal 2007 increase in call box product revenue of $5.7 million compared to fiscal 2006, was primarily attributable to an increase in sales of digital and TTY upgrades to our installed base of call boxes under maintenance contracts. As discussed previously, during fiscal 2007, we upgraded approximately 4,800 call boxes with digital and/or TTY technologies and recorded revenue totaling approximately $10.0 million. Such upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call boxes. For fiscal 2006 we upgraded approximately 1,800 call boxes and recorded revenue totaling approximately $3.1 million, which also includes revenue related to retrofit, site mitigation activities, and call box removal activities. Non-upgrade product revenue for fiscal 2007 and 2006 totaled approximately $1.3 million and $2.5 million, respectively. During fiscal 2006, we sold 218 new digital and TTY call boxes valued at approximately $1.2 million to a customer in Hawaii; we do not maintain this call box system.

Cost of Revenue and Gross Margin

	Years Ended January 31,						2008 over 2007 % Change	2007 over 2006 % Change
	2008		2007		2006
	(In thousands)
		% of Related Revenue		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$3,724	54%	$8,145	72%	$3,357	60%	(54)%	143%

Services	2,849	69%	3,060	70%	3,090	70%	(7)%	(1)%
Amortization – software development	11	—	22	—	22	1%	(50)%	—

	2,860	69%	3,082	70%	3,112	71%	(7)%	(1)%

	$6,584	59%	$11,227	71%	$6,469	64%	(41)%	74%

	Years Ended January 31,			2008 over 2007 ppt Change	2007 over 2006 ppt Change
	2008	2007	2006
	(In thousands)
Gross margin:
Products	46%	28%	40%	18	(12)
Services	31%	30%	29%	1	1
Combined gross margin	41%	29%	36%	12	(7)

The fiscal 2008 decrease in cost of revenue is consistent with the 29 percent volume decrease in revenue compared to fiscal 2007. Additionally, the allocation of fixed manufacturing overhead to the Call Box business decreased by approximately $0.9 million in fiscal 2008 compared to fiscal 2007, as the majority of fiscal 2008 fixed costs supported the ChargeSource® business.

The fiscal 2007 increase in cost of revenue was primarily attributable to a 101 percent volume increase in product revenue compared to fiscal 2006. Cost of product revenue for fiscal 2007 included approximately $0.6 million of incremental subcontractor costs compared to fiscal 2006. Due to the significant increase in upgrade activities during fiscal 2007, we utilized third parties to perform certain upgrade installation, site mitigation, and retrofit work to a much greater extent than in fiscal 2006. Also driven by the significant increase in upgrade activity during fiscal 2007, we incurred approximately $0.8 million of incremental allocated fixed manufacturing costs compared to fiscal 2006. During fiscal 2007, more of our manufacturing resources were utilized to meet the increased demand for call box upgrades which increased the allocation of such costs to call box cost of product revenue. As a result, cost of product revenue as a percentage of product revenue for fiscal 2007 increased to 72 percent from 60 percent for fiscal 2006.

Operating Costs and Expenses

	Years Ended January 31,						2008 over 2007 % Change	2007 over 2006 % Change
	2008		2007		2006
	(In thousands)
		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$428	4%	$504	3%	$339	3%	(15)%	49%
Allocated corporate overhead	1,210	11%	1,482	9%	906	9%	(18)%	64%
Goodwill impairment charge	496	4%	—	—	—	—	—	—
Gross engineering and support expenses	532	5%	575	4%	678	7%	(7)%	(15)%

	$2,666	24%	$2,561	16%	$1,923	19%	4%	33%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our Call Box business.

The fiscal 2008 decrease in selling, general, and administrative expenses of $0.1 million compared to fiscal 2007 relates to reduced travel and reduced bad debt expense relating to uncollectible accounts receivable.

The fiscal 2007 increase in selling, general, and administrative expenses of $0.2 million compared to fiscal 2006 was primarily related to increased personnel costs. As a percentage of revenue, selling, general, and administrative expenses remained flat at 3 percent of revenue compared to fiscal 2006.

See the caption “Operating Costs and Expenses” under the “Consolidated” section earlier in this document for a discussion of allocated corporate overhead.

The fiscal 2008 goodwill impairment charge relates to the impairment of Call Box goodwill in the amount of $0.5 million. We perform the annual assessment of impairment for goodwill during the fourth quarter each year. During the current year assessment it was determined that the future cash flows anticipated to be generated by the business are insufficient to cover the current carrying value of assets. The entire balance of goodwill related to the fiscal 1997 GTE call box acquisition and the fiscal 1998 Cubic acquisition were written-off.

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

Business Outlook

We expect revenues on an overall basis to increase during fiscal 2009.

As previously discussed, late in the fourth quarter of fiscal 2008 we began shipping volume production of a small form factor 90-watt AC/DC external power adapter to Lenovo, a leading notebook computer OEM.

During fiscal 2008, demand for our WTS products decreased compared to the prior fiscal year due to widespread industry consolidation, delays in purchasing decisions by customers, primarily wireless carriers, and increased competition and price pressure. Our first order for Symphony™ Multi, our next-generation 3G and 4G wireless network optimization and QoS system developed through our alliance with Ascom, a leading Swiss company with the largest installed base of wireless QoS systems in the world, was received late in the fourth quarter. This order from AT&T, valued at $10.1 million, is expected to be delivered during the first half of fiscal 2009. We believe our partnership with Ascom may open sales channels in Europe for our harmonized technology, including our integrated scanners.

During fiscal 2009, our Call Box business is expected to substantially complete the digital TTY upgrade contracts awarded in the prior fiscal years. As a significant portion of the installed base was upgraded during fiscal 2008 and 2007, we expect call box revenue for fiscal 2009 to decrease compared to fiscal 2008.

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

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2008	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(3,404)	$2,986	$7,257
Investing activities	1,728	(2,107)	6,487
Financing activities	(7,673)	(536)	3

Operating Activities

The cash used in operating activities during fiscal 2008 of $3.4 million relates to our net loss before the gain on sale of SwissQual of $12.0 million, offset by non-cash depreciation and amortization of $2.1 million and a goodwill impairment charge of $0.5 million, as well as collection of accounts receivable in the current year of $6.2 million. The remaining change in operating activities nets to a cash usage of $0.2 million.

Cash provided by operating activities of $3.0 million in fiscal 2007 related to net income of $0.1 million before the gain on sale of SwissQual of $1.7 million as well as non-cash charges for depreciation and amortization, FAS No. 123R compensation expense, and inventory reserves of $3.1 million, $0.6 million, and $0.6 million, respectively, and a decrease in inventory of $2.6 million, a decrease in accrued liabilities of $3.1 million, and an increase in accounts receivable of $1.2 million. The decrease in accrued liabilities relates primarily to the payout of fiscal 2006 accrued bonuses of $1.2 million and a reduction in accrued uninvoiced receipts for inventory purchases.

Cash provided by operating activities of $7.3 million in fiscal 2006 was driven by net income of $6.3 million, non-cash charges totaling $3.8 million and $1.7 million for depreciation and amortization and provisions for obsolete inventory, respectively, offset by gains totaling $6.4 million related to the sales of our investment in SwissQual and software rights. Also, a net change in operating assets and liabilities resulted in a $2.0 million increase in cash. Within the net change in operating assets and liabilities, increased sales resulted in an increase in accounts receivable and inventory, decreasing cash by $5.2 million, which was offset by a $1.7 million increase in deferred revenue and a $4.3 million increase in accrued liabilities.

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

Cash Flows from Investing Activities

During fiscal 2008 we received $2.0 million in contingent sales consideration and escrow proceeds relating to the fiscal 2006 sale of SwissQual. Additionally, we spent $0.9 million in capital equipment purchases, primarily tooling and other equipment, used by our contract manufacturers for the manufacture of our ChargeSource® products. Additionally, we received $0.4 million relating primarily to the sale of WTS equipment that had been previously leased.

We purchased $3.2 million of property and equipment in fiscal 2007 compared to $0.8 million of property and equipment in fiscal 2006. The increase in fiscal 2007 capital expenditures of $2.4 million relates primarily to tenant improvements of $1.4 million made relating to our corporate relocation as well as equipment built for a revenue sharing contract with one of our WTS customers.

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

Cash Flows from Financing Activities

During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2008, we repurchased approximately 2.7 million shares for an average price of $8.20 per share.

During the first quarter of fiscal 2008, we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. During fiscal 2007 and 2006, no dividends were declared or paid.

During fiscal 2008, we repurchased approximately 58,000 shares in the open market for a total cost of $0.4 million, or an average price of $6.70 per share. During fiscal 2007, we repurchased approximately 58,000 shares in the open market for a total cost of approximately $0.5 million, or an average price of $9.17 per share. During fiscal 2006 we had no stock repurchases.

We have a letter of credit from U.S. Bank in the amount of $250,000 secured by a certificate of deposit with a six-month maturity, which is reflected as restricted cash on the consolidated balance sheet.

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

•

In the event Kensington or any other customers of our ChargeSource® business are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•

Should the contract manufacturer of our ChargeSource® products become unable to manufacture our ChargeSource® products at the level currently anticipated, our operating results and cash flows would be negatively impacted.

We are focused on preserving our cash balances by continuously monitoring expenses, identifying cost savings, and investing only in those development programs and products most likely to contribute to our profitability.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2008 (in thousands):

	Payments due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$491	$816	$221	$—	$1,528
Purchase obligations	5,281	—	—	—	5,281

	$5,772	$816	$221	$—	$6,809

In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.6 million relating to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” which we are uncertain as to if or when such amounts may be settled.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007, which for us is fiscal 2009. In February 2008, the FASB issued Staff Position 157-1 (which includes leases under SFAS 13) and Staff Position 157-2, which delayed the effective date for non-financial assets and liabilities, except those items recognized on an annual or more frequent basis to fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS 141R would have an impact on the accounting for any business we may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is prohibited. After its effective date, SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly-owned businesses we may acquire in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of January 31, 2008, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Due to the inherent risk associated with some of our investments, and in light of current stock market conditions, we may incur future losses on the sale, write-downs, or write-offs of our investments. We do not currently hedge against equity price changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMARCO, INC. AND SUBSIDIARIES

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California:

We have audited the accompanying consolidated balance sheets of Comarco, Inc. as of January 31, 2008 and January 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2008. We have also audited the information in the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted, effective February 1, 2006, Statement of Financial Accounting Standard No. 123R, “Share-Based Payment.” As discussed in Note 4, the Company adopted, effective February 1, 2007, Statement of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Costa Mesa, California

April 29, 2008

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,011	$26,360
Short-term investments	336	897
Accounts receivable, net of reserves of $43 and $111	4,728	10,942
Inventory, net of reserves of $954 and $600	4,466	5,452
Other current assets	734	427

Total current assets	27,275	44,078
Property and equipment, net	2,586	3,331
Software development costs, net	—	243
Acquired intangible assets, net	525	820
Goodwill	1,898	2,394
Restricted cash	250	500
Other assets	47	47

Total assets	$32,581	$51,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,290	$718
Deferred revenue	2,221	2,586
Deferred compensation	336	897
Accrued liabilities	5,705	6,259

Total current liabilities	9,552	10,460
Deferred income taxes	—	59
Tax liability: FIN 48	86	—
Deferred rent	573	767
Deferred revenue, net of current portion	1,555	2,138

Total liabilities	11,766	13,424

Commitments and Contingencies and Subsequent Event

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2008 and 2007, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 and 7,371,637 shares issued and outstanding at January 31, 2008 and 2007, respectively	733	737
Additional paid-in capital	14,434	14,163
Retained earnings	5,648	23,089

Total stockholders’ equity	20,815	37,989

Total liabilities and stockholders’ equity	$32,581	$51,413

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2008	2007	2006
Revenue:
Products	$18,353	$42,725	$42,260
Services	4,847	5,051	4,618

	23,200	47,776	46,878

Cost of revenue:
Products	14,083	26,262	26,727
Services	3,291	3,352	3,185

	17,374	29,614	29,912

Gross profit	5,826	18,162	16,966
Selling, general, and administrative expenses	10,244	10,674	9,490
Goodwill impairment charge	496	—	—
Engineering and support expenses	8,799	7,989	7,682

Operating loss	(13,713)	(501)	(206)
Other income, net	842	941	345
Gain on sale of equipment, net	321	—	—
Gain on sale of investment in SwissQual and intangible asset	1,976	1,687	6,438

Income (loss) from continuing operations before income taxes and discontinued operations	(10,574)	2,127	6,577
Income tax expense (benefit)	(590)	350	201

Income (loss) from continuing operations	(9,984)	1,777	6,376
Loss from discontinued operations	—	—	(45)

Net income (loss)	$(9,984)	$1,777	$6,331

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(1.36)	$0.24	$0.86
Discontinued operations	—	—	(0.01)

Net income (loss)	$(1.36)	$0.24	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at January 31, 2005, 7,422,042 shares	$742	$14,051	$14,981	$29,774
Net income	—	—	6,331	6,331
Exercise of stock options, 500 shares	—	3	—	3

Balance at January 31, 2006, 7,422,542 shares	742	14,054	21,312	36,108
Net income	—	—	1,777	1,777
Exercise of stock options, 7,525 net shares (represents net exercises of 45,000 options)	1	(1)	—	—
Purchase and retirement of common stock, 58,430 shares	(6)	(530)	—	(536)
Tax benefit from exercise of stock options	—	85	—	85
Stock based compensation expense	—	555	—	555

Balance at January 31, 2007, 7,371,637 shares	737	14,163	23,089	37,989
Net loss	—	—	(9,984)	(9,984)
Exercise of stock options, 12,671 shares (2,671 represent net exercises of 16,125 options)	1	83	—	84
Special cash dividend, $1 per share of common stock outstanding	—	—	(7,371)	(7,371)
Purchase and retirement of common stock, 57,637 shares	(5)	(381)	—	(386)
Stock based compensation expense	—	569	—	569
Cumulative effect of accounting change: adoption of FIN 48	—	—	(86)	(86)

Balance at January 31, 2008, 7,326,671 shares	$733	$14,434	$5,648	$20,815

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,984)	$1,777	$6,331
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,094	3,148	3,827
Goodwill impairment charge	496	—	—
Gain on sale of investment in SwissQual	(1,976)	(1,687)	(6,121)
Stock based compensation expense	569	555	—
Gain on sale of software development	—	—	(317)
Loss (gain) on disposal of property and equipment, net	(313)	(35)	28
Tax benefit from exercise of stock options	—	85	—
Deferred income taxes	(59)	59	—
Provision (benefit) for doubtful accounts receivable	(4)	91	(273)
Provision for obsolete inventory	107	647	1,748
Changes in operating assets and liabilities:
Accounts receivable	6,218	(1,248)	(3,136)
Inventory	879	2,649	(2,048)
Other assets	(307)	8	541
Accounts payable	572	(9)	626
Deferred revenue	(948)	(756)	1,733
Accrued liabilities	(554)	(3,065)	4,318
Deferred rent	(194)	767	—

Net cash provided by (used in) operating activities	(3,404)	2,986	7,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(877)	(3,245)	(832)
Proceeds from sales of property and equipment	379	36	5
Proceeds from sale of investment in SwissQual	1,976	1,687	6,774
Proceeds from SwissQual dividend, net	—	—	273
Proceeds from sale of capitalized software	—	—	550
Acquired intangible assets	—	(85)	(283)
Decrease (increase) in restricted cash	250	(500)	—

Net cash provided by (used in) investing activities	1,728	(2,107)	6,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	84	—	3
Cash dividends paid	(7,371)	—	—
Purchase and retirement of common stock	(386)	(536)	—

Net cash provided by (used in) financing activities	(7,673)	(536)	3

Net increase (decrease) in cash and cash equivalents	(9,349)	343	13,747
Cash and cash equivalents, beginning of period	26,360	26,017	12,270

Cash and cash equivalents, end of period	$17,011	$26,360	$26,017

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, and valuation allowances for deferred tax assets.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

All highly liquid investments with remaining maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the financial statements. Cash and cash equivalents are generally maintained in uninsured accounts.

Short-Term Investments

Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors, and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $0.3 million and $0.9 million as of January 31, 2008 and 2007, respectively. Unrealized holding gains and (losses) on these short-term investments recorded for the years ended January 31, 2008, 2007, and 2006 were ($32,000), $127,000, and $54,000, respectively, and are reflected as adjustments to both short-term investments and the deferred compensation liability.

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

Research and Development and Software Development Costs

Research and development costs are charged to expense as incurred and are included in engineering and support costs. During fiscal 2008, 2007, and 2006 the Company incurred approximately $6.5 million, $5.7 million, and $5.5 million in research and development expense. Costs incurred for the development of software embedded in the Company’s wireless test solutions products that will be sold are capitalized when technological feasibility has been established. Technological feasibility is generally demonstrated by the completion of a working model. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

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

Effective February 1, 2002, the Company implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established new standards for goodwill acquired in a business combination, eliminated amortization of goodwill, and set forth methods for periodically evaluating goodwill for impairment. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value generally determined using a discounted cash flow methodology applied to the particular unit. This methodology differs from the Company’s previous policy, in accordance with accounting standards existing at that

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

time, of using undiscounted cash flows on an enterprise-wide basis under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” to determine recoverability. An annual impairment review is performed during the fourth quarter of each year. During the fourth quarter of fiscal 2008, it was determined that the goodwill attributable to the Company’s Call Box business was impaired in total.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets, including intangible assets other than goodwill, for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairments were identified during the year ended January 31, 2008.

Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Investment in SwissQual

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. On January 24, 2006, the Company sold its 18 percent minority interest in SwissQual (see Note 5).

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business. This process involves estimating the Company’s actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in the Company’s consolidated balance sheets. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets which are estimated to be more likely than not to be realized.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. During the second quarter of fiscal 2005, as a result of incurring cumulative losses for a three-year period, the Company established a valuation allowance totaling approximately $2.9 million, or the entire deferred tax asset balance existing as of the beginning of fiscal 2005. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2008.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”) on February 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition (see Note 4).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2008, the Company recorded net loss of $10.0 million and recorded an income tax benefit of $0.6 million. The net deferred tax asset of $7.7 million, $2.7 million of which relates to net operating losses created in fiscal 2008, at January 31, 2008 continues to be fully reserved.

During fiscal 2007, the Company recorded net income of $1.8 million, utilized its remaining federal and California net operating loss carryforwards, and recorded income tax expense of $0.4 million. The remaining net deferred tax asset of $4.3 million, at January 31, 2007, was fully reserved.

During fiscal 2006, the Company recorded net income of $6.3 million and utilized approximately $2.8 million of its net operating loss carryforwards. The remaining net deferred tax asset of $3.5 million at January 31, 2006 was fully reserved.

Warranty Costs

The Company provides limited warranties for new call box sales for a period of 90 days and ChargeSource® products for a period generally not to exceed 15 months. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with the Company’s actual claim experience. Should actual warranty claim rates differ from the Company’s estimates, revisions to the liability would be required.

The Company generally provides a one year warranty for wireless test solutions products. As discussed above, the revenue allocated to maintenance is amortized to revenue evenly over the term of the maintenance commitment made at the time of the sale. The costs associated with honoring the maintenance commitment are charged to expense as incurred.

Minority Interest

As discussed further in Note 16, the Company has a subsidiary stock option plan whereby officers and employees of CWT may be granted options to purchase common stock of CWT. During fiscal 2008, 2007, and 2006 no options were granted under the subsidiary option plan. During fiscal 2008, 2007, and 2006 no options were exercised and, accordingly, no minority interest in earnings was recorded in those years.

There are no options outstanding under the subsidiary option plan as of January 31, 2008.

Concentrations of Credit Risk

The Company’s cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base is comprised primarily of large companies (see Note 7). The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, the Company’s policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company operates in three business segments: ChargeSource®, Wireless Test Solutions, and Call Box.

The Company’s chief executive officer (“CEO”) is its chief operating decision-maker. The financial information that the CEO reviews to manage and evaluate the business and allocate resources is similar to the information presented in the accompanying consolidated statements of income focusing on revenues and gross profit for each segment.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for the Company consists solely of stock options. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock options outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 17).

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.

As of February 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, and requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates. Prior periods have not been restated to incorporate the stock-based compensation charge.

The compensation expense recognized in connection with the adoption of SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Years Ended January 31,
	2008	2007
Compensation expense relating to SFAS 123R	$569,000	$555,000
Impact on diluted earnings per share	$(0.08)	$(0.06)

There was no impact on cash flows from operating, investing, or financing activities in connection with the adoption of SFAS 123R. The total compensation cost related to nonvested awards not yet recognized is approximately $0.7 million, which will be expensed over a weighted average remaining life of 21.7 months.

The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2008 and 2007 was $2.87 and $5.36, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended January 31,
	2008	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	40.1%	44.2%
Weighted average risk-free interest rate	4.8%	4.8%
Expected life (in years)	5.8	6.1
Expected forfeitures	10.6%	10.6%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to February 1, 2006, the Company accounted for stock option grants using the intrinsic method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Accordingly, no compensation expense was recognized for the stock option grants. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards during the year ended January 31, 2006, consistent with the provisions of SFAS No. 123, the Company’s net income, basic income per share, and diluted income per share would have been adjusted to the pro forma amounts as follows (in thousands except per share amounts):

Year Ended January 31, 2006
Net income:
As reported	$6,331
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(275)

Pro forma	$6,056

Income per common share—basic:
As reported	$0.85
Pro forma	0.82
Income per common share—diluted:
As reported	$0.85
Pro forma	0.82

The per share weighted-average fair value of employee and director stock options granted during the year ended January 31, 2006 was $4.23 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year Ended January 31, 2006
Expected dividend yield	0.0%
Expected volatility	50.1%
Weighted average risk-free interest rate	3.8%
Expected life (in years)	6
Expected forfeitures	10%

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires additional disclosures in the consolidated financial statements to reflect net unrealized gains (losses) on available for sale securities, net of income tax. The Company had no unrealized gains (losses) on available for sale securities and therefore there was no difference between net income (loss) and comprehensive income (loss) for the years ended January 31, 2008, 2007, and 2006.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007, which for Comarco is fiscal 2009. In February 2008, the FASB issued Staff Position 157-1 (which includes leases under SFAS 13) and Staff Position 157-2, which delayed the effective date for non-financial assets and liabilities, except those items recognized on an annual or more frequent basis to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination: (i) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in a business combination or gain from a bargain purchase; and (iii) determines what information to disclose to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After its effective date, SFAS 141R would have an impact on the accounting for any business the Company may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS 160 is prohibited. After its effective date, SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non-wholly-owned businesses the Company may acquire in the future.

4.	Adoption of New Accounting Pronouncement

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. As of February 1, 2007, the total amount of unrecognized tax benefit is $0.6 million. If reversed, $86,000 of the decrease in the unrecognized benefit amount would result in a reduction in income tax expense.

The Company recognizes interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the Consolidated Statements of Operations. As of January 31, 2008, the Company had accrued approximately $14,000 in interest and penalties, which has been recorded directly to retained earnings in accordance with the adoption of FIN 48.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2002 in those jurisdictions where returns have been filed. Due to normal closures of the statute of limitations, the Company anticipates that there is a reasonable possibility that the amount of unrecognized federal tax benefits will decrease by $31,000 during the first quarter of fiscal 2009.

5.	Gain on Sale of Investment in SwissQual and Intangible Asset

During fiscal 2002, the Company purchased an 18 percent equity stake in Switzerland based SwissQual AG (“SwissQual”) for approximately $1.1 million. SwissQual is a developer of quality of service systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. Under this alliance, SwissQual was responsible for reselling and supporting Comarco’s co-branded Seven.Five products in Europe, the Middle East, and North Africa (the Company’s “European” region) through December 31, 2006. The Company has a revenue sharing agreement in place that determines how much revenue Comarco earns from SwissQual sales and, conversely, how much revenue SwissQual earns from the Company’s sales to customers located outside the European region, through December 31, 2010.

During January 2006, Spirent Communications plc (“Spirent”) acquired 100 percent of the outstanding shares of SwissQual for consideration totaling up to approximately $71.3 million. Approximately $37.6 million in cash was paid at the close of the transaction, which is net of $2.5 million of transaction costs, with an additional $9.1 million put into escrow to secure certain indemnification obligations. In addition, up to $22.1 million in contingent consideration may be paid within 24 months of closing upon satisfaction of certain performance and other requirements. The majority of the escrowed consideration was released to SwissQual shareholders in January 2008. Upon the closing of the transaction, the Company received approximately $6.8 million of the closing consideration, which is net of $0.5 million of transaction costs, for its 18 percent ownership interest in SwissQual and may receive up to an additional $5.4 million of any additional escrow distribution and contingent consideration. During January 31, 2006, the Company recorded a gain on sale of investment totaling $6.1 million, which was based on cash consideration received by the Company. During fiscal 2007, the Company received $1.7 million of contingent consideration, net of $0.1 million of transaction costs, recorded as gain on sale of investment in SwissQual. During fiscal 2008, the Company received $2.0 million of contingent consideration and escrow distributions, net of $43,000 of transaction costs, recorded on a cash basis as gain on sale of investment in SwissQual. During the fourth quarter of fiscal 2008, the Company received $1.4 million of escrow distributions.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gain on sale of investment in SwissQual and intangible asset is comprised of the following (in thousands):

	Years Ended January 31,
	2008	2007	2006
Sale of investment in SwissQual:
Cash proceeds	$1,976	$1,687	$6,774
Less: Cost basis	—	—	(1,073)
Dividend declared	—	—	420

Gain on sale of investment	1,976	1,687	6,121
Sale of intangible asset:
Cash proceeds	—	—	550
Less: Cost basis	—	—	(233)

Gain on sale of intangible asset	—	—	317

Gain on sale of investment in SwissQual and intangible asset	$1,976	$1,687	$6,438

6.	Discontinued Operations

On January 6, 2004, Comarco sold the assets of the reporting unit EDX. This reporting unit was formerly included in the wireless test solutions segment. Gross proceeds from the sale totaled $0.6 million.

Additionally, during fiscal 2001, the Company sold its defense and commercial staffing businesses, the non-wireless businesses. Adjustments made to the estimated exit costs of these businesses are recorded as discontinued operations.

Following is summarized financial information for the discontinued operations (in thousands):

	Years Ended January 31,
	2008	2007	2006
Revenue	$—	$—	$—

Income from discontinued operations of EDX	$—	$—	$—
Loss from discontinued operations of non-wireless businesses	—	—	(45)

Loss from discontinued operations	$—	$—	$(45)

7.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the company’s revenue for the years ended January 31, 2008, 2007, and 2006 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2008		2007		2006
Total revenue	$23,200	100%	$47,776	100%	$46,878	100%

Customer concentration:
Verizon Wireless	$3,733	16%	$7,002	15%	$11,885	25%
Kensington	4,659	20%	15,425	32%	11,827	25%
SwissQual	—	—	2,525	5%	8,788	19%

	$8,392	36%	$24,952	52%	$32,500	69%

The customers comprising 10 percent or more of the Company’s gross accounts receivable as of January 31, 2008 and 2007 are listed below (in thousands, except percentages).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	January 31,
	2008		2007
Total gross accounts receivable	$4,771	100%	$11,053	100%

Customer concentration:
Kensington	$1,209	25%	$2,975	27%
MTC SAFE	186	4%	1,531	14%
Kern Motorist Authority	501	11%	—	—
SwissQual	37	—	1,185	11%

	$1,933	40%	$5,691	52%

8.	Accounts Receivable

Accounts receivable consist of the following (in thousands):

	January 31,
	2008	2007
Trade accounts receivable	$4,771	$11,053
Less: Allowances for doubtful accounts	(43)	(111)

	$4,728	$10,942

9.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2008	2007
Raw materials	$2,637	$1,912
Work-in-process	118	195
Finished goods	1,711	3,345

	$4,466	$5,452

10.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2008	2007
Office furnishings and fixtures	$2,206	$2,211
Equipment	8,151	9,024
Purchased software	472	505

	10,829	11,740
Less: Accumulated depreciation and amortization	(8,243)	(8,409)

	$2,586	$3,331

Depreciation and amortization expense for fiscal 2008, 2007, and 2006 totaled $1.6 million, $1.5 million, and $1.4 million, respectively.

During fiscal 2008, nearly fully depreciated property and equipment with a cost basis of $1.8 million was retired in conjunction with fixed asset physical inventory observations.

During fiscal 2007, fully depreciated leasehold improvements with a cost basis of $0.9 million were retired upon the Company’s corporate relocation in the third quarter of fiscal 2007.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Software Development Costs

Software development costs consist of the following (in thousands):

	January 31,
	2008	2007
Capitalized software development costs	$8,444	$8,444
Less: Accumulated amortization	(8,444)	(8,201)

	$—	$243

Capitalized software development costs for the years ended January 31, 2008, 2007, and 2006 totaled $0, $0, and $0, respectively. In the fourth quarter of fiscal 2006, the Company sold capitalized NQDI software to SwissQual for $0.6 million cash. The capitalized software development costs of $0.5 million and accumulated amortization of $0.3 million were retired upon receiving the proceeds from SwissQual.

Amortization of software development costs for the years ended January 31, 2008, 2007, and 2006 totaled $0.2 million, $1.1 million, and $1.9 million, respectively, and have been reported in cost of revenue in the accompanying consolidated financial statements.

12.	Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets consist of the following (in thousands):

	January 31,
	2008	2007
Goodwill	$1,898	$2,394

Acquired intangible assets:
Definite-lived intangible assets:
License rights	$1,440	$1,440
Intellectual property rights	1,244	1,244

	2,684	2,684
Less: accumulated amortization	(2,159)	(1,864)

Total acquired intangible assets, net	$525	$820

During the fourth quarter of fiscal 2008, in conjunction with the Company’s annual impairment review of goodwill, it was determined that the goodwill attributable to the acquisition of the Company’s Call Box business was impaired in total.

The following table presents goodwill by reportable segment (in thousands):

	ChargeSource®	Wireless Test Solutions	Call Box	Total
Balance as of January 31, 2007	$—	$1,898	$496	$2,394

Balance as of January 31, 2008	$—	$1,898	$—	$1,898

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2009	$178
2010	178
2011	126
2012	43
2013	—
Thereafter	—

Total estimated amortization expense	$525

The Company ceased amortizing goodwill and indefinite-lived intangible assets beginning February 1, 2002 upon adoption of SFAS No. 142. Amortization of definite-lived acquired intangible assets for the years ended January 31, 2008, 2007, and 2006 amounted to $0.3 million, $0.5 million, and $0.5 million, respectively.

During fiscal 2008, 2007, and 2006, the Company acquired $0, $85,000, and $0.3 million in license rights related to mobile phone technologies, respectively.

The useful lives of the license rights related to mobile phone technologies are based upon the term of the underlying agreement and range from 1 to 4 years. The useful life of the intellectual property rights acquired through the purchase of minority interests is seven years and is based upon the life of CWT’s core technology.

13.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2008	2007
Accrued payroll and related expenses	$1,811	$2,105
Uninvoiced materials and services received	1,719	1,989
Accrued legal and professional fees	557	554
Accrued federal and state income taxes	—	562
Current portion of deferred rent	193	175
Accrued travel expenses	139	101
Accrued temporary labor	29	28
SwissQual revenue sharing	108	93
Accrued sales tax	83	61
Amounts payable to contract manufacturer	707	—
Other	359	591

	$5,705	$6,259

14.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs for its ChargeSource® and Call Box businesses as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2008	2007	2006
Beginning balance	$344	$172	$177
Accruals for warranties issued during the period	195	1,050	947
Utilization	(435)	(878)	(952)

	$104	$344	$172

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of fiscal 2006, the Company made an additional warranty accrual in the amount of $0.3 million, to accrue for estimated costs related to a limited number of ChargeSource® 70-watt AC adapters that may fail prematurely. The Company completed replacing all of the units returned relating to this issue in the fourth quarter of fiscal 2006, and eliminated the unused portion of the accrual, totaling $150,000 at that time.

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	January 31,
	2008	2007	2006
Beginning balance	$551	$1,477	$809
Deferral of revenue	444	1,500	2,274
Amortization of deferred revenue	(795)	(2,426)	(1,606)

	$200	$551	$1,477

Extended Post Contract Support and Warranty

Revenue for the Company’s WTS extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	January 31,
	2008	2007	2006
Beginning balance	$2,952	$2,239	$1,108
Recognition of revenue	(1,174)	(1,363)	(1,023)
Deferral of revenue for new contracts	660	2,076	2,154

	$2,438	$2,952	$2,239

15.	Income Taxes

Income tax (benefit) expense from continuing operations consist of the following amounts (in thousands):

	Years Ended January 31,
	2008	2007	2006
Federal:
Current	$(550)	$245	$144
Deferred	(53)	53	—
State:
Current	19	27	57
Deferred	(6)	6	—
Foreign:
Current	—	19	—

	$(590)	$350	$201

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2008		2007		2006
	Amount	Percent Pretax Income	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from continuing operations before income taxes and discontinued operations	$(10,574)	100%	$2,127	100%	$6,577	100%

Computed “expected” income tax (benefit) on income (loss) from continuing operations before income taxes	$(3,595)	(34.0%)	$723	34.0%	$2,236	34.0%
State tax, net of federal benefit	(455)	(4.3)	91	4.3	283	4.3
Research and MIC credits	(104)	(1.0)	(565)	(26.6)	(127)	(1.9)
Change in valuation allowance	3,387	32.0	806	37.9	(2,742)	(41.7)
Permanent differences	101	1.0	121	5.7	123	1.9
Return to provision adjustments	93	0.9	(466)	(21.9)	332	5.0
Establish (eliminate) deferred tax liability	(59)	(0.6)	59	2.8	—	—
Release of reserves due to current period events	—	—	(490)	(23.0)	—	—
Foreign taxes paid	—	—	19	0.9	—	—
AMT taxes accrued or paid	—	—	—	—	201	3.1
Other, net	42	0.4	52	2.4	(105)	(1.6)

Income tax (benefit) expense	$(590)	(5.6%)	$350	16.5%	$201	3.1%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2008 and 2007 are as follows (in thousands):

	January 31,
	2008	2007
Deferred tax assets:
Accounts receivable	$19	$46
Inventory	464	339
Property and equipment, principally due to differing depreciation methods	231	483
Employee benefits, principally due to accrual for financial reporting purposes	531	252
Accrued liabilities for financial reporting purposes	259	586
Net research and manufacturer investment credit carryforwards	1,583	1,207
Net operating losses	2,695	—
AMT credit carryforwards	295	295
Sale of SwissQual – basis difference	—	56
Deferred rent	63	84
FAS 123R deferred compensation	430	212
Deferred revenue	853	727
Other	294	292

Total gross deferred tax assets	7,717	4,579
Less valuation allowance	(7,717)	(4,330)

Net deferred tax assets	$—	$249

Deferred tax liabilities:
Software development costs	$—	$104
Deferred revenue for extended warranty contracts	—	145
Deferred tax liability – goodwill	—	59

Total gross deferred tax liabilities	$—	$308

Net deferred tax liability	$—	$59

The Company has federal and state research and experimentation credit carryforwards of $0.9 million and $1.3 million, which expire through 2028 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $70,000, which expires through 2010. The Company has a net operating loss carryforward of $6.8 million for federal and $9.1 million for state, which expire through 2028 and 2018, respectively.

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $7.7 million valuation allowance for deferred tax assets as of January 31, 2008, an increase of $3.4 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets.

A reconciliation of the beginning balance of the Company’s unrecognized tax benefits at the adoption of FIN 48 and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2007	$592
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	—

Balance at January 31, 2008	$592

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Stock Compensation

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

The director stock-based compensation plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options granted under all three plans expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders).

Transactions and other information relating to these plans for the three years ended January 31, 2008 are summarized below:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Balance, January 31, 2005	859,020	12.60	$26

Options granted	42,500	8.18
Options canceled or expired	(39,500)	11.69
Options exercised	(500)	6.91

Balance, January 31, 2006	861,520	12.43	$683

Options granted	207,000	10.00
Options canceled or expired	(37,750)	8.83
Options exercised	(45,000)	9.72

Balance, January 31, 2007	985,770	12.18	$41

Options granted	92,500	6.27
Options canceled or expired	(210,145)	12.51
Options exercised	(26,125)	7.74

Balance, January 31, 2008	842,000	11.59	$—

The following table summarizes information about stock options outstanding at January 31, 2008:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 6.19 to 9.89	387,500	6.1	$7.62	264,750	$7.86
10.43 to 12.41	197,000	7.1	10.76	107,000	11.04
13.21 to 17.50	122,500	2.0	14.32	122,500	14.32
19.33 to 23.67	135,000	2.3	21.72	135,000	21.72

6.19 to 23.67	842,000	5.1 years	11.59	629,250	12.63

Stock options exercisable at January 31, 2008, 2007, and 2006 were 629,250, 706,395, and 665,770, respectively, at weighted-average exercise prices of $12.63, $13.35, and $13.80, respectively. Shares available under the plans for future grants at January 31, 2008, 2007, and 2006 were 204,500, 267,625, and 8,125, respectively. As of January 31, 2008, the shares available for future grant under the director stock option plan totaled 625.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of January 31, 2008, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. The fair market value of the shares and the exercise dates of the options are determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options expire as determined by the compensation committee, but not later than ten years and one week after the date of grant.

During, fiscal 2008, 2007, and 2006 no options were granted under the subsidiary option plan. During fiscal 2008, 2007, and 2006 no options were exercised and, accordingly, no minority interest in earnings was recorded in those years. There are no options outstanding under the subsidiary option plan as of January 31, 2008.

Stock options exercisable under the CWT option plan at January 31, 2008, 2007, and 2006 were 0, 3,000, and 4,000, respectively, at weighted-average exercise prices of $0, $17.62, and $16.52, respectively. Shares available under the plan for future grants at January 31, 2008 were 198,000.

17.	Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for the fiscal year ended January 31, 2008, basic and diluted loss per share were the same because the inclusion of 72 potential common shares related to outstanding stock options in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2008	2007	2006
Basic:
Income (loss) from continuing operations	$(9,984)	$1,777	$6,376
Weighted average shares outstanding	7,338	7,394	7,422

Basic earnings (loss) per share from continuing operations	$(1.36)	$0.24	$0.86

Income (loss) from discontinued operations	$—	$—	$(45)
Weighted average shares outstanding	7,338	7,394	7,422

Basic earnings (loss) per share from discontinued operations	$0.00	$0.00	$(0.01)

Net income (loss)	$(9,984)	$1,777	$6,331
Weighted average shares outstanding	7,338	7,394	7,422

Basic earnings (loss) per share	$(1.36)	$0.24	$0.85

Diluted:
Income (loss) from continuing operations	$(9,984)	$1,777	$6,376
Effect of subsidiary options	—	—	—

Income (loss) used in calculation of diluted earnings per share from continuing operations	$(9,984)	$1,777	$6,376

Weighted average shares outstanding	7,338	7,394	7,422
Effect of dilutive securities – stock options	—	29	15

Weighted average shares used in calculation of diluted earnings per share from continuing operations	7,338	7,423	7,437

Diluted earnings (loss) per share from continuing operations	$(1.36)	$0.24	$0.86

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended January 31,
	2008	2007	2006
Income (loss) from discontinued operations	$—	$—	$(45)
Effect of subsidiary options	—	—	—

Income (loss) used in calculation of diluted loss per share from discontinued operations	$—	$—	$(45)

Weighted average shares outstanding	7,338	7,394	7,422
Effect of dilutive securities – stock options	—	—	—

Weighted average shares used in calculation of diluted loss per share from discontinued operations	7,338	7,394	7,442

Diluted earnings (loss) per share from discontinued operations	$—	$—	$(0.01)

Net income (loss)	$(9,984)	$1,777	$6,331
Effect of subsidiary options	—	—	—

Net income (loss) used in calculation of diluted earnings per share	$(9,984)	$1,777	$6,331

Weighted average shares outstanding	7,338	7,394	7,422
Effect of dilutive securities – stock options	—	29	15

Weighted average shares used in calculation of diluted earnings (loss) per share	7,338	7,423	7,437

Diluted earnings (loss) per share	$(1.36)	$0.24	$0.85

18.	Related Party Transactions

On July 31, 2001, the Company acquired an 18 percent equity stake in SwissQual for $1.0 million in cash. Based in Zuchwil, Switzerland, SwissQual is a developer of voice quality systems and software for measuring, monitoring, and optimizing the quality of mobile, fixed, and IP-based voice and data communications. On January 24, 2006, the Company sold its 18 percent minority interest in SwissQual (see Note 5).

Revenue recorded related to SwissQual for the years ended January 31, 2008, 2007, and 2006 totaled $70,000, $2.5 million, and $8.8 million, respectively. Accounts receivable balances due from SwissQual at January 31, 2008, 2007, and 2006 were $37,000, $1.2 million, and $2.3 million, respectively.

During the second quarter of fiscal 2004, the Company entered into a revenue sharing agreement with SwissQual whereby SwissQual receives 10% of the revenue on all Seven.Five product sales, less associated hardware costs. At January 31, 2008, 2007, and 2006, the Company had accrued $0.1 million, $93,000, and $0.5 million, respectively, relating to amounts payable to SwissQual under the revenue sharing agreement. During fiscal 2008, 2007, and 2006, the Company paid $0.9 million, $1.8 million, and $1.0 million, respectively, to SwissQual under the revenue sharing agreement.

19.	Employee Benefit Plans

The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2008, 2007, and 2006 were each approximately $0.4 million. During fiscal 2008, the Company made matching contributions of $93,000 through forfeited matching funds previously contributed to the plan.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

	Years Ended January 31,
	2008	2007	2006
	(In thousands)
Cash paid during the year for:
Interest	$7	$2	$—
Income taxes	$737	$215	$3

In the first quarter of fiscal 2008, 16,125 stock options were exercised as net cashless exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 2,671.

In the first quarter of fiscal 2007, 45,000 stock options were exercised as net cashless exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 7,525.

The fiscal 2007 purchases of property and equipment include approximately $0.9 million of expenditures related to leasehold improvements at the Company’s new corporate offices, which were reimbursed by the landlord.

21.	Business Segment Information

The Company has three reportable operating segments: ChargeSource®, Wireless Test Solutions, and Call Box.

ChargeSource® designs and manufactures mobile power products for notebook computers, cellular telephones, BlackBerry® smartphones, iPods®, and other handheld devices.

Wireless Test Solutions designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and service providers. Radio frequency engineers, network improvement professionals, and technicians use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

Call Box designs and manufactures call boxes that provide emergency communication over existing wireless networks. In addition, the call box segment provides installation and long-term maintenance services. As of January 31, 2008, the Company services and maintains approximately 9,200 call boxes under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from continuing operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Year Ended January 31, 2008
	ChargeSource®	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$5,434	$6,657	$11,109	$—	$23,200
Cost of revenue	7,329	3,461	6,584	—	17,374

Gross profit (loss)	$(1,895)	$3,196	$4,525	$—	$5,826

Gross margin	(34.9)%	48.0%	40.7%	—	25.1%

Income (loss) from continuing operations before income taxes	$(8,671)	$(4,469)	$1,901	$665	$(10,574)

Total assets	$3,320	$7,108	$4,047	$18,106	$32,581

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2007
	ChargeSource®	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$16,745	$15,307	$15,724	$—	$47,776
Cost of revenue	11,901	6,486	11,227	—	29,614

Gross profit	$4,844	$8,821	$4,497	$—	$18,162

Gross margin	28.9%	57.6%	28.6%	—	38.0%

Income (loss) from continuing operations before income taxes	$(396)	$(227)	$1,987	$763	$2,127

Total assets	$4,615	$10,861	$8,181	$27,756	$51,413

	Year Ended January 31, 2006
	ChargeSource®	Wireless Test Solutions	Call Box	Corporate	Total
Revenue	$12,303	$24,534	$10,041	$—	$46,878
Cost of revenue	10,548	12,895	6,469	—	29,912

Gross profit	$1,755	$11,639	$3,572	$—	$16,966

Gross margin	14.3%	47.4%	35.6%	—	36.2%

Income (loss) from continuing operations before income taxes	$(3,469)	$8,198	$1,681	$167	$6,577

Total assets	$5,013	$13,775	$6,834	$27,183	$52,805

Revenue by geographic area consisted of the following (in thousands):

	Years Ended January 31,
	2008	2007	2006
North America	$19,038	$38,570	$31,718
Europe	2,303	6,311	12,022
Asia – Pacific	873	724	283
Latin America	986	2,171	2,855

	$23,200	$47,776	$46,878

Long-lived assets outside of North America were not significant at January 31, 2008, 2007, and 2006.

The Company sells its products to wireless carriers, equipment vendors, and other customers located throughout the world. In fiscal 2008, 2007, and 2006, the Company derived 82 percent, 81 percent, and 68 percent of its revenue, respectively, from customers in the United States and 18 percent, 19 percent, and 32 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. Although the Company ships products to foreign countries, all sales are recorded in the United States and such sales are not considered foreign source income.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $1.5 million at January 31, 2008, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2009	$491
2010	430
2011	386
2012	221
2013	—

Total minimum lease payments	$1,528

Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2008, 2007, and 2006 was $0.9 million, $1.0 million, and $0.8 million, respectively.

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. The Company’s fixed purchase commitments at January 31, 2008 totaled $5.3 million.

Executive Severance Commitments

The Company has entered into severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately 12 months of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.

Letter of Credit

In May 2006, the Company obtained a $0.5 million letter of credit from US Bank pursuant to a lease provision for its new corporate offices to which the Company relocated on August 28, 2006. On November 6, 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. The letter of credit is secured by a certificate of deposit with a 6-month maturity, which is reflected as restricted cash on the consolidated balance sheet.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Contingencies

On June 8, 2007, Mobility Electronics, Inc. (“Mobility”) sued the Company alleging that two Mobility patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by the Company in its mobile power products sold through its distributors. The Company has denied liability and countersued alleging that Mobility has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that Mobility is liable for infringement of at least one of the Company’s patents, by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the patent. Mobility has denied liability and amended its claims to further allege that the Company breached the Settlement Agreement by asserting claims against Mobility because its activities are permissible under the Settlement Agreement. On November 29, 2007, the Company filed its Answer, Defenses, and Counterclaims. On March 5, 2008, both parties attended mediation before a retired U.S. district court judge, which did not lead to a settlement. However, the parties may continue the mediation within a month or two. Trial is set for July 2009.

On November 30, 2007, SwissQual filed a lawsuit against the Company alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation and seeking declaratory relief relating to the December 15, 2005 Distribution and Sales Agreement between the parties.

The Company answered SwissQual’s complaint and denied any and all liability to SwissQual and denied that SwissQual is entitled to any of the relief sought in its complaint. In addition, the Company asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership. SwissQual has informed the Court that it will be amending its complaint. Discovery has not yet commenced and the trial date has been set for February 10, 2009.

The matters described above are in the very early stages and the outcome of these matters is neither determinable nor estimable. The Company believes it has meritorious defenses to the matters described above and intends to vigorously defend these actions. In addition to the pending matters described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

23.	Subsequent Event

The Company’s former President and Chief Executive Officer left the Company effective March 10, 2008. In conjunction with his departure the Company and he entered into a separation and release agreement whereby he was paid approximately $0.7 million.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2008 and 2007 are as follows (in thousands, except per share data):

	Year Ended January 31, 2008 Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$5,415	$5,919	$5,015	$6,851
Gross profit	2,179	1,808	1,126	713
Operating loss	(2,178)	(2,707)	(3,656)	(5,172)
Net loss	(1,615)	(2,220)	(2,581)	(3,567)

Basic and diluted loss per share:
Net loss	$(0.22)	$(0.30)	$(0.35)	$(0.49)

	Year Ended January 31, 2007 Fiscal Year Quarters
	First	Second	Third	Fourth
Revenue	$10,555	$12,972	$11,403	$12,846
Gross profit	3,531	4,726	3,906	5,999
Operating income (loss)	(865)	21	(903)	1,246
Net income (loss)	(575)	242	(650)	2,760

Basic and diluted income (loss) per share:
Net income (loss)	$(0.08)	$0.03	$(0.09)	$0.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as it is defined in the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management, and other personnel. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly and in accordance with accounting principles generally accepted in the United States of America, that disclosures are adequate, and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in the Company’s definitive proxy statement for its fiscal 2008 annual meeting of shareholders to be held on June 24, 2008 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the Company’s definitive proxy statement for its fiscal 2008 annual meeting of shareholders to be held on June 24, 2008 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included in the Company’s definitive proxy statement for its fiscal 2008 annual meeting of shareholders to be held on June 24, 2008 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included in the Company’s definitive proxy statement for its fiscal 2008 annual meeting of shareholders to be held on June 24, 2008 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included in the Company’s definitive proxy statement for its fiscal 2008 annual meeting of shareholders to be held on June 24, 2008 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8)

2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2008, 2007, and 2006 is submitted herewith:

II Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

3.	Exhibits

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The Restated By-Laws are incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2008.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

4.	Instruments defining the rights of security holders

4.1	Rights Agreement, dated February 5, 2003, between Comarco, Inc. and U.S. Stock Transfer Corporation, as rights agent. The Rights Agreement is incorporated herein by reference from the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

4.2	Amendment to the Rights Agreement, dated February 28, 2006. The Amendment is incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2006.

10.	Material Contracts

10.1	1982 Stock Option Plan. The restated 1982 Stock Option Plan is incorporated herein by reference from Exhibit C to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on June 25, 1986. *

10.2	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988. *

10.3	Nonqualified Employee Stock Option Plan for Comarco Wireless Technologies, Inc. dated August 1994 is incorporated by reference from the Company’s report on Form 10-Q for the quarter ended October 30, 1994. *

10.4	1995 Employee Stock Option Plan is incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.5	2005 Equity Incentive Plan is incorporated by reference from Appendix A to the Company’s definitive Proxy Materials filed with the Securities and Exchange Commission on May 16, 2006. *

10.6	Stock Purchase Agreement dated January 22, 2006 regarding SwissQual Holding AG (“SwissQual) between the Company, Spirent Holding Limited, Spirent plc, and the remaining shareholders of SwissQual. The Stock Purchase Agreement is incorporated herein by reference from the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2006.

10.7	Amended and Restated Severance Compensation Agreement dated June 11, 2007 between the Company and Peggy Vessell-Eoff, Vice President and Secretary, regarding severance compensation in the event of a change in control of the Company is filed herewith. *

10.8	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas A. Franza is incorporated herein by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.9	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Daniel R. Lutz is incorporated herein by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.10	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.11	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.12	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and John McMunn is incorporated herein by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.13	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.14	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is filed herewith. *

10.15	Separation and Release Agreement, dated March 23, 2008, between the Company and Thomas A. Franza is filed herewith. *

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

COMARCO, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2008.

COMARCO, INC.

/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL M. INMAN, III Samuel M. Inman, III	President and Chief Executive Officer (Principal Executive Officer), Director	April 30, 2008

/s/ WINSTON E. HICKMAN Winston E. Hickman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2008

/s/ RICHARD T. LEBUHN Richard T. LeBuhn	Director	April 30, 2008

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	April 30, 2008

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	April 30, 2008

/s/ ROBERT W. SUNDIUS, JR. Robert W. Sundius, Jr.	Director	April 30, 2008

COMARCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Three Years Ended January 31, 2008

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions		Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):

Year ended January 31, 2008	$111	$(3)	$(65	)(1)	$—	$43

Year ended January 31, 2007	$558	$90	$(537	)(1)	$—	$111

Year ended January 31, 2006	$831	$(273)	$—		$—	$558

Allowance for deferred tax assets:

Year ended January 31, 2008	$4,330	$(59)	$—		$3,446	$7,717

Year ended January 31, 2007	$3,514	$59	$—		$757	$4,330

Year ended January 31, 2006	$6,256	$—	$—		$(2,742)	$3,514

(1)	Write-off of uncollectible receivables.