Form 10-Q
period 2008-04-30
COMARCO INC
filed 2008-06-13
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

APRIL 30, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The registrant had 7,326,671 shares of common stock outstanding as of June 3, 2008.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	April 30, 2008	January 31, 2008 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$10,068	$17,011
Short-term investments	146	336
Accounts receivable, net of reserves of $43 and $43	15,636	4,728
Inventory, net of reserves of $1,081 and $954	4,619	4,466
Other current assets	965	734

Total current assets	31,434	27,275
Property and equipment, net	2,472	2,586
Software development costs, net	153	—
Acquired intangible assets, net	546	525
Goodwill	1,898	1,898
Restricted cash	250	250
Other assets	17	47

Total assets	$36,770	$32,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$985	$1,290
Deferred revenue	4,797	2,221
Deferred compensation	146	336
Accrued liabilities	9,620	5,705

Total current liabilities	15,548	9,552
Tax liability: FIN 48	86	86
Deferred rent	522	573
Deferred revenue, net of current portion	1,354	1,555

Total liabilities	17,510	11,766

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2008 and January 31, 2008, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 and 7,326,671 shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively	733	733
Additional paid-in capital	14,536	14,434
Retained earnings	3,991	5,648

Total stockholders’ equity	19,260	20,815

Total liabilities and stockholders’ equity	$36,770	$32,581

(A)	Derived from the audited consolidated financial statements as of January 31, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2008	2007
Revenue	$12,333	$5,415
Cost of revenue	7,653	3,236

Gross profit	4,680	2,179
Selling, general, and administrative expenses	4,312	2,406
Engineering and support expenses	2,078	1,951

Operating loss	(1,710)	(2,178)
Other income, net	53	274
Gain on sale of equipment, net	—	321

Loss before income taxes	(1,657)	(1,583)
Income tax expense	—	32

Net loss	$(1,657)	$(1,615)

Basic and diluted loss per share:
Net loss	$(0.23)	$(0.22)

Weighted average common shares outstanding:
Basic	7,327	7,366

Diluted	7,327	7,366

Common shares outstanding	7,327	7,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,657)	$(1,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	461	652
(Gain) loss on sale/retirement of property and equipment	17	(310)
Stock based compensation expense	103	121
Provision for doubtful accounts receivable	—	32
Provision for obsolete inventory	7	58
Changes in operating assets and liabilities:
Accounts receivable	(10,908)	6,908
Inventory	(160)	285
Other assets	(201)	63
Accounts payable	(305)	(200)
Deferred revenue	2,375	(390)
Deferred rent	(51)	(47)
Accrued liabilities	3,915	(2,835)

Net cash provided by (used in) operating activities	(6,404)	2,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(304)	(58)
Proceeds from sale of equipment	—	361
Acquired intangible assets	(82)	—
Capitalized software development costs	(153)	—

Net cash provided by (used in) investing activities	(539)	303

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	84
Dividends paid	—	(7,371)
Purchase and retirement of common stock	—	(100)

Net cash used in financing activities	—	(7,387)

Net decrease in cash and cash equivalents	(6,943)	(4,362)
Cash and cash equivalents, beginning of period	17,011	26,360

Cash and cash equivalents, end of period	$10,068	$21,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$8

Cash paid for income taxes	$14	$562

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other rechargeable handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. is a California corporation.

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2008. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2008 are not necessarily indicative of the results to be expected for the year ending January 31, 2009.

Principles of Consolidation:

The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.

Use of Estimates:

The preparation of unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets and goodwill, allowance for doubtful accounts, reserves for inventory obsolescence, warranties, valuation allowances for deferred tax assets, and determination of stock based compensation.

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

The compensation expense recognized relating to SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended April 30,
	2008	2007
Compensation expense relating to SFAS 123R	$103	$121
Impact on diluted earnings per share	0.01	0.02

The total compensation cost related to nonvested awards not yet recognized is approximately $661,000, which will be expensed over a weighted average remaining life of 18.8 months.

For the first quarter of fiscal 2009, 30,000 stock options were granted. No options were granted during the first quarter of fiscal 2008. The 30,000 stock options granted during the first quarter of fiscal 2009 had a per share weighted-average value of $2.09 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended April 30, 2008
Expected dividend yield	0.0%
Expected volatility	37.9%
Weighted average risk-free interest rate	2.7%
Expected life (in years)	5.9
Expected forfeitures	8.2%

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

The Company’s Director Stock Option Plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006. Under the 2005 Plan, the Company may grant stock options, stock appreciation

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

rights, restricted stock, restricted stock units, and performance based awards. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

Transactions and other information related to these plans for the three months ended April 30, 2008 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2008	842,000	$11.59
Options granted	30,000	4.90
Options canceled or expired	(10,500)	14.46
Options exercised	—	—

Balance, April 30, 2008	861,500	11.32

As of April 30, 2008, the stock options outstanding have no intrinsic value based on a closing market price of $3.82 per share on April 30, 2008. The following table summarizes information about the Company’s stock options outstanding at April 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$ 4.90 to 9.89	417,500	5.4	$7.42	277,250	$7.93
10.43 to 12.41	197,000	6.8	10.76	107,000	11.04
13.21 to 17.50	112,000	1.9	14.30	112,000	14.30
19.33 to 23.67	135,000	2.1	21.72	135,000	21.72

	861,500	4.8 years	11.32	631,250	12.53

Stock options exercisable at April 30, 2008 were 631,250 at a weighted-average exercise price of $12.53. At April 30, 2008, shares available for future grants under the 2005 Plan were 174,500 and under the director stock option plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of April 30, 2008, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. During the three months ended April 30, 2008, no options were granted or exercised under the CWT option plan. There were no options exercisable at April 30, 2008. Although the plan had 198,000 shares available for future grant at April 30, 2008, the Company has no intention of granting future options under this plan.

4.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will not have a material effect on our consolidated results of operations or financial position.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161, but does not expect adoption of SFAS No. 161 to have an impact on its consolidated financial statements.

5.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2008, the Company repurchased approximately 2.7 million shares at an average price of $8.20 per share. During the quarter ended April 30, 2008, the Company did not repurchase any shares of common stock.

During the first quarter of fiscal 2008, the Company declared and paid a special dividend of $1 per share of its outstanding common stock for a total payment of $7.4 million. No dividends were declared and or paid during the first quarter of fiscal 2009.

6.	Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the quarters ended April 30, 2008 and 2007, basic and diluted net loss per share were the same because the inclusion of 0 and 6,952 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.

7.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2008 or 2007 are listed below (in thousands).

	Three Months Ended April 30,
	2008		2007
Total revenue	$12,333	100%	$5,415	100%

Customer concentration:
AT&T	$5,512	45%	$—	—
Lenovo Information Products Co., Ltd.	3,223	26%	—	—
Verizon Wireless	273	2%	1,778	33%

	$9,008	73%	$1,778	33%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The AT&T revenue amount reported above is net of $1.6 million in revenue sharing due to Ascom (Schweiz) AG (“Ascom”) and net of assessed sales tax and deferred revenue.

In November 2006, the Company entered into a development and sales agreement with Ascom whereby Ascom receives 30 percent to 40 percent of the revenue on jointly developed products, less associated hardware costs. During the first quarter of fiscal 2009, the Company sold the first jointly developed product, the Symphony™ Multi to AT&T and associated revenue sharing amounts have been accrued as payable to Ascom.

The Verizon Wireless revenue amounts reported above are net of $30,000 and $600,000 of revenue sharing amounts payable to SwissQual AG (“SwissQual”) for the three months ended April 30, 2008 and April 30, 2007, respectively.

The Company derived 19 percent and 48 percent of its revenue from governmental agencies in the quarters ended April 30, 2008, and 2007, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable at either April 30, 2008 or January 31, 2008 are listed below (in thousands).

	April 30, 2008		January 31, 2008
Total gross accounts receivable	$15,679	100%	$4,771	100%

Customer concentration:
AT&T	$9,443	60%	$—	—
Lenovo Information Products Co., Ltd.	3,441	22%	—	—
Kensington Technology Group	356	2%	1,209	25%
Kern Motorist Authority	114	1%	501	11%

	$13,354	85%	$1,710	36%

8.	Inventory

Inventory consists of the following (in thousands):

	April 30, 2008	January 31, 2008
Raw materials	$2,359	$2,637
Work in process	175	118
Finished goods	2,085	1,711

	$4,619	$4,466

9.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	April 30, 2008	January 31, 2008
Capitalized software development costs	$153	$8,444
Less: accumulated amortization	—	(8,444)

	$153	$—

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The Company capitalized software development costs of $153,000 in the first quarter of the current year. The Company did not have any capitalized software development costs during the first quarter of the prior year. Amortization of software development costs for the quarters ended April 30, 2008 and 2007 totaled $0 and $139,000, respectively, and have been reported in cost of revenue in the accompanying condensed consolidated financial statements. During the first quarter of fiscal 2009, the Company retired fully amortized capitalized software development costs of $8.4 million from its books. The engineering costs capitalized during the first quarter of fiscal 2009 relate to our WTS Opti product currently under development, and therefore the Company is uncertain when capitalization of costs will cease and amortization will begin.

10.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	April 30, 2008	January 31, 2008
Goodwill	$1,898	$1,898

Acquired intangible assets:
Definite-lived intangible assets:
License rights	$82	$1,440
Intellectual property rights	1,244	1,244

	1,326	2,684
Less: accumulated amortization	(780)	(2,159)

Total acquired intangible assets, net	$546	$525

During the first quarter of fiscal 2009, fully amortized license rights related to mobile phone technologies in the amount of $1.4 million were retired.

The following table presents goodwill by reportable segment (in thousands):

	ChargeSource®	WTS	Call Box	Total
Balance as of April 30, 2008	$—	$1,898	$—	$1,898

Balance as of January 31, 2008	$—	$1,898	$—	$1,898

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2009	198
2010	178
2011	127
2012	43

Total estimated amortization expense	$546

Amortization of definite-lived acquired intangible assets for the quarters ended April 30, 2008 and 2007 totaled $61,000 and $89,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	April 30,
	2008	2007
Beginning balance	$104	$344
Accruals for warranties issued during the period	104	40
Utilization	(54)	(235)

	$154	$149

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	April 30,
	2008	2007
Beginning balance	$200	$551
Deferral of revenue for new contracts	474	198
Recognition of revenue	(98)	(243)

	$576	$506

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	April 30,
	2008	2007
Beginning balance	$2,438	$2,952
Deferral of revenue for new contracts	13	270
Recognition of revenue	(235)	(231)

	$2,216	$2,991

12.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

In the first quarter of fiscal 2008, 16,125 stock options were exercised as net exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued as a result of these net exercises totaled 2,671.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

13.	Business Segment Information

The Company has three reportable operating segments: ChargeSource®, WTS, and Call Box.

ChargeSource® designs and manufactures mobile power products for notebook computers, cellular telephones, BlackBerry® smartphones, iPods®, and other handheld devices.

WTS designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

Call Box designs and manufactures call boxes that provide emergency communication over existing wireless networks. In addition, Call Box provides installation and long-term maintenance services. As of April 30, 2008, the Company services and maintains approximately 9,200 call boxes under long-term agreements.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, income (loss) from operations before income taxes, and total assets attributable to these segments are as follows (in thousands):

	Three Months Ended April 30, 2008
	ChargeSource®	WTS	Call Box	Corporate	Total
Revenue	$3,820	$6,092	$2,421	$—	$12,333
Cost of revenue	3,811	2,343	1,499	—	7,653

Gross profit	$9	$3,749	$922	$—	$4,680

Gross margin	0.2%	61.5%	38.1%	—	38.0%

Income (loss) from operations before income taxes	$(2,951)	$951	$334	$9	$(1,657)

	Three Months Ended April 30, 2007
	ChargeSource®	WTS	Call Box	Corporate	Total
Revenue	$321	$2,616	$2,478	$—	$5,415
Cost of revenue	735	1,245	1,256	—	3,236

Gross profit (loss)	$(414)	$1,371	$1,222	$—	$2,179

Gross margin	(129%)	52.4%	49.3%	—	40.2%

Income (loss) from operations before income taxes	$(1,489)	$(1,085)	$761	$230	$(1,583)

	ChargeSource®	WTS	Call Box	Corporate	Total
Assets at April 30, 2008	$6,394	$16,110	$3,182	$11,084	$36,770

Assets at January 31, 2008	$3,320	$7,108	$4,047	$18,106	$32,581

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Revenue by geographic area, as determined by the “ship to” address, consisted of the following (in thousands):

	Three Months Ended April 30,
	2008	2007
North America	$8,340	$4,814
Europe	641	204
Asia	3,252	142
Latin America	100	255

	$12,333	$5,415

14.	Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, consolidated results of operations, and financial position.

Executive Severance Commitments

The Company has severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the condensed consolidated financial statements. During the quarter ended April 30, 2008, severance of approximately $0.9 million was accrued relating to the departure of two corporate officers.

Letter of Credit

In May 2006, the Company obtained a $0.5 million letter of credit from US Bank National Association pursuant to a lease provision for the Company’s corporate office, which was relocated in August 2006. In November 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. The letter of credit is secured by a certificate of deposit with a 6-month maturity, which is reflected as restricted cash on the condensed consolidated balance sheets.

Legal Contingencies

On June 8, 2007, Mobility Electronics, Inc. (“Mobility”) filed a complaint against Comarco and its subsidiary CWT in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84, alleging that two Mobility patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by the Company in its mobile power products sold through its distributors. The complaint seeks an unspecified amount of treble damages and injunctive relief. Mobility has since amended its complaint to further allege that its two patents are also

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

infringed by the Company’s mobile power products sold to Lenovo Information Products Co., Ltd. (“Lenovo”). The Company has denied liability and countersued alleging that Mobility breached a settlement agreement (the “Settlement Agreement”) entered into between the parties in 2003 settling a previous patent infringement lawsuit, and that Mobility is liable for infringement of at least three of the Company’s patents. Mobility has denied liability and amended its claims to further allege that the Company breached the Settlement Agreement by asserting claims against Mobility. The Company has denied liability as to the additional claim made by Mobility. On March 5, 2008, both parties attended mediation without reaching a settlement. There are a number of motions pending, including the Company’s motion seeking an order that Mobility is estopped from asserting invalidity or unenforceability of two of the Company’s patents, the parties’ respective motions for severance of certain claims from others so that certain claims can be considered before others, and the Company’s motion to transfer to the District Court in Arizona, which was the location of the previous patent infringement lawsuit between the parties. Trial is currently scheduled for July 2009.

On November 30, 2007, SwissQual filed a lawsuit against CWT in the United States District Court for the Central District of California, Case No. cv-07-07819, alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the December 15, 2005 Distribution and Sales Agreement between the parties.

The Company has answered SwissQual’s complaint and denied any and all liability. In addition, the Company asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership. SwissQual amended its complaint on June 2, 2008, adding a claim for alleged breach of an intellectual property agreement and revising its former allegations. Discovery has not yet commenced and the trial date is currently scheduled for February 10, 2009.

The matters described above are progressing, but the outcome of these matters remains neither determinable nor estimable. The Company believes it has meritorious defenses to the matters described above and intends to vigorously defend these actions. In addition to the pending matters described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This report, including the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements included in this report. Additionally, statements concerning future matters are forward-looking statements.

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

Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the effects of consolidation in the wireless communications industry; our customers’ demand for our services and the difficulty of accurately estimating demand; our reliance on a limited number of customers for a significant portion of our revenue; increased competition; our ability to develop and introduce new products successfully; the risk of third parties infringing our intellectual property; general economic, political, and market conditions; and litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 filed with the SEC, those contained in the Company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Basis of Presentation

The financial information presented in this report is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flow. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, cellular telephones, BlackBerry® smartphones, iPods®, and other handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Our revenue and related cash flows are primarily derived from sales of our ChargeSource® mobile power products, wireless test solutions products, and emergency call boxes and related maintenance services. We have three reportable segments: ChargeSource®, Wireless Test Solutions (“WTS”), and Call Box. Performance measurement and resource allocation for the reportable segments are based on many factors and the primary financial measurers utilized are revenue and gross profit. See “Business Segment Information” in Note 13 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

The following table sets forth our revenue for the business segments for the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
	2008	2007	% Change
	(in thousands)
Revenue:
ChargeSource®	$3,820	$321	1,090%
WTS	6,092	2,616	133%
Call Box	2,421	2,478	(2%)

	$12,333	$5,415	128%

Management currently considers the following events, trends, and uncertainties to be important to understanding our three business segments and corresponding operating results for the first quarter of fiscal 2009.

ChargeSource®

•

During the first quarter of fiscal 2008, we entered into a non-exclusive distribution arrangement with Kensington Technology Group (“Kensington”), thereby terminating our exclusive distribution agreement. Under the non-exclusive agreement, we have the right to penetrate all channels with multiple partners and Kensington has the right to purchase our products without volume minimums. Kensington is also able to purchase mobile power products from our competitors.

•

In late January 2008, we began volume production of a small form factor 90-watt alternating current/direct current (“AC/DC”) external power adapter designed to the stringent specifications of Lenovo, a leading notebook computer original equipment manufacturer (“OEM”) headquartered in Beijing, China. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory.

•

During the first quarter of fiscal 2009, we entered into an additional non-exclusive distribution agreement with Trust International B.V. (“Trust”) for our ChargeSource® products. We have yet to ship product to Trust as the relationship is currently being established, but we hope to increase revenue volumes in the coming quarters with the addition of a new distribution partner. Due to the transition to a non-exclusive distribution model, we have experienced and may continue to experience disruption in the sale of our ChargeSource® products over the next several quarters.

•

ChargeSource® revenue for the first quarter of fiscal 2009 increased to $3.8 million compared to $0.3 million for first quarter of fiscal 2008. On a sequential basis, ChargeSource® revenue for the first quarter of fiscal 2009 increased approximately $1.3 million compared to $2.5 million recorded in the prior fiscal quarter. This sequential increase is attributable to new orders for our existing product line and the initial shipments of the Lenovo product.

•

The current level of ChargeSource® sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. We believe that our ability to drive increased sales is dependent upon, among others, the following factors:

•	Successful development and release for manufacture of certain AC and AC/DC external power adapter products designed to address the requirements of our retail and OEM accessories channels;

•	Securing additional retail distribution partners under non-exclusive arrangements; and

•	Market and customer acceptance of our new products expected to be available by the second half of fiscal 2009.

•

Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources which can charge multiple mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

Wireless Test Solutions

•

During fiscal 2007, we entered into a cooperative alliance with Ascom (Schweiz) AG (“Ascom”), a leading specialist in wireless onsite communications solutions based in Switzerland, to develop, market, and support next-generation wireless network QoS, optimization, and test measurement systems. Together we have developed harmonized test and measurement systems and solutions for 3G and 4G wireless standards. These harmonized products and solutions are now available to the worldwide marketplace.

•

Late in the fourth quarter of fiscal 2008, we received a purchase order from AT&T valued at approximately $10.1 million for the Symphony™ Multi system, jointly developed by Ascom and Comarco. We began delivery on this order during the first quarter of fiscal 2009, and expect to complete delivery during the first half of fiscal 2009. We generated revenue during the first quarter of fiscal 2009 relating to this order of $5.5 million, net of revenue sharing payable to Ascom of $1.6 million.

•

Demand for our next-generation mobile test equipment remains unpredictable. Although we are encouraged by interest we have received for the Symphony™ Multi system, the timing and amount of anticipated orders from our customer base remains uncertain. WTS revenue for the first quarter of fiscal 2009 increased $3.5 million compared to the first quarter of the prior fiscal year, due to the deliveries on the AT&T order discussed above. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

Call Box

•

During the third quarter of fiscal 2008, we were awarded a contract by Kern County, California to upgrade their existing analog call box system, consisting of approximately 574 units. This contract is valued at approximately $1.5 million. During the fourth quarter of fiscal 2008, we recorded $0.4 million of revenue and completed 216 units. During the first quarter of fiscal 2009, we recorded revenue of $0.6 million and completed 304 units in connection with this contract.

•

During the third quarter of fiscal 2008, we were awarded the amended contract to upgrade the call boxes owned by the Riverside County SAFE, located in California, to digital and TTY technologies. This upgrade is valued at approximately $1.6 million. We began work during the fourth quarter of fiscal 2008, recording revenue of $0.9 million. During the first quarter of fiscal 2009 we recorded revenue of $0.3 million and completed 157 units in connection with this contract. The call boxes remaining to be upgraded are awaiting freeway and interchange construction completion.

•

We anticipate a decline in call box revenue during fiscal 2009 compared to fiscal 2008, as we have substantially completed the upgrade of the installed base of call boxes under previously awarded contracts.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the period ended April 30, 2008 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three months ended April 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2008.

Results of Operations

Consolidated

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
		(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$11,383	92%	$4,281	79%	166%
Services	950	8%	1,134	21%	(16%)

	$12,333	100%	$5,415	100%	128%

Operating loss	$(1,710)		$(2,178)

Net loss	$(1,657)		$(1,615)

	Three Months Ended April 30,		2008 over 2007 % Change
	2008	2007
	(in thousands)
Revenue:
Americas:
North America	$8,340	$4,814	73%
Others	100	255	(61%)
Europe	641	204	214%
Asia – Pacific	3,252	142	2,190%

	$12,333	$5,415	128%

Revenue

The increase in revenue of $6.9 million for the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 is attributable to an increase in both ChargeSource® and WTS revenue, while Call Box revenue remained comparable to the prior year comparable period. ChargeSource® revenue increased $3.5 million related to shipments to Lenovo that began late in the fourth quarter of fiscal 2008. WTS revenue increased $3.5 million primarily due to initial sales of our Symphony™ Multi systems, which were jointly developed with Ascom.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
		(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$6,889	61%	$2,338	55%	195%
Amortization – software development products	—	—	134	3%	(100%)

	6,889	61%	2,472	58%	179%

Services	764	80%	759	67%	(1%)
Amortization – software development services	—	—	5	—	(100%)

	764	80%	764	67%	—

	$7,653	62%	$3,236	60%	137%

	Three Months Ended April 30,		2008 over 2007 ppt Change
	2008	2007
Gross margin:
Products	39%	42%	(3)
Services	20%	33%	(13)
Combined gross margin	38%	40%	(2)

The first quarter of fiscal 2009 increase in cost of revenue of $4.4 million compared to the first quarter of fiscal 2008 was primarily attributable to a 128 percent volume increase in revenue compared to the first quarter of fiscal 2008. Although revenue increased $6.9 million during the first quarter of fiscal 2009 compared to the prior year comparable period, gross margin declined by two percentage points primarily due to the mix of business.

Operating Costs and Expenses

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$1,949	16%	$1,206	22%	62%
Allocated corporate overhead	2,363	19%	1,200	22%	97%
Gross engineering and support expenses	2,231	18%	1,951	36%	14%
Capitalized software development costs	(153)	(1%)	—	—	—

	$6,390	52%	$4,357	80%	47%

Selling, general, and administrative expenses increased by $0.7 million during the first quarter of fiscal 2009, compared to the same period of the prior year, primarily as a result of increased legal fees of $0.8 million incurred during the quarter relating to the ongoing Mobility litigation.

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

The increase in allocated corporate overhead of $1.2 million during the first quarter of fiscal 2009 compared to the same period of the prior year relates primarily to $0.9 million in non-recurring severance costs of former senior management, as well as additional legal fees related to public company matters in the amount of $0.1 million. We also incurred additional consulting fees of $0.1 million during the first quarter of fiscal 2009.

The increase in gross engineering and support expenses of $0.3 million during the first quarter of fiscal 2009 compared to the same period of the prior year relates to increased personnel costs for both the ChargeSource® and WTS businesses.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, for the first quarter of fiscal 2009 decreased approximately $0.2 million compared to the first quarter of fiscal 2008. The decrease in other income is due to a reduction on invested cash and cash equivalent balances and lower interest rates.

Gain on Sale of Equipment, net

The gain on sale of equipment of $0.3 million recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers. No similar transaction occurred during the first quarter of fiscal 2009.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first quarter of fiscal 2009, the adjusted net deferred tax assets remain fully reserved as of April 30, 2008.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”) on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. The FIN 48 liability recorded during the first quarter of fiscal 2008 has not changed since it was initially recorded.

ChargeSource®

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$3,820	100%	$321	100%	1,090%
Services	—	—	—	—	—

	$3,820	100%	$321	100%	1,090%

Operating loss	$(2,971)		$(1,499)

	Three Months Ended April 30,		2008 over 2007 % Change
	2008	2007
	(in thousands)
Revenue:
Americas:
North America	$76	$182	(58%)
Others	—	—	—
Europe	529	139	281%
Asia – Pacific	3,215	—	—

	$3,820	$321	1,090%

	Three Months Ended April 30,		2008 over 2007 % Change
	2008	2007
	(in thousands)
Revenue:
Kensington	$458	$252	82%
Lenovo Information Products Co., Ltd.	3,223	—	—
Other	139	69	101%

	$3,820	$321

The increase in revenue for the first quarter of fiscal 2009 is attributable primarily to shipments to Lenovo that began in late January 2008. During the first quarter of fiscal 2009 we shipped approximately 66,000 90-watt and 16,000 120-watt power adapters. Sales to Lenovo expanded our presence in the Asia-Pacific market.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$3,811	100%	$735	229%	419%
Amortization – software development products	—	—	—	—	—

	3,811	100%	735	229%	419%

Services	—	—	—	—	—

	$3,811	100%	$735	229%	419%

	Three Months Ended April 30,		2008 over 2007 ppt Change
	2008	2007
Gross margin:
Products	—	(129%)	129
Services	—	—	—
Combined gross margin	—	(129%)	129

The increase in cost of revenue of $3.1 million for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was attributable primarily to the increase in revenue of $3.5 million. The current level of ChargeSource® revenue allowed for a break-even margin during the first quarter of fiscal 2009 as opposed to a gross loss of $0.4 million in the prior year comparable period. Although the volume of units shipped increased considerably over the prior year, we have not yet reached volume required to attain a positive gross margin.

Operating Costs and Expenses

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$1,263	33%	$386	120%	227%
Allocated corporate overhead	1,142	30%	276	86%	314%
Gross engineering and support expenses	575	15%	423	132%	36%

	$2,980	78%	$1,085	338%	175%

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource® business.

The increase in selling, general, and administrative expenses during the first quarter of fiscal 2009 relates primarily to $0.8 million in increased legal fees related to the Mobility litigation.

See the section above entitled “Results of Operations – Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

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

The increase in engineering costs incurred in the first quarter of fiscal 2009 versus the comparable period in fiscal 2008 relates to increased salaries as the engineering department has added one engineer and one lab technician since the prior year, as well as increased testing and lab fees for new products under development and increased travel costs.

Wireless Test Solutions (“WTS”)

Revenue

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$6,077	100%	$2,492	95%	144%
Services	15	—	124	5%	(88%)

	$6,092	100%	$2,616	100%	133%

Operating income (loss)	$934		$(1,430)

	Three Months Ended April 30,		2008 over 2007 % Change
	2008	2007
	(in thousands)
Revenue:
Americas:
North America	$5,843	$2,154	171%
Others	100	255	(61%)
Europe	112	65	72%
Asia – Pacific	37	142	(74%)

	$6,092	$2,616	133%

The increase in revenue of $3.5 million during the first quarter of fiscal 2009 is primarily attributable to the sales of our Symphony™ Multi systems to AT&T. We delivered 32 of the 41 systems that AT&T ordered during the fourth quarter of fiscal 2008. The revenue recognized on this order totals $5.5 million for the first quarter of fiscal 2009 and is net of Ascom revenue sharing in the amount of $1.6 million for the delivered systems. We expect to complete the delivery of the remaining nine systems during the second quarter of fiscal 2009.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$2,267	37%	$1,019	41%	122%
Amortization – software development products	—	—	134	5%	(100%)

	2,267	37%	1,153	46%	97%

Services	76	507%	92	74%	(17%)

	$2,343	38%	$1,245	48%	88%

	Three Months Ended April 30,		2008 over 2007 ppt Change
	2008	2007
Gross margin:
Products	63%	54%	9
Services	(407%)	26%	(433)
Combined gross margin	62%	52%	10

The first quarter of fiscal 2009 increase in cost of revenue of $1.1 million is consistent with the 133 percent volume increase in revenue. The cost of services relates to amortization on Seven.Five units previously leased. The combined gross margin increased by 10 percentage points in the first quarter of fiscal 2009 compared to the first quarter of 2008 because the increased revenue allows for greater absorption of fixed manufacturing overhead expenses. Additionally, the Company incurred amortization of software development costs of $0.1 million during the first quarter of fiscal 2008 and had no similar expense during the first quarter of fiscal 2009.

Operating Costs and Expenses

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$584	10%	$737	28%	(21%)
Allocated corporate overhead	868	14%	662	25%	31%
Gross engineering and support expenses	1,516	25%	1,402	54%	8%
Capitalized software development costs	(153)	(3%)	—	—	—

	$2,815	46%	$2,801	107%	—

Selling, general and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business.

The first quarter of fiscal 2009 decrease in selling, general, and administrative expenses relates to the closure of the European sales department during the third quarter of fiscal 2008 due to the relationship we have with Ascom. Additionally, there has been a reduction in administrative support, travel, and bad debt expense in the current year.

See the section above entitled “Results of Operations – Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

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

The increase in gross engineering and support expenses in the first quarter of fiscal 2009 relative to the prior year comparable period is primarily attributable to increased personnel costs.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We capitalized software development costs in the first quarter of fiscal 2009 in the amount of $153,000 related to Opti product development. During the first quarter of fiscal 2008 we did not capitalize any software product development.

Call Box

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Revenue:
Products	$1,486	61%	$1,468	59%	1%
Services	935	39%	1,010	41%	(7%)

	$2,421	100%	$2,478	100%	(2%)

Operating income	$327		$751

	Three Months Ended April 30,		2008 over 2007 % Change
	2008	2007
	(in thousands)
Revenue:
Americas:
North America	$2,421	$2,478	(2%)
Others	—	—	—
Europe	—	—	—
Asia – Pacific	—	—	—

	$2,421	$2,478	(2%)

Revenue

Revenue remained relatively flat in the first quarter of fiscal 2009 compared to the prior year period. During the first quarter of fiscal 2009 we substantially completed upgrades of the Kern County and Riverside County systems and upgraded 461 call boxes with digital and TTY technologies, recording revenue totaling $1.0 million. During the first quarter of fiscal 2008, we upgraded 497 call boxes with digital and/or TTY technologies and recorded revenue totaling approximately $1.0 million. The first quarter of fiscal 2008 upgrade revenue also included revenue related to retrofit, site mitigation, and call box removal activities performed in conjunction with the upgrade of the call boxes, which totaled approximately $0.1 million. Non-upgrade revenue for the first quarters of fiscal 2009 and 2008 remained comparable at $0.5 million, respectively.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Related Revenue		% of Related Revenue
Cost of revenue:
Products	$811	55%	$584	40%	39%
Services	688	74%	667	66%	3%
Amortization – software development products	—	—	5	1%	(100%)

	688	74%	672	67%	2%

	$1,499	62%	$1,256	51%	19%

	Three Months Ended April 30,		2008 over 2007 ppt Change
	2008	2007
Gross margin:
Products	45%	60%	(15)
Services	26%	33%	(7)
Combined gross margin	38%	49%	(11)

The first quarter of fiscal 2009 increase in cost of product revenue of approximately $0.2 million compared to the first quarter of 2008 was primarily due to non-recurring credits recorded in the first quarter of fiscal 2008, which were non-recurring during the first quarter of fiscal 2009. Cost of product revenue for the first quarter of fiscal 2008 includes credits totaling approximately $0.3 million for an expired and unused settlement obligation to a former call box customer and previously accrued warranty obligations related to previously installed call box upgrades. No such credits were recorded during the first quarter of fiscal 2009. Excluding these credits, cost of product revenue for the first quarter of fiscal 2008 expressed as a percentage of product revenue was 59 percent.

Operating Costs and Expenses

	Three Months Ended April 30,				2008 over 2007 % Change
	2008		2007
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$102	4%	$83	3%	23%
Allocated corporate overhead	353	15%	262	11%	35%
Gross engineering and support expenses	140	6%	126	5%	11%

	$595	25%	$471	19%	26%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, inside sales, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our call box business.

The increase in selling, general, and administrative expense of $19,000 relates to higher personnel costs in the first quarter of fiscal 2009 over the prior year comparable period.

See the section above entitled “Results of Operations – Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

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

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2008 decreased $6.9 million to $10.1 million as compared to $17.0 million at January 31, 2008. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(6,404)	$2,722
Investing activities	(539)	303
Financing activities	—	(7,387)

Operating Activities

Cash used in operating activities of $6.4 million for the first quarter of fiscal 2009 was driven by an increase in accounts receivable of $10.9 million and our net loss of $1.7 million, offset by an increase in deferred revenue and accrued liabilities of $2.4 million and $3.9 million, respectively.

Included in our 2009 fiscal first quarter loss is non-recurring severance costs totaling $0.9 million. Additionally, our receivable balance has grown as a result of increased sales for the first quarter of fiscal 2009 from $6.9 million in the fourth quarter of fiscal 2008 to $12.3 million. The increase in accrued liabilities is due primarily to an accrual of $1.9 million in revenue sharing payable to Ascom for the Symphony™ Multi systems sales to AT&T and an increase in amounts owed to our suppliers of $1.8 million. The increase in deferred revenue of $2.4 million relates primarily to deferred revenue on AT&T systems that are not yet installed as of quarter end.

Cash generated by operating activities of $2.7 million for the first quarter of fiscal 2008 was driven by collections of accounts receivable of $6.9 million offset by our net loss of $1.6 million and a reduction in accrued liabilities of $2.8 million, primarily due to vendor payments for inventory as well as income tax payments.

Investing Activities

During the first quarter of fiscal 2009, we purchased $0.3 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products. We also capitalized software development costs incurred related to our WTS Opti product development in the amount of $153,000.

During the first quarter of fiscal 2008 we accrued $361,000 relating primarily to the sale of WTS equipment that had been previously leased. We also purchased $58,000 of property and equipment.

Financing Activities

During the first quarter of fiscal 2008 we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. No dividends were declared and or paid during the first quarter of fiscal 2009.

We expect that existing cash and cash equivalents and expected positive cash flow, based primarily on current expected collections of accounts receivable, which totaled $15.6 million at April 30, 2008, will be sufficient to satisfy the Company’s anticipated cash requirements for the remainder of fiscal 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of April 30, 2008, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Our cash and cash equivalents have maturity dates of three months or less and the fair value approximates the carrying value in our condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Under the direction and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008, the end of the period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

“Internal control over financial reporting” is a process designed by, or under the supervision of, the issuer’s principal executive and financial officers, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

There was no change in our internal control over financial reporting during the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 8, 2007, Mobility filed a complaint against us in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84, alleging that two Mobility patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by us in our mobile power products sold through our distributors. The complaint seeks an unspecified amount of treble damages and injunctive relief. Mobility has since amended its complaint to further allege that its two patents are also infringed by our mobile power products sold to Lenovo. We have denied liability and countersued alleging that Mobility has breached a settlement agreement (the “Settlement Agreement”) entered into between the parties in 2003 settling a previous patent infringement lawsuit, and that Mobility is liable for infringement of at least three of our patents. Mobility has denied liability and amended its claims to further allege that we breached the Settlement Agreement by asserting claims against Mobility. We have denied liability as to the additional claim made by Mobility. On March 5, 2008, both parties attended mediation without reaching a settlement. There are a number of motions pending, including our motion seeking an order that Mobility is estopped from asserting invalidity or unenforceability of two of our patents, the parties’ respective motions for severance of certain claims from others so that certain claims can be considered before others, and our motion to transfer to the District Court in Arizona, which was the location of the previous patent infringement lawsuit between the parties. Trial is currently scheduled for July 2009.

On November 30, 2007, SwissQual filed a lawsuit against us in the United States District Court for the Central District of California, Case No. cv-07-07819, alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the December 15, 2005 Distribution and Sales Agreement between the parties.

We have answered SwissQual’s complaint and denied any and all liability. In addition, we asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership. SwissQual amended its complaint on June 2, 2008, adding a claim of alleged breach of an intellectual property agreement and revising its former allegations. Discovery has not yet commenced and the trial date is currently scheduled for February 10, 2009.

The matters described above are progressing, but the outcome of these matters remains neither determinable nor estimable. We believe we have meritorious defenses to the matters described above and intend to vigorously defend these actions. In addition to the pending matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Bylaws of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K, filed on March 13, 2008)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMARCO, INC.

Date: June 13, 2008	/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III
President and Chief Executive Officer
(Principal Executive Officer), Director

Date: June 13, 2008	/s/ WINSTON E. HICKMAN
Winston E. Hickman
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Bylaws of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.02 to our Current Report on Form 8-K, filed on March 13, 2008)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002