Form 10-Q
period 2008-07-31
COMARCO INC
filed 2008-09-12
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JULY 31, 2008

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

Yes  ☐    No  ☑

The registrant had 7,326,671 shares of common stock outstanding as of September 10, 2008.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	July 31, 2008	January 31, 2008 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$13,958	$17,011
Short-term investments	123	336
Accounts receivable, net of reserves of $73 and $43	5,177	2,979
Inventory, net of reserves of $708 and $577	3,838	2,659
Current assets of discontinued operations	—	3,572
Other current assets	780	718

Total current assets	23,876	27,275
Property and equipment, net	2,209	2,572
Software development costs, net	335	—
Acquired intangible assets, net	477	525
Goodwill	1,898	1,898
Restricted cash	250	250
Non-current assets of discontinued operations	—	28
Other assets	7	33

Total assets	$29,052	$32,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,751	$803
Deferred revenue	1,853	1,776
Deferred compensation	123	336
Current liabilities of discontinued operations	—	1,366
Accrued liabilities	5,891	5,271

Total current liabilities	9,618	9,552
Tax liability: FIN 48	86	86
Deferred rent	471	573
Non-current liabilities of discontinued operations	—	3
Deferred revenue, net of current portion	1,176	1,552

Total liabilities	11,351	11,766

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2008 and January 31, 2008, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 shares issued and outstanding at July 31, 2008 and January 31, 2008, respectively	733	733
Additional paid-in capital	14,626	14,434
Retained earnings	2,342	5,648

Total stockholders’ equity	17,701	20,815

Total liabilities and stockholders’ equity	$29,052	$32,581

(A)	Derived from the audited consolidated financial statements as of January 31, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenue	$7,614	$2,148	$17,527	$5,085
Cost of revenue	4,932	2,052	11,121	4,088

Gross profit	2,682	96	6,406	997

Selling, general, and administrative expenses	2,964	2,243	7,194	4,582
Engineering and support expenses	2,152	2,059	4,130	3,920

	5,116	4,302	11,324	8,502

Operating loss	(2,434)	(4,206)	(4,918)	(7,505)
Other income, net	28	218	81	491
Gain on sale of equipment, net	—	—	—	321
Gain on sale of investment in SwissQual, net	—	269	—	269

Loss from continuing operations before income taxes	(2,406)	(3,719)	(4,837)	(6,424)
Income tax benefit	297	574	600	1,004

Net loss from continuing operations	(2,109)	(3,145)	(4,237)	(5,420)
Income from discontinued operations, net of income taxes	460	925	931	1,585

Net loss	$(1,649)	$(2,220)	$(3,306)	$(3,835)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.29)	$(0.43)	$(0.58)	$(0.74)
Net income from discontinued operations	0.06	0.13	0.13	0.22

	$(0.23)	$(0.30)	$(0.45)	$(0.52)

Weighted average common shares outstanding:
Basic	7,327	7,333	7,327	7,349

Diluted	7,327	7,333	7,327	7,349

Common shares outstanding	7,327	7,327	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,237)	$(5,420)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	883	1,175
Loss (gain) on sale/retirement of property and equipment	28	(300)
Gain on sale of investment in SwissQual, net	—	(269)
Stock based compensation expense	192	265
Provision for doubtful accounts receivable	29	6
Provision for obsolete inventory	10	64
Changes in operating assets and liabilities:
Accounts receivable	(2,227)	5,595
Inventory	(1,189)	168
Other assets	(36)	(69)
Accounts payable	948	(346)
Deferred revenue	(298)	(327)
Deferred rent	(103)	(94)
Accrued liabilities	620	(2,662)

Net cash used in continuing operating activities	(5,380)	(2,214)
Net cash provided by discontinued operating activities	3,162	4,123

Net cash provided by (used in) operating activities	(2,218)	1,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(418)	(221)
Acquired intangible assets	(82)	—
Proceeds from sale of equipment	—	361
Software development costs	(335)	—
Proceeds from sale of investment in SwissQual, net	—	269

Net cash provided by (used in) continuing investing activities	(835)	409
Net cash used in discontinued investing activities	—	(3)

Net cash provided by (used in) investing activities	(835)	406

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	84
Dividends paid	—	(7,371)
Purchase and retirement of common stock	—	(386)

Net cash used in financing activities	—	(7,673)

Net decrease in cash and cash equivalents	(3,053)	(5,358)
Cash and cash equivalents, beginning of period	17,011	26,360

Cash and cash equivalents, end of period	$13,958	$21,002

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$8

Cash paid for income taxes, net of refunds	$17	$714

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or “the Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and other handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2008. The unaudited, interim condensed financial information presented herein reflects all adjustments, consisting of normal recurring accruals and discontinued operations adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended July 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009.

Principles of Consolidation:

The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.

Use of Estimates:

The preparation of unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, revenue recognition, allowance for doubtful accounts, capitalization and amortization of software development costs, reserves for inventory obsolescence, valuation allowances for deferred tax assets, and determination of stock based compensation.

Reclassifications:

Certain prior period balances have been reclassified to conform to the current period presentation.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Discontinued Operations

On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its call box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $382,000 during the second quarter. In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the call box business are now presented as discontinued operations for all periods in the unaudited interim condensed consolidated financial statements.

Operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenues	$1,260	$3,771	$3,680	$6,249

Income from discontinued operations:
Gain on sale, net of taxes of $150,000	$232	$—	$232	$—
Income from discontinued operations, before taxes	375	1,499	1,149	2,621
Income tax expense	(147)	(574)	(450)	(1,036)

Total income from discontinued operations	$460	$925	$931	$1,585

Income from discontinued operations consists of direct revenues and direct expenses of the call box business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs will be eliminated as a result of the transaction. The Company historically allocated certain fixed manufacturing costs, indirect engineering costs, and corporate overhead based upon analysis of actual percentage shares of Company costs and expenses to each of its three businesses. The two remaining businesses, ChargeSource® and WTS, now reflect allocations of the amounts previously allocated to the call box business segment.

During the third quarter of fiscal 2009, the Company expects to record an additional gain on the sale of the call box business of approximately $150,000 in conjunction with the execution of a subcontractor agreement that provides for a monthly cash payment of $12,500 to the Company from the buyer of the call box business over a twelve-month period.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and liabilities related to discontinued operations at January 31, 2008 consisted of the following (in thousands):

January 31, 2008
Assets:
Accounts receivable, net	$1,749
Inventory, net	1,807
Other current assets	16

Current assets of discontinued operations	3,572
Property and equipment, net	14
Other assets	14

Assets of discontinued operations	$3,600

Liabilities:
Accounts payable	$487
Deferred revenue	445
Accrued liabilities	434

Total current liabilities	1,366
Deferred revenue, net of current portion	3

Liabilities of discontinued operations	$1,369

4.	Stock-Based Compensation

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized under SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Compensation expense relating to SFAS 123R	$90	$141	$192	$260
Impact on diluted earnings per share	$0.01	$0.02	$0.03	$0.04

The total compensation cost related to nonvested awards not yet recognized is approximately $592,000, which will be expensed over a weighted average remaining life of 14.4 months.

The fair value of options granted under the Company’s stock option plans during the six months ended July 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

	Six Months Ended July 31,
	2008	2007
Weighted average risk-free interest rate	3.0%	4.8%
Expected life (in years)	5.9	5.8
Expected stock volatility	38.1%	40.1%
Dividend yield	None	None
Expected forfeitures	8.2%	10.6%

Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. The total number of shares that may be granted under these plans is 3,354,337.

The Company’s Director Stock Option Plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 shares to 1,100,000 shares. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options of the Director Plan and the Employee Plan expire as determined by the Compensation Committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options of the 2005 Plan expire as determined by the Compensation Committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to these plans for the six months ended July 31, 2008 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2008	842,000	$11.59
Options granted	45,000	4.57
Options canceled or expired	(282,000)	11.97
Options exercised	—	—

Balance, July 31, 2008	605,000	10.89

The average fair value of each of the options granted during the six months ended July 31, 2008 was $1.88. As of July 31, 2008, the stock options outstanding have no intrinsic value, based on a closing market price of $3.11 per share on July 31, 2008. The following table summarizes information about the Company’s stock options outstanding at July 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted- Avg. Exercise Price	Number Exercisable	Weighted- Avg. Exercise Price
$ 3.91 to 9.89	322,500	6.19	$7.31	221,000	$7.87
10.43 to 12.41	162,000	6.74	10.73	112,000	10.86
13.21 to 17.50	30,500	2.24	14.77	30,500	14.77
19.33 to 23.67	90,000	1.77	22.67	90,000	22.67

3.91 to 23.67	605,000	5.48 years	10.89	453,500	12.01

Stock options exercisable at July 31, 2008 were 453,500 at a weighted-average exercise price of $12.01. At July 31, 2008, shares available for future grants under the 2005 Plan were 844,500 and under the Director Plan were 625.

CWT also has a subsidiary stock option plan. Under this plan, officers and key employees of CWT may be granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of July 31, 2008, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. During the three and six months ended July 31, 2008, no options were granted or exercised under the CWT option plan. Although the plan had 198,000 shares available for future grant at July 31, 2008, the Company has no intention of granting future options under this plan.

5.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will not have a material effect on our consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161, but does not expect adoption of SFAS No. 161 to have an impact on its consolidated financial statements.

6.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2008, the Company repurchased approximately 2.7 million shares for an average price of $8.20 per share. During the three and six months ended July 31, 2008, the Company did not repurchase any shares of common stock. During the three and six months ended July 31, 2007, the Company repurchased 44,667 and 57,637 shares of common stock at an average price of $6.41 and $6.70 per share, respectively.

7.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2008 and 2007, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 13 and 1,585 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2007, as the effect would have been antidilutive. There were no potentially dilutive common shares related to outstanding stock options for the three and six months ended July 31, 2008.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Basic and diluted:
Net loss from continuing operations	$(2,109)	$(3,145)	$(4,237)	$(5,420)
Weighted average shares outstanding	7,327	7,333	7,327	7,349

Basic and diluted loss per share from continuing operations	$(0.29)	$(0.43)	$(0.58)	$(0.74)

Net income from discontinued operations	$460	$925	$931	$1,585
Weighted average shares outstanding	7,327	7,333	7,327	7,349

Basic and diluted earnings per share from discontinued operations	$0.06	$0.13	$0.13	$0.22

Net loss	$(1,649)	$(2,220)	$(3,306)	$(3,835)
Weighted average shares outstanding	7,327	7,333	7,327	7,349

Basic and diluted loss per share	$(0.23)	$(0.30)	$(0.45)	$(0.52)

8.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended July 31,
	2008		2007
	(In thousands)
Total revenue	$7,614	100%	$2,148	100%

Customer concentration:
AT&T Wireless Services	3,066	40%	—	—
Lenovo Information Products Co., Ltd.	2,703	36%	—	—
Kensington Technology Group	363	5%	400	19%
Verizon Wireless	413	5%	387	18%

	$6,545	86%	$787	37%

	Six Months Ended July 31,
	2008		2007
	(In thousands)
Total revenue	$17,527	100%	$5,085	100%

Customer concentration:
AT&T Wireless Services	8,577	49%	—	—
Verizon Wireless	716	4%	2,293	45%
Lenovo Information Products Co., Ltd.	5,925	34%	—	—
Kensington Technology Group	822	5%	652	13%

	$16,040	92%	$2,945	58%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The AT&T revenue amount reported above for the three and six months ended July 31, 2008 is net of $0.6 million and $2.2 million, respectively, in revenue sharing due to Ascom (Schwiez) AG (“Ascom”) and net of assessed sales tax and deferred revenue.

In November 2006, the Company entered into a development and sales agreement with Ascom whereby Ascom receives 30 percent to 40 percent of the revenue on jointly developed products, less associated hardware costs. During the first quarter of fiscal 2009, the Company sold the first jointly developed product, the Symphony™ Multi, to AT&T, and associated revenue sharing amounts have been accrued as payable to Ascom.

The Verizon Wireless revenue amounts reported above are net of $31,000 and $644,000 of revenue sharing amounts payable to SwissQual AG (“SwissQual”) for the three and six months ended July 31, 2007, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable at either July 31, 2008 or January 31, 2008 are listed below (in thousands):

	July 31, 2008		January 31, 2008
Total gross accounts receivable	$5,250	100%	$3,022	100%

Customer concentration:
AT&T Wireless Services	865	16%	—	—
Lenovo Information Products Co., Ltd.	2,707	52%	—	—
Kensington Technology Group	—	—	1,209	40%

	$3,572	68%	$1,209	40%

9.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	July 31, 2008	January 31, 2008
Raw materials	$2,435	$2,018
Work in process	71	146
Finished goods	1,332	495

	$3,838	$2,659

10.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	July 31, 2008	January 31, 2008
Capitalized software development costs	$335	$8,444
Less: accumulated amortization	—	(8,444)

	$335	$—

The Company capitalized software development costs in the amount of $182,000 and $335,000 during the three and six months ended July 31, 2008, respectively. The Company did not capitalize software development costs during the comparable periods of the prior fiscal year. Amortization of software development costs for the six months ended July 31, 2008 and 2007 totaled $0 and $193,000, respectively, and have been reported in cost of revenue in the accompanying unaudited interim condensed consolidated

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

financial statements. Amortization of software development costs for the three months ended July 31, 2008 and 2007 totaled $0 and $59,000, respectively. During the first quarter of fiscal 2009, the Company retired fully amortized capitalized software development costs of $8.4 million from its books. The engineering costs capitalized during the first and second quarters of fiscal 2009 relate to our WTS Opti product currently under development, and therefore the Company is uncertain when capitalization of costs will cease and amortization will begin.

11.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	July 31, 2008	January 31, 2008
Goodwill	$1,898	$1,898

Acquired intangible assets:
Definite-lived intangible assets:
License rights	$82	$1,440
Intellectual property rights	1,244	1,244

	1,326	2,684
Less: accumulated amortization	(849)	(2,159)

	$477	$525

During the first quarter of fiscal 2009, fully amortized license rights related to mobile phone technologies in the amount of $1.4 million were retired.

The following table presents goodwill by reportable segment (in thousands):

	ChargeSource®	Wireless Test Solutions	Total
Balance as of July 31, 2008	$—	$1,898	$1,898

Balance as of January 31, 2008	$—	$1,898	$1,898

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2009	$130
2010	178
2011	126
2012	43

Total estimated amortization expense	$477

Amortization of definite-lived acquired intangible assets for the three months ended July 31, 2008 and 2007 totaled $69,000 and $89,000, respectively. For the six months ended July 31, 2008 and 2007, amortization of definite-lived acquired intangible assets totaled $130,000 and $178,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2008	2007
Beginning balance	$46	$112
Accruals for warranties issued during the period	70	11
Utilization	(41)	(74)

	$75	$49

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2008	2007
Beginning balance	$200	$551
Deferral of revenue for new contracts	780	276
Recognition of revenue	(295)	(469)

	$685	$358

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	Six Months Ended July 31,
	2008	2007
Beginning balance	$2,437	$2,952
Deferral of revenue for new contracts	(467)	443
Recognition of revenue	66	(540)

	$2,036	$2,855

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

In the first quarter of fiscal 2008, 16,125 stock options were exercised as net exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued as a result of these net exercises totaled 2,671.

14.	Business Segment Information

The Company has two reportable operating segments: ChargeSource® and Wireless Test Solutions.

The ChargeSource® segment designs mobile power products for notebook computers, cellular telephones, PDAs, and other handheld devices.

The Wireless Test Solutions segment designs and manufactures hardware and software tools for use by wireless carriers, equipment vendors, and others. Radio frequency engineers, professional technicians, and others use these tools to design, deploy, and optimize wireless networks, and to verify the performance of the wireless networks once deployed.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands, except percentages):

	Three Months Ended July 31, 2008
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$3,158	$4,456	$7,614
Cost of revenue	3,337	1,595	4,932

Gross profit (loss)	$(179)	$2,861	$2,682

Gross margin	(5.7%)	64.2%	35.2%

	Six Months Ended July 31, 2008
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$6,979	$10,548	$17,527
Cost of revenue	7,166	3,955	11,121

Gross profit (loss)	$(187)	$6,593	$6,406

Gross margin	(2.7%)	62.5%	36.6%

	Three Months Ended July 31, 2007
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$766	$1,382	$2,148
Cost of revenue	1,092	960	2,052

Gross profit (loss)	$(326)	$422	$96

Gross margin	(42.6%)	30.5%	4.5%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended July 31, 2007
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$1,087	$3,998	$5,085
Cost of revenue	1,854	2,234	4,088

Gross profit (loss)	$(767)	$1,764	$997

Gross margin	(70.6%)	44.1%	19.6%

	ChargeSource®	Wireless Test Solutions	Assets of Discontinued Operations	Corporate	Total
Assets at July 31, 2008	$6,229	$6,414	$—	$16,409	$29,052

Assets at January 31, 2008	$2,972	$6,292	$3,600	$19,717	$32,581

The following table presents revenue by geographic region for the three and six months ended July 31, 2008 and 2007 (in thousands):

Revenue by Region:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2008	2007	2008	2007
North America	$4,237	$1,186	$10,157	$3,522
Europe	168	410	809	614
Asia	3,004	200	6,256	342
Latin America	205	352	305	607

	$7,614	$2,148	$17,527	$5,085

15.	Commitments and Contingencies

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

Executive Severance Commitments

The Company has severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements. During the three and six months ended July 31, 2008, severance of approximately $0.1 million and $1.0 million was accrued relating to the departure of three corporate officers.

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

Legal Contingencies

On June 8, 2007, iGo, Inc. (formerly Mobility Electronics, Inc.) (“iGo”) filed a complaint against Comarco and its subsidiary CWT in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84, alleging that two iGo patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by the Company in its mobile power products sold through its distributors and sold to a computer maker. The complaint seeks an unspecified amount of treble damages and injunctive relief. The Company has denied liability and countersued alleging that iGo breached a settlement agreement (the “Settlement Agreement”) entered into between the parties in 2003 settling a previous patent infringement lawsuit, and that iGo is liable for infringement of at least three of the Company’s patents. iGo has denied liability and amended its claims to further allege that the Company breached the Settlement Agreement by asserting claims against iGo. The Company has denied liability as to the additional claim made by iGo. On March 5, 2008, both parties attended mediation without reaching a settlement.

On June 25, 2008, the parties jointly requested that the U.S. District Court for the Eastern District of Texas (the “Texas Court”) transfer the lawsuit to the U.S. District Court for the District of Arizona, the court in which the parties’ previous patent infringement lawsuit had been filed (the “Arizona Court”). The parties’ joint request also sought, following transfer, a stay of proceedings until January 2009 so that the parties could pursue settlement. On June 30, 2008, the Texas Court granted the parties’ joint request for transfer, transferring the lawsuit to the Arizona Court under the terms and conditions requested, including the stay, Action No. CV 08-1224-PHX-MHM.

On November 30, 2007, SwissQual filed a lawsuit against CWT in the United States District Court for the Central District of California, Case No. cv-07-07819, alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the Distribution and Sales Agreement dated December 15, 2005 between the parties.

The Company has answered SwissQual’s complaint and denied any and all liability. In addition, the Company asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership. SwissQual amended its complaint on June 2, 2008, adding a claim for alleged breach of an intellectual property agreement and revising its former allegations, which the Company answered. Discovery has been served by both parties and the trial date is currently scheduled for February 10, 2009.

The matters described above are progressing, but the outcome of these matters remains neither determinable nor estimable. The Company believes it has meritorious defenses to the matters described above and intends to vigorously defend these actions. In addition to the pending matters described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10- Q.

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

Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the effects of consolidation in the wireless communications industry; our customers’ demand for our services and the difficulty of accurately estimating demand; our reliance on a limited number of customers for a significant portion of our revenue; increased competition; fluctuation in demand for our products; our ability to develop and introduce new products successfully; the risk of third parties infringing our intellectual property; difficulties and delays associated with our efforts to obtain cost reductions and to reduce the time to market for our ChargeSource® products; general economic, political, and market conditions; and litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Executive Summary

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and other handheld devices. Comarco is also a provider of wireless test solutions for the wireless industry. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Our revenue and related cash flows are primarily derived from sales of our ChargeSource® products and wireless test solutions (“WTS”) products. We have two reportable segments: ChargeSource® and WTS. Performance measurement and resource allocation for the reportable segments are based on many factors and the primary financial measures utilized are revenue and gross profit. See “Business Segment Information” in Note 14 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

The following table sets forth our revenue for the business segments for the three and six months ended July 31, 2008 and 2007:

	Three Months Ended July 31,			Six Months Ended July 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Revenue:
ChargeSource®	$3,158	$766	312%	$6,979	$1,087	542%
WTS	4,456	1,382	222%	10,548	3,998	164%

	$7,614	$2,148	254%	$17,527	$5,085	245%

Management currently considers the following events, trends, and uncertainties to be important to understanding our two business segments and corresponding operating results for the three and six months ended July 31, 2008.

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

•

During the first quarter of fiscal 2009, we entered into an additional non-exclusive distribution agreement with Trust International B.V. (“Trust”) for our ChargeSource® products. We have yet to ship significant volumes to Trust as the relationship is currently being established, but we hope to increase revenue volumes in the coming quarters with the addition of a new distribution partner.

•

ChargeSource® revenue for the second quarter of fiscal 2009 increased to $3.2 million compared to $0.8 million for the second quarter of fiscal 2008. ChargeSource® revenue for the six months ended July 31, 2008 increased to $7.0 million compared to $1.1 million for the comparable prior fiscal year period. Sequentially, ChargeSource® revenue decreased $0.7 million primarily as a result of slowed demand during the summer.

•

The current level of ChargeSource® sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. We believe that our ability to drive increased sales is dependent upon, among others, the following factors:

•	Successful development and release for manufacture of certain AC and AC/DC external power adapter products designed to address the requirements of our retail and OEM accessories channels;

•	Securing additional OEM customers and retail distribution partners under non-exclusive arrangements;

•	Market and customer acceptance of our new products expected to be available by early fiscal 2010;

•	Successfully executing our cost reduction initiatives; and

•	Reducing manufacturing lead-time from demand to delivery.

•

Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources which can charge low power and high power mobile devices simultaneously from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation. We had been optimistic that our new power adapter designed for the retail market would be available during the second half of fiscal 2009, but we experienced a delay in volume production due to a problem with circuit board specifications.

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

•

Late in the fourth quarter of fiscal 2008, we received a purchase order from AT&T valued at approximately $10.1 million for the Symphony™ Multi system, jointly developed by Ascom and Comarco. We began delivery on this order during the first quarter of fiscal 2009, and completed delivery during the second quarter of fiscal 2009. We generated revenue during the first half of fiscal 2009 relating to this order of $8.2 million, net of revenue sharing payable to Ascom of $1.9 million. This excludes amounts deferred relating to post-contract support and warranty. Since receiving this original order from AT&T, we have continued to receive and deliver on additional purchase orders for single systems.

•

Demand for our next-generation mobile test equipment remains unpredictable. Although we are encouraged by interest we have received for the Symphony™ Multi system, the timing and amount of anticipated orders from our customer base remains uncertain. WTS revenue for the three and six months ended July 31, 2008 increased $3.1 million and $6.5 million, respectively, compared to the comparable periods of the prior fiscal year, due to the deliveries on the AT&T order discussed above. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the three and six months ended July 31, 2008 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three and six months ended July 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2008.

Results of Operations – Continuing Operations

Consolidated

Revenue

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Revenue:
Products	$7,600	$2,105	$17,498	$4,918	261%	256%
Services	14	43	29	167	(67%)	(83%)

	$7,614	$2,148	$17,527	$5,085	254%	245%

Operating loss	$(2,434)	$(4,206)	$(4,918)	$(7,505)

Revenue by Region

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Revenue:
North America	$4,237	$1,186	$10,157	$3,522	257%	188%
Europe	168	410	809	614	(59%)	32%
Asia	3,004	200	6,256	342	1,402%	1,729%
Latin America	205	352	305	607	(42%)	(50%)

	$7,614	$2,148	$17,527	$5,085

Revenue for the three and six months ended July 31, 2008 increased by $5.5 million, or 254 percent, and $12.4 million, or 245 percent, respectively, compared to the corresponding periods of fiscal 2008. The increase is attributable to increases in revenue in both of our businesses, with ChargeSource® and WTS increasing $2.4 million and $3.1 million, respectively, in the second quarter of fiscal 2009 and $5.9 million and $6.5 million, respectively, for the six months ended July 31, 2008 compared to the same periods of the prior fiscal year. The increase in ChargeSource® revenue relates primarily to shipments to Lenovo that began in late January 2008. The increase in WTS revenue primarily relates to deliveries of the Symphony™ Multi units sold to AT&T.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year %
	2008		2007		2008		2007		Change
(in thousands except margin and change)		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue	Three Months	Six Months
Cost of revenue:
Products	$4,889	64%	$1,912	91%	$11,002	63%	$3,722	76%	156%	196%
Amortization – software development	—	—	59	3%	—	—	193	4%	(100%)	(100%)

	4,889	64%	1,971	94%	11,002	63%	3,915	80%	148%	181%

Services	43	307%	81	188%	119	410%	173	104%	(47%)	(31%)
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	43	307%	81	188%	119	410%	173	104%	(47%)	(31%)

	$4,932	65%	$2,052	96%	$11,121	63%	$4,088	80%	140%	172%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2008	2007	2008	2007	Three Months	Six Months
Gross margin:
Products	36%	6%	37%	20%	30	17
Services	(207%)	(88%)	(310%)	(4%)	(119)	(306)
Combined gross margin	35%	4%	37%	20%	31	17

Cost of revenue for the three and six months ended July 31, 2008 increased by $2.9 million, or 140 percent, and $7.0 million, or 172 percent, respectively, compared to the corresponding periods of fiscal 2008. These increases are consistent with the revenue increases for the three and six months ended July 31, 2008. As combined revenues increased, combined gross margin improved over the three and six months ended July 31, 2008 compared to the prior year periods, as the Company was better able to absorb its fixed manufacturing overhead, which remained fairly comparable during the three and six months ended July 31, 2008 and 2007.

Operating Costs and Expenses

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Operating expenses:
SG&A expenses	$1,461	19%	$958	45%	$3,325	19%	$2,097	41%	53%	59%
Allocated corporate overhead	1,503	20%	1,285	60%	3,869	22%	2,485	49%	17%	56%
Gross engineering and support expenses	2,334	31%	2,059	96%	4,465	25%	3,920	77%	13%	14%
Capitalized software development	(182)	(2%)	—	—	(335)	(2%)	—	—	—	—

	$5,116	67%	$4,302	200%	$11,324	65%	$8,502	167%	19%	33%

Selling, general, and administrative expenses for the three and six months ended July 31, 2008 increased $0.5 million, or 53 percent, and $1.2 million, or 59 percent, respectively, compared to the corresponding periods of fiscal 2008. The increases are caused by increased legal fees of $0.6 million and $1.4 million, respectively, for the three and six months ended July 31, 2008 related to fees incurred in support of the ongoing SwissQual and iGo litigation described in Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our two segments based on each business’s percentage share of total Company costs and expenses. Allocated corporate overhead increased $0.2 million and $1.4 million, respectively, for the three and six months ended July 31, 2008. The increase for the three months ended July 31, 2008 relates primarily to increased legal fees in support of public company matters. The increase of $1.4 million for the six months ended July 31, 2008 relates to $1.0 million of non-recurring severance costs as well as increased legal fees of $0.2 million and increased consulting fees of $0.3 million compared to the same period of fiscal 2008.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2008 increased $0.3 million, or 13 percent, and $0.5 million, or 14 percent, respectively. This increase is primarily due to increased ChargeSource® engineering expenses, consisting of material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. During the three and six months ended July 31, 2008, we capitalized software development costs related to Opti in the amount of $182,000 and $335,000, respectively. During the corresponding periods of fiscal 2008 we did not capitalize any software product development costs.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Interest income earned on invested cash balances for the three and six months ended July 31, 2008 totaled $28,000 and $81,000, respectively. For the three and six months ended July 31, 2007, interest income totaled $218,000 and $499,000, respectively. The current year decrease in interest income is due to decreased invested cash balances and decreased interest rates earned on invested cash balances.

Gain on Sale of Equipment, net

The gain on sale of equipment recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers. No similar transactions occurred during the first half of fiscal 2009.

Gain on Sale of Investment in SwissQual, net

During the second quarter of fiscal 2008, we received additional sale consideration based on earn-out provisions totaling approximately $0.3 million, net of $21,000 of transaction costs, from Spirent, the acquirer of our 18 percent interest in SwissQual.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully reserved deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses of the first and second quarters, the adjusted net deferred tax assets remain fully reserved as of July 31, 2008. In accordance with paragraph 140 of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” a tax benefit has been recorded utilizing a combined effective rate of 39.2 percent and 38.3 percent for the three and six months ended July 31, 2008 and the three and six months ended July 31, 2007, respectively, to reflect the utilization of losses from current operations to offset the gain and income from discontinued operations.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. The FIN 48 liability recorded during the first quarter of fiscal 2008 had not changed as of July 31, 2008.

Discontinued Operations, net of income taxes

Income from Discontinued Operations

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Gain on sale, net of income taxes of $150,000	$232	$—	$232	$—	100%	100%
Income from discontinued operations, before taxes	375	1,499	1,149	2,621	(75%)	(56%)
Income tax expense	(147)	(574)	(450)	(1,036)	(74%)	(57%)

Income from discontinued operations	$460	$925	$931	$1,585	(50%)	(41%)

The sale of the call box business was completed on July 10, 2008, which resulted in an after tax gain of $232,000. The call box business experienced a decline in revenues and income for the three and six months ended July 31, 2008 as compared to the corresponding periods of the prior fiscal year due to the completion of non-recurring contracts to upgrade emergency call boxes from analog to digital. The Company historically allocated certain fixed manufacturing costs, indirect engineering costs, and corporate overhead based upon analysis of actual percentage share of Company costs and expenses to each of its three businesses. The two remaining businesses presented below now reflect allocations of the amounts previously allocated to the call box business segment.

ChargeSource®

Revenue

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Revenue:
Products	$3,158	$766	$6,979	$1,087	312%	542%
Services	—	—	—	—	—	—

	$3,158	$766	$6,979	$1,087	312%	542%

Operating loss	$(2,620)	$(1,866)	$(5,796)	$(3,532)

Revenue by Region

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Revenue:
North America	$315	$369	$391	$551	(15%)	(29%)
Europe	153	397	683	536	(61%)	27%
Asia	2,690	—	5,905	—	—	—
Latin America	—	—	—	—	—	—

	$3,158	$766	$6,979	$1,087	312%	542%

Revenue by Customer

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Revenue:
Kensington	$363	11%	$400	52%	$822	12%	$652	60%	(9%)	26%
Lenovo	2,703	86%	—	—	5,925	85%	—	—	—	—
Other	92	3%	366	48%	232	3%	435	40%	(75%)	(47%)

	$3,158	100%	$766	100%	$6,979	100%	$1,087	100%	312%	542%

Revenue for ChargeSource® for the three and six months ended July 31, 2008 increased by $2.4 million, or 312 percent, and $5.9 million, or 542 percent, respectively, compared to corresponding periods of fiscal 2007. The increase in revenue relates primarily to shipments to Lenovo that began in late January 2008. During the three and six months ended July 31, 2008, we shipped approximately 55,000 and 121,000 90-watt adapters, respectively, and 9,000 and 25,000 120-watt adapters, respectively. Sales to Lenovo expanded our presence in the Asia-Pacific market.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Cost of revenue:
Products	$3,337	106%	$1,092	143%	$7,166	103%	$1,854	171%	206%	287%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	3,337	106%	1,092	143%	7,166	103%	1,854	171%	206%	287%
Services	—	—	—	—	—	—	—	—	—	—

	$3,337	106%	$1,092	143%	$7,166	103%	$1,854	171%	206%	287%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2008	2007	2008	2007	Three Months	Six Months
Gross margin:
Products	(6%)	(43%)	(3%)	(71%)	37	68
Services	—	—	—	—	—	—
Combined gross margin	(6%)	(43%)	(3%)	(71%)	37	68

Cost of revenue for the three and six months ended July 31, 2008 increased by $2.2 million, or 206 percent, and $5.3 million, or 287 percent, respectively, compared to the corresponding periods of fiscal 2008. The increase in cost of revenue is primarily due to the increase in revenue for the three and six months ended July 31, 2008 compared to the corresponding periods of the prior fiscal year. The current level of ChargeSource® revenue is insufficient to fully absorb our fixed manufacturing overhead. Cost of revenue for the three and six months ended July 31, 2008 included approximately $0.4 million and $0.7 million, respectively, of under-absorbed fixed manufacturing overhead. Cost of revenue for the three and six months ended July 31, 2007 included approximately $0.5 million and $1.1 million of under-absorbed fixed manufacturing overhead. As revenues increase, the amount of under-absorption of fixed manufacturing costs decreases.

Operating Costs and Expenses

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Operating expenses:
SG&A expenses	$826	26%	$410	54%	$2,098	30%	$804	74%	101%	161%
Allocated corporate overhead	873	28%	577	75%	2,188	31%	979	90%	51%	123%
Gross engineering and support expenses	742	23%	553	72%	1,323	19%	982	90%	34%	35%

	$2,441	77%	$1,540	201%	$5,609	80%	$2,765	254%	59%	103%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource® business. Selling, general, and administrative expenses in the three and six months ended July 31, 2008 increased by approximately $0.4 million, or 101 percent, and approximately $1.3 million, or 161 percent, compared to the corresponding periods of fiscal 2008. The increase is primarily due to increased legal fees related to the iGo litigation for both the three and six month periods.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource® business. Engineering and support expenses for the three and six months ended July 31, 2008 increased $0.2 million, or 34 percent, and $0.3 million, or 35 percent, respectively. The increase in gross engineering and support expenses is due to increased material usages and lab costs as new products are currently in development.

Wireless Test Solutions (“WTS”)

Revenue

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Revenue:
Products	$4,442	$1,339	$10,519	$3,831	232%	175%
Services	14	43	29	167	(67%)	(83%)

	$4,456	$1,382	$10,548	$3,998	222%	164%

Operating income (loss)	$186	$(2,340)	$878	$(3,973)	108%	122%

Revenue by Region

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Six Months
Revenue:
North America	$3,922	$817	$9,766	$2,971	380%	229%
Europe	15	13	126	78	15%	62%
Asia	314	200	351	342	57%	3%
Latin America	205	352	305	607	(42%)	(50%)

	$4,456	$1,382	$10,548	$3,998	222%	164%

Revenue for the three months ended July 31, 2008 increased by $3.1 million, or 222 percent, compared to the corresponding period of fiscal 2008. The second quarter revenue increase is attributable primarily to sales of our Symphony™ Multi systems to AT&T. In the second quarter, we delivered the remaining 9 out of 41 systems that AT&T previously ordered during the fourth quarter of fiscal 2008.

Revenue for the six months ended July 31, 2008 increased by $6.5 million, or 164 percent, compared to the corresponding period of fiscal 2008. The fiscal 2009 increase in revenue is due to the Symphony™ Multi units sold to AT&T. The revenue recognized on this single order totaled $8.2 million, net of revenue sharing of $1.9 million. This excludes amounts deferred relating to post-contract support and warranty.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except margin and change)		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue	Three Months	Six Months
Cost of revenue:
Products	$1,552	35%	$820	61%	$3,836	36%	$1,868	49%	89%	105%
Amortization – software development	—	—	59	4%	—	—	193	5%	(100%)	(100%)

	1,552	35%	879	66%	3,836	36%	2,061	54%	77%	86%
Services	43	307%	81	188%	119	410%	173	104%	(47%)	(31%)

	$1,595	36%	$960	69%	$3,955	38%	$2,234	56%	66%	77%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2008	2007	2008	2007	Three Months	Six Months
Gross margin:
Products	65%	34%	64%	46%	31	18
Services	(207%)	(88%)	(310%)	(4%)	(119)	(306)
Combined gross margin	64%	31%	62%	44%	33	18

Cost of revenue for the three and six months ended July 31, 2008 increased by $0.6 million, or 66 percent, and $1.7 million, or 77 percent, respectively, compared to the corresponding periods of fiscal 2008. The increase in cost of revenue for the three and six months ended July 31, 2008 is driven by increased sales volume. The cost of services relates to amortization on Seven.Five units previously leased. The combined gross margin increased by 33 and 18 percentage points in the three and six months ended July 31, 2008 compared to the corresponding periods of the prior fiscal year because the increased revenue allows for greater absorption of fixed manufacturing overhead expenses. Additionally, the Company incurred amortization of software development costs of $0.1 million and $0.2 million during the three and six months ended July 31, 2007 and had no similar expense during the first half of fiscal 2009.

Operating Costs and Expenses

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Operating expenses:
SG&A expenses	$635	14%	$548	40%	$1,227	12%	$1,293	32%	16%	(5%)
Allocated corporate overhead	630	14%	708	51%	1,681	16%	1,506	38%	(11%)	12%
Gross engineering and support expenses	1,592	36%	1,506	109%	3,142	30%	2,938	74%	6%	7%
Capitalized software development costs	(182)	(4%)	—	—	(335)	(3%)	—	—	—	—

	$2,675	60%	$2,762	200%	$5,715	55%	$5,737	144%	(3%)	—

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing, and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. Selling, general, and administrative expenses for the three months ended July 31, 2008 increased $0.1 million compared to the corresponding period of fiscal 2008, primarily due to increased legal fees relating to SwissQual litigation of $0.2 million offset by reduced sales and marketing costs. The selling, general, and administrative expenses incurred for the six months ended July 31, 2008 are consistent with the prior period.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support expenses for the three and six months ended July 31, 2008 increased by $0.1 million and $0.2 million, respectively, primarily as a result of increased personnel costs.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We capitalized software development costs in the three and six months ended July 31, 2008 in the amount of $182,000 and $335,000, respectively, related to Opti product development. We did not capitalize any software development costs in the three and six months ended July 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2008 decreased $3.0 million to $14.0 million as compared to $17.0 million at January 31, 2008. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,218)	$1,909
Investing activities	(835)	406
Financing activities	—	(7,673)

Operating Activities

Cash used in operating activities of $2.2 million for the six months ended July 31, 2008 was driven by our net loss from continuing operations of $4.2 million offset by non-cash depreciation and amortization of $0.9 million and cash provided by discontinued operations of $3.2 million, including proceeds of $2.7 million from the sale of our call box business in July 2008. Additionally our accounts receivable and inventory balances increased by $2.2 million and $1.2 million, respectively. These uses of cash are offset by an increase in accounts payable and accrued liabilities of $0.9 million and $0.6 million, respectively.

Included in our year to date loss is non-recurring severance costs totaling $1.0 million. Additionally, our receivable balance has grown as a result of increased sales for the second quarter of fiscal 2009 compared to the same period of the prior fiscal year. The increase in accrued liabilities is due primarily to an accrual of $1.7 million in revenue sharing payable to Ascom for the Symphony™ Multi systems sales to AT&T and offset by the payment of fiscal 2008 accrued bonuses of $0.6 million during the first quarter of fiscal 2009 and a payment made to our ChargeSource® contract manufacturer of $0.5 million for excess inventory.

Cash generated by operating activities of $1.9 million for the six months ended July 31, 2007 was driven by collection of accounts receivable of $5.6 million and cash generated from discontinued operations of $4.1 million, offset by our net loss from continuing operations of $5.4 million and a reduction in accrued liabilities of $2.7 million, primarily due to vendor payments for inventory, income tax payments, and revenue sharing paid to SwissQual in the amount of $0.6 million.

Investing Activities

During the six months ended July 31, 2008, we purchased $0.4 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products. We also capitalized software development costs incurred related to our WTS Opti product development in the amount of $335,000.

During the six months ended July 31, 2007 we received $361,000 relating primarily to the sale of WTS equipment that had been previously leased, and we collected $269,000 in contingent consideration relating to the January 2006 sale to Spirent of our investment in SwissQual. During the first six months of fiscal 2008 we spent $221,000 of capitalized expenditures, mostly relating to tooling and other equipment for ChargeSource®.

Financing Activities

During the six months ended July 31, 2008, the Company did not engage in any financing activities. During the first quarter of fiscal 2008 we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. During the six months ended July 31, 2007 we repurchased approximately 58,000 shares in the open market for a total cost of $0.4 million, or an average price of $6.70 per share.

We believe that our existing cash and cash equivalent balances will provide us sufficient funds to satisfy our cash requirements for the next 12 months. If our existing cash and cash equivalent balances do not satisfy our cash requirements, as we expect, we may need to raise additional funds through debt or equity offerings or implement further cost reduction strategies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of July 31, 2008, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Equity Price Risk

Our short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by our executives and directors. We value these investments using the closing market value for the last day of each month. These investments are subject to market price volatility. We reflect these investments on our condensed consolidated balance sheet at their market value, with the unrealized gains and losses reflected as adjustments to both short-term investments and the deferred compensation liability.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 8, 2007, iGo, Inc. (formerly Mobility Electronics, Inc.) (“iGo”) filed a complaint against us and our subsidiary CWT in the United States District Court for the Eastern District of Texas, Case No. 5:07cv84, alleging that two iGo patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by us in the mobile power products sold through our distributors and sold to a computer maker. The complaint seeks an unspecified amount of treble damages and injunctive relief. We have denied liability and countersued alleging that iGo breached a settlement agreement (the “Settlement Agreement”) entered into between the parties in 2003 settling a previous patent infringement lawsuit, and that iGo is liable for infringement of at least three of our patents. iGo has denied liability and amended its claims to further allege that we breached the Settlement Agreement by asserting claims against iGo. We have denied liability as to the additional claim made by iGo. On March 5, 2008, both parties attended mediation without reaching a settlement.

On June 25, 2008, the parties jointly requested that the U.S. District Court for the Eastern District of Texas (the “Texas Court”) transfer the lawsuit to the U.S. District Court for the District of Arizona, the court in which the parties’ previous patent infringement lawsuit had been filed (the “Arizona Court”). The parties’ joint request also sought, following transfer, a stay of proceedings until January 2009 so that the parties could pursue settlement. On June 30, 2008, the Texas Court granted the parties’ joint request for transfer, transferring the lawsuit to the Arizona Court under the terms and conditions requested, including the stay, Action No. CV 08-1224-PHX-MHM.

On November 30, 2007, SwissQual filed a lawsuit against our subsidiary CWT in the United States District Court for the Central District of California, Case No. cv-07-07819, alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the Distribution and Sales Agreement dated December 15, 2005 between the parties.

We have answered SwissQual’s complaint and denied any and all liability. In addition, we asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership. SwissQual amended its complaint on June 2, 2008, adding a claim for alleged breach of an intellectual property agreement and revising its former allegations, which we answered. Discovery has been served by both parties and the trial date is currently scheduled for February 10, 2009.

The matters described above are progressing, but the outcome of these matters remains neither determinable nor estimable. We believe we have meritorious defenses to the matters described above and intend to vigorously defend these actions. In addition to the pending matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1.	The Annual Meeting of Shareholders of Comarco was held on June 24, 2008. The holders of Comarco’s stock were entitled to elect five directors to serve until 2009. The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2009 and the number of votes cast for or withheld with respect to each person.

	For	Withheld
Jeffrey R. Hultman	4,454,642	2,649,889
Samuel M. Inman, III	6,327,568	776,963
Gerald D. Griffin	4,453,350	2,651,181
Richard T. LeBuhn	7,077,471	27,060
Robert W. Sundius, Jr.	7,077,471	27,060

2.	The shareholders also voted on and approved an amendment to the 2005 Equity Incentive Plan to increase the number of shares of common stock issuable thereunder from 450,000 to 1,100,000. The vote for the proposal was as follows:

For	Against	Abstentions
3,289,277	3,036,288	6,061

3.	The shareholders also voted on and approved the ratification of the appointment of BDO Seidman, LLP as Comarco’s independent registered public accounting firm for the fiscal year ended January 31, 2009. The vote for the proposal was as follows:

For	Against	Abstentions
6,385,385	713,468	5,678

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 12, 2008	/s/ Samuel M. Inman, III
Samuel M. Inman, III
President and Chief Executive Officer

Date: September 12, 2008	/s/ Winston E. Hickman
Winston E. Hickman
Vice President and Chief Financial Officer