Form 10-Q
period 2008-10-31
COMARCO INC
filed 2008-12-12
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OCTOBER 31, 2008

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The registrant had 7,326,671 shares of common stock outstanding as of December 5, 2008.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	October 31, 2008	January 31, 2008 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$7,607	$17,011
Short-term investments	—	336
Accounts receivable, net of reserves of $49 and $43	4,222	2,979
Inventory, net of reserves of $671 and $577	4,793	2,659
Current assets of discontinued operations	—	3,572
Other current assets	776	718

Total current assets	17,398	27,275
Property and equipment, net	2,058	2,572
Software development costs, net	688	—
Acquired intangible assets, net	408	525
Goodwill	1,898	1,898
Restricted cash	250	250
Non-current assets of discontinued operations	—	28
Other assets	4	33

Total assets	$22,704	$32,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,231	$803
Deferred revenue	1,843	1,776
Deferred compensation	—	336
Current liabilities of discontinued operations	—	1,366
Accrued liabilities	4,741	5,271

Total current liabilities	7,815	9,552
Tax liability: FIN 48	86	86
Deferred rent	419	573
Non-current liabilities of discontinued operations	—	3
Deferred revenue, net of current portion	1,026	1,552

Total liabilities	9,346	11,766

Commitments, Contingencies, and Subsequent Events
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2008 and January 31, 2008, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 shares issued and outstanding at October 31, 2008 and January 31, 2008, respectively	733	733
Additional paid-in capital	14,642	14,434
(Accumulated deficit) retained earnings	(2,017)	5,648

Total stockholders’ equity	13,358	20,815

Total liabilities and stockholders’ equity	$22,704	$32,581

(A)	Derived from the audited consolidated financial statements as of January 31, 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenue	$4,236	$3,099	$21,763	$8,184
Cost of revenue	3,777	2,817	14,898	6,905

Gross profit	459	282	6,865	1,279

Selling, general, and administrative expenses	3,100	2,428	10,294	7,011
Engineering and support expenses	1,825	2,176	5,954	6,096

	4,925	4,604	16,248	13,107

Operating loss	(4,466)	(4,322)	(9,383)	(11,828)
Other income, net	25	207	105	699
Gain on sale of equipment, net	—	—	—	321
Gain on sale of investment in SwissQual, net	—	308	—	577

Loss from continuing operations before income taxes	(4,441)	(3,807)	(9,278)	(10,231)
Income tax benefit	32	815	632	1,818

Net loss from continuing operations	(4,409)	(2,992)	(8,646)	(8,413)
Income from discontinued operations, net of income taxes	50	411	981	1,996

Net loss	$(4,359)	$(2,581)	$(7,665)	$(6,417)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.60)	$(0.41)	$(1.18)	$(1.14)
Net income from discontinued operations	0.01	0.06	0.13	0.27

	$(0.59)	$(0.35)	$(1.05)	$(0.87)

Weighted average common shares outstanding:
Basic	7,327	7,327	7,327	7,342

Diluted	7,327	7,327	7,327	7,342

Common shares outstanding	7,327	7,327	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,646)	$(8,413)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,246	1,634
Loss (gain) on sale/retirement of property and equipment	25	(298)
Gain on sale of investment in SwissQual, net	—	(577)
Stock based compensation expense	208	427
Deferred income taxes	—	(483)
Provision for doubtful accounts receivable	15	6
Provision for obsolete inventory	35	79
Changes in operating assets and liabilities:
Accounts receivable	(1,258)	4,575
Inventory	(2,169)	151
Other assets	(29)	(578)
Accounts payable	428	(209)
Deferred revenue	(459)	(698)
Deferred rent	(154)	(142)
Accrued liabilities	(530)	(1,673)

Net cash used in continuing operating activities	(11,288)	(6,199)
Net cash provided by discontinued operating activities	3,212	5,149

Net cash used in operating activities	(8,076)	(1,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	3	361
Purchases of property and equipment	(561)	(409)
Acquired intangible assets	(82)	—
Software development costs	(688)	—
Proceeds from sale of investment in SwissQual, net	—	577

Net cash provided by (used in) continuing investing activities	(1,328)	529
Net cash used in discontinued investing activities	—	(3)

Net cash provided by (used in) investing activities	(1,328)	526

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	84
Dividends paid	—	(7,371)
Purchase and retirement of common stock	—	(386)

Net cash used in financing activities	—	(7,673)

Net decrease in cash and cash equivalents	(9,404)	(8,197)
Cash and cash equivalents, beginning of period	17,011	26,360

Cash and cash equivalents, end of period	$7,607	$18,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$8

Cash paid for income taxes, net of refunds	$18	$724

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

2.	Summary of Significant Accounting Policies

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2008. The unaudited, interim condensed financial information presented herein reflects all adjustments, consisting of normal recurring accruals and discontinued operations adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended October 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2009.

Principles of Consolidation:

The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.

Use of Estimates:

The preparation of unaudited interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.

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

During the third quarter of fiscal 2009, the Company recorded an additional pre-tax gain on the sale of the call box business of $150,000 in conjunction with the execution of a subcontractor agreement that provides for a monthly cash payment of $12,500 to the Company from the buyer of the call box business over a 12-month period. Offsetting the gain of $150,000 in the third quarter were additional pre-tax expenses incurred relating to the sale of the business of approximately $68,000.

Operating results of the discontinued operations are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues	$—	$1,915	$3,680	$8,165

Income from discontinued operations:
Gain on sale, net of taxes of $32,000 and $182,000	$50	$—	$282	$—
Income from discontinued operations, before taxes	—	666	1,149	3,287
Income tax expense	—	(255)	(450)	(1,291)

Total income from discontinued operations	$50	$411	$981	$1,996

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized under SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Compensation expense relating to SFAS 123R	$16	$167	$208	$427
Impact on diluted earnings per share	$(0.00)	$(0.02)	$(0.03)	$(0.06)

The total compensation cost related to nonvested awards not yet recognized is approximately $504,000, which will be expensed over a weighted average remaining life of 16.6 months.

The fair value of options granted under the Company’s stock option plans during the nine months ended October 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

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

The Company’s Director Stock Option Plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of our common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 shares to 1,100,000 shares. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors unless vesting occurs based on achievement of performance measures, as defined. The options of the Director Plan and the Employee Plan expire as determined by the Compensation Committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options of the 2005 Plan expire as determined by the Compensation Committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to these plans for the nine months ended October 31, 2008 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2008	842,000	$11.59
Options granted	45,000	4.57
Options canceled or expired	(471,500)	12.02
Options exercised	—	—

Balance, October 31, 2008	415,500	$10.33

The average fair value of each of the options granted during the nine months ended October 31, 2008 was $1.88. As of October 31, 2008, the stock options outstanding have no intrinsic value, based on a closing market price of $1.15 per share on October 31, 2008. The following table summarizes information about the Company’s stock options outstanding at October 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable	Weighted-Avg. Exercise Price
$3.91 to 9.89	257,500	5.74	$7.15	179,750	$7.69
10.43 to 12.41	72,000	6.35	10.77	57,000	10.86
13.21 to 17.50	30,500	2.00	14.77	30,500	14.77
19.33 to 23.67	55,500	1.55	22.08	55,500	22.08

	415,500	5.02 years	10.33	322,750	11.39

Stock options exercisable at October 31, 2008 were 322,750 at a weighted-average exercise price of $11.39. At October 31, 2008, shares available for future grants under the 2005 Plan were 939,500 and under the Director Plan were 625.

On November 12, 2008, the Board of Directors granted 750,000 stock options under the 2005 Plan to certain employees at an exercise price of $1.09 per share (see Note 16).

As of October 31, 2008, CWT also had a subsidiary stock option plan. Under this plan, officers and key employees of CWT could have been granted options to purchase up to 600,000 shares of common stock of CWT at not less than 100 percent of the fair market value at the date of grant.

As of October 31, 2008, the Company owned all of the 3,353,000 outstanding shares of CWT common stock. During the three and nine months ended October 31, 2008, no options were granted or exercised under the CWT option plan. Although the plan had 198,000 shares available for future grant at October 31, 2008, no options were outstanding under this plan. Subsequent to October 31, 2008, the Company’s Board of Directors took action to terminate the CWT stock option plan.

5.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161, but does not expect adoption of SFAS No. 161 to have an impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). This Statement will not have a material effect on the Company’s consolidated results of operations or financial position.

6.	Stockholders’ Equity

During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2008, the Company repurchased approximately 2.7 million shares for an average price of $8.20 per share. During the three and nine months ended October 31, 2008, the Company did not repurchase any shares of common stock. During the three months ended October 31, 2007, the Company did not repurchase any shares of common stock. During the nine months ended October 31, 2007, the Company repurchased 57,637 shares of common stock at an average price of $6.70 per share.

7.	Earnings (Loss) Per Share

The Company calculates net earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2008 and 2007, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 0 and 1,366 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2007, as the effect would have been antidilutive. There were no potentially dilutive common shares related to outstanding stock options for the three and nine months ended October 31, 2008.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Basic and diluted:
Net loss from continuing operations	$(4,409)	$(2,992)	$(8,646)	$(8,413)
Weighted average shares outstanding	7,327	7,327	7,327	7,342

Basic and diluted loss per share from continuing operations	$(0.60)	$(0.41)	$(1.18)	$(1.14)

Net income from discontinued operations	$50	$411	$981	$1,996
Weighted average shares outstanding	7,327	7,327	7,327	7,343

Basic and diluted earnings per share from discontinued operations	$0.01	$0.06	$0.13	$0.27

Net loss	$(4,359)	$(2,581)	$(7,665)	$(6,417)
Weighted average shares outstanding	7,327	7,327	7,327	7,342

Basic and diluted loss per share	$(0.59)	$(0.35)	$(1.05)	$(0.87)

8.	Customer Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended October 31,
	2008		2007
	(In thousands)
Total revenue	$4,236	100%	$3,099	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	2,521	60%	—	—
Trust International B.V.	521	12%	—	—
Kensington Technology Group	125	3%	1,780	57%

	$3,167	75%	$1,780	57%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31,
	2008		2007
	(In thousands)
Total revenue	$21,763	100%	$8,184	100%

Customer concentration:
AT&T Wireless Services	8,577	39%	—	—
Verizon Wireless	969	5%	2,484	30%
Lenovo Information Products Co., Ltd.	8,447	39%	—	—
Kensington Technology Group	946	4%	2,431	30%

	$18,939	87%	$4,915	60%

The AT&T revenue amount reported above for the nine months ended October 31, 2008 is net of $2.2 million in revenue sharing due to Ascom (Schwiez) AG (“Ascom”) and net of assessed sales tax and deferred revenue.

In November 2006, the Company entered into a development and sales agreement with Ascom whereby Ascom receives 30 percent to 40 percent of the revenue on jointly developed products, less associated hardware costs. During the first quarter of fiscal 2009, the Company sold the first jointly developed product, the Symphony™ Multi, to AT&T, and associated revenue sharing amounts have been paid to Ascom.

The Verizon Wireless revenue amounts reported above are net of $38,000 and $704,000 of revenue sharing amounts payable to SwissQual AG (“SwissQual”) for the nine months ended October 31, 2008 and 2007, respectively.

The customers comprising 10 percent or more of the Company’s gross accounts receivable at either October 31, 2008 or January 31, 2008 are listed below (in thousands):

	October 31, 2008		January 31, 2008
Total gross accounts receivable	$4,271	100%	$3,022	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	2,614	61%	—	—
Trust International B.V.	521	12%	—	—
Kensington Technology Group	11	1%	1,209	40%

	$3,146	74%	$1,209	40%

9.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	October 31, 2008	January 31, 2008
Raw materials	$2,872	$2,018
Work in process	75	146
Finished goods	1,846	495

	$4,793	$2,659

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Software Development Costs, Net

Software development costs consist of the following (in thousands):

	October 31, 2008	January 31, 2008
Capitalized software development costs	$688	$8,444
Less: accumulated amortization	—	(8,444)

	$688	$—

The Company capitalized software development costs in the amount of $353,000 and $688,000 during the three and nine months ended October 31, 2008, respectively. The Company did not capitalize software development costs during the comparable periods of the prior fiscal year. Amortization of software development costs for the nine months ended October 31, 2008 and 2007 totaled $0 and $224,000, respectively, and have been reported in cost of revenue in the accompanying unaudited interim condensed consolidated financial statements. Amortization of software development costs for the three months ended October 31, 2008 and 2007 totaled $0 and $20,000, respectively. During the first quarter of fiscal 2009, the Company retired fully amortized capitalized software development costs of $8.4 million from its books. The engineering costs capitalized during fiscal 2009 relate to our WTS Opti product currently under development, and therefore the Company is uncertain when capitalization of costs will cease and amortization will begin. During the third quarter of fiscal 2009, the Company also began capitalizing software development related to our WTS QuOTA product upon completion of a working model.

11.	Goodwill and Acquired Intangible Assets, Net

Goodwill and acquired intangible assets consist of the following (in thousands):

	October 31, 2008	January 31, 2008
Goodwill	$1,898	$1,898

Acquired intangible assets:
Definite-lived intangible assets:
License rights	$82	$1,440
Intellectual property rights	1,244	1,244

	1,326	2,684
Less: accumulated amortization	(918)	(2,159)

	$408	$525

During the first quarter of fiscal 2009, fully amortized license rights related to mobile phone technologies in the amount of $1.4 million were retired.

The following table presents goodwill by reportable segment (in thousands):

	ChargeSource®	Wireless Test Solutions	Total
Balance as of October 31, 2008	$—	$1,898	$1,898

Balance as of January 31, 2008	$—	$1,898	$1,898

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the future expected amortization of the definite-lived intangible assets (in thousands):

Amortization Expense
Fiscal year:
2009	$61
2010	178
2011	126
2012	43

Total estimated amortization expense	$408

Amortization of definite-lived acquired intangible assets for the three months ended October 31, 2008 and 2007 totaled $69,000 and $66,000, respectively. For the nine months ended October 31, 2008 and 2007, amortization of definite-lived acquired intangible assets totaled $198,000 and $244,000, respectively. The Company ceased amortizing goodwill beginning February 1, 2002 upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

12.	Warranty Arrangements

Standard Warranty

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2008	2007
Beginning balance	$46	$113
Accruals for warranties issued during the period	106	30
Utilization	(70)	(100)

	$82	$43

Embedded Post Contract Support and Warranty

The Company defers revenue relating to its WTS product sales for post contract support and warranty for the term of the maintenance commitment made at the time of the sale, generally one year. A summary of the post contract support and warranty activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2008	2007
Beginning balance	$200	$551
Deferral of revenue for new contracts	811	335
Recognition of revenue	(532)	(647)

	$479	$239

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Extended Post Contract Support and Warranty

Revenue for the Company’s extended post contract support and warranty contracts is deferred and recognized on a straight line basis over the contract period, typically one to four years. Costs incurred under separately priced extended warranty arrangements are expensed as incurred. A summary of the extended post contract support and warranty activity is shown in the table below (in thousands):

	Nine Months Ended October 31,
	2008	2007
Beginning balance	$2,437	$2,952
Deferral of revenue for new contracts	187	617
Recognition of revenue	(704)	(906)

	$1,920	$2,663

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

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures used are revenue and gross profit. The revenue, gross profit, gross margin, and total assets attributable to these segments are as follows (in thousands, except percentages):

	Three Months Ended October 31, 2008
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$3,236	$1,000	$4,236
Cost of revenue	3,237	540	3,777

Gross profit (loss)	$(1)	$460	$459

Gross margin	0.0%	46.0%	10.8%

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended October 31, 2008
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$10,215	$11,548	$21,763
Cost of revenue	10,403	4,495	14,898

Gross profit (loss)	$(188)	$7,053	$6,865

Gross margin	(1.8%)	61.1%	31.5%

	Three Months Ended October 31, 2007
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$1,893	$1,206	$3,099
Cost of revenue	2,153	664	2,817

Gross profit (loss)	$(260)	$542	$282

Gross margin	(13.7%)	44.9%	9.1%

	Nine Months Ended October 31, 2007
	ChargeSource®	Wireless Test Solutions	Total
Revenue	$2,980	$5,204	$8,184
Cost of revenue	4,009	2,896	6,905

Gross profit (loss)	$(1,029)	$2,308	$1,279

Gross margin	(34.5%)	44.3%	15.6%

	ChargeSource®	Wireless Test Solutions	Assets of Discontinued Operations	Corporate	Total
Assets at October 31, 2008	$6,701	$6,169	$—	$9,834	$22,704

Assets at January 31, 2008	$2,972	$6,292	$3,600	$19,717	$32,581

The following table presents revenue by geographic region for the three and nine months ended October 31, 2008 and 2007 (in thousands):

Revenue by Region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2008	2007	2008	2007
North America	$958	$2,017	$11,115	$5,539
Europe	696	604	1,505	1,218
Asia	2,531	210	8,787	552
Latin America	51	268	356	875

	$4,236	$3,099	$21,763	$8,184

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	Commitments and Contingencies

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

Executive Severance Commitments

The Company has severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements. During the nine months ended October 31, 2008, severance of approximately $1.0 million was incurred relating to the departure of three corporate officers. No severance accruals were made during the three months ended October 31, 2008.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company answered SwissQual’s complaint and denied any and all liability. In addition, the Company asserted counterclaims against SwissQual alleging breach of contract, breach of the covenant of good faith and fair dealing, trade secret misappropriation, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, unfair competition, conversion, unjust enrichment/restitution, an accounting for money owed due to SwissQual’s misconduct and seeking declaratory relief relating to SwissQual’s failure to comply with its support obligations, indemnity, and trademark ownership.

On November 26, 2008, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with SwissQual pursuant to which the parties agreed to dismiss their respective claims and counterclaims against each other. Among other terms, the Settlement Agreement contains general releases between the parties. As a result, this lawsuit has been dismissed with prejudice.

The outcome of the iGo matter remains neither determinable nor estimable. The Company believes it has meritorious defenses to the matter described above and intends to vigorously defend this action. In addition to the pending matter described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

16.	Subsequent Events

As previously announced, the Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc. to sell the WTS business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction is expected to close on January 5, 2009, following the satisfaction or waiver of the remaining closing conditions to the obligations of the parties to the Asset Purchase Agreement.

The aggregate purchase price to be paid to Comarco in connection with the transaction is $12,750,000 in cash, with $1,775,000 of the proceeds expected to be placed in escrow. Of the amounts placed in escrow, $1,275,000 will be held for one year from the closing date as security for general indemnification rights and $500,000 will be held for two years from the date of close as security for excluded liabilities.

On November 12, 2008, the Company’s Board of Directors granted 750,000 stock options under the 2005 Plan, as amended, to certain employees at an exercise price of $1.09 per share. The options granted have 60 percent vesting ratably over the first four anniversaries of the grant date and 40 percent vesting when the daily close price of Comarco’s stock is $5.00 or greater for 90 consecutive days, if at all.

In November 2008, the Company’s Board of Directors executed Unanimous Written Consents to terminate the CWT Stock Option Plan and the Comarco, Inc. Deferred Compensation Plan.

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

Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; our ability to obtain debt or equity financing; and the anticipated closing of the sale of substantially all of our wireless test solutions (“WTS”) assets, including the timing thereof, and the estimated net proceeds from such anticipated transaction. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the effects of consolidation in the wireless communications industry; the current economic slowdown which adversely impacts our customers’ demand for our products and services and the difficulty of accurately estimating demand; our reliance on a limited number of customers for a significant portion of our revenue; increased competition; fluctuation in demand for our products; our ability to develop and introduce new products successfully; the risk of third parties infringing our intellectual property; difficulties and delays associated with our efforts to obtain cost reductions and to reduce the time to market for our ChargeSource® products; general economic, political, and market conditions; risks associated with the volatility and uncertainty in the capital markets that may adversely impact our results of operations and our ability to raise additional capital; the risk that the proposed sale of WTS assets may fail to close for any reason, including the failure to satisfy the remaining closing conditions, and that actual taxes and transaction costs and fees may exceed our estimates; and litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The following table sets forth our revenue for the business segments for the three and nine months ended October 31, 2008 and 2007:

	Three Months Ended October 31,			Nine Months Ended October 31,
	2008	2007	% Change	2008	2007	% Change
	(in thousands)			(in thousands)
Revenue:
ChargeSource®	$3,236	$1,893	71%	$10,215	$2,980	243%
WTS	1,000	1,206	(17%)	11,548	5,204	122%

	$4,236	$3,099	37%	$21,763	$8,184	166%

Management currently considers the following events, trends, and uncertainties to be important to understanding our two business segments and corresponding operating results for the three and nine months ended October 31, 2008.

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

•

In late January 2008, we began volume production of a small form factor 90-watt alternating current/direct current (“AC/DC”) external power adapter designed to the stringent specifications of Lenovo, a leading notebook computer original equipment manufacturer (“OEM”) headquartered in Beijing, China. This product is currently being marketed and sold as an OEM-branded aftermarket accessory.

•	During the first quarter of fiscal 2009, we entered into an additional non-exclusive distribution agreement with Trust International B.V. (“Trust”) for our ChargeSource® products. We began shipping to Trust during the third quarter of fiscal 2009 and recorded revenue of $0.5 million during the third quarter as a result of such sales.

•

ChargeSource® revenue for the third quarter of fiscal 2009 increased to $3.2 million compared to $1.9 million for the third quarter of fiscal 2008. ChargeSource® revenue for the nine months ended October 31, 2008 increased to $10.2 million compared to $3.0 million for the comparable prior fiscal year period. Sequentially, for the second and third quarters of fiscal 2009, ChargeSource® revenue remained flat.

•

The current level of ChargeSource® sales is insufficient to fully absorb our fixed manufacturing and supply chain overhead. We believe that our ability to drive increased sales is dependent upon, among others, the following factors:

•	Successful development and release for manufacture of certain AC and AC/DC external power adapter products designed to address the requirements of our retail and OEM accessories channels;

•	Securing additional OEM customers and retail distribution partners under non-exclusive arrangements;

•	Market and customer acceptance of our new products expected to be available by early fiscal 2010;

•	Successfully executing our cost reduction initiatives, which include reducing our component costs; and

•	Reducing manufacturing lead-time from demand to delivery.

•

Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources which can charge low power and high power mobile devices simultaneously from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation. Our new power adapter designed for the retail market was made available in the third quarter of fiscal 2009, and we shipped our first units of these new adapters to Trust.

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

•

Demand for our next-generation mobile test equipment remains unpredictable. Although we are encouraged by interest we have received for the Symphony™ Multi system, the timing and amount of anticipated orders from our customer base remains uncertain. WTS revenue for the nine months ended October 31, 2008 increased $6.3 million compared to the comparable period of the prior fiscal year due to the deliveries on the AT&T order during the first six months of fiscal 2009 discussed above. Revenue for the three months ended October 31, 2008 decreased $0.2 million from the comparable period of the prior year, reflective of the current economic downturn and the unpredictable demand in this market. We expect our ability to compete on a global basis to be driven by our ability to offer products that cover all current wireless technologies, as well as the timely integration of new technology and functionality into our product platform.

•

On September 26, 2008, we entered into an Asset Purchase Agreement to sell substantially all of our WTS assets to Ascom for a cash payment of $12,750,000, with $1,775,000 of the proceeds expected to be placed in escrow. At a special shareholders meeting held on November 26, 2008, the proposal to approve the anticipated asset sale was approved by approximately 85 percent of our shareholders. The Asset Purchase Agreement for the transaction provides that the closing of the contemplated asset sale is to take place on January 5, 2009, following the satisfaction or waiver of the remaining closing conditions to the obligations of the parties to the purchase agreement, or such other time as agreed upon by the parties.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. No events occurred or circumstances changed during the three and nine months ended October 31, 2008 that required us to test goodwill for impairment. Management believes there have been no significant changes during the three and nine months ended October 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2008.

Results of Operations

Consolidated

Revenue

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenue:
Products	$4,222	$3,053	$21,720	$7,971	38%	172%
Services	14	46	43	213	(70%)	(80%)

	$4,236	$3,099	$21,763	$8,184	37%	166%

Operating loss	$(4,466)	$(4,322)	$(9,383)	$(11,828)

Revenue by Region

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenue:
North America	$958	$2,017	$11,115	$5,539	(53%)	101%
Europe	696	604	1,505	1,218	15%	24%
Asia	2,531	210	8,787	552	1,105%	1,492%
Latin America	51	268	356	875	(81%)	(59%)

	$4,236	$3,099	$21,763	$8,184	37%	166%

Revenue for the three and nine months ended October 31, 2008 increased by $1.1 million, or 37 percent, and $13.6 million, or 166 percent, respectively, compared to the corresponding periods of fiscal 2008. The increase is primarily attributable to an increase in revenue in our ChargeSource® business of $1.3 million for the three months ended October 31, 2008. The increase in revenue for the nine months ended October 31, 2008 is attributable to ChargeSource® and WTS revenue increases of $7.2 million and $6.3 million, respectively, compared to the same periods of the prior fiscal year. The increase in ChargeSource® revenue relates primarily to shipments to Lenovo that began in late January 2008 and sales to Trust of approximately $0.5 million in the third quarter of fiscal 2009. The year to date increase in WTS revenue primarily relates to deliveries in the first and second quarters of fiscal 2009 of the Symphony™ Multi units sold to AT&T.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except margin and change)		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue	Three Months	Nine Months
Cost of revenue:
Products	$3,777	89%	$2,717	89%	$14,779	68%	$6,440	81%	39%	129%
Amortization – software development	—	—	20	1%	—	—	212	3%	(100%)	(100%)

	3,777	89%	2,737	90%	14,779	68%	6,652	84%	38%	122%

Services	—	—	80	174%	119	277%	253	119%	(100%)	(53%)

	$3,777	89%	$2,817	91%	$14,898	69%	$6,905	84%	34%	116%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2008	2007	2008	2007	Three Months	Nine Months
Gross margin:
Products	11%	10%	32%	16%	1	16
Services	—	(74%)	(177%)	(19%)	74	(158)
Combined gross margin	11%	9%	31%	16%	2	15

Cost of revenue for the three and nine months ended October 31, 2008 increased by $1.0 million, or 34 percent, and $8.0 million, or 116 percent, respectively, compared to the corresponding periods of fiscal 2008. These increases are consistent with the revenue increases for the three and nine months ended October 31, 2008. Combined gross margin is comparable for the three months ended October 31, 2008 compared to the prior year period. Combined gross margin for the nine months ended October 31, 2008 increased 15 percentage points from 16 percent to 31 percent compared to the comparable period of the prior year. As combined revenues increase, the Company is better able to absorb its fixed manufacturing overhead.

Operating Costs and Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Operating expenses:
SG&A expenses	$964	23%	$1,131	37%	$4,289	20%	$3,229	40%	(15%)	33%
Allocated corporate overhead	2,136	50%	1,297	42%	6,005	28%	3,782	46%	65%	59%
Gross engineering and support expenses	2,177	51%	2,176	70%	6,642	30%	6,096	74%	—	9%
Capitalized software development	(352)	(8%)	—	—	(688)	(3%)	—	—	—	—

	$4,925	116%	$4,604	149%	$16,248	75%	$13,107	160%	7%	24%

Selling, general, and administrative expenses for the three months ended October 31, 2008 decreased $0.2 million, or 15 percent, compared to the corresponding period of fiscal 2008. Selling, general, and administrative expenses for the nine months ended October 31, 2008 increased $1.1 million, or 33 percent, compared to the corresponding period of fiscal 2008. The increase was primarily caused by increased legal fees for the nine months ended October 31, 2008 related to the SwissQual and iGo litigation described in Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. These costs are typically allocated to our two segments based on each business’s percentage share of total Company costs and expenses. Allocated corporate overhead increased $0.8 million and $2.2 million, respectively, for the three and nine months ended October 31, 2008. The increase for the three months ended October 31, 2008 relates primarily to increased legal fees, compared to the corresponding period of fiscal 2008, in support of the pending sale of our WTS assets to Ascom. The increase of $2.2 million for the nine months ended October 31, 2008 relates to $1.0 million of non-recurring severance costs as well as increased legal fees of $1.0 million and increased consulting fees of $0.3 million compared to the same period of fiscal 2008.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support costs remained flat during the three months ended October 31, 2008 compared to the corresponding period of fiscal 2008. Engineering and support expenses for the nine months ended October 31, 2008 increased $0.5 million, or 9 percent, compared to the corresponding period of fiscal 2008. This increase is primarily due to increased ChargeSource® engineering expenses, consisting of material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. During the three and nine months ended October 31, 2008, we capitalized software development costs related to Opti and QuOTA in the amount of $352,000 and $688,000, respectively. During the corresponding periods of fiscal 2008 we did not capitalize any software product development costs.

Other Income, net

Other income, net, consists primarily of interest income earned on invested cash balances. Interest income earned on invested cash balances for the three and nine months ended October 31, 2008 totaled $25,000 and $105,000, respectively. For the three and nine months ended October 31, 2007, interest income totaled $207,000 and $699,000, respectively. The current year decrease in interest income is due to decreased invested cash balances and decreased interest rates earned on invested cash balances.

Gain on Sale of Equipment, net

The gain on sale of equipment recorded during the first quarter of fiscal 2008 relates to the sale of WTS equipment, the majority of which was previously leased to outsourced engineering services providers. No similar transactions occurred during fiscal 2009.

Gain on Sale of Investment in SwissQual, net

For the three and nine months ended October 31, 2007, we received additional consideration totaling $0.3 million and $0.6 million, respectively, net of transaction costs, from Spirent plc, the acquirer of our 18 percent interest in SwissQual AG.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully reserved deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses in the current fiscal year, the adjusted net deferred tax assets remain fully reserved as of October 31, 2008. In accordance with paragraph 140 of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” a tax benefit has been recorded utilizing a combined effective rate of 39.2 percent and 38.3 percent for the three and nine months ended October 31, 2008 and the three and nine months ended October 31, 2007, respectively, to reflect the utilization of losses from current operations to offset the gain and income from discontinued operations.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on February 1, 2007. As a result of the adoption of FIN 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. The FIN 48 liability recorded during the first quarter of fiscal 2008 had not changed as of October 31, 2008.

Discontinued Operations, net of income taxes

Income from Discontinued Operations

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenues	$—	$1,915	$3,680	$8,165	(100%)	(55%)

Income from discontinued operations:
Gain on sale, net of income taxes of $32,000 and $182,000	$50	$—	$282	$—	100%	100%
Income from discontinued operations, before taxes	—	666	1,149	3,287	(100%)	(65%)
Income tax expense	—	(255)	(450)	(1,291)	100%	65%

Income from discontinued operations	$50	$411	$981	$1,996	(88%)	(51%)

The sale of the call box business was completed on July 10, 2008, which resulted in a pre-tax gain of $382,000. The call box business experienced a decline in revenues and income for the nine months ended October 31, 2008 as compared to the corresponding period of the prior fiscal year due to the completion of non-recurring contracts to upgrade emergency call boxes from analog to digital. Additionally, the call box business was only operated for five months during fiscal 2009. The Company historically allocated certain fixed manufacturing costs, indirect engineering costs, and corporate overhead based upon analysis of actual percentage share of Company costs and expenses to each of its three businesses. The two remaining businesses presented below now reflect allocations of the amounts previously allocated to the call box business segment.

During the third quarter of fiscal 2009, the Company recorded an additional pre-tax gain on the sale of the call box business of $150,000 in conjunction with the execution of a subcontractor agreement that provides for a monthly cash payment of $12,500 to the Company from the buyer of the call box business over a 12-month period. Offsetting the gain of $150,000 in the third quarter were additional pre-tax expenses incurred relating to the sale of the business of approximately $68,000.

ChargeSource®

Revenue

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenue:
Products	$3,236	$1,893	$10,215	$2,980	71%	243%
Services	—	—	—	—	—	—

	$3,236	$1,893	$10,215	$2,980	71%	243%

Operating loss	$(2,532)	$(2,287)	$(8,327)	$(5,824)

Revenue by Region

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenue:
North America	$74	$1,355	$466	$1,906	(95%)	(76%)
Europe	647	513	1,329	1,049	26%	27%
Asia	2,515	25	8,420	25	9,960%	33,580%
Latin America	—	—	—	—	—	—

	$3,236	$1,893	$10,215	$2,980	71%	243%

Revenue by Customer

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Revenue:
Kensington	$125	4%	$1,780	94%	$946	9%	$2,431	82%	(93%)	(61%)
Lenovo	2,521	78%	—	—	8,447	83%	—	—	—	—
Trust	521	16%	—	—	530	5%	—	—	—	—
Other	69	2%	113	6%	292	3%	549	18%	(39%)	(47%)

	$3,236	100%	$1,893	100%	$10,215	100%	$2,980	100%	71%	243%

Revenue for ChargeSource® for the three and nine months ended October 31, 2008 increased by $1.3 million, or 71 percent, and $7.2 million, or 243 percent, respectively, compared to corresponding periods of fiscal 2008. The increase in revenue relates primarily to shipments to Lenovo that began in late January 2008 and sales to Trust in the third quarter of fiscal 2009. During the three and nine months ended October 31, 2008, we shipped approximately 52,000 and 171,000 90-watt adapters, respectively, and 8,000 and 32,000 120-watt adapters, respectively. Sales to Lenovo expanded our presence in the Asia-Pacific market.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Cost of revenue:
Products	$3,237	100%	$2,153	114%	$10,403	102%	$4,009	135%	50%	159%
Amortization – software development	—	—	—	—	—	—	—	—	—	—

	3,237	100%	2,153	114%	10,403	102%	4,009	135%	50%	159%
Services	—	—	—	—	—	—	—	—	—	—

	$3,237	100%	$2,153	114%	$10,403	102%	$4,009	135%	50%	159%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2008	2007	2008	2007	Three Months	Nine Months
Gross margin:
Products	—	(14%)	(2%)	(35%)	14	33
Services	—	—	—	—	—	—
Combined gross margin	—	(14%)	(2%)	(35%)	14	33

Cost of revenue for the three and nine months ended October 31, 2008 increased by $1.1 million, or 50 percent, and $6.4 million, or 159 percent, respectively, compared to the corresponding periods of fiscal 2008. The increase in cost of revenue is primarily due to the increase in revenue for the three and nine months ended October 31, 2008 compared to the corresponding periods of the prior fiscal year. The current level of ChargeSource® revenue is insufficient to fully absorb our fixed manufacturing overhead. Cost of revenue for the three and nine months ended October 31, 2008 included approximately $0.2 million and $1.0 million, respectively, of under-absorbed fixed manufacturing overhead. Cost of revenue for the three and nine months ended October 31, 2007 included approximately $0.5 million and $1.6 million of under-absorbed fixed manufacturing overhead. As revenues increase, the amount of under-absorption of fixed manufacturing costs decreases.

Operating Costs and Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Operating expenses:
SG&A expenses	$443	14%	$634	33%	$2,540	25%	$1,440	48%	(30%)	76%
Allocated corporate overhead	1,358	42%	720	38%	3,546	35%	1,700	57%	89%	109%
Gross engineering and support expenses	730	22%	673	36%	2,053	20%	1,655	56%	9%	24%

	$2,531	78%	$2,027	107%	$8,139	80%	$4,795	161%	25%	70%

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our management, sales, marketing, and administrative personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our ChargeSource® business. Selling, general, and administrative expenses in the three months ended October 31, 2008 decreased by approximately $0.2 million, or 30 percent, when compared to the three months ended October 31, 2007. Selling, general, and administrative expenses in the nine months ended October 31, 2008 increased by approximately $1.1 million, or 76 percent, compared to the corresponding period of fiscal 2008. The increase in expenses for the 2009 fiscal year to date period is primarily due to increased legal fees related to the iGo litigation (see Note 15 of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report). The decrease in expenses for the third quarter of fiscal 2009 compared to the prior year comparable period is primarily due to reduced legal fees due to the stay of proceedings obtained on June 30, 2008.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our electrical and mechanical design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our ChargeSource® business. Engineering and support expenses for the three and nine months ended October 31, 2008 increased $0.1 million, or 9 percent, and $0.4 million, or 24 percent, respectively, compared to the corresponding prior year periods. The increase in gross engineering and support expenses is due to increased material usages and lab costs as new products are currently in development.

Wireless Test Solutions (“WTS”)

Revenue

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenue:
Products	$986	$1,160	$11,505	$4,991	(15%)	131%
Services	14	46	43	213	(70%)	(80%)

	$1,000	$1,206	$11,548	$5,204	(17%)	122%

Operating loss	$(1,934)	$(2,035)	$(1,056)	$(6,004)

Revenue by Region

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
(in thousands except change)	2008	2007	2008	2007	Three Months	Nine Months
Revenue:
North America	$884	$662	$10,649	$3,633	34%	193%
Europe	49	91	176	169	(46%)	4%
Asia	16	185	367	527	(91%)	(30%)
Latin America	51	268	356	875	(81%)	(59%)

	$1,000	$1,206	$11,548	$5,204	(17%)	122%

Revenue for the three months ended October 31, 2008 decreased by $0.2 million, or 17 percent, compared to the corresponding period of fiscal 2008. The third quarter revenue decrease is a reflection of the current general economic downturn as well as delays in customer’s capital spending and is reflective of the unpredictable nature of our WTS business.

Revenue for the nine months ended October 31, 2008 increased by $6.3 million, or 122 percent, compared to the corresponding period of fiscal 2008. The fiscal 2009 increase in revenue is due to the Symphony™ Multi units sold to AT&T. The revenue recognized on this single order totaled $8.2 million, net of revenue sharing of $1.9 million. This excludes amounts deferred relating to post-contract support and warranty.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except margin and change)		% of Related Revenue		% of Related Revenue		% of Related Revenue		% of Related Revenue	Three Months	Nine Months
Cost of revenue:
Products	$540	55%	$564	49%	$4,376	38%	$2,431	49%	(4%)	80%
Amortization – software development	—	—	20	2%	—	—	212	4%	(100%)	(100%)

	540	55%	584	50%	4,376	38%	2,643	53%	(8%)	66%
Services	—	—	80	174%	119	277%	253	119%	(100%)	(53%)

	$540	54%	$664	55%	$4,495	39%	$2,896	56%	(19%)	55%

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2008	2007	2008	2007	Three Months	Nine Months
Gross margin:
Products	45%	50%	62%	47%	(5)	15
Services	100%	(74%)	(177%)	(19%)	174	(158)
Combined gross margin	46%	45%	61%	44%	1	17

Cost of revenue for the three months ended October 31, 2008 decreased by $0.1 million, or 19 percent, compared to the corresponding period of fiscal 2008. The decrease in cost of revenue is consistent with the decrease in revenue for the same period. The gross margin for the third quarter of fiscal 2009 remained flat in comparison to the third quarter of fiscal 2008. Cost of revenue for the nine months ended October 31, 2008 increased by $1.6 million, or 55 percent, compared to the corresponding period of fiscal 2008. The increase in cost of revenue for the year to date period is driven by increased sales volume. The cost of services relates to amortization on Seven.Five units previously leased. The combined gross margin increased by 1 and 17 percentage points in the three and nine months ended October 31, 2008, respectively, compared to the corresponding periods of the prior fiscal year because the increased revenue allows for greater absorption of fixed manufacturing overhead expenses. Additionally, the Company incurred amortization of software development costs of $0.2 million during the nine months ended October 31, 2007 and had no similar expense during fiscal 2009.

Operating Costs and Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2008		2007		2008		2007
(in thousands except change)		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Operating expenses:
SG&A expenses	$521	52%	$497	41%	$1,749	15%	$1,789	35%	5%	(2%)
Allocated corporate overhead	778	78%	577	48%	2,459	21%	2,082	40%	35%	18%
Gross engineering and support expenses	1,447	144%	1,503	125%	4,589	40%	4,441	85%	(4%)	3%
Capitalized software development costs	(352)	(35%)	—	—	(688)	(6%)	—	—	—	—

	$2,394	239%	$2,577	214%	$8,109	70%	$8,312	160%	(7%)	(2%)

Selling, general, and administrative expenses generally consist of salaries, employer paid benefits, commissions and other personnel related costs of our sales, marketing, and support personnel, facility and IT costs, professional fees, advertising, promotions, printed media, and travel directly attributable to our WTS business. The selling, general, and administrative expenses incurred for the three and nine months ended October 31, 2008 are consistent with the prior period.

See the section above entitled “Consolidated” under the caption “Operating Costs and Expenses” for a discussion of allocated corporate overhead.

Gross engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our hardware and software design engineers and testing and product support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our WTS business. Engineering and support costs for the three and nine months ended October 31, 2008 were consistent with amounts incurred in the respective prior period.

We capitalize costs incurred for the development of software embedded in our WTS products subsequent to establishing technological feasibility. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenue and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. We capitalized software development costs in the three and nine months ended October 31, 2008 in the amount of $352,000 and $688,000, respectively, related to Opti product development, as well as QuOTA development that we began capitalizing in the third quarter of fiscal 2009. We did not capitalize any software development costs in the three and nine months ended October 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2008 decreased $9.4 million to $7.6 million as compared to $17.0 million at January 31, 2008. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Cash provided by (used in):
Operating activities	$(8,076)	$(1,050)
Investing activities	(1,328)	526
Financing activities	—	(7,673)

Operating Activities

Cash used in operating activities of $8.1 million for the nine months ended October 31, 2008 was driven by our net loss from continuing operations of $8.7 million partially offset by non-cash depreciation and amortization of $1.2 million and cash provided by discontinued operations of $3.2 million, including proceeds of $2.7 million from the sale of our call box business in July 2008. Additionally, our cash flow declined due to increases in accounts receivable and inventory balances of $1.3 million and $2.2 million, respectively.

Included in our year to date loss is non-recurring severance costs totaling $1.0 million. Additionally, our receivable balance has grown as a result of increased sales for the third quarter of fiscal 2009 compared to the same period of the prior fiscal year. The increase in inventory is due to filling our ChargeSource® contract manufacturer’s warehouse with a minimum 10-day supply of finished goods inventory.

Cash used in operating activities of $1.1 million for the nine months ended October 31, 2007 was driven by our net loss from continuing operations of $8.4 million, a decrease in deferred revenue of $0.7 million, and a reduction in accrued liabilities of $1.7 million, primarily due to vendor payments for inventory, income taxes and the distribution of incentive compensation. These decreases were offset primarily by cash generated from discontinued operations of $5.1 million and collection of accounts receivable of $4.6 million.

Investing Activities

During the nine months ended October 31, 2008, we purchased $0.6 million of property and equipment, primarily tooling, and equipment used for the manufacture of our ChargeSource® products. We also capitalized software development costs incurred related to our WTS Opti and QuOTA product development in the amount of $0.7 million.

During the nine months ended October 31, 2007 we received $0.4 million relating primarily to the sale of WTS equipment that had been previously leased, and we collected $0.6 million in contingent consideration from

SwissQual relating to the January 2006 sale to Spirent. During the first nine months of fiscal 2008 we spent $0.4 million of capitalized expenditures, mostly relating to tooling and other equipment for ChargeSource®.

Financing Activities

During the nine months ended October 31, 2008, the Company did not engage in any financing activities. During the first quarter of fiscal 2008 we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. During the nine months ended October 31, 2007, we repurchased approximately 58,000 shares in the open market for a total cost of $0.4 million, or an average price of $6.70 per share.

We believe that the proceeds we expect to receive from the contemplated sale of the WTS assets (see Note 16 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report), together with our existing cash and cash equivalent balances, will provide us sufficient funds to satisfy our cash requirements for the next 12 months. If the anticipated proceeds contemplated from the sale of the WTS assets together with our existing cash and cash equivalent balances do not satisfy our cash requirements, or if the contemplated sale of the WTS assets does not occur as we expect, we expect that we will need to implement further cost reduction strategies or attempt to raise additional capital through debt or the issuance of additional equity. We are unable at this time to predict the impact that the recent disruption in the financial and credit markets may have on our ability to raise such additional capital or the probability of our success should we need to attempt to raise additional capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk

We are exposed to the risk of changes in currency exchange rates. As of October 31, 2008, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-Q.

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

There was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 26, 2008, we entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with SwissQual pursuant to which the parties agreed to dismiss their respective claims and counterclaims against each other. Among other terms, the Settlement Agreement contains general releases between the parties. As a result, this lawsuit has been dismissed with prejudice.

The outcome of the iGo matter remains neither determinable nor estimable. We believe we have meritorious defenses to the matter described above and intend to vigorously defend this action. In addition to the pending matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG and Ascom Inc. dated as of September 26, 2008 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2008)

10.1	Form of Escrow Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2008)

10.2	2005 Equity Incentive Plan, As Amended, is filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: December 12, 2008	/s/ Samuel M. Inman, III
Samuel M. Inman, III
President and Chief Executive Officer

Date: December 12, 2008	/s/ Winston E. Hickman
Winston E. Hickman
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG and Ascom Inc. dated as of September 26, 2008 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2008)

10.1	Form of Escrow Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2008)

10.2	2005 Equity Incentive Plan, As Amended, is filed herewith

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002