Form 10-K
period 2009-01-31
COMARCO INC
filed 2009-05-01
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-5449

COMARCO, INC.
(Exact name of registrant as specified in its charter)

California	95-2088894
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

25541 Commercentre Drive, Lake Forest, CA	92630
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(949) 599-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.10 par value	NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐       No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No☑
As of July 31, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $23 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market on such date.
The number of shares of the registrant’s common stock outstanding as of April 15, 2009 was 7,326,671.
Documents incorporated by reference:
Part III incorporates information by reference to portions of the registrant’s proxy statement for its fiscal 2009 annual meeting of shareholders.

COMARCO, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

PART I
FORWARD-LOOKING STATEMENTS
     This report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.
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
ITEM 1. BUSINESS
General
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power products (“ChargeSource®”). These standalone mobile power adapters are used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
     Until fiscal 2009, Comarco was also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. We entered fiscal year 2009 with an objective to focus on our ChargeSource® business and to maximize the value of our wireless test solutions (“WTS”) and Call Box businesses. The assessment of our strategic initiatives with respect to these businesses culminated in the sale of these two businesses during the fiscal year.
     References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2009” refers to our fiscal year ended January 31, 2009.
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
Discontinued Operations
Call Box
     Through July 10, 2008, the Company designed, manufactured, installed, and maintained emergency call boxes for state and local governmental agencies through its Call Box business. On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $0.5 million during the fiscal year.
     Our Call Box business generated revenue totaling $3.7 million and $11.1 million in fiscal 2009 and 2008, respectively. For more information regarding our Call Box business, which has been discontinued, see Note 5 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Wireless Test Solutions
     Through January 6, 2009, the Company designed and manufactured hardware and software tools for use by wireless carriers, equipment vendors, and service providers through its WTS business. The Company entered into an asset purchase agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc. (“Ascom”) to sell the WTS business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction closed on January 6, 2009.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights, which is the maximum indemnification amount that can be claimed by the buyer. The Company recorded a pre-tax gain on the sale of its WTS business of $5.9 million during the fourth quarter of fiscal 2009. If the proceeds placed in escrow are released in their entirety, the Company would record an additional pre-tax gain on the sale of up to $1,275,000.
     Our WTS business generated revenue totaling $13.6 million and $6.7 million in fiscal 2009 and 2008, respectively. For more information regarding our WTS business, which has been discontinued, see Note 5 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Our Business
     Our business designs and develops, through outsourced contract manufacturers, standalone power adapters for notebook computers, mobile phones, and many other portable, rechargeable consumer electronic devices. These mobile power products, which are designed with the needs of the mobile professional in mind, provide a high level of functionality and compatibility in an industry leading compact design.
Products
     Our current and planned product offerings consist of standalone AC, DC, and AC/DC power adapters designed for the right mix of power output and functionality for most retail, original equipment manufacturer (“OEM”), and enterprise customers. Our ChargeSource® products are also programmable, allowing those who use multiple rechargeable electronic devices to carry just one power adapter. By simply changing the compact SmartTip® connected to the end of the output cable, our standalone power adapters are capable of simultaneously charging and powering multiple devices.

     We believe our patented electrical designs will continue to be the basis for even higher-power standalone power adapters that are expected to meet evolving global standards, including the planned standards of the European Union (“EU”), and the increasing power requirements of the notebook computer OEMs, and allow us to offer customers cutting edge technology while significantly decreasing size and weight.
     Our business generated revenue totaling $13.5 million and $5.4 million in fiscal 2009 and 2008, respectively.
Marketing, Sales, and Distribution
     We believe demand for our mobile power products can be categorized into the following three distinct channels:
•	Retail;

•	OEM-branded accessories, and

•	OEM “in-the-box.”
Retail
     To reach the retail consumer, we have historically entered into exclusive distribution agreements with a single distributor of consumer electronics. Our distribution partner brands our products and distributes them to retailers, focusing on national “big-box” retail chains and office superstores.
     On March 16, 2009, we entered into an exclusive retail Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc., a Delaware corporation (“Targus”). Under the Targus Agreement, we will sell certain current and future mobile power supply products exclusively to Targus, and Targus will purchase such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement does not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to original equipment manufacturers that sell such products under their own name as long as such products do not incorporate any intellectual property of Targus. The Targus Agreement does not require Targus to purchase any specified number of units. Products are expected to ship to Targus in the second quarter of fiscal 2010.
     Kensington Technology Group (“Kensington”), a division of ACCO Brands Corporation, accounted for $1.0 million of our revenue in fiscal 2009. In fiscal 2008, Kensington was the source of the majority of our revenue. Revenue generated by Kensington for fiscal year 2008 was $4.6 million, or 86 percent of total revenue.
OEM-branded accessories
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
     Late in the fourth quarter of fiscal 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo Information Products Co., Ltd. (“Lenovo”), a leading notebook computer OEM. During fiscal 2009, we shipped a total of 222,000 of these units to Lenovo. Revenues generated from sales to Lenovo for fiscal years 2009 and 2008 totaled $11.0 million and $0.2 million, or 82 percent and 4 percent of revenues, respectively.
     We typically work directly with distributors and OEMs on specific product designs. The desired products may be AC only, DC only, or combined AC/DC, and normally include programmability. Once the adapter becomes available, we expect to receive purchase orders from the OEM and deliver the ordered products directly from our contract manufacturer into their supply chain organization.

OEM “in-the-box”
     Notebook computers are typically sold with a conventional AC-only power adapter included with the purchase or “in-the-box.” These “in-the-box” adapters are manufactured for low cost and delivered in quantities of tens of millions per year. As notebook computer power and regulatory requirements increase, the size and weight of the power adapter may also increase. We believe our patented electrical design, which is the basis for our small and light power adapters, can address this large and growing market. As with OEM-branded accessories, we typically work directly with the OEMs on these designs and products in response to their requests. Products designed for this channel must be ultra-low cost and reliable, and must be manufactured in high volume. We did not sell any of our power adapters “in-the-box” in either fiscal 2009 or 2008, but do expect opportunities through this channel in fiscal 2010.
Competition
     Numerous providers, including Delta Electronics, Inc., iGo, Inc., Belkin, Kensington, and American Power Conversion, sell products that compete directly with our ChargeSource® products. Mobile telephone and personal computer OEMs also deliver competitors’ products to the market for our standalone power adapters. Many of these distributors and manufacturing competitors are larger and have greater financial resources. We believe that the patents that cover our ChargeSource® products provide us with a competitive advantage.
     To compete successfully in this market, we believe we must:
•	Differentiate our offerings through innovation and development of new or enhanced products;

•	Successfully meet stringent design specifications in a timely manner;

•	Manufacture and deliver on time, cost effective products in volume; and

•	Price our products competitively.
Key Customers
     We derive a substantial portion of our revenue from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.
     During fiscal 2009, shipments to Lenovo, an OEM customer, totaled $11.0 million or 82 percent of total revenue. In fiscal 2009 and 2008, Kensington, a distributor of our ChargeSource® products, accounted for revenue totaling $1.0 million and $4.7 million, or 7 percent and 86 percent of total revenue, respectively. For more information regarding our customers, see Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
International Operations
     We sell our products to customers located throughout the world. In fiscal 2009 and 2008, we derived 3 percent and 55 percent of total revenue, respectively, from customers in the United States and 97 percent and 45 percent, respectively, from customers in foreign countries, as determined by the “ship to” address. The increase in the percentage of sales to foreign countries during fiscal 2009 as compared to fiscal 2008 is primarily due to sales to Lenovo, which ship to mainland China. For more information regarding our revenues by geographic location, see Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
Research and Development
     We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, and evolving technology standards. Accordingly, we devote significant resources to designing and developing new and enhanced products that can be manufactured cost effectively and sold at competitive prices.

During fiscal 2009 and 2008, we incurred approximately $2.8 million and $2.6 million, respectively, in research and development expenses. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.
     As of April 3, 2009, we had approximately 9 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:
•	We collaborate closely with our customers and partners to design and manufacture new products or modify existing products to specifications required by our customers;

•	We design and manufacture enhancements and improvements to our existing products in response to our customers’ requests or feedback; and

•	We independently design and build new products in anticipation of the development of a variety of mobile electronic devices.
Manufacturing and Suppliers
     We maintain an ISO-9001:2000 certification for the design of our products. Our products are manufactured by third parties to our specifications and are generally delivered to us for test. Contract manufacturers located in China are responsible for the manufacture of these products.
     For more information on our contract manufacturers and other suppliers, see Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
Patents and Intellectual Property
     Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual property rights in our proprietary technology. As of January 31, 2009, the Company had approximately 50 issued patents and approximately 25 patent applications pending in the United States and in various foreign countries covering key technical aspects of our ChargeSource® products. Our issued patents are scheduled to expire at various times beginning in 2020. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.
     We cross-license certain patent rights related to powering electronic devices, including certain patent rights relating to automatic programmability and combination AC/DC capability, under the terms of a settlement agreement entered into with iGo, Inc. in 2003. We also rely on other third party licenses of intellectual property for the production of our products. If those licenses were terminated or impaired, or if we were unable to renew those licenses on commercially reasonable terms, our business could be negatively impacted.
     While we spend significant resources to monitor and enforce our intellectual property rights, our intellectual property rights could be challenged, invalidated, or circumvented by competitors or others. Others could reverse engineer or otherwise obtain and use our proprietary technology and information. Our employees, customers or partners also could breach our confidentiality agreements, for which we may not have an adequate remedy available. We may not be able to timely detect the infringement of our intellectual property rights. Moreover, the laws of foreign countries may not afford the same protection to intellectual property rights as do the laws of the United States. The occurrence of any of the foregoing could harm our competitive position.
     Litigation to enforce and protect our intellectual property rights, whether or not successful, is time-consuming and costly, diverts resources and management attention away from our operations and may result in our intellectual property rights being held invalid or unenforceable. Additionally, third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. In this regard we are currently involved in litigation with iGo, Inc. as on June 8, 2007 iGo sued us alleging that two iGo patents are infringed by the mechanical keying arrangement between power adaptors and programming kits used by us in our mobile power products sold through our distributors and to a computer manufacturer. We have denied liability and countersued alleging that iGo has breached a settlement agreement entered into with us in 2003 and that iGo is liable for infringement of at least one of our patents. For more information regarding this matter, see Item 3. Legal Proceedings.
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
Industry Practices Impacting Working Capital
     Our working capital and operating cash flow is affected by our need to balance inventory levels with customer demand. Existing industry practices that affect our working capital and operating cash flow include (i) the level of variability of customer orders relative to the volume of production, (ii) vendor lead times, (iii) materials availability for critical parts, (iv) inventory levels necessary to achieve rapid customer fulfillment, and (v) extended payment terms required by certain customers.
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
Employees
     As of April 3, 2009, we employed approximately 30 employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, sales and marketing, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly the highly skilled engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.
     Our success depends to a significant extent upon the contribution of our executive officers and other key employees. During December 2005, the Board of Directors approved and adopted the 2005 Equity Incentive Plan (the “2005 Plan”), which originally covered 450,000 shares of our common stock. The adoption of the 2005 Plan was ratified by our shareholders at the annual shareholders meeting held on June 20, 2006, and subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 shares to 1,100,000 shares.

ITEM 1A. RISK FACTORS
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability; we may need additional capital in the future to fund our businesses, which we may not be able to obtain on acceptable terms.
     We have experienced operating losses in the past, and we expect to continue to incur additional operating losses in the future until such time as we achieve substantially higher sales volume. We incurred pre-tax losses from operations of $13.2 million and $11.7 million in fiscal 2009 and 2008, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the manufacturing costs for our products and the demand for our products. In addition, we have not reported positive gross margins on the sale of our ChargeSource® products during either fiscal 2009 or 2008.
     We currently anticipate that our available capital resources, including our existing credit facility (see Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 of this report), will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms or we may seek working capital financing through the extension of additional credit. The current U.S. capital markets are illiquid and the availability of funds is sparse. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.
We will have to reduce our costs for our ChargeSource® products and achieve higher sales volumes for our products to become profitable, and if we fail to achieve cost reductions and higher sales volumes for our products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.
     We experienced negative gross margins in fiscal 2009 and 2008. We do not expect to experience positive gross profit on sales of our products until we reduce our cost of revenue. In order to reduce our cost of revenue, we must work closely with our contract manufacturers to carefully manage the price paid for components used in our products, and the price we pay to these manufacturers for the finished product.
     Additionally, even if we are able to reduce our cost of revenue, our current level of sales is insufficient to absorb our operating expenses. Our ability to drive increased sales is dependent upon, among others, the following factors:
•	Successful development and release for manufacture of certain AC and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM channels;

•	Securing additional OEM partners; and

•	Market and customer acceptance of our new products expected to be available by the end of the second fiscal quarter of 2010.
     There can be no assurances we will be successful in our efforts to increase sales or reduce our cost of revenue. If we fail to reduce our cost of revenue or achieve higher sales volumes for our ChargeSource® products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.
If we fail to accurately forecast customer demand, we may have excess or insufficient product inventory, which may increase our operating costs and harm our business.
     To ensure availability of our products for our customers, in some cases we commit to purchase our products based on forecasts provided by customers in advance of receiving purchase orders from them. Most of our customers are distributors who in turn sell our products to resellers and/or end users, which causes us to have limited visibility into ultimate product demand, making forecasting more difficult. As a result, we have historically and expect that in the future we will continue to incur inventory costs in advance of anticipated revenue. Because demand for our products may not materialize as we expect, purchasing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs.
     A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of revenue at the time of such determination. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.
     If we overestimate customer demand for our products or if purchase orders are cancelled or shipments delayed, we may end up with excess inventory that we cannot sell, which would harm our financial results. In fiscal 2009, we incurred $1.5 million of inventory reserve and scrap costs recorded primarily in the fourth quarter of the fiscal year. Similarly, if we underestimate demand, we may not have sufficient product inventory and may lose market share and damage customer relationships, which also could harm our business.
Our business and operational results are subject to the seasonal demand fluctuations of the consumer product and retail industries, as well as general economic and retail uncertainty.
     The seasonality of the consumer product and retail industries will affect our business. For example, our OEM and retail distribution partners typically order the great majority of the products they expect to sell during the holiday season during the first three calendar quarters. Accordingly, we expect that our sales may be concentrated during the first three calendar quarters and lower in the fourth calendar quarter.
     Additionally, our revenues depend significantly on consumer confidence and spending, which have recently deteriorated due to current worldwide economic weaknesses. This economic downturn and decrease in consumer spending may adversely affect our revenues, the sell through ability of our customers, or otherwise negatively impact our business strategy. If legislative actions recently taken to enhance the economy by the government of the United States of America fail, or if the current economic situation deteriorates further, our business could be negatively impacted.
Our customers may cancel their orders, change production quantities or delay production, any of which would reduce our sales and adversely affect our operating results.
     Since substantially all of our customers purchase our products from us on a purchase order basis, they may cancel, change, or delay product purchase commitments with little notice to us. As a result, we are not always able to forecast with certainty the sales that we will make in a given period and sometimes we may increase our inventory, working capital, and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced, or canceled. The following factors, among others, affect our ability to forecast accurately our sales and production capacity:
•	Changes in the specific products or quantities our customers order; and

•	Long lead times and advance financial commitments for components required to complete anticipated customer orders.
     Delayed, reduced or canceled purchase orders also may result in our inability to recover costs that we incur in anticipation of those orders, such as costs associated with purchased raw materials and write-offs of obsolete inventory.
Failure to adjust our operations in response to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.
     Consumer demand for our ChargeSource® mobile power products has been subject to fluctuations as a result of our choices of distribution partners, market acceptance of our products, the timing and size of customer orders, and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our cost structures to changing market conditions because a significant portion of our sales and marketing, design and other engineering, and supply chain costs are fixed. If customer demand for our products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess inventory, which could adversely affect our operating results. Conversely, if market conditions improve, our inventory may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.
The products we make are complex and have short life cycles. If we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete and our operating results could suffer.
     The consumer electronics industry is characterized by rapid technological changes, frequent new product introductions, and evolving industry standards. Our mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:
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
The consumer electronics industry is highly competitive, and our profitability will be adversely affected if we are not able to compete effectively.
     The consumer electronics industry in which we sell our products is highly competitive. We compete on many levels, including the timing of development and introduction of new products, technology, price, quality, customer service, and support. Our competitors range from some of the industries’ largest corporations to relatively small and highly specialized firms. Many of our competitors possess advantages over us, including greater financial and marketing resources, greater name recognition and larger and more established customer and supplier relationships. Our competitors also may be able to respond more quickly to new or emerging technologies and changes in customer needs. If we do not have the resources or expertise necessary to compete or to match our competitors or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and revenue.
The average selling prices of our products will likely decrease over their sales cycles, especially upon the introduction of new products, which may negatively affect our revenue and operating results.
     Our products will likely experience a reduction in their average selling prices over their respective sales cycles and price pressures could negatively affect our operating results. Further, as we introduce new or next-generation products, sales prices of legacy products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product costs. There can be no assurances we will be successful in our efforts to reduce these costs. In order to do so, we must work closely with our contract manufacturers to carefully manage the price paid for components used in our products, and the price we pay to these manufacturers for the finished product. In addition, inventory levels must be tightly managed. If we are unable to reduce the overall production cost of legacy products as new products are introduced, our average gross margins will likely decline and adversely affect our operating results.
A significant portion of our revenue is derived from a limited number of customers and is dependent upon our relationships with them and upon their performance. Any loss of, reduction, cancellation, or delay in purchases by these customers would negatively impact our revenue, business, prospects, and operating results.
     We have historically derived a significant portion of our revenue from a limited number of customers. Our two key customers for fiscal 2009 accounted for $12.0 million, or 89 percent of total revenue. We expect that a limited number of customers will continue to represent a large percentage of our revenue in the future. In particular, we believe that Targus will represent a large percentage of our revenue in the future as a result of the Targus Agreement under which our ChargeSource® products are expected to be exclusively distributed on a retail basis by Targus beginning in the second quarter of fiscal 2010. Our success will depend in part on Targus’ ability and willingness to effectively and widely distribute our products on an exclusive basis.
     Any difficulty in collecting amounts due from one or more of our key customers, or any inability of one or more of our key customers to take delivery of ordered products, would negatively impact our results of operations and financial condition. Any loss of, reduction, cancellation, or delay in purchases by these customers would negatively impact our revenue, business, prospects, and operating results unless we are able to develop other customers who purchase products at comparable levels. Developing alternative customers could be time-consuming, disruptive, and costly to our business.
We may experience quality or safety defects in our products that could cause us to institute product recalls, require us to provide replacement products and harm our reputation.
     In the course of conducting our business, we experience and attempt to address various quality and safety issues with our products, as our products must meet exacting technical and performance standards. Often product defects are identified during our design, development, and manufacturing processes, which we are able to correct in a timely manner. Sometimes, defects are identified after introduction and shipment of products. If we are unable to fix defects in a timely manner or adequately address quality control issues, our relationships with our customers may be impaired, our reputation may suffer and we may lose customers. Any of the foregoing could adversely affect our business, results of operations, customer relationships, reputation, and prospects.
Economic, political, and other risks associated with our international sales and operations could adversely affect our results of operations.
     We currently outsource the manufacture of our ChargeSource® products to contract manufacturers in China. Additionally, international revenue accounted for approximately 97 percent of total revenue for fiscal 2009. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. We do business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our ability to outsource our manufacturing and supply needs to foreign countries as well as our sales of products and services in international markets.
Disruptions in our relationships with our suppliers or in our suppliers’ operations could result in shortages of necessary components and adversely affect our operations.
     We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2009, one of the contract manufacturers for our ChargeSource® products provided $10.5 million, or 87 percent of product costs included in cost of revenue.
     The performance of our suppliers is largely outside of our control and involves various risks, including risks associated with limited control over price, timely delivery, and quality. In the past, we have experienced, and may continue to experience, shortages of important single source components. Our suppliers may fail to timely deliver components or provide components of sufficient quality. If this occurs, we may need to adjust both product designs and production schedules, which could result in delays in the production and delivery of products to our customers. These delays or defects could harm our reputation, impair our customer relationships, and adversely affect our operations.
Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses or be prevented from selling certain products.
     Third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. In this regard we are currently involved in litigation with iGo, Inc. as iGo has sued us alleging that iGo patents are infringed by the mechanical keying arrangement between power adaptors and programming kits used by us in our mobile power products sold to distributors and to a computer manufacturer. We have denied liability and countersued alleging that iGo has breached a settlement agreement entered into with us in 2003 and that iGo is liable for infringement of at least one of our patents. For more information regarding this matter, see Item 3. Legal Proceedings.
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
     Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual property rights in our proprietary technology. We are required to spend significant resources to monitor and enforce our intellectual property rights; however these rights might not necessarily provide us with a sufficient competitive advantage. Our future and pending patent applications may not be issued with the scope we seek, if at all. Others may independently develop similar proprietary technology or otherwise gain access to and disclose our proprietary information and technology, and our intellectual property rights could be challenged, invalidated, or circumvented by competitors or others, whether in the United States or in foreign countries. Our employees, customers, or partners also could breach our confidentiality agreements, for which we may not have an adequate remedy available. We also may not be able to timely detect the infringement of our intellectual property rights. The occurrence of any of the foregoing could harm our competitive position.
     Litigation may be necessary to enforce and protect our intellectual property rights. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, diverts resources and management attention away from our operations, and may result in our intellectual property rights being held invalid or unenforceable.
If we suffer the loss of our corporate offices or the loss of one of our contract manufacturer’s facilities due to catastrophe, our operations would be adversely affected.
     We have one corporate office, which is located in Lake Forest, California. Although we carry insurance for property damage, we do not carry insurance or financial reserves for all possible catastrophes, including interruptions or potential losses arising from earthquakes or terrorism. Any significant disruption in our access to the facility, whether due to fire, natural disaster, or otherwise, could have a material adverse effect on our financial condition and operating results.
     Additionally, the manufacturing of our ChargeSource® products is performed by contract manufacturers located in China. If any significant disruption occurs in the facilities in China, it would have a material adverse effect on our financial condition and operating results.
We depend upon the services of key personnel, and may not be able to attract and retain additional key personnel.
     Our success depends to a significant extent on the continued services and experience of our key research, engineering, sales, marketing, and executive personnel. If for any reason our key personnel left our employ and we failed to replace a sufficient number of these personnel, we might not be able to maintain or expand our business. Competition for such highly skilled personnel in the consumer electronics industry is intense, and we cannot be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our products and services. If we are unable to identify, hire, and integrate these skilled personnel in a timely or cost-efficient manner, our operating results could suffer.
Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.
     We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results. Our quarterly operating results may fluctuate for many reasons, including:
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
     Due to these and other factors, our past results are not reliable indicators of our future performance. In addition, a significant portion of our operating expenses is relatively fixed due to sales, engineering, and supply chain overhead. If we experience a decline in revenue, we may be unable to reduce our fixed costs quickly enough to compensate for the decline, which would magnify the adverse impact of such revenue shortfall on our results of operations. If our operating results decline or are below expectations of securities analysts or investors, the market price of our stock may decline significantly.
Our stock price has been and will likely remain highly volatile.
     The stock market in general, and the stock prices of technology companies in particular, have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:
•	Our quarterly operating results;

•	Changes in the consumer electronics industries;

•	Changes in the economic outlook of the particular markets in which we sell our products and services;

•	The gain or loss of significant customers;

•	Reductions in demand or expectations of future demand by our customers;

•	Changes in stock market analyst recommendations regarding us, our competitors, or our customers;

•	The timing and announcements of technological innovations or new products by our competitors or by us, and

•	Other events affecting other companies that investors deem comparable to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our headquarters are located in Lake Forest, California. This leased facility consists of approximately 25,000 square feet of office space and approximately 5,000 square feet of manufacturing and warehouse space. The lease for this facility expires in August 2011. In conjunction with the sale of WTS to Ascom in January 2009, we entered into a sublease agreement whereby Ascom leases approximately 48 percent of the leased facility, including all of the manufacturing and warehouse space.
ITEM 3. LEGAL PROCEEDINGS
     iGo, Inc. (formerly Mobility Electronics, Inc.) (“iGo”) vs. Comarco Wireless Technologies, Inc., Case No. 5:07cv00084, U.S. District Court for the Eastern District of Texas. On June 8, 2007, iGo sued us alleging that two iGo patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by us in our mobile power products sold through our distributors and to a computer maker. We have denied liability and countersued alleging that iGo has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that iGo is liable for infringement of at least one Comarco patent by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the Comarco patent. iGo has denied liability and amended its claims to further allege that we breached the Settlement Agreement by asserting claims against iGo because its activities are permissible under the Settlement Agreement. We have denied liability as to the additional claim made by iGo. On March 5, 2008, both parties attended mediation without reaching a settlement.
     On June 25, 2008, the parties jointly requested that the U.S. District Court for the Eastern District of Texas (the “Texas Court”) transfer the lawsuit to the U.S. District Court for the District of Arizona, the court in which the parties’ previous patent infringement lawsuit had been filed (the “Arizona Court”). The parties’ joint request also sought, following transfer, a stay of proceedings until January 2009 so that the parties could pursue settlement. On June 30, 2008, the Texas Court granted the parties’ joint request for transfer, transferring the lawsuit to the Arizona

Court under the terms and conditions requested, including the stay. The parties have not reached a settlement and the stay has been lifted. The parties are proceeding with discovery. No trial date has been set.
     SwissQual AG (“SwissQual”) vs. Comarco Wireless Technologies, Inc., Case No. cv-07-07819, Central District of California. On November 30, 2007, SwissQual AG (“SwissQual”) filed a lawsuit against CWT alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the Distribution and Sales Agreement dated December 15, 2005 between the parties. On November 26, 2008, we entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with SwissQual pursuant to which the parties agreed to dismiss their respective claims and counterclaims against each other. Among other terms, the Settlement Agreement contains general releases between the parties. As a result, this lawsuit has been dismissed with prejudice.
     The outcome of the iGo matter remains neither determinable nor estimable. We believe we have meritorious defenses to the matter described above and intend to vigorously defend these actions. In addition to the pending matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a special meeting of the Company’s shareholders held on November 26, 2008, the shareholders voted on and approved the sale of the WTS business to Ascom. The vote for the proposal was as follows:

For	Against	Abstentions
6,197,485	8,827	2,973

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is traded on the Nasdaq Global Market® under the symbol “CMRO.” The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by the Nasdaq Global Market. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2009:
First Quarter	$5.45	$3.20
Second Quarter	4.42	2.93
Third Quarter	3.49	1.13
Fourth Quarter	1.49	0.80
Year ended January 31, 2008:
First Quarter	$9.15	$6.51
Second Quarter	6.90	5.75
Third Quarter	6.43	5.32
Fourth Quarter	6.01	4.91
Holders
     As of March 31, 2009, there were 311 holders of record of our common stock.
Dividends
     We declared a special dividend of $1.00 per share to shareholders of record on April 5, 2007, paid on April 23, 2007. The amount paid was $7.4 million. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our board of directors.
ITEM 6. SELECTED FINANCIAL DATA
     Not applicable.

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
Overview
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of standalone mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).
     Until fiscal 2009, Comarco was also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. We entered fiscal year 2009 with an objective to focus on our ChargeSource® business and to maximize the value of our WTS and Call Box businesses. The assessment of our strategic initiatives with respect to these businesses culminated in the sale of these two businesses during the fiscal year.
Industry and Company Trends and Uncertainties
     Designed with the needs of the mobile professional in mind, our ChargeSource® standalone mobile power adapters provide a high level of functionality and compatibility in an industry-leading compact design. Our current and planned ChargeSource® product offerings consist of standalone AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource® products are programmable, allowing those who use rechargeable electronic devices to carry just one power adapter to support multiple electronic devices. By simply changing the compact SmartTip® connected to the end of the output cable, our standalone power adapters are capable of simultaneously charging and powering multiple devices from all major consumer electronics companies, including most notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices without requiring a peripheral product or extra cable.
     Personal computer manufacturers continue to design and manufacture notebook computers with enhanced functionality and features. These notebook computers generally have greater power requirements. As power requirements increase, so generally does the size of the OEM power adapter sold with each notebook computer. To address this industry-wide trend, we have developed a family of compact high-power ChargeSource® standalone power adapters that are compatible with most legacy, current, and planned notebook computers. These new standalone power adapters are able to deliver up to 120 watts of power in a very small form factor or compact size.
     Management currently considers the following additional trends, events, and uncertainties to be important to understanding our business:
•	On March 16, 2009, we entered into an exclusive Retail Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc., a Delaware corporation (“Targus”). We expect to begin shipments to Targus under this Targus Agreement during the second quarter of fiscal 2010. The product offerings for Targus include the following:

–	A programmable AC adapter that connects easily to a standard wall plug and includes a DC cable that supports charging two devices simultaneously. It will be packaged with up to 10 SmartTips®.

–	A programmable AC adapter that includes both input and output cables (AC or AC/DC) and will be packaged with up to 10 SmartTips®.
•	In late January 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory.

•	During the first quarter of fiscal 2008, we entered into a non-exclusive distribution arrangement with Kensington, thereby terminating our exclusive distribution agreement. Under the exclusive Targus Agreement, we will no longer be able to sell to Kensington upon commencing shipments to Targus.

•	Revenue for fiscal 2009 increased significantly to $13.5 million compared to $5.4 million for fiscal 2008. The increase is attributable to the launch of the 90-watt product for Lenovo.

•	The current level of sales is insufficient to fully absorb our operating expenses. Our ability to drive increased sales is dependent upon, among others, the following factors:
–	Successful development and release for manufacture of certain AC and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM accessories channels;

–	Securing additional OEM partners; and

–	Market and customer acceptance of our new products expected to be available by the end of the second quarter of 2010.
•	Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

•	We are currently in negotiations with our third party contract manufacturers in an effort to reduce our unit costs for our products. Reducing our product costs is important to our efforts to improve our margins.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
Critical Accounting Policies
     The preparation of our consolidated financial statements requires us to apply accounting policies and make certain estimates and judgments. All of our significant accounting policies are presented in Note 2 of the notes to the Consolidated Financial Statements in Item 8 of this report. Of our significant accounting policies, we believe the following are the most significant and involve a higher degree of uncertainty, subjectivity, and judgments. These policies involve estimates and judgments that are inherently uncertain. Changes in these estimates and judgments may significantly impact our annual and quarterly operating results.
Revenue Recognition
     We recognize product revenue upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. Generally, our products are shipped FOB named point of shipment, whether it is Lake Forest, our corporate headquarters, or China, the shipping point of our contract manufacturers.

Stock-based Compensation
     We account for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to be measured based on the award’s fair value on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use either a Lattice Binomial or the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. Both the Lattice Binomial and the Black-Scholes option-pricing model are based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. The prevailing difference between the two models is the Lattice Binomial model’s ability to enhance the simple assumptions that underlie the Black-Sholes model. The Lattice Binomial model allows for assumptions such as risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. If the assumptions change under either model, stock-based compensation may differ significantly from what we have recorded in the past.
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
Valuation of Inventory
     We value inventory at the lower of the actual cost to purchase and/or manufacture the inventory (calculated on average costs, which approximates first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a write down of excess and obsolete inventory based primarily on excess quantities on hand based upon historical and forecasted component usage. As demonstrated during prior periods, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. In the future, if our inventory were determined to be overvalued, we would be required to recognize such costs in our cost of revenue at the time of such determination. Therefore, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our operating results.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards, temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2009.
Valuation of Long-Lived Assets
     We evaluate long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns that negatively impact our customers or markets, are present. Reviews are performed to determine whether the carrying value of assets is impaired based on comparison to the undiscounted expected future cash flows. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using a weighted average of the market approach and the discounted expected future cash flows using a discount rate based upon our cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected discounted cash flows. It is reasonably possible that the estimates of anticipated future net revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.
Results of Operations—Continuing Operations
     The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2009 and 2008:
Consolidated

	Years Ended January 31,
	2009		2008
		(In thousands)			2009 over
		% of		% of	2008
		Revenue		Revenue	% Change
Revenue	$13,521	100%	$5,434	100%	149%

Operating loss	$(13,187)		$(11,715)

Loss from continuing operations	$(9,699)		$(10,166)

	Years Ended January 31,				2009 over
	2009		2008		2008
	(In thousands)				% Change
Revenue:
North America	$473		$3,012		(84%)
Europe	2,050		2,127		(4%)
Asia – Pacific	10,998		295		3,628%

	$13,521		$5,434		149%

	Years Ended January 31,		2009 over
	2009	2008	2008
	(In thousands)		% Change
Revenue:
Lenovo	$11,033	$226	4,782%
Trust	1,211	—	—
Kensington	981	4,660	(79%)
Tumi	293	280	5%
Battery Biz	—	259	(100%)
Other	3	9	(67%)

	$13,521	$5,434	149%

Revenue
     The fiscal 2009 increase in revenue of $8.1 million is attributable to sales to Lenovo of the 90-watt product designed to their specifications. The 90-watt product began shipping in January 2008. Revenue from Lenovo increased $10.8 million during fiscal 2009, from $0.2 million in fiscal 2008 to $11.0 million in fiscal 2009.
     During fiscal 2009, sales to Kensington decreased by $3.7 million, or 79 percent, compared to fiscal 2008. In April 2007, we entered into a non-exclusive retail distribution agreement with Kensington. Under the exclusive retail Targus Agreement, we will no longer be able to sell to Kensington upon commencing shipments to Targus.
Cost of Revenue and Gross Margin

	Years Ended January 31,
	2009		2008
		(In thousands)			2009 over
		% of		% of	2008
		Total		Total	% Change
Cost of Revenue:
Product costs	$12,119	80%	$4,334	57%	180%
Under-absorption of fixed supply chain overhead	1,241	8%	2,403	32%	(48%)
Inventory reserve and scrap charges	1,507	10%	530	7%	184%
Freight, expedite, and other charges	222	2%	335	4%	(34%)

	$15,089	100%	$7,602	100%	98%

			2009 over
	Years Ended January 31,		2008 ppt
	2009	2008	Change
Combined gross loss	(12%)	(40%)	28
     The fiscal 2009 increase in cost of revenue of $7.5 million compared to fiscal 2008 is primarily attributable to the 149 percent volume increase in total revenue. The product cost increased over the prior year due to a change in the product mix. In fiscal 2009 our largest product shipments were the 90-watt adapters sold to Lenovo, which have a very low margin at the product cost level. Offsetting the increase in product costs, the under-absorption of fixed supply chain overhead decreased by 48 percent, or $1.2 million, as a result of increased product sales. Adversely impacting cost of revenue during fiscal 2009 were inventory reserve and scrap costs, which increased by $1.0 million, or 184 percent during the year, compared to fiscal 2008, due to inventory reserves recorded primarily in the fourth quarter that adversely impacted margins. Inventory reserves of $1.5 million were recorded during the fourth quarter of fiscal 2009 due to reduced demand for legacy products as well as excess material purchased subsequent to the receipt of a customer purchase order which the customer later canceled in the fourth quarter.

Operating Costs and Expenses

	Years Ended January 31,
	2009		2008
		(In thousands)			2009 over
		% of		% of	2008
		Revenue		Revenue	% Change
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$2,988	22%	$2,408	44%	24%
Allocated corporate overhead	5,788	43%	4,497	83%	29%
Engineering and support expenses	2,843	21%	2,642	49%	8%

	$11,619	86%	$9,547	176%	22%

     As revenue has increased for the year ended January 31, 2009 compared to the prior fiscal year presented, selling, general, and administrative expenses, allocated corporate overhead expenses, and engineering and support expenses all represented a smaller percentage of revenue than in the prior year. The fixed cost structure of our business had been maintained in support of the expected future business.
     The fiscal 2009 increase in selling, general and administrative expenses of $0.6 million compared to fiscal 2008 relates primarily to increased legal fees related to the iGo litigation (see Note 17 of the Notes to the Consolidated Financial Statements included in Item 8 of this report). The legal fees incurred in fiscal 2009 were $0.4 million higher than in the prior fiscal year. The remaining increase of $0.2 million relates to increased personnel costs as we hired both a director of product marketing and a sales administration specialist to assist with the growth of our business.
     Allocated corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. When expressed as a percentage of revenue, allocated corporate overhead decreased to 43 percent in fiscal 2009 compared to 83 percent in fiscal 2008. The increase of $1.3 million for the year ended January 31, 2009 relates to $1.0 million of non-recurring severance costs as well as increased consulting fees of $0.3 million compared to the same period of fiscal 2008.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2009 increase in engineering and support costs includes approximately $0.1 million and $0.2 million in increased salaries and consulting expenses, respectively.
Other Income, net
     Other income, net, consists primarily of interest income earned on invested cash and cash equivalent balances. Other income, net, was $0.1 million and $0.8 million in fiscal 2009 and 2008, respectively. The decrease in other income compared to fiscal 2008 was due to decreases in our cash and cash equivalent balances coupled with lower interest rates.
Income Tax Benefit
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards, temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2009.
     During fiscal 2009, we recorded a net loss of $4.5 million and did not record any income tax benefit, on a consolidated basis. The net deferred tax asset of $8.8 million, $2.0 million of which relates to net operating losses created in fiscal 2009 continues to be fully reserved.
     During fiscal 2008, we recorded a net loss of $10.0 million and recorded $0.6 million in net income tax benefit on a consolidated basis. The net deferred tax asset of $7.7 million at January 31, 2008 was fully reserved, and included net operating loss carryforwards created in fiscal 2008 of $2.7 million.
Business Outlook
     We expect revenues on an overall basis to increase during fiscal 2010.
     As previously discussed, in March 2009 we entered into a Strategic Product Development and Supply Agreement with Targus. We expect to begin volume shipments to Targus in the second quarter of fiscal 2010. We received our first purchase order from Targus under this agreement for expected delivery during the second quarter of fiscal 2010.
     We have not generated a positive gross margin on the sale of our ChargeSource® products during fiscal 2009 or 2008. Our future is highly dependent on our ability to sell our products at a profit and ultimately to return to overall profitability. To accomplish this, we must increase the sales volumes of our current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. Further, we must successfully reduce our unit costs with our third party contract manufacturers, for which negotiations are currently in process. If we are unsuccessful in achieving these objectives, it will have a material adverse effect on our operations and financial condition.
     We have working capital totaling $15.5 million at January 31, 2009. Further, subsequent to January 31, 2009, we successfully negotiated a $5.0 million line of credit with Silicon Valley Bank, see Note 18 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K. We believe that our current working capital in combination with our line of credit will provide the necessary resources to effect our business plan in the near future. As we execute on our current strategy, we may require further debt and/or equity capital to fund our working capital needs. The current U.S. capital markets are illiquid and the availability of funds is sparse. The inability to access these funds when needed could have a material adverse effect on the our operations and financial condition.
Discontinued Operations, net of income taxes
Income from Discontinued Operations — Call Box
(in thousands except change)

	Years Ended January 31,		Year over Year
	2009	2008	% Change
Revenues	$3,680	$11,109	(67%)

Income from discontinued operations:
Gain on sale, net of income taxes of $192	$298	$—	100%
Income from discontinued operations, before taxes	1,148	3,559	(68%)
Income tax expense	(450)	(1,394)	(68%)

Total income from discontinued operations	$996	$2,165	(54%)

     The sale of the Call Box business was completed on July 10, 2008, which resulted in a pre-tax gain of $490,000. The Call Box business experienced a decline in revenues and income for the fiscal year ended January 31, 2009 as compared to the prior fiscal year due to the completion of non-recurring contracts to upgrade emergency call boxes from analog to digital. Additionally, the Call Box business was only operated for five months during fiscal 2009. The Company historically allocated certain fixed manufacturing costs, indirect engineering costs, and corporate overhead based upon analysis of actual percentage share of Company costs and expenses to each of its three businesses. The ChargeSource® business now reflects allocations of the amounts previously allocated to the Call Box business segment.
Income from Discontinued Operations — Wireless Test Solutions
(in thousands except change)

	Years Ended January 31,		Year over Year
	2009	2008	% Change
Revenues	$13,628	$6,657	105%

Income (loss) from discontinued operations:
Gain on sale, net of income taxes of $2,309	$3,582	$—	100%
Income (loss) from discontinued operations, before taxes	1,079	(3,260)	133%
Income tax (expense) benefit	(423)	1,277	(133%)

Total income (loss) from discontinued operations	$4,238	$(1,983)	314%

     The sale of the wireless test solutions business was completed on January 6, 2009, which resulted in a pre-tax gain of $5.9 million. The wireless test solutions business experienced an increase in revenues and income for the fiscal year ended January 31, 2009 as compared to the prior fiscal year due to the delivery on a large AT&T order for 41 Symphony™ Multi units. The revenue recognized on that single order totaled $8.2 million, net of revenue sharing of $1.9 million. This excludes amounts that were deferred relating to post-contract support and warranty.
Liquidity and Capital Resources
     The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$(2,984)	$(3,404)
Investing activities	117	1,728
Financing activities	—	(7,673)
Operating Activities
          The cash used in operating activities during fiscal 2009 of $3.0 million relates to our net loss from continuing operations of $9.7 million, offset by cash provided from discontinued operations of $8.9 million. Additionally, accounts receivable and inventory increased by $2.4 million and $2.3 million, respectively, due to increased sales in the current fiscal year. These uses of cash are offset by non-cash depreciation and amortization, inventory reserves, and stock based compensation of $1.0 million, $1.5 million, and $0.2 million, respectively.
     The cash used in operating activities during fiscal 2008 of $3.4 million relates to our net loss from continuing operations of $10.2 million, offset by cash provided from discontinued operations of $3.5 million. Additionally, accounts receivable decreased by $1.9 million during the fiscal year and we incurred $0.9 million and $0.5 million, respectively, in non-cash depreciation and amortization and stock based compensation expense.

Cash Flows from Investing Activities
     During fiscal 2009 we spent $0.5 million in capital equipment purchases, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products. Additionally, pursuant to the terms of the lease of our corporate office, the certificate of deposit which is security for our letter of credit was reduced from $250,000 to $77,000.
     During fiscal 2008 we received $2.0 million in contingent sales consideration and escrow proceeds relating to the fiscal 2006 sale of SwissQual, recorded as cash provided by discontinued operations. Additionally, we received $0.4 million relating primarily to the sale of WTS equipment that had been previously leased, similarly recorded as cash provided by discontinued operations. These cash flows are offset by capital equipment purchases made for the discontinued WTS and Call Box businesses of $125,000. During fiscal 2008, we spent $0.8 million in capital equipment purchases, primarily tooling and other equipment, used by our contract manufacturers for the manufacture of our ChargeSource® products.
Cash Flows from Financing Activities; Credit Facility
     We had no cash flows from financing activities in fiscal 2009.
     During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2009, we repurchased approximately 2.7 million shares for an average price of $8.20 per share. During fiscal 2008, we repurchased approximately 58,000 shares in the open market for a total cost of $0.4 million, or an average price of $6.70 per share. During fiscal 2009 we had no stock repurchases.
     During the first quarter of fiscal 2008, we declared and paid a special dividend of $1 per share of our outstanding common stock for a total payment of $7.4 million. During fiscal 2009, no dividends were declared or paid.
     We have a letter of credit from U.S. Bank in the amount of $77,000 secured by a certificate of deposit which matures on May 1, 2009, which is reflected as restricted cash on the consolidated balance sheet.
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of April 30, 2009, the Company had not borrowed any amounts under this Loan Agreement.
     We believe that our existing cash and cash equivalent balances, as well as our existing credit facility will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:
•	In the event that any of our significant customers are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the contract manufacturer of our ChargeSource® products become unable to manufacture our products at the level currently anticipated, our operating results and cash flows would be negatively impacted.

     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
Contractual Obligations
     In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2009 (in thousands):

	Payments due by Period
	Less than	1 to 3	3 to 5
	1 year	years	years	More than 5 years	Total
Operating lease obligations	$430	$607	$—	$—	$1,037
Less: sublease income	(184)	(291)	—	—	(475)
Purchase obligations	5,251	—	—	—	5,251

	$5,497	$316	$—	$—	$5,813

     We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2009 totaled $5.3 million.
     In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.6 million relating to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN No. 48”), which we are uncertain as to if or when such amounts may be settled.
     We have entered into severance compensation agreements with several key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately 12 months of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, (“SFAS No. 141R”), “Business Combinations,” which replaces SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the financial nature and effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is prohibited. The impact of SFAS No. 141R will depend upon the nature, terms, and size of any acquisitions the Company consummates after the effective date. We do not expect the adoption of this statement to have material impact on our consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are in the process of evaluating the new disclosure requirements under SFAS No. 161, but do not expect adoption of SFAS No. 161 to have an impact on our consolidated financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of January 31, 2009, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
Lake Forest, California:
We have audited the accompanying consolidated balance sheets of Comarco, Inc. (the “Company”) as of January 31, 2009 and January 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. We have also audited the information in the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Costa Mesa, California
April 28, 2009

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,144	$17,011
Short-term investments	—	336
Accounts receivable, net of reserves of $14 and $0	4,145	1,746
Inventory, net of reserves of $1,488 and $19	1,232	439
Other current assets	691	682
Current assets of discontinued operations	—	7,061

Total current assets	20,212	27,275
Property and equipment, net	1,279	2,225
Restricted cash	77	250
Non-current assets of discontinued operations	—	2,831

Total assets	$21,568	$32,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,501	$651
Deferred revenue	77	43
Deferred compensation	—	336
Accrued liabilities	3,092	3,783
Current liabilities of discontinued operations	—	4,739

Total current liabilities	4,670	9,552
Tax liability: FIN 48	86	86
Deferred rent	182	573
Deferred revenue, net of current portion	9	3
Non-current liabilities of discontinued operations	—	1,552

Total liabilities	4,947	11,766

Commitments, Contingencies, and Subsequent Events

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2009 and 2008, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 shares issued and outstanding at January 31, 2009 and 2008, respectively	733	733
Additional paid-in capital	14,705	14,434
Retained earnings	1,183	5,648

Total stockholders’ equity	16,621	20,815

Total liabilities and stockholders’ equity	$21,568	$32,581

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2009	2008
Revenue	$13,521	$5,434
Cost of revenue	15,089	7,602

Gross loss	(1,568)	(2,168)

Selling, general, and administrative expenses	8,776	6,905
Engineering and support expenses	2,843	2,642

	11,619	9,547

Operating loss	(13,187)	(11,715)
Other income, net	113	842

Loss from continuing operations before income taxes	(13,074)	(10,873)
Income tax benefit	3,375	707

Net loss from continuing operations	(9,699)	(10,166)
Income from discontinued operations, net of income taxes	5,234	182

Net loss	$(4,465)	$(9,984)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(1.32)	$(1.38)
Net income from discontinued operations	0.71	0.02

	$(0.61)	$(1.36)

Weighted average common shares outstanding:
Basic	7,327	7,338

Diluted	7,327	7,338

Common shares outstanding	7,327	7,327

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance at January 31, 2007, 7,371,637 shares	$737	$14,163	$23,089	$37,989
Net loss	—	—	(9,984)	(9,984)
Exercise of stock options, 12,671 shares (2,671 represent net exercises of 16,125 options)	1	83	—	84
Special cash dividend, $1 per share of common stock outstanding	—	—	(7,371)	(7,371)
Purchase and retirement of common stock, 57,637 shares	(5)	(381)	—	(386)
Stock based compensation expense	—	569	—	569
Cumulative effect of accounting change: adoption of FIN 48	—	—	(86)	(86)

Balance at January 31, 2008, 7,326,671 shares	733	14,434	5,648	20,815
Net loss	—	—	(4,465)	(4,465)
Stock based compensation expense	—	271	—	271

Balance at January 31, 2009, 7,326,671 shares	$733	$14,705	$1,183	$16,621

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,699)	$(10,166)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	978	920
Loss (gain) on sale/retirement of property and equipment	24	(6)
Stock based compensation expense	240	527
Deferred income taxes	—	(59)
Provision for doubtful accounts receivable	14	—
Provision for obsolete inventory	1,469	10
Changes in operating assets and liabilities:
Accounts receivable	(2,413)	1,872
Inventory	(2,262)	(371)
Other assets	(9)	(337)
Accounts payable	850	155
Deferred revenue	43	(67)
Deferred rent	(391)	(194)
Accrued liabilities	(691)	829

Net cash used in continuing operating activities	(11,847)	(6,887)
Net cash provided by discontinued operating activities	8,863	3,483

Net cash used in operating activities	(2,984)	(3,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	40	—
Purchases of property and equipment	(492)	(752)
Decrease in restricted cash	173	250

Net cash used in continuing investing activities	(279)	(502)
Net cash provided by discontinued investing activities	396	2,230

Net cash provided by investing activities	117	1,728

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	84
Dividends paid	—	(7,371)
Purchase and retirement of common stock	—	(386)

Net cash used in financing activities	—	(7,673)

Net decrease in cash and cash equivalents	(2,867)	(9,349)
Cash and cash equivalents, beginning of year	17,011	26,360

Cash and cash equivalents, end of year	$14,144	$17,011

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$7

Cash paid for income taxes, net of refunds	$19	$532

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of standalone mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits have been eliminated.
Future operations, Liquidity and Capital Resources
     The Company’s remaining operations, its ChargeSource® business, has experienced substantial pre-tax losses from operations for fiscal 2009 and 2008 totaling $13.2 million and $11.7 million, respectively. Further, the Company has not generated a positive gross margin on the sale of its ChargeSource® products during these periods. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its recently negotiated Strategic Product Development and Supply Agreement with Targus Group International, Inc. (see Note 18). Further, the Company must successfully reduce its unit costs with its third party contract manufacturers, for which negotiations are currently in process. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     The Company has working capital totaling $15.5 million at January 31, 2009. Further, subsequent to January 31, 2009, the Company successfully negotiated a $5.0 million line of credit with Silicon Valley Bank (Note 18). Management of the Company believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for at least the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. The current U.S. capital markets are illiquid and the availability of funds is sparse. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the years reported. Actual results could materially differ from those estimates.
     Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, valuation allowances for deferred tax assets, and determination of stock-based compensation.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
     Revenue from product sales is recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is probable. Generally, the Company’s products are shipped FOB named point of shipment, whether it is Lake Forest, the Company’s corporate headquarters, or China, the shipping point for the Company’s contract manufacturers.
Cash and Cash Equivalents
     All highly liquid investments with remaining maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the consolidated financial statements. Cash and cash equivalents are generally maintained in uninsured accounts.
Short-Term Investments
     Short-term investments consist of balances maintained in a non-qualified deferred compensation plan funded by Company executives and directors. These investments are tradable at the discretion of the funding executives and directors, and are subject to claims by the Company’s general creditors. Accordingly, these investments are classified as trading securities. Trading securities are recorded at market value based on current market quotes and totaled $0 and $0.3 million as of January 31, 2009 and 2008, respectively. Unrealized holding losses on these short-term investments recorded for the years ended January 31, 2009 and 2008 were $0 and $32,000, respectively, and are reflected as adjustments to both short-term investments and the deferred compensation liability.
     In November 2008, the Company’s Board of Directors executed a Unanimous Written Consent to terminate the Comarco, Inc. Deferred Compensation Plan, in conjunction with management’s recommendation based upon the termination of employment of the final participant of the plan.
Inventory
     Inventory is valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) or market value.
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized; maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is calculated on a straight-line basis over the expected useful lives of the property and equipment. The expected useful lives of office furnishings and fixtures are five to seven years, and of equipment and purchased software are two to five years. The expected useful life of leasehold improvements, which is included in office furnishings and fixtures, is the lessor of the term of the lease or five years.
Research and Development Costs
     Research and development costs are charged to expense as incurred and are included in engineering and support costs. During fiscal 2009 and 2008, the Company incurred approximately $2.8 million and $2.6 million in research and development expense.
Long-Lived Assets
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairments were identified during the year ended January 31, 2009.
     Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
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
     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. The Company continues to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards, temporary differences and future tax deductions resulting from certain types of stock option exercises. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2009.
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”) on February 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.
     During fiscal 2009, the Company recorded a net loss of $4.5 million and did not record any income tax benefit on a consolidated basis. The Company recorded income tax expense of $3.4 million to its discontinued operations and income tax benefit of $3.4 million to its continuing operations. The net deferred tax asset of $8.8 million, $2.0 million of which relates to net operating losses created in fiscal 2009, at January 31, 2009 continues to be fully reserved.
     During fiscal 2008, the Company recorded a net loss of $10.0 million and recorded a net income tax benefit of $0.6 million on a consolidated basis. The Company recorded income tax expense of $0.1 million to its discontinued operations and income tax benefit of $0.7 million to its continuing operations. The net deferred tax asset of $7.7 million, $2.7 million of which relates to net operating losses created in fiscal 2008, at January 31, 2008 was fully reserved.
Warranty Costs
     The Company provides limited warranties for ChargeSource® products for a period generally not to exceed 15 months. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with the Company’s actual claims experience. Should actual warranty claim rates differ from the Company’s estimates, revisions to the liability would be required.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Minority Interest
     The Company had a subsidiary stock option plan whereby officers and employees of CWT may be granted options to purchase common stock of CWT. In November 2008, the Company’s Board of Directors terminated the CWT stock option plan in conjunction with management’s recommendation based upon the inactivity of the plan and management’s intent to cease granting options under the subsidiary plan. During fiscal 2009 and 2008 no options were granted under the subsidiary option plan. During fiscal 2009 and 2008 no options were exercised and, accordingly, no minority interest in earnings was recorded in those years.
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
Earnings (Loss) Per Common Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for the Company consists solely of stock options. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock options outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 14).
Stock-Based Compensation
     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.
     The Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.
     During fiscal 2009, the Company granted 813,500 stock options. The fair value of 307,400 of those options, which have performance based vesting tied to the Company’s stock price, was calculated using a Lattice Binomial model. The remaining 506,100 options granted during fiscal 2009 and all of the options granted during fiscal 2008 were valued using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Both the Lattice Binomial and Black-Scholes valuation model require the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The compensation expense recognized under SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Years Ended
	January 31,
	2009	2008
Total compensation expense relating to SFAS 123R	$271,000	$569,000
Less: amounts reflected in discontinued operations	(31,000)	(42,000)

Compensation expense relating to SFAS 123R from continuing operations	240,000	527,000

Impact on basic and diluted earnings per share	$(0.03)	$(0.07)
     The total compensation cost related to nonvested awards not yet recognized is approximately $0.8 million, which will be expensed over a weighted average remaining life of 38.3 months.
     The per share weighted-average fair value of employee and director stock options granted during the years ended January 31, 2009 and 2008 was $0.61 and $2.87, respectively, on the date of grant using the following weighted-average assumptions:

	Years Ended
	January 31,
	2009	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	49.0%	40.1%
Weighted average risk-free interest rate	3.0%	4.8%
Expected life (in years)	6.2	5.8
Expected forfeitures	10.6%	10.6%
Fair Value of Financial Instruments
     The fair value of financial assets, liabilities, and other assets are estimated to be equal to their carrying amounts.
3. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, (“SFAS No. 141R”), “Business Combinations,” which replaces SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the financial nature and effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of SFAS No. 141R is prohibited. The impact of SFAS No. 141R will depend upon the nature, terms, and size of any acquisitions the Company consummates after the effective date. The Company does not expect the adoption of this statement to have material impact on its consolidated financial statements.
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding their impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161, but does not expect adoption of SFAS No. 161 to have an impact on its consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4. Adoption of New Accounting Pronouncement
     The Company adopted the provisions of FIN No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” on February 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
     As a result of the adoption of FIN No. 48, the Company recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. As of February 1, 2007, the total amount of unrecognized tax benefit is $0.6 million. If reversed, $86,000 of the decrease in the unrecognized benefit amount would result in a reduction in income tax expense.
     The Company recognizes interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statements of operations. As of January 31, 2009, the Company had accrued approximately $14,000 in interest and penalties, which has been recorded directly to retained earnings in accordance with the adoption of FIN No. 48.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2003 in those jurisdictions where returns have been filed. Due to normal closures of the statute of limitations, the Company anticipates that there is a reasonable possibility that the amount of unrecognized federal tax benefits will decrease by up to $45,000 during fiscal 2010.
5. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $382,000 during the second quarter. In accordance with the provisions of SFAS No. 144, the results of the Call Box business are now presented as discontinued operations for all periods in the consolidated financial statements.
     During the third quarter of fiscal 2009, the Company recorded an additional pre-tax gain on the sale of the Call Box business of $150,000 in conjunction with the execution of a subcontractor agreement that provides for a monthly cash payment of $12,500 to the Company from the buyer of the Call Box business over a 12-month period. Offsetting the gain of $150,000 in the third quarter were additional pre-tax expenses incurred relating to the sale of the business of approximately $68,000. During the fourth quarter of fiscal 2009, the Company incurred pre-tax adjustments reducing the expenses included in the third quarter by $25,000.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Operating results of the Call Box discontinued operations are as follows (in thousands):

	Years Ended January 31,
	2009	2008
Revenues	$3,680	$11,109

Income from discontinued operations:
Gain on sale, net of taxes of $192	$298	$—
Income from discontinued operations, before taxes	1,148	3,559
Income tax expense	(450)	(1,394)

Total income from discontinued operations	$996	$2,165

     Income from discontinued operations consists of direct revenues and direct expenses of the Call Box business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs will be eliminated as a result of the transaction. The Company historically allocated certain fixed manufacturing costs, indirect engineering costs, and corporate overhead based upon analysis of actual percentage shares of Company costs and expenses to each of its three businesses. The remaining ChargeSource® business now reflects allocations of the amounts previously allocated to the Call Box business segment.
     Wireless Test Solutions
     The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc. to sell the WTS business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction closed on January 6, 2009.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights.
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Years Ended January 31,
	2009	2008
Revenues	$13,628	$6,657

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $2,309	$3,582	$—
Income (loss) from discontinued operations, before taxes	1,079	(3,260)
Income tax (expense) benefit	(423)	1,277

Total income (loss) from discontinued operations	$4,238	$(1,983)

6. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations. The customers providing 10 percent or more of the company’s revenue for the years ended January 31, 2009 and 2008 are listed below (in thousands, except percentages).

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended January 31,
	2009		2008

Total revenue	$13,521	100%	$5,434	100%

Customer concentration:
Kensington Technology Group	$981	7%	$4,660	86%
Lenovo Information Products Co., Ltd.	11,033	82%	226	4%

	$12,014	89%	$4,886	90%

     The Company’s revenues by geographic location for the years ended January 31, 2009 and 2008 are listed below (in thousands).

	Years Ended January 31,
	2009	2008
Revenue:
North America	473	3,012
Europe	2,050	2,127
Asia — Pacific	10,998	295

	$13,521	$5,434

     The customers comprising 10 percent or more of the Company’s gross accounts receivable as of January 31, 2009 and 2008 are listed below (in thousands, except percentages).

	January 31,
	2009		2008

Total gross accounts receivable	$4,159	100%	$1,746	100%

Customer concentration:
Kensington Technology Group	—	—	1,209	69%
Lenovo Information Products Co., Ltd.	$3,366	81%	$173	10%
Shengyih Electronics	—	—	270	15%
Trust International BV	606	15%	—	—

	$3,972	96%	$1,652	95%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. The contract manufacturers providing 10 percent or more of the Company’s purchases for the years ended January 31, 2009 and 2008 are listed below (in thousands, except percentages):

	Years Ended January 31,
	2009		2008

Total product costs	$12,119	100%	$4,334	100%

Supplier concentration:
Flextronics Electronics	$10,516	87%	$809	19%
FoxLink International, Inc	1,280	11%	2,169	50%
Shengyih Electronics	—	—	516	12%

	$11,796	98%	$3,494	81%

     Shengyih Electronics has been both a supplier and a customer, as oftentimes we are able to source components locally that we later sell to our contract manufacturers who build the finished goods. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers are excluded from revenue and are recorded as a reduction to cost of revenue.
     At January 31, 2009, approximately $472,000 or 31 percent of the Company’s accounts payable was payable to Flextronics Electronics. At January 31, 2008, approximately $173,000 or 27 percent of the Company’s accounts payable was payable to FoxLink International, Inc.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	January 31,
	2009	2008
Trade accounts receivable	$4,159	$1,746
Less: Allowances for doubtful accounts	(14)	—

	$4,145	$1,746

8. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2009	2008
Raw materials	$290	$387
Finished goods	942	52

	$1,232	$439

     As of January 31, 2009, approximately $186,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China.
9. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 31,
	2009	2008
Office furnishings and fixtures	$1,309	$1,958
Equipment	4,838	4,544
Purchased software	139	139

	6,286	6,641
Less: Accumulated depreciation and amortization	(5,007)	(4,416)

	$1,279	$2,225

     As of January 31, 2009, approximately $519,000 of equipment, primarily tooling and fixtures, was located at various contract manufacturer locations in China.
     During the fourth quarter of fiscal 2009, leasehold improvements with a cost basis of $0.7 million, included in office furnishings and fixtures above, were retired in conjunction with the execution of the sublease agreement with Ascom Inc. (see Note 17).
     Depreciation and amortization expense for fiscal 2009 and 2008 totaled $1.0 million and $0.9 million, respectively.
     During fiscal 2008, nearly fully depreciated property and equipment with a cost basis of $1.8 million was retired in conjunction with fixed asset physical inventory observations.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	January 31,
	2009	2008
Accrued payroll and related expenses	$417	$943
Uninvoiced materials and services received	510	1,173
Accrued legal and professional fees	526	509
Amounts payable to Ascom	903	—
Current portion of deferred rent	109	193
Accrued travel expenses	21	86
Amounts payable to contract manufacturer	290	707
Other	316	172

	$3,092	$3,783

     The amounts payable to Ascom at January 31, 2009 represent Comarco collections of accounts receivable balances sold to Ascom offset by payments made on behalf of Ascom for trade payables assumed in conjunction with the sale of WTS.
11. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. These amounts are recorded in short-term and long-term deferred revenue in the consolidated balance sheet based upon the remaining term of the warranty commitment made at the time of sale. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2009	2008
Beginning balance	$46	$112
Accruals for warranties issued during the period	146	55
Utilization	(106)	(121)

	$86	$46

12. Income Taxes
     Income tax benefit on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2009	2008
Federal:
Current	$—	$(550)
Deferred	—	(53)
State:
Current	—	19
Deferred	—	(6)
Foreign:
Current	—	—

	$—	$(590)

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2009		2008
		Percent		Percent
	Amount	Pretax Income	Amount	Pretax Income
Loss from continuing operations before income taxes and discontinued operations	$(13,074)	100%	$(10,873)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$(4,445)	(34.0%)	$(3,697)	(34.0%)
State tax, net of federal benefit	(562)	(4.3)	(468)	(4.3)
Research and MIC credits	(376)	(2.9)	(104)	(1.0)
Change in valuation allowance	1,107	8.5	3,389	31.2
Permanent differences	89	0.7	101	1.0
Return to provision adjustments	—	—	93	0.9
Eliminate deferred tax liability	—	—	(59)	(0.6)
Additional tax gain on sale of WTS	685	5.2	—	—
Other, net	127	1.0	38	0.3

Income tax benefit	$(3,375)	(25.8%)	$(707)	(6.5%)

     The total income tax expense (benefit) recorded for the years ended January 31, 2009 and 2008 was as follows (in thousands):

	January 31,
	2009	2008
Tax benefit from continuing operations	$(3,375)	$(707)
Tax expense from discontinued operations	3,375	117

	$—	$(590)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2009 and 2008 are as follows (in thousands):

	January 31,
	2009	2008
Deferred tax assets:
Accounts receivable	$8	$19
Inventory	630	464
Property and equipment, principally due to differing depreciation methods	290	231
Employee benefits, principally due to accrual for financial reporting purposes	130	531
Accrued liabilities for financial reporting purposes	167	259
Net research and manufacturer investment credit carryforwards	1,946	1,583
Net operating losses	4,719	2,695
AMT credit carryforwards	295	295
Deferred rent	56	63
FAS 123R deferred compensation	534	430
Deferred revenue	34	853
Other	15	294

Total gross deferred tax assets	8,824	7,717
Less: valuation allowance	(8,824)	(7,717)

Net deferred tax assets	$—	$—

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has federal and state research and experimentation credit carryforwards of $1.2 million and $1.5 million, which expire through 2029 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $60,000, which expires through 2010. The Company has a net operating loss carryforward of $12.1 million for federal and $13.8 million for state, which expire through 2029 and 2019, respectively.
     In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was an $8.8 million valuation allowance for deferred tax assets as of January 31, 2009, an increase of $1.1 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets.
     A reconciliation of the beginning balance of the Company’s unrecognized tax benefits at the adoption of FIN 48 and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefits
Balance at February 1, 2008	$592
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	—

Balance at January 31, 2009	$592

     The unrecognized tax benefits recorded above, if reversed, would result in a $72,000 decrease in income tax expense. The remaining $520,000 of unrecognized tax benefits, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. Due to normal closures of the statute of limitations, there is a reasonable possibility that the Company may record up to $45,000 in decreases in income tax expense within the next twelve months.
13. Stock Compensation
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
     The director stock-based compensation plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. During December 2005, the Board of Directors approved and adopted a new equity incentive plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 shares to 1,100,000 shares.
     Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards. Under all plans, the options are exercisable in installments determined by the compensation committee of the Company’s Board of Directors unless vesting occurs based on achievement of performance measures, as defined. The options granted under the Director Plan and the Employee Plan expire as determined by the Compensation Committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2005 Plan expire as determined by the Compensation Committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Transactions and other information relating to these plans for the years ended January 31, 2009 and 2008 are summarized below:

	Outstanding Options
		Weighted-	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(In thousands)
Balance, January 31, 2007	985,770	$12.18	$41
Options granted	92,500	6.27
Options canceled or expired	(210,145)	12.51
Options exercised	(26,125)	7.74

Balance, January 31, 2008	842,000	11.59	$—
Options granted	813,500	1.29
Options canceled or expired	(471,500)	12.02
Options exercised	—	—

Balance, January 31, 2009	1,184,000	$4.34	$—

     The following table summarizes information about stock options outstanding at January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 1.09 to 9.89	1,026,000	8.9	$2.61	179,750	$7.69
10.43 to 12.41	72,000	6.1	10.77	57,000	10.86
13.21 to 17.50	30,500	1.8	14.77	30,500	14.77
19.33 to 23.67	55,500	1.3	22.08	55,500	22.08

1.09 to 23.67	1,184,000	8.2 years	4.34	322,750	11.39

     Stock options exercisable at January 31, 2009 and 2008 were 322,750 and 629,250, respectively, at weighted-average exercise prices of $11.39 and $12.63, respectively. Shares available under the plans for future grants at January 31, 2009 and 2008 were 171,000 and 204,500, respectively. As of January 31, 2009, the shares available for future grant under the director stock option plan totaled 625.
14. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for the fiscal years ended January 31, 2009 and 2008, basic and diluted loss per share were the same because the inclusion of 60,045 and 72 potential common shares related to outstanding stock options in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2009	2008
Basic:
Loss from continuing operations	$(9,699)	$(10,166)
Weighted average shares outstanding	7,327	7,338

Basic loss per share from continuing operations	$(1.32)	$(1.38)

Income from discontinued operations	$5,234	$182
Weighted average shares outstanding	7,327	7,338

Basic earnings per share from discontinued operations	$0.71	$0.02

Net loss	$(4,465)	$(9,984)
Weighted average shares outstanding	7,327	7,338

Basic loss per share	$(0.61)	$(1.36)

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended January 31,
	2009	2008
Diluted:
Loss from continuing operations	$(9,699)	$(10,166)
Weighted average shares outstanding	7,327	7,338

Diluted loss per share from continuing operations	(1.32)	(1.38)

Income from discontinued operations	$5,234	$182
Weighted average shares outstanding	7,327	7,338

Diluted earnings per share from discontinued operations	$0.71	$0.02

Net loss	$(4,465)	$(9,984)

Weighted average shares outstanding	7,327	7,338

Effect of dilutive securities — stock options	—	—

Weighted average shares used in calculation of diluted loss per share	7,327	7,338

Diluted loss per share	$(0.61)	$(1.36)

15. Employee Benefit Plans
     The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2009 and 2008 were each approximately $0.4 million. During fiscal 2009 and 2008, the Company made matching contributions of $41,000 and $93,000, respectively, through forfeited matching funds previously contributed to the plan.
     The Company has obligations to match employee contributions made to the Company’s savings and retirement plan. Generally, the Company’s obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If the Company is unable to meet the requisite matching, the Company’s Savings and Retirement Plan may need to be amended.
16. Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities
     In the first quarter of fiscal 2008, 16,125 stock options were exercised as net cashless exercises and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 2,671.
17. Commitments and Contingencies
     Rental commitments under non-cancelable operating leases, principally on the Company’s office space and equipment, were $1.0 million at January 31, 2009, payable as follows (in thousands):

Operating
Leases
Fiscal Year:
2010	$430
2011	386
2012	221

Total minimum lease payments	$1,037

     Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2009 and 2008 was $0.8 million and $0.9 million, respectively.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Operating leases included in the amounts reported above include leases that have been assigned to Case Systems, Inc., the acquirer of the Call Box business. These amounts represent $51,000 and $8,000 of the lease commitments for fiscal 2010 and 2011, respectively.
     Additionally, in conjunction with the sale of WTS, the Company entered into a sublease with Ascom Inc., for the portion of the corporate offices they occupy. This sublease is co-terminous with the Company’s lease, and will offset the operating lease amounts above by $184,000 for each of fiscal 2010 and 2011 and by $107,000 for fiscal 2012.
Purchase Commitments with Suppliers
     The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. The Company’s fixed purchase commitments at January 31, 2009 totaled $5.3 million.
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
Letter of Credit
     In May 2006, the Company obtained a $0.5 million letter of credit from US Bank pursuant to a lease provision for the corporate offices to which the Company relocated on August 28, 2006. On November 6, 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. In the fourth quarter of fiscal 2009, the letter of credit was reduced a final time to $77,000 pursuant to the provisions of the lease. The letter of credit is secured by a certificate of deposit that matures on May 1, 2009, and is reflected as restricted cash on the consolidated balance sheet.
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
     On June 25, 2008, the parties jointly requested that the U.S. District Court for the Eastern District of Texas (the “Texas Court”) transfer the lawsuit to the U.S. District Court for the District of Arizona, the court in which the parties’ previous patent infringement lawsuit had been filed (the “Arizona Court”). The parties’ joint request also

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
sought, following transfer, a stay of proceedings until January 2009 so that the parties could pursue settlement. On June 30, 2008, the Texas Court granted the parties’ joint request for transfer, transferring the lawsuit to the Arizona Court under the terms and conditions requested, including the stay. The parties have not reached a settlement and the stay has been lifted. The parties are proceeding with discovery. No trial date has been set.
     On November 30, 2007, SwissQual AG (“SwissQual”) filed a lawsuit against CWT alleging fraud, intentional interference with prospective economic advantage, breach of contract, trademark infringement, unfair competition, trade secret misappropriation, and seeking declaratory relief relating to the Distribution and Sales Agreement dated December 15, 2005 between the parties. On November 26, 2008, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with SwissQual pursuant to which the parties agreed to dismiss their respective claims and counterclaims against each other. Among other terms, the Settlement Agreement contains general releases between the parties. As a result, this lawsuit has been dismissed with prejudice.
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
18. Subsequent Events
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the line of credit. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of April 30, 2009, the Company had not borrowed any amounts under this Loan Agreement.
     On March 16, 2009, the Company entered into a Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc. (“Targus”).
     Under the Targus Agreement, Comarco will sell certain current and future mobile power supply products exclusively to Targus, and Targus will purchase such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement does not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to original equipment manufacturers that sell such products under their own name as long as such products do not incorporate any intellectual property of Targus.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports that we file or submit with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report on Form 10-K. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     During the fourth quarter of the fiscal year ended January 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management, and other personnel. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly and in accordance with accounting principles generally accepted in the United States of America, that disclosures are adequate, and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2009.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The information required by this Item 10 will be included in the Company’s definitive proxy statement for its fiscal 2009 annual meeting of shareholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Board Meetings and Committees,” and “Audit and Finance Committee Report,” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 will be included in the Company’s definitive proxy statement for its fiscal 2009 annual meeting of shareholders under the captions “Executive Compensation” and “Corporate Governance—Non-Employee Director Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 will be included in the Company’s definitive proxy statement for its fiscal 2009 annual meeting of shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 will be included in the Company’s definitive proxy statement for its fiscal 2009 annual meeting of shareholders under the caption “Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 will be included in the Company’s definitive proxy statement for its fiscal 2009 annual meeting of shareholders under the captions “Board Meetings and Committees” and “Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2009,” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements (See Item 8)
2.	Financial Statement Schedule:
     The following additional information for the years ended January 31, 2009 and 2008 is submitted herewith:
     II Valuation and Qualifying Accounts
     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.
3.	Exhibits

Plan of Disposition

2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Case Systems, Inc., and Sebastian Gutierrez, dated as of July 10, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.01 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008.

2.2	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, and Ascom Inc., dated as of September 26, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

Articles of Incorporation; Bylaws

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from Exhibit 3.1 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The Restated By-Laws are incorporated herein by reference from Exhibit 3.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2009.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

Material Contracts

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form
S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Daniel R. Lutz is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.7	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and John McMunn is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.8	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.9	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference from Exhibit 10.14 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.10	Separation and Release Agreement, dated March 23, 2008, between the Company and Thomas A. Franza is incorporated herein by reference from Exhibit 10.15 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.11	Management Agreement, dated May 21, 2008, between the Company and Samuel M. Inman III is incorporated herein by reference from Exhibit 10.16 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008. *

10.12	Management Agreement, dated May 21, 2008, between the Company and Winston Hickman is incorporated herein by reference from Exhibit 10.17 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008. *

10.13	Escrow Agreement, dated January 6, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc., and U.S. Bank National Association is incorporated herein by reference from Exhibit 99.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2009.

10.14	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.15	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. **

Other Exhibits

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

COMARCO, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2009.

COMARCO, INC.
/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL M. INMAN, III Samuel M. Inman, III	President and Chief Executive Officer (Principal Executive Officer), Director	May 1, 2009

/s/ WINSTON E. HICKMAN Winston E. Hickman	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2009

/s/ ROBERT J. MAJTELES Robert J. Majteles	Chairman of the Board, Director	May 1, 2009

/s/ RICHARD T. LEBUHN Richard T. LeBuhn	Director	May 1, 2009

/s/ GERALD D. GRIFFIN Gerald D. Griffin	Director	May 1, 2009

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	May 1, 2009

Robert W. Sundius, Jr.	Director

COMARCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 31, 2009
(In thousands)

		Charged to
	Balance at	Cost and
	Beginning of	Expense		Other Changes	Balance at
	Year	(Recovery)	Deductions	Add (Deduct)	End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):

Year ended January 31, 2009	$—	$14	$—	$—	$14

Year ended January 31, 2008	$—	$—	$—	$—	$—

Allowance for deferred tax assets:

Year ended January 31, 2009	$7,717	$—	$—	$1,107	$8,824

Year ended January 31, 2008	$4,330	$(59)	$—	$3,446	$7,717

INDEX TO EXHIBITS

Exhibit	Description

2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Case Systems, Inc., and Sebastian Gutierrez, dated as of July 10, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.01 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008.

2.2	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, and Ascom Inc., dated as of September 26, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from Exhibit 3.1 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The Restated By-Laws are incorporated herein by reference from Exhibit 3.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2009.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Daniel R. Lutz is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

Exhibit	Description

10.7	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and John McMunn is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.8	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.9	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference from Exhibit 10.14 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.10	Separation and Release Agreement, dated March 23, 2008, between the Company and Thomas A. Franza is incorporated herein by reference from Exhibit 10.15 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.11	Management Agreement, dated May 21, 2008, between the Company and Samuel M. Inman III is incorporated herein by reference from Exhibit 10.16 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008. *

10.12	Management Agreement, dated May 21, 2008, between the Company and Winston Hickman is incorporated herein by reference from Exhibit 10.17 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2008. *

10.13	Escrow Agreement, dated January 6, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc., and U.S. Bank National Association is incorporated herein by reference from Exhibit 99.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2009.

10.14	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.15	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. **

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.