Form 10-K/A
period 2009-01-31
COMARCO INC
filed 2009-06-01
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $23 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market on such date.
The number of shares of the registrant’s common stock outstanding as of May 26, 2009 was 7,326,671.
Documents incorporated by reference:
None.

COMARCO, INC.
FORM 10-K/A
Amendment No. 1
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009
EXPLANATORY NOTE
     Comarco, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended January 31, 2009 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended January 31, 2009, and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the May 1, 2009 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
     The following table sets forth biographical information concerning each of the directors.

			Year First
			Elected	Other Public Company
Name	Age	Principal Position	Director	Directorships
Robert J. Majteles	44	Chairman of the Board	2008	Macrovision Solutions Corporation; U.S. Auto Parts Network, Inc.; Unify Corporation; Adept Technology, Inc.
Gerald D. Griffin	74	Director	1986	None
Jeffrey R. Hultman	69	Director	2000	None
Samuel M. Inman, III	58	Director and President and Chief Executive Officer	2007	None
Richard T. LeBuhn	44	Director	2008	None
Robert W. Sundius, Jr.	53	Director	2008	None
     Mr. Majteles was appointed to the board on June 25, 2008, and became Chairman of the Board on December 16, 2008. Mr. Majteles is the managing partner of Treehouse Capital, LLC (“Treehouse”), an investment firm. In addition, Mr. Majteles is a Lecturer at the Haas School of Business and the Boalt Hall School of Law at the University of California, Berkeley. Mr. Majteles holds a B.A. from Columbia University and a J.D. from Stanford University. Special Situations Fund III, L.P., Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., and Special Situations Fund, L.P. have entered into an agreement with Mr. Majteles and Treehouse pursuant to which Treehouse, through Mr. Majteles, provides certain advisory services for the funds on request. If Mr. Majteles’ services are requested by the funds with respect to a particular portfolio investment, Treehouse is entitled to 10% of the funds’ net gain (as defined in the agreement) or net loss (as defined in the agreement) on the investment during the term of the agreement, offset by certain fees that may be paid by the portfolio company to Treehouse or Mr. Majteles directly. Under the agreement, Mr. Majteles is required to act independently of the funds in discharging his fiduciary duties to shareholders of any company for which he serves as a member of the board of directors and also is obligated not to disclose to the funds or use for his own benefit any confidential information he obtains in connection with his service for a particular portfolio company. Mr. Majteles does not have or share voting or dispositive power over any securities held by the funds. Mr. Majteles has agreed to serve as a member of our Board of Directors pursuant to this agreement.
     Mr. Griffin has been an executive consultant in the fields of executive search, aerospace, and finance since 1992. From 1988 to 1992, Mr. Griffin was Managing Director of the Houston office of Korn/Ferry International. From 1988 to 1998, Mr. Griffin was the non-executive Chairman of the Board of Comarco, Inc. From 1986 to 1988, he was President and Chief Executive Officer of the Greater Houston Chamber of Commerce. From 1982 to 1986, Mr. Griffin was Director of the NASA Johnson Space Center in Houston, Texas. In 1998, Mr. Griffin was a founding director of Bank of the Hills, N.A., which in 2006 became a branch of Sterling Bank, and he continues to serve as a director of the branch board. Mr. Griffin also serves on the advisory board of MEI Technologies, Inc., a Houston-based aerospace company, and as an advisor to Astrolabe Ventures, a Palo Alto/Paris-based venture capital firm. Mr. Griffin holds a B.S. in Aeronautical Engineering from Texas A&M University.
     Mr. Hultman is currently the Chief Executive Officer of Energy King, Inc., a provider of residential heating, venting, and air conditioning system services, a position he has held since May 2008. He was the Chief Executive Officer and a Director of IPTV, Inc., a video internet commerce company, from October 2007 to March 2008. He was the Chief Executive Officer and a Director of Siena Technologies, Inc., a company that designs and installs specialty communication systems, from March 2005 to May 2007. From November 2002 to May 2004, Mr. Hultman was CEO of EdgeFocus, Inc., a high-speed wireless internet company. From 1998 to March 2002, Mr. Hultman was a partner in Big Bear Sports Ranch, a sports summer camp for school-age children. From 1991 through 1997, he was Chief Executive Officer of Dial Page, Inc., a provider of wireless telecommunications throughout the Southeastern United States. From 1987 through 1991, he was Chief Executive Officer of PacTel Cellular. Prior to 1987, Mr. Hultman was an executive with Pacific Bell. Mr. Hultman holds a B.S. in Agricultural Economics and an M.S. in Business Management from the University of California, Davis.
     Mr. Inman was appointed interim President and Chief Executive Officer on March 10, 2008 and on July 3, 2008 the Board of Directors acted to remove the “interim” designation and confirmed his appointment as President and Chief Executive Officer. Mr. Inman has served as director of several private technology companies since June 2006. He was Executive Chairman of Think Outside (a developer and marketer of foldable keyboards) from April 2003 until its sale to Mobility, Inc. in June 2006. From June 1998 until its sale to Sanmina, SCI in July 2002 (and until December 2002 as a consultant to Sanmina), Mr. Inman was Co-Chief Executive Officer and Chairman of the Board of Advisors of Viking Components, Inc. (a designer and manufacturer of memory modules). From January 1996 to January 1998, he was President and Chief Executive Officer, and from April 1995 through December 1995, he was President and Chief Operating Officer, of Centura Software Corporation (formerly Gupta Corporation) (a provider of secure databases and development solutions). From May 1993 to June 1994, Mr. Inman was President of Ingram Micro (a wholesale distributor of technology products and services). From 1972 through September 1993, Mr. Inman held various positions with International Business Machines (IBM), ending as President of IBM PC Company, Americas from July 1992 to September 1993. Mr. Inman holds a B.S. in Mathematics from Purdue University and an Executive Program Certification—Director Training from the Anderson School of Management at the University of California, Los Angeles.
     Mr. LeBuhn has served as Senior Vice President at Broadwood Capital, Inc., a private investment company, since June 2006. Previously, Mr. LeBuhn was a Principal at Broadfield Capital Management, LLC, an investment advisory services firm, from May 2005 to June 2006 and a Vice President at Derchin Management, another management services firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded an investment analysis and financial advisory firm and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn holds a B.A. from St. Lawrence University and an MBA in Finance from Columbia University Graduate School of Business.
     Mr. Sundius has served as crisis manager for various public and private companies facing challenges associated with growth, acquisitions and divestitures, and financial restructurings, since 1996. From October 2007 through May 2008, Mr. Sundius was a Senior Vice President & Managing Director of Buccino & Associates, Inc., a financial and strategic advisory firm. From July 2002 to April 2004, Mr. Sundius was Chief Financial Officer of Cornerstone Propane Partners, L.P., a public company, and associated with the Everett & Solsvig, Inc., a consulting firm retained by Cornerstone’s managing general partner. Mr. Sundius participated in negotiating a standalone plan of reorganization (on June 3, 2004, Cornerstone filed a petition pursuant to Chapter 11 in SDNY No. 04-13856 (RDD)). From August 2000 to January 2001, Mr. Sundius was the Chief Financial Officer of Family Golf Centers, Inc., debtors-in-possession (SDNY Case Nos. 00-41065 through 00-41196 (SMB)), a public company. Subsequent to January 2001 and through December 2004, Mr. Sundius worked as a financial advisor to the Family Golf estates. From July 2000 through August 2001, Mr. Sundius was a Director with Zolfo Cooper, LLC, a business advisory and interim management firm. From 1991 to 1996, Mr. Sundius was a corporate finance executive with The Thomson Corporation and was responsible for the Information Publishing Group’s strategic plan and budget, acquisition programs, and senior executive incentive plans. Earlier in his career, from 1984 to 1989, Mr. Sundius held various accounting, finance, and corporate development positions at The Dun & Bradstreet Corporation. Mr. Sundius began his career with Price Waterhouse & Co., from 1978 to 1984. Mr. Sundius has a B.A. from Queens College of the City University of New York, and he is a Certified Public Accountant.

Executive Officers
     The following table sets forth information as of the date of this amendment concerning the executive officers of the Company (other than Mr. Inman, whose biographical information appears in the table under the Directors section above) and its principal subsidiary, Comarco Wireless Technologies, Inc.

Name	Age	Position
Winston E. Hickman	66	Vice President and Chief Financial Officer
Thomas W. Lanni	56	Vice President and Chief Technology Officer
Donald L. McKeefery	47	Vice President — Manufacturing & Operations
Fredrik L. Torstensson	39	Vice President of Sales and Marketing
     Mr. Hickman was appointed interim Chief Financial Officer on March 23, 2008 and on July 3, 2008, the Board of Directors acted to remove the “interim” designation and confirmed his appointment as Vice President and Chief Financial Officer. Mr. Hickman has served and continues to serve as director of SRS Labs, Inc., a company that develops and licenses audio enhancement, voice processing, and surround sound technology solutions, a position he has held since June 2003. Mr. Hickman served as Executive Vice President and Chief Financial Officer of Ashworth, Inc., a designer of golf-inspired lifestyle sportswear, from February 2006 to November 2006. He was Executive Vice President and Chief Financial Officer of REMEC, Inc., a manufacturer of components and subsystems for wireless communications, from November 2003 to September 2005. Mr. Hickman served as Chief Financial Officer and a member of the Board at Paradigm Wireless System, Inc. from May 2000 to November 2003. (Paradigm was acquired by REMEC in November 2003.) He also served as Senior Vice President and Chief Financial Officer for Pacific Scientific from 1997 to 1998. He held the position of Vice President of Finance at Allied Signal, an aerospace, automotive, and engineering company that has since merged with Honeywell, and Rockwell International, a former defense company that has since been spun off into several separate companies. Mr. Hickman worked for these companies during the period from 1971 to 1992.
     Mr. Lanni joined the Company in 1994 as General Manager for the ChargeSource Division. In February 2004 he became Vice President and Chief Technology Officer. Mr. Lanni has more than 26 years experience in the technology of power systems. From 1992 to 1994, he was President of Power Conversion Technologies, Inc. (PCTI), a company that provides advanced power electronics solutions to military and commercial industrial customers. From 1987 to 1992, he was Vice President of Engineering at Bruno New York Industries, Inc., a military weaponry specialist firm. From 1982 to 1987, he was Engineering Group Leader at Aerospace Avionics, Inc., a company whose various manufacturing activities are carried out through its Aerospace, Specialty Engineering, Medical, and Detection divisions.
     Mr. McKeefery joined the Company in February 2005 as Director of Operations for the Wireless Test Solutions and Call Box Divisions, and was promoted to Vice President — Manufacturing & Operations in May 2008. From August 1997 to February 2005, Mr. McKeefery held various management positions with Western Digital Corporation, a company that designs, manufactures, and sells hard drives for the computer and consumer industries. From January 1996 to August 1997, he was the North American Service Manager for EDAP Technomed, Inc. (now EDAP TMS S.A.), a company that designs, manufactures, and sells minimally invasive medical devices for the treatment of urological diseases to hospitals, clinics and private practices. From 1989 to 1996, he held various and progressive positions in the manufacturing division of Beckman Instruments, Inc. (now Beckman Coulter, Inc.), a leading provider of clinical and biomedical devices.
     Mr. Torstensson joined the Company as Vice President of Sales and Marketing in July 2003. Mr. Torstensson has more than 15 years of experience in international sales and marketing, product management, and executive management. From August 2002 to July 2003, he was Vice President of International Sales and Marketing at Kyocera Wireless. From 1999 to August 2003, he was General Manager for North America and Executive Vice President of Sales and Marketing for OZ Communication, a mobile applications development company. Prior to this position, from 1996 to 1999, he was the Director of Business Development with Ericsson, Inc., a provider of telecommunication and data communication systems.

     There are no family relationships among any of the Company’s executive officers and directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Pursuant to Section 16(a) of the Exchange Act and the rules issued thereunder, the Company’s executive officers, directors, and persons that own more than 10 percent of the Company’s common stock are required to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of common stock and furnish the Company copies of all such reports. The Company believes that during the fiscal year ended January 31, 2009, its executive officers, directors, and persons that owned more than 10 percent of the Company’s common stock complied with the Section 16(a) reporting requirements on a timely basis, based on the reports received by the Company or written certifications received by the Company from its executive officers and directors.
Corporate Governance
Code of Ethics
     The Audit and Finance Committee has adopted a Code of Ethics for Senior Financial Officers to promote and provide for the honest and ethical conduct by the Company’s Senior Financial Officers, as well as for full, fair, accurate, and timely financial management and reporting. The Company’s Senior Financial Officers include the Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, and Treasurer. The Company expects all of these financial officers to act in accordance with the highest standards of professional integrity, to provide full and accurate disclosure in reports and other documents filed with the SEC and other regulators and in any public communications, to comply with all applicable laws, rules, and regulations, and to deter wrongdoing. The Company has also adopted the Director Code of Ethics and Standards of Business Conduct for all employees. Complete copies of the Code of Ethics for Senior Financial Officers, the Director Code of Ethics, and the employee Standard of Business Conduct Policy are available on the Company’s website at www.comarco.com. The Company will provide copies of any of these documents to any person, without charge, upon receipt of a request addressed to the Corporate Secretary at Comarco, Inc., 25541 Commercentre Drive, Suite 250, Lake Forest, CA 92630.
Changes in Procedures for Shareholder Nominations
     As previously disclosed, the Company’s Board of Directors adopted Amended and Restated Bylaws of the Company (the “Restated Bylaws”) on February 18, 2009. Among other things, the Restated Bylaws modified the procedures by which our shareholders may recommend nominees to our Board of Directors. Section 13(a)(ii) of Article III of the Restated Bylaws provides that for nominations to be properly brought before an annual meeting of shareholders by a shareholder, the shareholder must have given timely written notice thereof in proper written form to the Secretary of the Corporation. In order for a shareholder’s written notice to be considered timely, the notice must be received by the Secretary of the Company not less than 45 or more than 75 days prior to the one-year anniversary of the date on which the Company first mailed its proxy materials for the immediately preceding year’s annual meeting of shareholders. Section 13(a)(ii) of Article III of the Restated Bylaws also sets forth the notice period in the event the Company’s annual meeting is convened more than 30 days before, or delayed by more than 30 days after, the one-year anniversary of the immediately preceding annual meeting of shareholders. Section 13(a)(iii) of Article III of the Restated Bylaws sets forth the information requirements that a shareholder must satisfy in order for such shareholder’s notice to be in proper written form in the event a shareholder wishes to nominate a candidate for election as a director. In addition, the Company may require that any proposed nominee furnish to the Company such other information as the Company may reasonably require in order to determine if such proposed nominee is eligible to serve as a director of the Company and to determine whether such proposed nominee qualifies as an “independent director” or an “audit committee financial expert.”

Audit Committee
     The Company has a separately designated standing Audit and Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee and Finance Committee are Gerald D. Griffin (Chairperson), Robert J. Majteles and Jeffrey R. Hultman. The Company’s Board of Directors has determined that each member of the Audit and Finance Committee is independent, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and under Rule 10A-3 promulgated by the SEC. Additionally, the Company’s Board of Directors has determined that Mr. Hultman qualifies as an “audit committee financial expert” as defined under applicable SEC regulations.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     The Summary Compensation Table and the Outstanding Equity Awards at Fiscal 2009 Year-End Table that follow provide compensation information for Samuel M. Inman III, our current President and Chief Executive Officer, Thomas A. Franza, our former President and Chief Executive Officer, and our other two most highly compensated executive officers in fiscal 2009, Winston E. Hickman and Thomas W. Lanni (collectively, the “Named Executive Officers”).
Summary Compensation Table

					Non-Equity
				Option	Incentive Plan	All Other
Name and		Salary		Awards(1)	Compensation(2)	Compensation(3)	Total
Principal Position	Year	($)		($)	($)	($)	($)
Samuel M. Inman(4)	2009	$429,955	(5)	$8,168	$—	$21,147	$459,270
President & Chief Executive Officer
Thomas A Franza (6)	2009	$138,051	(7)	$—	$—	$816,197	$954,248
Former President & Chief Executive Officer	2008	$365,000		$67,921	$—	$47,032	$479,953
Winston E. Hickman(8)	2009	$308,183	(9)	$2,334	$—	$21,372	$331,889
Vice President & Chief Financial Officer
Thomas W. Lanni	2009	$235,000		$2,334	$—	$44,321	$281,655
Vice President &	2008	$222,768		$—	$125,000	$44,037	$391,805
Chief Technology Officer Comarco Wireless Technologies, Inc.

(1)	This column represents the dollar amounts to be recognized for financial statement reporting purposes with respect to fiscal 2009 and 2008 for the fair value of stock options granted to the named executive officers in fiscal 2009 and 2008, in accordance with FAS 123R. The assumptions used in calculating the fair value of these stock options can be found under Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. On November 12, 2008, Messrs. Inman, Hickman and Lanni were granted options under the Company’s 2005 Equity Incentive Plan, as amended (the “2005 Plan”), to purchase 350,000, 100,000 and 100,000 shares, respectively, of the Company’s common stock at an exercise price of $1.09 per share. Such options vest with respect to 15% of the shares underlying the options on each of the first four anniversaries of the grant date and the remaining 40% of the shares underlying the options vest when the daily closing price of the Company’s common stock on The NASDAQ Stock Market is $5.00 or greater for 90 consecutive days, if at all. On June 11, 2007, Mr. Franza was granted an option to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.29 per share. Such option was scheduled to vest with respect to 25% of the shares underlying the option on each of the first four anniversaries of the grant date, however, Mr. Franza’s employment with us ended on March 10, 2008 and the option expired unexercised.

(2)	This column represents cash payments payable to the Named Executive Officers under our Executive Bonus Plan for the fiscal year indicated.

(3)	The amounts reported above under the heading “All Other Compensation” consist of the following:

		All Other Compensation ($)
		Automobile	Insurance	Medical	Tax	401(k)	Termination
Name	Year	Use	Premiums	Expenses	Gross-Ups	Contributions	Payments	Total
Samuel M. Inman, III	2009	$—	$13,647	$5,000	$2,500	$—	$—	$21,147
Thomas A. Franza	2009	$44,509	$6,825	$—	$—	$11,500	$753,363	$816,197
	2008	$12,995	$20,442	$1,563	$782	$11,250	$—	$47,032
Winston E. Hickman	2009	$—	$13,272	$—	$—	$8,100	$—	$21,372
Thomas W. Lanni	2009	$—	$25,321	$5,000	$2,500	$11,500	$—	$44,321
	2008	$—	$25,287	$5,000	$2,500	$11,250	$—	$44,037

“Automobile Use” represents the value of taxable personal use of Company-provided automobiles and, in the case of Mr. Franza, a Company-owned car transferred to Mr. Franza at the time his employment with the Company ended. “Medical Expenses” represents cash payments attributable to reimbursement of out-of-pocket medical expenses. “Tax Gross-Ups” represents cash payments made to reimburse executive officers for taxes imposed on Company reimbursed out-of-pocket medical expenses. “Termination Payments” represents cash payments made to Mr. Franza pursuant to the terms of the separation and release agreement between Mr. Franza and the Company. Mr. Franza’s employment with us ended on March 10, 2008 and he received a separation payment of $669,164 (equal to 22 months compensation at his then base salary rate), as well as an additional lump sum payment of $30,207 (equal to the aggregate premium for his participation in the Company’s health plan for 22 months). Additionally, upon termination Mr. Franza received a payment in the amount of $53,992 representing his accrued vacation balance at the time of his termination.

(4)	Mr. Inman was appointed interim President and Chief Executive Officer in March 2008 and the “interim” designation was removed in July 2008.

(5)	This amount includes $153,954 in management fees paid to Mr. Inman for his services as interim President and Chief Executive Officer from March 10, 2008 through July 3, 2008 pursuant to a management agreement between Mr. Inman and the Company. Mr. Inman became an employee of the Company on July 3, 2008 and began receiving a salary on such date.

(6)	Mr. Franza’s employment with us ended March 10, 2008.

(7)	Includes $82,833 paid to Mr. Franza as a consultant following the cessation of his employment with the Company.

(8)	Mr. Hickman was appointed interim Chief Financial Officer in March 2008 and the “interim” designation was removed in July 2008.

(9)	This amount includes $101,180 in management fees paid to Mr. Hickman for his services as interim Chief Financial Officer from March 23, 2008 through July 3, 2008 pursuant to a management agreement between Mr. Hickman and the Company. Mr. Hickman became an employee of the Company on July 3, 2008 and began receiving a salary on such date.

Outstanding Equity Awards at Fiscal 2009 Year-End Table
     The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended January 31, 2009 to the Named Executive Officers.

	Option Awards
	Number of Securities Underlying			Equity Incentive Plan
	Unexercised Options			Awards: Number of
				Securities Underlying
				Unexercised Unearned	Option
	Exercisable	Unexercisable		Options	Exercise Price	Option Expiration
Name	(#)	(#)		(#)	($)	Date
Samuel M. Inman, III		350,000	(1)		$1.09	11-11-2018
Thomas A. Franza(2)
Winston E. Hickman		100,000	(3)		$1.09	11-11-2018
Thomas W. Lanni	24,000				$23.667	4-12-2010
	10,000				$11.600	11-28-2011
	10,000				$9.890	2-3-2014
	10,000	10,000	(4)		$10.430	6-20-2016
		100,000	(3)		$1.09	11-11-2018

(1)	Of the shares underlying unvested options, 140,000 shares will vest when and if the closing price of the Company’s common stock on The NASDAQ Stock Market is $5.00 or greater for 90 consecutive days and the remaining 210,000 shares will vest ratably over four years on each of November 12, 2009, 2010, 2011, and 2012.

(2)	All of Mr. Franza’s previously outstanding options expired unexercised during fiscal 2009.

(3)	Of the shares underlying unvested options, 40,000 shares will vest when and if the closing price of the Company’s common stock on The NASDAQ Stock Market is $5.00 or greater for 90 consecutive days and the remaining 60,000 shares will vest ratably over four years on each of November 12, 2009, 2010, 2011, and 2012.

(4)	Of the shares underlying unvested options, 5,000 shares will vest on each of June 20, 2009 and 2010.
Non-Qualified Deferred Compensation
     The Comarco, Inc. Deferred Compensation Plan was terminated in November 2008, after the final participant’s employment with the Company ended.
Potential Payments Upon Change of Control
     Pursuant to the terms of the Amended and Restated Severance Compensation Agreement dated as of June 11, 2007, between the Company and Mr. Lanni, if, within 24 months following a “Change in Control” (as defined in the agreement), Mr. Lanni is terminated by us other than for “Cause” (as defined in the agreement) or ceases to be employed by us for reasons other than because of death, disability, retirement, or Cause, or Mr. Lanni terminates his employment with us for “Good Reason” (as defined in the agreement), then he is entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals thereunder. Assuming, hypothetically, that the relevant triggering events took place on January 31, 2009, the last day of fiscal 2009, Mr. Lanni would have been entitled to receive $235,000 under this agreement.
Non-Employee Director Compensation
     Each non-employee director of the Company receives a monthly retainer of $4,000 per month ($48,000 per year) in lieu of all other cash compensation. In addition, upon joining the Company’s Board of Directors in fiscal 2009, each of Messrs. LeBuhn, Majteles and Sundius was granted options to purchase 15,000 shares of the Company’s common stock.

Director Compensation Table
     The following table details the cash retainers and fees, as well as equity compensation in the form of stock options received by our non-employee directors during the fiscal year ended January 31, 2009. In May 2007, the Board of Directors formed an Executive Committee. Compensation for directors on the Executive Committee (Erik H. van der Kaay and Jeffrey R. Hultman) included an additional monthly retainer of $2,000. The Executive Committee was dissolved in March 2008.

	Fees Earned or	Option
	Paid in Cash	Awards(1)	Total
Name	($)	($)	($)
Gerald D. Griffin	$48,000	$—	$48,000
Jeffrey R. Hultman	$52,000	$—	$52,000
Samuel M. Inman, III	$24,000	$—	$24,000
Richard T. LeBuhn (2)	$44,000	$6,281	$50,281
Robert J. Majteles(3)	$32,000	$2,875	$34,875
Robert W. Sundius Jr. (2)	$44,000	$6,281	$50,281
Erik H. van der Kaay(4)	$12,000	$—	$12,000

(1)	This column represents the dollar amounts recognized for financial statement reporting purposes for the fair value of stock options granted to the non-employee directors in fiscal 2009, in accordance with FAS 123R. The assumptions used in calculating the fair value of these stock options can be found under Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. Upon joining the Company’s Board of Directors in fiscal 2009, each of Messrs. LeBuhn, Majteles and Sundius was granted options under the 2005 Plan to purchase 15,000 shares of the Company’s common stock at exercise prices of $4.53, $3.91 and $4.53, respectively, which options vest ratably on each of the first four anniversaries of the grant dates, provided that on or after the second anniversary of a director’s election to the Board, all unvested options previously granted are accelerated and all options granted thereafter become exercisable six months following the date of grant.

(2)	Messrs. LeBuhn and Sundius were appointed to the Board of Directors on March 1, 2008.

(3)	Mr. Majteles was appointed to the Board of Directors on June 25, 2008.

(4)	Mr. van der Kaay resigned as Chairman of the Board and Compensation Committee and as a Director on March 10, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of May 26, 2009 by:
•	each member of the Company’s Board of Directors;

•	each of the Company’s executive officers named in the “2009 Summary Compensation Table” included in the “Executive Compensation” section of this Form 10-K/A Amendment No. 1;

•	all directors and executive officers as a group; and

•	each person or entity known to the Company that beneficially owns more than 5 percent of the Company’s common stock.
     Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the address of each beneficial owner is c/o Comarco, Inc., 25541 Commercentre Drive, Suite 250, Lake Forest, California, 92630. Unless otherwise indicated below, the Company believes that each of the persons listed in the table (subject to applicable community property laws) has the sole power to vote and to dispose of the shares listed opposite the shareholder’s name.
     The percentages of common stock beneficially owned are based on 7,326,671 shares of common stock outstanding at May 26, 2009.

	Number of Shares	Percent of
Name and Address of Beneficial Owner	Beneficially Owned	Class
Robert J. Majteles(1)	3,750	*
Gerald D. Griffin (2)	73,573	1.00%
Jeffrey R. Hultman (3)	66,500	1.00%
Samuel M. Inman, III	15,000	*
Richard T. LeBuhn (1)	3,750	*
Robert W. Sundius, Jr. (1)	3,750	*
Thomas A. Franza	0	—
Winston E. Hickman	0	—
Thomas W. Lanni (4)	59,000	1.00%
All Directors and Executive Officers as a group (10 persons) (5)	262,965	3.5%
T. Rowe Price Associates (6) T. Rowe Price Small-Cap Value Fund 100 East Pratt Street Baltimore, MD 21202	726,000	9.9%
Grueber & McBaine (7) 50 Osgood Place, Penthouse San Francisco, CA 94133	472,126	6.44%
Broadwood Partners, L.P. (8) Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th Floor New York, New York 10019	1,548,636	21.14%
Special Situations Funds (9) Austin W. Marxe and David M. Greenhouse 153 East 53rd St. 55th Floor New York, NY 10022	1,256,306	17.15%
Elkhorn Partners Limited Partnership (10) P. O. Box 818 Elkhorn, NE 68022	690,722	9.42%

*	Indicates less than 1 percent of the outstanding shares of common stock.

(1)	Includes 3,750 shares that Messrs. Majteles, LeBuhn and Sundius have a right to acquire within 60 days of May 22, 2009, by stock option exercise.

(2)	Includes 66,500 shares that Mr. Griffin has a right to acquire within 60 days of May 22, 2009, by stock option exercise.

(3)	Includes 66,500 shares that Mr. Hultman has a right to acquire within 60 days of May 22, 2009, by stock option exercise.

(4)	Includes 59,000 shares that Mr. Lanni has a right to acquire within 60 days of May 22, 2009, by stock option exercise.

(5)	Includes an aggregate of 254,000 shares held by the Company’s executive officers and directors that are subject to options exercisable within 60 days of May 22, 2009.

(6)	Based on a Schedule 13G (Amendment 16) filed with the SEC on February 12, 2009.

(7)	Based on a Schedule 13G filed with the SEC on February 2, 2009 on behalf of Grueber & McBaine Capital Management, LLC (GMCM).

(8)	Based on a Schedule 13D (Amendment 9) filed with the SEC on April 29, 2008.

(9)	Based on a Schedule 13G (Amendment 4) with the SEC by Austin Marxe and David Greenhouse on February 13, 2009 with respect to shares owned by various Special Situations funds.

(10)	Based on a Schedule 13D (Amendment 7) filed with the SEC on behalf of Elkhorn Partners Limited Partnership on July 2, 2008.
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of January 31, 2009 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to		Under Equity
	be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	reflected in the first
Plan Category	Warrants, and Rights	Warrants, and Rights	column)
Equity compensation plans approved by security holders	1,184,000	$4.34	171,625 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,184,000	$4.34	171,625 (1)

(1)	Number of shares of common stock available for future issuance is comprised of 625 shares under the Director Stock Option Plan and 171,000 shares under the 2005 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
     Since February 1, 2007, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of more than five percent of our common stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.
Director Independence
     The Board of Directors has determined that, except for Mr. Inman, each individual who currently serves as a member of the Board is, and each individual who served as a member of the Board in fiscal 2009 was, an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Inman is not considered independent as he is employed by the Company as its President and Chief Executive Officer.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee has appointed BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2010.
Audit Fees
     The aggregate fees incurred and payable to BDO Seidman, LLP for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements during the fiscal years ended January 31, 2009 and 2008 were approximately $443,000 and $328,000, respectively.
Audit-Related Fees
     No audit-related fees were paid to BDO Seidman, LLP for fiscal years ended January 31, 2009 or January 31, 2008.
Tax Fees
     The aggregate fees incurred and payable to BDO Seidman, LLP during the fiscal year ended January 31, 2009 related to tax advice totaled approximately $8,000. No professional services fees relating to tax advice were paid to BDO Seidman, LLP during the fiscal year ended January 31, 2008.
     The aggregate bills incurred and payable to Ernst & Young, LLP for professional services rendered in connection with tax advice, return preparation, and planning for the years ended January 31, 2009 and 2008 totaled $62,000 and $111,000, respectively.
All Other Fees
     The Company incurred fees payable to BDO Seidman, LLP for background check services for our board members and executive officers in the amount of $31,000 during the fiscal year ended January 31, 2009. No other fees were paid to BDO Seidman, LLP during the fiscal years ended January 31, 2009 or 2008.
Pre-Approval Policies and Procedures
     It is the Company’s policy that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in advance by the Audit Committee. All of the services provided in fiscal 2009 and 2008 were pre-approved.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(3) Exhibits
     The exhibit index below lists the exhibits that are filed as part of this amendment.

Exhibit
Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer.

COMARCO, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on June 1, 2009.

COMARCO, INC.
/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Executive Officer.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our Chief Financial Officer.