Form 10-Q
period 2009-04-30
COMARCO INC
filed 2009-06-15
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
APRIL 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-5449
COMARCO, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2088894 (I.R.S. Employer Identification No.)
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
Yes ☐      No ☑
The registrant had 7,326,671 shares of common stock outstanding as of June 3, 2009.

COMARCO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	April 30,	January 31,
	2009	2009 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$12,517	$14,144
Accounts receivable, net of reserves of $14 and $14	2,074	3,974
Inventory, net of reserves of $1,505 and $1,488	688	1,232
Other current assets	585	862

Total current assets	15,864	20,212
Property and equipment, net	1,132	1,279
Restricted cash	77	77

Total assets	$17,073	$21,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,046	$1,501
Deferred revenue	64	77
Accrued liabilities	1,872	3,092

Total current liabilities	2,982	4,670
Tax liability: FIN 48	86	86
Deferred rent, net of current portion	153	182
Deferred revenue, net of current portion	6	9

Total liabilities	$3,227	$4,947

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2009 and January 31, 2009	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 and 7,326,671 shares issued and outstanding at April 30, 2009 and January 31, 2009, respectively	733	733
Additional paid-in capital	14,771	14,705
Retained earnings (accumulated deficit)	(1,658)	1,183

Total stockholders’ equity	13,846	16,621

Total liabilities and stockholders’ equity	$17,073	$21,568

(A)	Derived from the audited consolidated financial statements as of January 31, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 30,
	2009	2008
Revenue	$2,022	$3,820
Cost of revenue	2,336	3,846

Gross loss	(314)	(26)

Selling, general, and administrative expenses	1,686	3,502
Engineering and support expenses	870	615

	2,556	4,117

Operating loss	(2,870)	(4,143)
Other income (expense), net	(10)	53

Loss from continuing operations before income taxes	(2,880)	(4,090)
Income tax benefit	—	954

Net loss from continuing operations	(2,880)	(3,136)
Income from discontinued operations, net of income taxes	39	1,479

Net loss	$(2,841)	$(1,657)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.39)	$(0.43)
Net income from discontinued operations	—	0.20

	$(0.39)	$(0.23)

Weighted average common shares outstanding:
Basic	7,327	7,327

Diluted	7,327	7,327

Common shares outstanding	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,880)	$(3,136)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	199	173
Loss on sale/retirement of property and equipment	6	17
Stock based compensation expense	66	94
Loan origination fees	43	—
Provision for obsolete inventory	16	23
Changes in operating assets and liabilities:
Accounts receivable	1,900	(2,547)
Inventory	528	(210)
Other assets	277	(242)
Accounts payable	(455)	125
Deferred revenue	(16)	23
Deferred rent	(29)	(51)
Accrued liabilities	(1,220)	1,420

Net cash used in continuing operating activities	(1,565)	(4,311)
Net cash provided by (used in) discontinued operating activities	39	(2,093)

Net cash used in operating activities	(1,526)	(6,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58)	(195)

Net cash used in continuing investing activities	(58)	(195)
Net cash used in discontinued investing activities	—	(344)

Net cash used in investing activities	(58)	(539)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan origination fees	(43)	—

Net cash used in financing activities	(43)	—

Net decrease in cash and cash equivalents	(1,627)	(6,943)
Cash and cash equivalents, beginning of period	14,144	17,011

Cash and cash equivalents, end of period	$12,517	$10,068

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$14	$14

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer of external mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. is a California corporation.
2. Summary of Significant Accounting Policies
Future operations, Liquidity and Capital Resources:
     The Company has experienced substantial pre-tax losses from operations for the first fiscal quarter of fiscal 2010 and 2009 totaling $2.9 million and $4.1 million, respectively. Further, the Company has not generated a positive gross margin on the sale of its ChargeSource® products during fiscal 2009 or the first quarter of fiscal 2010. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its recently executed Strategic Product Development and Supply Agreement with Targus Group International, Inc., pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company must successfully reduce its unit costs with its third party contract manufacturers, for which negotiations are currently in process. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     The Company had working capital totaling approximately $12.9 million at April 30, 2009. Management of the Company believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for at least the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. The current U.S. capital markets are illiquid and the availability of funds is sparse. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2009. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2010.
Cash and Cash Equivalents
     All highly liquid investments with remaining maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the condensed consolidated financial statements. Cash and cash equivalents are generally maintained in uninsured accounts,

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
typically Eurodollar deposits with daily liquidity, which are subject to investment risk including possible loss of principal invested.
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
     The Company accounts for stock-based compensation under Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     The compensation expense recognized relating to SFAS 123R is summarized in the table below (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2009	2008
Total compensation expense relating to SFAS 123R	$66	$103
Less: Amounts reflected in discontinued operations	—	(9)

Compensation expense relating to SFAS 123R from continuing operations	$66	$94

Impact on basic and diluted earnings per share	0.01	0.01
     The total compensation cost related to nonvested awards not yet recognized is approximately $696,000, which will be expensed over a weighted average remaining life of 38.8 months.
     For the first quarter of fiscal 2010, no stock options were granted. For the first quarter of fiscal 2009, 30,000 options were granted. The 30,000 stock options granted during the first quarter of fiscal 2009 had a per share weighted-average value of $2.09 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended
April 30, 2008
Expected dividend yield	0.0%
Expected volatility	37.9%
Weighted average risk-free interest rate	2.7%
Expected life (in years)	5.9
Expected forfeitures	8.2%
     Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001.
     The Company’s Director Stock Option Plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans provide for 637,500 and 825,000 shares issuable, respectively. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares.
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     Transactions and other information related to these plans for the three months ended April 30, 2009 are summarized below:

	Outstanding Options
	Number of	Weighted-Average
	Shares	Exercise Price
Balance, January 31, 2009	1,184,000	$4.34
Options granted	—	—
Options canceled or expired	(73,000)	9.71
Options exercised	—	—

Balance, April 30, 2009	1,111,000	$3.98

     As of April 30, 2009, the stock options outstanding have an intrinsic value of $405,000 based on a closing market price of $1.62 per share on April 30, 2009. The following table summarizes information about the Company’s stock options outstanding at April 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-Avg.
Range of	Number	Remaining	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.09 to 4.90	813,500	9.5	$1.29	7,500	$4.90
6.19 to 9.89	166,000	5.6	7.77	161,500	7.57
10.43 to 11.60	60,000	6.0	10.72	48,750	10.79
13.21 to 15.07	17,500	1.3	14.27	17,500	14.27
20.04 to 23.67	54,000	1.1	22.16	54,000	22.16

	1,111,000	8.2 years	3.98	289,250	11.17

     Stock options exercisable at April 30, 2009 were 289,250 at a weighted-average exercise price of $11.17. At April 30, 2009, shares available for future grants under the 2005 Plan were 186,000 and under the director stock option plan were 625.
4. Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and will be adopted by the Company in the second quarter of fiscal 2010. The Company does not expect the adoption of SFAS 165 will have a material effect on its consolidated results of operations and financial condition.
5. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $490,000 during fiscal 2009. In accordance with the provisions of SFAS No. 144,

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
“Accounting for the Impairment or Disposal of Long Lived Assets” the results of the Call Box business are now presented as discontinued operations for all periods in the unaudited interim condensed consolidated financial statements.
     Operating results of the Call Box discontinued operations are as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Revenues	$—	$2,421

Income (loss) from discontinued operations:
Gain on sale, net of taxes	$—	$—
Income (loss) from discontinued operations, before taxes	(4)	774
Income tax expense	—	(303)

Total income (loss) from discontinued operations	$(4)	$471

     Wireless Test Solutions
     The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc. to sell the Wireless Test Solutions (“WTS”) business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction closed on January 6, 2009.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights.
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended April 30,
	2009	2008
Revenues	$—	$6,092

Income from discontinued operations:
Gain on sale, net of taxes of $0	$43	$—
Income from discontinued operations, before taxes	—	1,659
Income tax expense	—	(651)

Total income from discontinued operations	$43	$1,008

     The $43,000 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom.
6. Stockholders’ Equity
     During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through April 30, 2009, the Company repurchased approximately 2.7 million shares at an average price of $8.20 per share. During the quarters ended April 30, 2009 and 2008, the Company did not repurchase any shares of common stock.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
7. Loss Per Share
     The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended April 30, 2009 and 2008, basic and diluted net loss per share for both such periods were the same because the inclusion of 68,717 and of 0 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.
8. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2009 or 2008 are listed below (in thousands).

	Three Months Ended April 30,
	2009		2008
Total revenue	$2,022	100%	$3,820	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$2,006	99%	$3,223	84%
Kensington Technology Group	12	1%	459	12%

	$2,018	100%	$3,682	96%

     The Company’s revenues by geographic area, as determined by the “ship to” address, consisted of the following (in thousands):

	Three Months Ended
	April 30,
	2009	2008
North America	$41	$76
Europe	9	529
Asia	1,972	3,215

	$2,022	$3,820

     The customers comprising 10 percent or more of the Company’s gross accounts receivable at either April 30, 2009 or January 31, 2009 are listed below (in thousands).

	April 30, 2009		January 31, 2009
Total gross accounts receivable	$2,088	100%	$3,988	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$2,044	98%	$3,366	84%
Trust International BV	—	—	606	15%

	$2,044	98%	$3,972	99%

     On March 16, 2009, the Company entered into a Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc. (“Targus”).

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     Under the Targus Agreement, Comarco will sell certain current and future mobile power supply products exclusively to Targus, and Targus will purchase such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement does not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to original equipment manufacturers that sell such products under their own name as long as such products do not incorporate any intellectual property of Targus. The Company began shipments to Targus under this agreement during the second quarter of fiscal 2010.
     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. The contract manufacturers providing 10 percent or more of the Company’s purchases for the three months ended April 30, 2009 and 2008 are listed below (in thousands, except percentages):

	Three months Ended April 30,
	2009		2008

Total product costs	$1,731	100%	$3,407	100%

Supplier concentration:
Flextronics Electronics	$1,098	63%	$3,123	92%

	$1,098	63%	$3,123	92%

     At April 30, 2009 and January 31, 2009, approximately $82,000 or 8 percent and $472,000 or 31 percent, respectively, of the Company’s accounts payable of $1.0 million and $1.5 million, respectively, was payable to Flextronics Electronics.
9. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	April 30,	January 31,
	2009	2009
Raw materials	$330	$290
Finished goods	358	942

	$688	$1,232

     As of April 30, 2009, approximately $184,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China.
10. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. These amounts are recorded in short-term and long-term deferred revenue in the condensed consolidated balance sheets based upon the remaining term of the warranty commitment made at the time of sale. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	April 30,
	2009	2008
Beginning balance	$86	$46
Accruals for warranties issued during the period	20	39
Utilization	(36)	(18)

	$70	$67

11. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility provided under the Loan Agreement matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of June 15, 2009, the Company had not borrowed any amounts under this Loan Agreement, however we have one letter of credit outstanding in the amount of $77,000.
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
Executive Severance Commitments
     The Company has severance compensation agreements with certain key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the condensed consolidated financial statements. During the three months ended April 30, 2008, severance of approximately $0.9 million was accrued relating to the departure of two corporate officers. No similar severance costs were incurred during the three months ended April 30, 2009.
Letter of Credit
     In May 2006, the Company obtained a $0.5 million letter of credit from US Bank pursuant to a lease provision for the corporate offices to which the Company relocated on August 28, 2006. On November 6, 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. In the fourth quarter of fiscal 2009, the letter of credit was reduced a final time to $77,000 pursuant to the provisions of the lease. The letter of credit was secured by a

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
certificate of deposit that matured on May 1, 2009, and is reflected as restricted cash on the condensed consolidated balance sheets. During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank to allow for continuous and unlapsed compliance with the lease provision. The letter of credit from Silicon Valley Bank is not secured by a certificate of deposit but is treated as a reduction in available borrowings available to the Company under the Loan Agreement.
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
     On June 25, 2008, the parties jointly requested that the U.S. District Court for the Eastern District of Texas (the “Texas Court”) transfer the lawsuit to the U.S. District Court for the District of Arizona, the court in which the parties’ previous patent infringement lawsuit had been filed (the “Arizona Court”). The parties’ joint request also sought, following transfer, a stay of proceedings until January 2009 so that the parties could pursue settlement. On June 30, 2008, the Texas Court granted the parties’ joint request for transfer, transferring the lawsuit to the Arizona Court under the terms and conditions requested, including the stay. In May 2009, the parties agreed to dismiss the pending lawsuit without prejudice. On May 26, 2009, the Arizona Court issued the order of dismissal without prejudice.
     In addition to the matter described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.
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
     Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to our customers’ demand for our products and the difficulty of accurately estimating demand; our reliance on a limited number of customers for a significant portion of our revenue; increased competition; our ability to develop and introduce new products successfully; the risk of third parties infringing our intellectual property; general economic, political, and market conditions; and litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
     In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC, those contained in the Company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Basis of Presentation
     The financial information presented in this report is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flow. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer of external mobile power adapters used to power and charge notebook computers, cellular telephones, BlackBerry® smartphones, iPods®, and other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).
     Management currently considers the following additional trends, events, and uncertainties to be important to understanding our business:
•	On March 16, 2009, we entered into an exclusive Retail Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc., a Delaware corporation (“Targus”). The product offerings for Targus include the following:
–	A programmable AC adapter that connects easily to a standard wall plug and includes a DC cable that supports charging two devices simultaneously. It will be packaged with up to 10 SmartTips®.

–	A programmable AC adapter that includes both input and output cables (AC or AC/DC) and will be packaged with up to 10 SmartTips®.
We began shipments to Targus under this Targus Agreement during the second quarter of fiscal 2010.

•	Revenue for the first quarter of fiscal 2010 decreased to $2.0 million compared to $3.8 million for the first quarter of fiscal 2009. The decrease is primarily attributable to reduced shipments to Lenovo, in anticipation of the release of our new product. We anticipate that we will begin shipping our new product for Lenovo in the second half of the current fiscal year.

•	In late January 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory.

•	During the first quarter of fiscal 2008, we entered into a non-exclusive distribution arrangement with Kensington Technology Group (“Kensington”), thereby terminating our exclusive distribution agreement. Under the exclusive Targus Agreement described above, we will no longer sell to Kensington effective during the second quarter of fiscal 2010.

•	The current level of sales is insufficient to fully absorb our operating expenses. Our ability to drive increased sales is dependent upon, among others, the following factors:
–	Successful development and release for manufacture of certain AC and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM accessories channels;

–	Securing additional OEM partners; and

–	Market and customer acceptance of our new products expected to be available by the end of the second and third quarters of fiscal 2010.
•	Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

•	We are currently in negotiations with our third party contract manufacturers in an effort to reduce our unit costs for our products. Reducing our product costs is important to our efforts to improve our margins.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2009.
Results of Operations
     The following tables set forth certain items as a percentage of revenue from our condensed consolidated statements of operations for the three months ended April 30, 2009 and 2008:
Revenue

	Three Months Ended April 30,
	2009		2008
	(In thousands)
		% of		% of	2009 over 2008
		Revenue		Revenue	% Change
Revenue	$2,022	100%	$3,820	100%	(47%)

Operating loss	$(2,870)		$(4,143)

Loss from continuing operations	$(2,880)		$(3,136)

Revenue by Geographic Region

	Three Months Ended April 30,
	2009	2008	2009 over 2008
	(In thousands)		% Change
Revenue:
North America	$41	$76	(46%)
Europe	9	529	(98%)
Asia	1,972	3,215	(39%)

	$2,022	$3,820	(47%)

Revenue by Customer

	Three Months Ended April 30,
	2009	2008	2009 over 2008
	(In thousands)		% Change
Revenue:
Lenovo	$2,006	$3,223	(38%)
Kensington	12	458	(97%)
Tumi	—	139	(100%)
Other	4	—	100%

	$2,022	$3,820	(47%)

Revenue
     The decrease in revenue of $1.8 million for the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 is primarily attributable to a decrease in shipments to Lenovo. In the first quarter of the current fiscal year, revenue is down compared to the first quarter of the prior fiscal year because we are preparing to ship a new product to Lenovo and the demand for the legacy slim and light product has declined in expectation of the release of the new product. Additionally, as a result of the recently executed Targus Agreement, we no longer sell to Kensington.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2009		2008
	(In thousands)
		% of		% of	2009 over 2008
		Total		Total	% Change
Cost of revenue:
Product costs	$1,731	74%	$3,407	89%	(49%)
Under-absorption of fixed supply chain overhead	493	21%	386	10%	28%
Inventory reserve and scrap charges	112	5%	—	—	100%
Freight, expedite, and other charges	—	—	53	1%	(100%)

	$2,336	100%	$3,846	100%	(39%)

	Three Months Ended April 30,		2009 over 2008
	2009	2008	ppt Change
Gross loss	(16%)	(1%)	(15)
     The first quarter of fiscal 2010 decrease in cost of revenue of $1.5 million compared to the first quarter of fiscal 2009 was primarily attributable to a 47 percent volume decrease in revenue compared to the first quarter of fiscal 2009. During the first quarter of fiscal 2010 we incurred scrap charges of $0.1 million relating to engineering design changes. We did not incur any similar charges during the first quarter of fiscal 2009.

Operating Costs and Expenses

	Three Months Ended April 30,
	2009		2008
	(in thousands)
		% of		% of	2009 over 2008
		Revenue		Revenue	% Change
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$815	40%	$1,139	30%	(28%)
Corporate overhead	871	43%	2,363	62%	(61%)
Engineering and support expenses	870	43%	615	16%	41%

	$2,556	126%	$4,117	108%	(37%)

     Selling, general, and administrative expenses decreased by $0.3 million during the first quarter of fiscal 2010, compared to the same period of the prior year, primarily as a result of a reduction in legal expense of $0.6 million incurred during the quarter relating to the recently dismissed iGo litigation. The decrease in legal fees was partially offset by increased personnel and consulting costs of $0.2 million.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The decrease in corporate overhead of $1.5 million during the first quarter of fiscal 2010 compared to the same period of the prior year relates primarily to $0.9 million in non-recurring severance costs of former senior management incurred during the first quarter of fiscal 2009, as well as additional legal fees related to public company matters in the amount of $0.1 million incurred during the first quarter of fiscal 2009. We also incurred additional consulting fees of $0.1 million during the first quarter of fiscal 2009, which did not recur in the first quarter of fiscal 2010.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The increase in engineering and support expenses of $0.3 million during the first quarter of fiscal 2010 compared to the same period of the prior year relates to increased material usage relating to newly developed products as well as expanded engineering personnel and consulting expenses.
Other Income, net
     Other income, net, consists primarily of interest income earned on invested cash balances. Other income, net, for the first quarter of fiscal 2010 decreased approximately $20,000 compared to the first quarter of fiscal 2009. The decrease in other income is due to a reduction of invested cash and cash equivalent balances and lower interest rates.
Income Tax Expense
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses, carry forward temporary differences, and future tax deductions resulting from certain types of stock option exercises. Due to the losses of the first quarter of fiscal 2010, the adjusted net deferred tax assets remain fully reserved as of April 30, 2009. In accordance with paragraph 140 of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” a tax benefit has been recorded utilizing a combined effective rate of 39.2 percent for the three months ended April 30, 2008, to reflect the utilization of losses from current operations to offset the income from discontinued operations. No similar tax allocation was made during the three months ended April 30, 2009 as the results from discontinued operations were minor.

     The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”), on February 1, 2007 and recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. The FIN 48 liability recorded during the first quarter of fiscal 2008 has not changed since it was initially recorded.
Discontinued Operations, net of income taxes
Income from Discontinued Operations — Call Box
(in thousands except change)

	Three Months Ended April 30,		Year over Year
	2009	2008	% Change
Revenues	$—	$2,421	(100%)

Income (loss) from discontinued operations:
Gain on sale, net of income taxes	$—	$—	—
Income (loss) from discontinued operations, before taxes	(4)	774	(101%)
Income tax expense	—	(303)	(100%)

Total income (loss) from discontinued operations	$(4)	$471	(101%)

     The sale of the Call Box business was completed on July 10, 2008, which resulted in a pre-tax gain of $490,000 during fiscal 2009. In accordance with the provisions of SFAS No.144, “Accounting for the Impairment or Disposal of Long Lived Assets” the results of the Call Box business are now presented as discontinued operations for all periods presented.
Income from Discontinued Operations — Wireless Test Solutions
(in thousands except change)

	Three Months Ended April 30,		Year over Year
	2009	2008	% Change
Revenues	$—	$6,092	(100%)

Income from discontinued operations:
Gain on sale, net of income taxes of $0	$43	$—	100%
Income from discontinued operations, before taxes	—	1,659	(100%)
Income tax expense	—	(651)	(100%)

Total income from discontinued operations	$43	$1,008	(96%)

     The sale of the wireless test solutions business was completed on January 6, 2009, which resulted in a pre-tax gain of $5.9 million recorded in fiscal 2009. The $43,000 recorded during the first quarter of fiscal 2010 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom. In accordance with the provisions of SFAS No.144, the results of the Wireless Test Solutions business are now presented as discontinued operations for all periods presented.

Liquidity and Capital Resources
     Cash and cash equivalents at April 30, 2009 decreased $1.6 million to $12.5 million as compared to $14.1 million at January 31, 2009. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2009	2008
	(in thousands)
Cash used in:
Operating activities	$(1,526)	$(6,404)
Investing activities	(58)	(539)
Financing activities	(43)	—
Operating Activities
     Cash used in operating activities of $1.5 million for the first quarter of fiscal 2010 was primarily attributable to our net loss from continuing operations of $2.9 million and a decrease in accrued liabilities of $1.2 million offset by collection of receivables of $1.9 million and a decrease in inventory balances of $0.5 million. The decrease in accrued liabilities was primarily related to payments made to Ascom of $0.9 million which represent Comarco collections of accounts receivable balances sold to Ascom offset by payments made on behalf of Ascom for trade payables assumed in conjunction with the sale of WTS.
     Cash used in operating activities of $6.4 million for the first quarter of fiscal 2009 was comprised of cash used from continuing operations of $4.3 million and cash used from discontinued operations of $2.1 million. The cash used by continuing operations was driven by an increase in accounts receivable of $2.5 million and our net loss from continuing operations of $3.1 million, offset by an increase in accrued liabilities of $1.4 million. Included in our 2009 fiscal first quarter loss is non-recurring severance costs totaling $0.9 million.
     Cash used by discontinued operations is primarily driven by net income from discontinued operations of $1.5 million, an increase in deferred revenue and accrued liabilities of $2.4 million and $2.5 million respectively, offset by an increase in receivables of $8.4 million.
Investing Activities
     During the first quarter of fiscal 2010, we purchased $58,000 of property and equipment.
     During the first quarter of fiscal 2009, we purchased $0.2 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.
     The cash used in discontinued investing activities of $0.3 million primarily related to the Wireless Test Solutions business. We capitalized software development costs in the amount of $153,000, acquired software license rights related to mobile phone technologies in the amount of $82,000, and purchased approximately $109,000 of property and equipment.
Financing Activities
     During the first quarter of fiscal 2010, we paid Silicon Valley Bank (“SVB”) $43,000 in conjunction with the Loan and Security Agreement described below. We had no cash flows from financing activities in the first quarter of fiscal 2009.
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB. The credit facility provided under the Loan Agreement matures, and any outstanding principal balance is payable in full, on February 10, 2010.

     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of June 15, 2009, the Company had not borrowed any amounts under this Loan Agreement, however we have one letter of credit outstanding in the amount of $77,000.
     We believe that our existing cash and cash equivalent balances, as well as our existing credit facility will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:
•	In the event that any of our significant customers cancel a significant amount of orders or are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the contract manufacturer of our ChargeSource® products become unable to manufacture our products at the level currently anticipated, our operating results and cash flows would be negatively impacted.

•	The delay in development or release of our ChargeSource® products could negatively impact our revenue, operating results and cash flows.
     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of April 30, 2009, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
     Our cash and cash equivalents have maturity dates of three months or less and the fair value approximates the carrying value in our condensed consolidated financial statements. Our cash and cash equivalents are generally maintained in uninsured accounts, typically Eurodollar deposits with daily liquidity, which are subject to investment risk including possible loss of principal invested.

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
     Under the direction and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     There was no change in our internal control over financial reporting during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On June 25, 2008, the parties jointly requested that the U.S. District Court for the Eastern District of Texas (the “Texas Court”) transfer the lawsuit to the U.S. District Court for the District of Arizona, the court in which the parties’ previous patent infringement lawsuit had been filed (the “Arizona Court”). The parties’ joint request also sought, following transfer, a stay of proceedings until January 2009 so that the parties could pursue settlement. On June 30, 2008, the Texas Court granted the parties’ joint request for transfer, transferring the lawsuit to the Arizona Court under the terms and conditions requested, including the stay. In May 2009, the parties agreed to dismiss the pending lawsuit without prejudice. On May 26, 2009 the Arizona Court issued the order of dismissal without prejudice.
     In addition to the matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.
ITEM 1A. RISK FACTORS
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2009 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2009, except as provided in any amendments thereto and those set forth below.
Our Restated Articles of Incorporation and our Amended and Restated Bylaws and at least one agreement to which we are a party contain provisions which may discourage attempts by others to acquire or merge with us, which could reduce the market value of our common stock.
     Provisions of our Restated Articles of Incorporation and our Amended and Restated Bylaws and at least one agreement to which we are a party may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of our common stock. Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws may delay or deter other persons from attempting to acquire control of us. These provisions include:
•	the authorization of our board of directors to issue preferred stock with such rights and preferences as may be determined by the board of directors, without the approval of our shareholders;

•	the prohibition of action by the written consent of the shareholders;

•	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings;

•	the requirement that the holders of at least two-thirds of the outstanding common stock entitled to vote at a meeting are required to approve certain business combinations with interested stockholders; and

•	the requirement that the holders of at least two-thirds of the outstanding common stock entitled to vote at a meeting are required to approve certain changes to specific provisions of our Articles of Incorporation (including those provisions described above).
     In addition, if, pursuant to the terms of the Compromise Settlement Agreement and Release (the “iGo Agreement”), dated as of July 12, 2003, among the Company, iGo, Inc. (formerly, Mobility Electronics, Inc.) and the other parties identified therein, the Company assigns the iGo Agreement under the circumstances contemplated therein, the Company would be required to pay $5 million to iGo.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS
3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

10.1	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 18, 2009)

10.2	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and between Comarco, Inc. and Targus Group International, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 20, 2009) *

10.3	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMARCO, INC.
Date: June 15, 2009	/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III
President and Chief Executive Officer (Principal Executive Officer), Director

Date: June 15, 2009	/s/ WINSTON E. HICKMAN
Winston E. Hickman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 24, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

10.1	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 18, 2009)

10.2	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and between Comarco, Inc. and Targus Group International, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 20, 2009) *

10.3	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.