Form 10-Q
period 2009-07-31
COMARCO INC
filed 2009-09-14
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 7,326,671 shares of common stock outstanding as of September 4, 2009.

COMARCO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	July 31,	January 31,
	2009	2009 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$11,509	$14,144
Accounts receivable, net of reserves of $3 and $14	7,630	3,974
Inventory, net of reserves of $1,505 and $1,488	590	1,232
Other current assets	382	862

Total current assets	20,111	20,212
Property and equipment, net	1,115	1,279
Restricted cash	—	77

Total assets	$21,226	$21,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,422	$1,501
Accrued liabilities	2,346	3,178
Line of credit	1,000	—

Total current liabilities	7,768	4,679
Tax liability: FIN 48	86	86
Deferred rent, net of current portion	124	182

Total liabilities	7,978	4,947

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2009 and January 31, 2009, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 shares issued and outstanding at July 31, 2009 and January 31, 2009, respectively	733	733
Additional paid-in capital	14,835	14,705
Retained earnings (accumulated deficit)	(2,320)	1,183

Total stockholders’ equity	13,248	16,621

Total liabilities and stockholders’ equity	$21,226	$21,568

(A)	Derived from the audited consolidated financial statements as of January 31, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenue	$7,580	$3,158	$9,602	$6,979
Cost of revenue	5,664	3,337	7,999	7,166

Gross profit (loss)	1,916	(179)	1,603	(187)

Selling, general, and administrative expenses	1,597	2,193	3,283	5,695
Engineering and support expenses	972	761	1,842	1,377

	2,569	2,954	5,125	7,072

Operating loss	(653)	(3,133)	(3,522)	(7,259)
Other income, net	18	28	7	81

Loss from continuing operations before income taxes	(635)	(3,105)	(3,515)	(7,178)
Income tax benefit	—	571	—	1,518

Net loss from continuing operations	(635)	(2,534)	(3,515)	(5,660)
Income (loss) from discontinued operations, net of income taxes	(27)	885	12	2,354

Net loss	$(662)	$(1,649)	$(3,503)	$(3,306)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.09)	$(0.35)	$(0.48)	$(0.77)
Net income from discontinued operations	—	0.12	—	0.32

	$(0.09)	$(0.23)	$(0.48)	$(0.45)

Weighted average common shares outstanding:
Basic	7,327	7,327	7,327	7,327

Diluted	7,327	7,327	7,327	7,327

Common shares outstanding	7,327	7,327	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,515)	$(5,660)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	389	526
Loss on sale/retirement of property and equipment	6	16
Loan origination fees	43	—
Stock based compensation expense	130	176
Recovery from doubtful accounts receivable	(11)	—
Provision for obsolete inventory	17	—
Changes in operating assets and liabilities:
Accounts receivable	(3,645)	(1,732)
Inventory	625	(1,609)
Other assets	480	(90)
Accounts payable	2,921	660
Deferred rent	(58)	(102)
Accrued liabilities	(832)	(825)

Net cash used in continuing operating activities	(3,450)	(8,640)
Net cash provided by discontinued operating activities	12	6,422

Net cash used in operating activities	(3,438)	(2,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(231)	(358)
Decrease in restricted cash	77	—

Net cash used in continuing investing activities	(154)	(358)
Net cash used in discontinued investing activities	—	(477)

Net cash used in investing activities	(154)	(835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	1,000	—
Loan origination fees	(43)	—

Net cash provided by financing activities	957	—

Net decrease in cash and cash equivalents	(2,635)	(3,053)
Cash and cash equivalents, beginning of period	14,144	17,011

Cash and cash equivalents, end of period	$11,509	$13,958

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$—

Cash paid for income taxes, net of refunds	$14	$17

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
2. Summary of Significant Accounting Policies
Future operations, Liquidity and Capital Resources:
     The Company has experienced pre-tax losses from operations during the three and six months ended July 31, 2009 and 2008 totaling $0.6 million and $3.1 million and $3.5 million and $7.2 million, respectively. Further, the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its recently executed Strategic Product Development and Supply Agreement with Targus Group International, Inc., pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company must successfully reduce its unit costs with its third party contract manufacturers, for which negotiations are currently in process. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     The Company had working capital totaling approximately $12.3 million at July 31, 2009. Management of the Company believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for at least the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. The current U.S. capital markets are illiquid and the availability of funds is sparse. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2009. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2010.
Cash and Cash Equivalents
     All highly liquid investments with remaining maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the unaudited interim condensed consolidated financial statements. Cash and cash equivalents are generally

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
maintained in uninsured accounts, typically Eurodollar deposits with daily liquidity, which are subject to investment risk including possible loss of principal invested.
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
Fair Value of Financial Instruments:
     The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and a line of credit. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the Company’s line of credit approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.
3. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its call box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $382,000 during the second quarter of fiscal 2009. In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of the call box business are now presented as discontinued operations for all periods in the unaudited interim condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Operating results of the call box discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues	$—	$1,260	$—	$3,680

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $150,000	$—	$232	$—	$232
Income (loss) from discontinued operations, before taxes	(21)	375	(25)	1,149
Income tax expense	—	(147)	—	(450)

Total income (loss) from discontinued operations	$(21)	$460	$(25)	$931

     During the third and fourth quarters of fiscal 2009, additional adjustments were made to the pre-tax gain on the sale of the call box business in the net amount of $108,000 of additional gain. These adjustments were recorded in the period incurred.
     The fiscal 2010 year to date loss from the call box discontinued operations of $25,000 relates primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the call box business.
     Wireless Test Solutions
     The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”) to sell the Wireless Test Solutions (“WTS”) business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction closed on January 6, 2009.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights.
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues	$—	$4,456	$—	$10,548

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	(6)	700	37	2,341
Income tax expense	—	(275)	—	(918)

Total income (loss) from discontinued operations	$(6)	$425	$37	$1,423

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The year to date income from the WTS discontinued operations of $37,000 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom.
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
     The compensation expense recognized under SFAS 123R is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Total compensation expense relating to SFAS 123R	$64	$90	$130	$192
Less: Amounts reflected in discontinued operations	—	(8)	—	(16)

Compensation expense relating to SFAS 123R from continuing operations	$64	$82	$130	$176

Impact on diluted earnings per share	$0.01	$0.01	$0.02	$0.02
     The total compensation cost related to nonvested awards not yet recognized is approximately $600,000, which will be expensed over a weighted average remaining life of 37.4 months.
     During the six months ended July 31, 2009, no stock options were granted. The fair value of the 45,000 options granted under the Company’s stock option plans during the six months ended July 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months
Ended
July 31, 2008
Weighted average risk-free interest rate	3.0%
Expected life (in years)	5.9
Expected stock volatility	38.1%
Dividend yield	None
Expected forfeitures	8.2%
     Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees are eligible to receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted options to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001.
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
     Transactions and other information related to these plans for the six months ended July 31, 2009 are summarized below:

	Outstanding Options
		Weighted-Average
	Number of Shares	Exercise Price
Balance, January 31, 2009	1,184,000	$4.34
Options granted	—	—
Options canceled or expired	(80,500)	10.04
Options exercised	—	—

Balance, July 31, 2009	1,103,500	$3.92

     As of July 31, 2009, the stock options outstanding have an intrinsic value of $882,000, based on a closing market price of $2.24 per share on July 31, 2009. The following table summarizes information about the Company’s stock options outstanding at July 31, 2009:

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Options Outstanding			Options Exercisable
		Weighted-Avg.
Range of	Number	Remaining	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.09 to 4.90	813,500	9.26	$1.29	11,250	$4.57
6.19 to 9.89	166,000	5.33	7.77	150,250	7.80
10.43 to 11.60	60,000	5.71	10.72	52,500	10.76
15.07	10,000	1.92	15.07	10,000	15.07
20.04 to 23.67	54,000	0.80	22.16	54,000	22.16

	1,103,500	7.99 years	3.92	278,000	11.28

     Stock options exercisable at July 31, 2009 were 278,000 at a weighted-average exercise price of $11.28. At July 31, 2009, shares available for future grants under the 2005 Plan were 186,000 and under the Director Plan were 625.
5. Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of fiscal 2010. The Company has evaluated subsequent events through the date of the filing of this quarterly report on Form 10-Q.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FASB 168”). FASB 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. FASB 168 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative generally accepted accounting principles for SEC registrants. FASB 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will amend our disclosures accordingly beginning with our unaudited interim condensed consolidated financial statements included in our quarterly report on Form 10-Q for the third quarter of fiscal 2010.
6. Stockholders’ Equity
     During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through July 31, 2009, the Company repurchased approximately 2.7 million shares for an average price of $8.20 per share. During the three and six months ended July 31, 2009 and 2008, the Company did not repurchase any shares of common stock.
7. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
ended July 31, 2009 and 2008, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.
     Potential common shares of 202,069 and 150,100 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2009, as the effect would have been antidilutive. There were no potentially dilutive common shares related to outstanding stock options for the three and six months ended July 31, 2008.
     The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Basic and diluted:
Net loss from continuing operations	$(635)	$(2,534)	$(3,515)	$(5,660)
Weighted average shares outstanding	7,327	7,327	7,327	7,327

Basic and diluted loss per share from continuing operations	$(0.09)	$(0.35)	$(0.48)	$(0.77)

Net income (loss) from discontinued operations	$(27)	$885	$12	$2,354
Weighted average shares outstanding	7,327	7,327	7,327	7,327

Basic and diluted earnings per share from discontinued operations	$—	$0.12	$—	$0.32

Net loss	$(662)	$(1,649)	$(3,503)	$(3,306)
Weighted average shares outstanding	7,327	7,327	7,327	7,327

Basic and diluted loss per share	$(0.09)	$(0.23)	$(0.48)	$(0.45)

8. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended July 31,
	2009		2008
	(In thousands)
Total revenue	$7,580	100%	$3,158	100%

Customer concentration:
Targus Group International, Inc.	$5,764	76%	$—	—
Lenovo Information Products Co., Ltd.	1,757	23%	2,703	86%
Kensington Technology Group	59	1%	363	11%

	$7,580	100%	$3,066	97%

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended July 31,
	2009		2008
	(In thousands)
Total revenue	$9,602	100%	$6,979	100%

Customer concentration:
Targus Group International, Inc.	$5,764	60%	$—	—
Lenovo Information Products Co., Ltd.	3,763	39%	5,925	85%
Kensington Technology Group	71	—	822	12%

	$9,598	99%	$6,747	97%

     In March 2009, the Company entered into a Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc. (“Targus”). The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010.
     The customers comprising 10 percent or more of the Company’s gross accounts receivable at either July 31, 2009 or January 31, 2009 are listed below (in thousands):

	July 31, 2009		January 31, 2009
Total gross accounts receivable	$7,633	100%	$3,988	100%

Customer concentration:
Targus Group International, Inc.	5,764	75%	—	—
Lenovo Information Products Co., Ltd.	1,752	23%	3,366	84%
Trust International BV	—	—	606	15%

	$7,516	98%	$3,972	99%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant contract manufacturers or suppliers could adversely affect our operations. For the three and six months ended July 31, 2009 two of our contract manufacturers provided an aggregate of 92 and 83 percent, respectively, of total product costs. For the three and six months ended July 31, 2008 one of our contract manufacturers provided 83 and 81 percent, respectively, of total product costs.
     At July 31, 2009, approximately $3.9 million or 91 percent, of the Company’s accounts payable of $4.4 million was payable to the two contract manufacturers providing the majority of the product costs for the three and six months ended July 31, 2009. At January 31, 2009, approximately $472,000 or 31 percent, of the Company’s accounts payable of $1.5 million, was payable to one of our contract manufacturers.
9. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	July 31,	January 31,
	2009	2009
Raw materials	$274	$290
Finished goods	316	942

	$590	$1,232

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     As of July 31, 2009, approximately $120,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China.
10. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. These amounts are recorded in accrued liabilities in the condensed consolidated balance sheets. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Six Months Ended
	July 31,
	2009	2008
Beginning balance	$86	$46
Accruals for warranties issued during the period	93	70
Utilization	(56)	(41)

	$123	$75

11. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility provided under the Loan Agreement matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. During the second quarter of fiscal 2010, the Company borrowed $1,000,000 under the Loan Agreement. Additionally, under this Loan Agreement, we have one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. As of July 31, 2009, the Company had $1.8 million in remaining unused borrowing availability.
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Executive Severance Commitments
     The Company has severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements. During the three and six months ended July 31, 2008, severance of approximately $0.1 million and $1.0 million was accrued relating to the departure of three corporate officers. During the three and six months ended July 31, 2009, no similar severance expense was incurred.
Letter of Credit
     In May 2006, the Company obtained a $0.5 million letter of credit from US Bank pursuant to a lease provision for the corporate offices to which the Company relocated on August 28, 2006. On November 6, 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. In the fourth quarter of fiscal 2009, the letter of credit was reduced a final time to $77,000 pursuant to the provisions of the lease. The letter of credit was secured by a certificate of deposit that matured on May 1, 2009, and is reflected as restricted cash on the condensed consolidated balance sheet as of January 31, 2009. During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank to allow for continuous and unlapsed compliance with the lease provision. The letter of credit from Silicon Valley Bank is not secured by a certificate of deposit but is treated as a reduction in available borrowings available to the Company under the Loan Agreement.
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
     On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the Company’s January 2009 sale of its WTS business to Ascom constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. The Company denies that a Change of Control occurred and contends that the former employee is not entitled to any payment pursuant to the Severance Compensation Agreement. The outcome of this matter is neither determinable nor estimable as of the date of filing this quarterly report on Form 10-Q.
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
     Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow and profitability. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to: the fact that we have a history of losses and may continue to incur losses in the future; the fact that we did not generate a positive margin on the sale of our ChargeSource® products until the second quarter of fiscal 2010 and many factors, including factors outside our control, continue to influence our ability to generate positive gross margins in the future; our customers’ demand for our products and the difficulty of accurately estimating demand; quarterly and seasonal fluctuations in revenue and other operating results; the risk that customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of the products will likely decrease over their sales cycles; our reliance on a limited number of customers for a significant portion of our revenue; our reliance on a limited number of contract manufacturers and suppliers and the fact that any delays or disruptions in their production of our products would adversely impact our results and financial condition; increased competition; our ability to develop and introduce new products timely and successfully; the risk of third parties infringing our intellectual property; general economic, political, and market conditions; and the costs and expenses that the Company may incur as a result of arbitration, litigation or other adverse proceedings. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
     In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC, as such risks, uncertainties and factors may be amended or supplemented from time to time, those contained in the Company’s other filings with the SEC, and those set forth in this quarterly report on

Form 10-Q. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
     The Company has experienced pre-tax losses from operations during the three and six months ended July 31, 2009 and 2008 totaling $0.6 million and $3.1 million and $3.5 million and $7.2 million, respectively. Further, the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its recently executed Strategic Product Development and Supply Agreement with Targus Group International, Inc., pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company must successfully reduce its unit costs with its third party contract manufacturers, for which negotiations are currently in process. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     Management currently considers the following additional trends, events, and uncertainties to be important to understanding our business:
•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. The product is expected to ship early next calendar year.

•	On March 16, 2009, we entered into an exclusive Retail Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc., a Delaware corporation (“Targus”). The product offerings for Targus include the following:
—	A programmable AC adapter that connects easily to a standard wall plug and includes a DC cable that supports charging two devices simultaneously. We expect this adapter will be packaged with up to 10 SmartTips®.

—	A programmable AC adapter that includes both input and output cables (AC or AC/DC) and will be packaged with up to 10 SmartTips®.
We began shipments to Targus under this Targus Agreement during June 2009.

•	Revenue for the second quarter of fiscal 2010 increased to $7.6 million compared to $3.2 million for the second quarter of fiscal 2009. The increase is primarily attributable to shipments made to Targus under the Targus Agreement discussed above. Revenue for the six months ended July 31, 2009 increased $2.6 million or 38 percent, compared to the comparable period of the prior fiscal year, and is also primarily attributable to sales to Targus.

•	In late January 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory. We are in the initial test production runs of our new product for Lenovo and we currently anticipate selling this new product in the second half of the current fiscal year.

•	The fiscal 2009 level of sales was insufficient to fully absorb our fixed supply chain overhead, resulting in negative gross margins and we did not generate positive gross margins on the sale of our ChargeSource® products until the second quarter of fiscal 2010, when our sales levels increased and fully absorbed our fixed supply chain overhead. Our future is highly dependent on our ability to sell our products at a profit and out ultimate return to overall profitability. The Company remains focused on efforts to drive further increases in sales in order to absorb our fixed operating costs and to become profitable. Our ability to drive increased sales is dependent upon a number of factors, including, among others:
—	Our ability to timely deliver existing, new and enhanced products meeting our customers’ required specifications in sufficient quantities to satisfy demand of our customers including, but not limited to, the development and release for manufacture of certain AC and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM accessories channels;

—	Securing additional OEM partners; and

—	Market and customer acceptance of our new products expected to be available by the end of fiscal 2010.
•	Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

•	Our ability to timely obtain sufficient quantities of products meeting our customers’ required specifications from our third party contract manufacturers and our ability to reduce our unit costs for such products. Reducing our product costs is important to our continuing efforts to improve our margins and we are currently in negotiations with our contract manufacturers in this regard.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and six months ended July 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2009.
Results of Operations — Continuing Operations
Revenue
(in thousands except change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
					Three	Six
	2009	2008	2009	2008	Months	Months
Revenue	$7,580	$3,158	$9,602	$6,979	140%	38%

Operating loss	$(653)	$(3,133)	$(3,522)	$(7,259)

Net loss from continuing operations	$(635)	$(2,534)	$(3,515)	$(5,660)

Revenue by Region
(in thousands except change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
					Three	Six
	2009	2008	2009	2008	Months	Months
Revenue:
North America	$5,779	$315	$5,820	$391	1,735%	1,388%
Europe	69	153	78	683	(55%)	(89%)
Asia	1,732	2,690	3,704	5,905	(36%)	(37%)

	$7,580	$3,158	$9,602	$6,979

Revenue by Customer
(in thousands except change)

	Three Months Ended				Six Months Ended				Year over Year
	July 31,				July 31,				% Change
									Three	Six
	2009		2008		2009		2008		Months	Months
		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Revenue:
Kensington	$59	1%	$363	11%	$71	1%	$822	12%	(84%)	(91%)
Lenovo	1,757	23%	2,703	86%	3,763	39%	5,925	85%	(35%)	(36%)
Targus	5,764	76%	—	—	5,764	60%	—	—	100%	100%
Other	—	—	92	3%	4	—	232	3%	(100%)	(98%)

	$7,580	100%	$3,158	100%	$9,602	100%	$6,979	100%	140%	38%

     Revenue for the three and six months ended July 31, 2009 increased by $4.4 million, or 140 percent, and $2.6 million, or 38 percent, respectively, compared to the corresponding periods of fiscal 2009. The increase is attributable to increases in revenue relating to shipments to Targus during the second quarter of fiscal 2010. In June, we began shipping a 90-watt AC adapter to Targus under the Targus Agreement. The number of units shipped to Lenovo decreased during the three and six months ended July 31, 2009 compared to the corresponding periods of the prior fiscal year resulting in declining revenue attributable to Lenovo during the three and six months ended July 31, 2009 compared to the comparable prior year periods. The Lenovo revenue decrease is due to reduced sales quantities of the current 90-watt slim and light product. We are preparing to ship a new product to Lenovo and we believe demand for the legacy slim and light product has declined in expectation of the release of the new product. We currently anticipate selling the new Lenovo product in the second half of the current fiscal year.

Cost of Revenue and Gross Margin
(in thousands except
margin and change)

	Three Months Ended				Six Months Ended				Year over Year
	July 31,				July 31,				% Change
									Three	Six
	2009		2008		2009		2008		Months	Months
		% of		% of		% of		% of
		Total		Total		Total		Total
Cost of revenue:
Product Cost	$5,527	98%	$2,892	87%	$7,258	91%	$6,299	88%	91%	15%
Under-absorption of fixed supply chain overhead	51	1%	352	10%	544	7%	737	10%	(86%)	(26%)
Inventory reserve and scrap charges	83	1%	—	—	194	2%	—	—	100%	100%
Freight, expedite, and other charges	3	—	93	3%	3	—	130	2%	(97%)	(98%)

	$5,664	100%	$3,337	100%	$7,999	100%	$7,166	100%	70%	12%

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		ppt Change
					Three	Six
	2009	2008	2009	2008	Months	Months
Gross margin (loss)	25%	(6%)	17%	(3%)	31	20
     Cost of revenue for the three and six months ended July 31, 2009 increased by $2.3 million, or 70 percent, and $0.8 million, or 12 percent, respectively, compared to the corresponding periods of fiscal 2009. These increases are attributable to the increase in sales for the three and six months ended July 31, 2009 compared to the comparable prior year period. Gross margins improved with the introduction of the 90-watt AC product sold to Targus and the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The margins for products distributed into retail channels through our exclusive relationship with Targus are higher when compared to products developed for OEM customers due to certain design requirements of our OEM customers. Additionally, as revenues increased, combined gross margin improved over the three and six months ended July 31, 2009 compared to the corresponding prior year periods, as the Company was better able to absorb its fixed manufacturing overhead, which remained fairly comparable during the three and six months ended July 31, 2009 and 2008.
Operating Costs and Expenses
(in thousands except change)

	Three Months Ended				Six Months Ended				Year over Year %
	July 31,				July 31,				Change
									Three	Six
	2009		2008		2009		2008		Months	Months
		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue

Operating expenses:
SG&A expenses, excluding corporate overhead	$511	7%	$832	26%	$1,325	14%	$2,114	30%	(39%)	(37%)
Corporate overhead	1,086	14%	1,361	43%	1,958	20%	3,581	51%	(20%)	(45%)
Engineering and support expenses	972	13%	761	24%	1,842	19%	1,377	20%	28%	34%

	$2,569	34%	$2,954	93%	$5,125	53%	$7,072	101%	(13%)	(28%)

     Selling, general, and administrative expenses for the three and six months ended July 31, 2009 decreased $0.3 million, or 39 percent, and $0.8 million, or 37 percent, respectively, compared to the corresponding periods of fiscal 2009. The decreases are caused by decreased legal fees of $0.5 million and $1.1 million, respectively, for the three and six months ended July 31, 2009 related to fees incurred in support of the iGo litigation which was dismissed in May 2009. The decrease in legal fees was partially offset by increased personnel and consulting costs of $0.2 million and $0.3 million in our sales and marketing department.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.3 million and $1.6 million, respectively, for the three and six months ended July 31, 2009 when compared to the corresponding periods of the prior fiscal year. The decrease for the three months ended July 31, 2009 relates primarily to decreased consulting fees of $0.2 million and decreased legal fees of $0.1 million in support of public company matters. The decrease of $1.6 million for the six months ended July 31, 2009 relates to $1.0 million of non-recurring severance costs as well as decreased consulting fees of $0.3 million and decreased legal fees of $0.2 million.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2009 increased $0.2 million, or 28 percent, and $0.5 million, or 34 percent, respectively. These increases are primarily due to increased personnel costs and material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels.
Other Income, net
     Other income, net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. Interest income earned on invested cash balances for the three and six months ended July 31, 2009 totaled $20,000 and $53,000, respectively. For the three and six months ended July 31, 2008, interest income totaled $23,000 and $77,000, respectively. The current year decrease in interest income is due to decreased invested cash balances and decreased interest rates earned on invested cash balances.
Income Tax Expense
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first six months of fiscal 2010, the adjusted net deferred tax assets remain fully reserved as of July 31, 2009. In accordance with paragraph 140 of Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” a tax benefit has been recorded utilizing a combined effective rate of 39.2 percent for the three and six months ended July 31, 2008, to reflect the utilization of losses from current operations to offset the income from discontinued operations. No similar tax allocation was made during the three and six months ended July 31, 2009 as the results from discontinued operations were minor.
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

Discontinued Operations — Call Box
Income (loss) from Discontinued Operations
(in thousands except change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
					Three	Six
	2009	2008	2009	2008	Months	Months
Gain on sale, net of income taxes of $150,000	$—	$232	$—	$232	(100%)	(100%)
Income (loss) from discontinued operations, before taxes	(21)	375	(25)	1,149	(106%)	(102%)
Income tax expense	—	(147)	—	(450)	(100%)	(100%)

Income (loss) from discontinued operations	$(21)	$460	$(25)	$931	(105%)	(103%)

     The sale of the call box business was completed on July 10, 2008, which resulted in an after tax gain of $232,000 during the three and six months ended July 31, 2008. During the third and fourth quarters of fiscal 2009, additional adjustments were made to the pre-tax gain on the sale of the call box business in the net amount of $108,000 of additional gain. These adjustments were recorded in the period incurred.
     The year to date loss from the call box discontinued operations incurred in fiscal 2010 of $25,000 relates primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the call box business.
Discontinued Operations — Wireless Test Solutions
Income(loss) from Discontinued Operations
(in thousands except change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
					Three	Six
	2009	2008	2009	2008	Months	Months
Gain on sale, net of income taxes of $0	$—	$—	$—	$—	—	—
Income (loss) from discontinued operations, before taxes	(6)	700	37	2,341	(100%)	(98%)
Income tax expense	—	(275)	—	(918)	100%	100%

Income (loss) from discontinued operations	$(6)	$425	$37	$1,423	(101%)	(97%)

     The sale of the wireless test solutions (“WTS”) business was completed on January 6, 2009. The year to date income from the WTS discontinued operations of $37,000 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom, the buyer of the WTS business.

Liquidity and Capital Resources
     Cash and cash equivalents at July 31, 2009 decreased $2.6 million to $11.5 million as compared to $14.1 million at January 31, 2009. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(3,438)	$(2,218)
Investing activities	(154)	(835)
Financing activities	957	—
Operating Activities
     Cash used in operating activities of $3.4 million for the six months ended July 31, 2009 was driven by our net loss from continuing operations of $3.5 million. Although the net changes to operating assets and liabilities were minor on a collective basis there were some noteworthy changes. Our accounts receivable balance increased by $3.6 million, primarily due to shipments to Targus during the second quarter, which increase was partially offset by increases in our payables of $2.9 million relating to liabilities due to our contract manufacturers. Additionally, our inventory balance declined by $0.6 million due to shipments of the 90-watt slim and light product to Lenovo.
     Cash used in operating activities of $2.2 million for the six months ended July 31, 2008 was driven by our net loss from continuing operations of $5.7 million offset by non-cash depreciation and amortization of $0.5 million and cash provided by discontinued operations of $6.4 million, including proceeds of $2.7 million from the sale of our call box business in July 2008. Additionally our accounts receivable and inventory balances increased by $1.7 million and $1.6 million, respectively, as a result of increased sales volumes. Included in our year to date loss for the six months ended July 31, 2008 was non-recurring severance costs totaling $1.0 million.
Investing Activities
     During the six months ended July 31, 2009, we purchased $0.2 million of property and equipment, primarily tooling and other equipment used by our contract manufacturers for our power products. Additionally, during the six months ended July 31, 2009, our US Bank letter of credit which was secured by a $77,000 certificate of deposit matured on May 1, 2009.
     During the six months ended July 31, 2008, we purchased $0.4 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.
Financing Activities
     During the six months ended July 31, 2009, we borrowed $1.0 million against our credit facility with Silicon Valley Bank (“SVB”). Additionally, we paid SVB $43,000 in conjunction with the Loan and Security Agreement described below. During the six months ended July 31, 2008, the Company did not engage in any financing activities.
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB. The credit facility provided under the Loan Agreement matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. At July 31, 2009, the Company had $1.0 million in borrowings and one letter of credit in the amount of $77,000 outstanding under this Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. As of July 31, 2009 we had $1.8 million in remaining unused borrowing availability.
     We believe that our existing cash and cash equivalent balances, as well as borrowings under our existing credit facility will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:
•	In the event that any of our significant customers cancel or delay a significant amount of orders or are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the contract manufacturers of our ChargeSource® products become unable to manufacture our products at the level currently anticipated, should our ChargeSource® products fail to meet any required specifications, or should we encounter any unexpected problems, difficulties or delays in the production of our ChargeSource® products, our operating results and cash flows would be negatively impacted.

•	The delay in development, delivery or release of our ChargeSource® products could negatively impact our revenue, operating results and cash flows.
     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of July 31, 2009, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the period covered by this quarterly report on Form 10-Q. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     Our management, including the Chief Executive Officer and Chief Financial Officer, concluded there was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On July 15, 2009, a former officer and employee filed a demand for arbitration against us with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the January 2009 sale of our WTS business to Ascom constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by us as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. We have denied that a Change of Control occurred and contend that the former employee is not entitled to any payment pursuant to the Severance Compensation Agreement. The outcome of this matter is neither determinable nor estimable as of the date of filing this quarterly report on Form 10-Q.
     In addition to the pending matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 1A.	RISK FACTORS
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2009 as well as any amendments thereto or additions and changes thereto contained in our quarterly report on Form 10-Q for the first quarter of fiscal 2010, this quarterly report on Form 10-Q and any other reports and filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, our quarterly report on Form 10-Q for the first quarter of fiscal 2010, this quarterly report on Form 10-Q and our other reports and filings are not necessarily a definitive list of all factors, risks and uncertainties, that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2009, as amended or supplemented by our quarterly report on Form 10-Q for the first quarter of fiscal 2010, except as set forth below.
We rely on a limited number of contract manufacturers and suppliers and any delays, disruptions or quality control problems in the manufacturing operations of such manufacturers and suppliers or any disruptions in our relationships with our contract manufacturers and suppliers could adversely impact our ability to sell our products, harm our reputation, impair our customer relations and adversely affect our business, results of operations and prospects.
     We currently procure, and expect to continue to procure, our ChargeSource® products from a limited number of contract manufacturers who we believe will meet certain quality and performance requirements. During the three and six months ended July 31, 2009, two suppliers represented an aggregate of approximately 92% and 83% percent, respectively, of the total product costs of our ChargeSource® products. We sometimes purchase customized components from single sources.
     The performance of our contract manufacturers and suppliers is largely outside of our control and involves various risks, including risks associated with limited control over price, procurement of raw materials, timely delivery and quality. In the past, we have experienced, and may continue to experience, shortages of products purchased from single sources or a limited number of suppliers. Our contract manufacturers and suppliers may fail to timely deliver products or fail to provide products of sufficient quality or which fail to meet required specifications. If this occurs or if our relationship with our contract manufacturers and suppliers is disrupted in any way, we may lose sales, or we may be required to adjust product designs and/or production schedules or develop suitable alternative contract manufacturers and suppliers, which could result in delays in the production and delivery of products to our customers. Any such delays, disruptions or quality control problems could adversely impact our ability to sell our products, harm our reputation, impair our customer relationships and adversely affect our business, results of operations and prospects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1.	The Annual Meeting of Shareholders of Comarco was held on August 20, 2009 (the “Annual Meeting”). The holders of Comarco’s stock were entitled to elect five directors to serve until the next annual meeting of shareholders and until each such person’s respective successor is duly elected and qualified. The following table sets forth the names of the five persons elected at the Annual Meeting to serve as directors until 2010 and the number of votes cast for or withheld with respect to each such person.

	For	Withheld
Jeffrey R. Hultman	4,413,587	2,588,422
Samuel M. Inman, III	6,221,323	780,686
Gerald D. Griffin	5,996,413	1,005,596
Richard T. LeBuhn	6,672,144	329,865
Robert J. Majteles	6,190,725	811,284
2.	At the Annual Meeting the shareholders also voted on and approved the ratification of the appointment of BDO Seidman, LLP as Comarco’s independent registered public accounting firm for the fiscal year ending January 31, 2010. The vote for the proposal was as follows:

For	Against	Abstentions
6,238,600	670,996	92,913

ITEM 5.	OTHER INFORMATION
     As previously disclosed in the Company’s current report on Form 8-K filed with the SEC on July 24, 2009, the Company’s Board of Directors adopted an amendment to the Company’s Amended and Restated Bylaws on July 22, 2009 reducing the authorized number of directors from six directors to five directors. This amendment became effective on August 20, 2009. The complete text of the Company’s Amended and Restated Bylaws, as amended, is attached as Exhibit 3.2 to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated By-Laws of Comarco, Inc.

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our registration statement on Form 8-A, filed on February 6, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.
Date: September 14, 2009	/s/ Samuel M. Inman, III
Samuel M. Inman, III
President and Chief Executive Officer

Date: September 14, 2009	/s/ Winston E. Hickman
Winston E. Hickman
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc.

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002