Form 10-Q
period 2009-10-31
COMARCO INC
filed 2009-12-11
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  OCTOBER 31, 2009
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
                    Yes ☐            No ☑
The registrant had 7,326,671 shares of common stock outstanding as of December 4, 2009.

COMARCO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	October 31,	January 31,
	2009	2009(A)
ASSETS
Current Assets:
Cash and cash equivalents	$10,744	$14,144
Accounts receivable, net of reserves of $14 and $14	8,153	3,974
Inventory, net of reserves of $1,460 and $1,488	468	1,232
Other current assets	330	862

Total current assets	19,695	20,212
Property and equipment, net	1,206	1,279
Restricted cash	—	77

Total assets	$20,901	$21,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,590	$1,501
Accrued liabilities	4,294	3,178
Line of credit	1,000	—

Total current liabilities	7,884	4,679
Tax liability	33	86
Deferred rent, net of current portion	94	182

Total liabilities	8,011	4,947

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2009 and January 31, 2009, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,671 shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	733	733
Additional paid-in capital	14,903	14,705
Retained earnings (accumulated deficit)	(2,746)	1,183

Total stockholders’ equity	12,890	16,621

Total liabilities and stockholders’ equity	$20,901	$21,568

(A)	Derived from the audited consolidated financial statements as of January 31, 2009.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenue	$7,550	$3,236	$17,152	$10,215
Cost of revenue	5,762	3,237	13,761	10,403

Gross profit (loss)	1,788	(1)	3,391	(188)

Selling, general, and administrative expenses	1,243	1,402	4,525	7,097
Engineering and support expenses	1,017	730	2,860	2,107

	2,260	2,132	7,385	9,204

Operating loss	(472)	(2,133)	(3,994)	(9,392)
Other income (expense), net	(5)	24	3	105

Loss from continuing operations before income taxes	(477)	(2,109)	(3,991)	(9,287)
Income tax benefit (expense)	59	(882)	59	636

Net loss from continuing operations	(418)	(2,991)	(3,932)	(8,651)
Income (loss) from discontinued operations, net of income taxes	(9)	(1,368)	3	986

Net loss	$(427)	$(4,359)	$(3,929)	$(7,665)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.06)	$(0.41)	$(0.54)	$(1.18)
Net income (loss) from discontinued operations	—	(0.18)	—	0.13

	$(0.06)	$(0.59)	$(0.54)	$(1.05)

Weighted average common shares outstanding:
Basic	7,327	7,327	7,327	7,327

Diluted	7,327	7,327	7,327	7,327

Common shares outstanding	7,327	7,327	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,932)	$(8,651)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	582	887
Loss on sale/retirement of property and equipment	6	16
Loan origination fees	43	—
Stock based compensation expense	198	184
Provision for obsolete inventory	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,179)	(1,641)
Inventory	792	(2,268)
Other assets	532	(56)
Accounts payable	1,089	440
Accrued liabilities	1,116	(259)
Deferred rent	(88)	(154)
Tax liability	(53)	—

Net cash used in continuing operating activities	(3,922)	(11,502)
Net cash provided by discontinued operating activities	3	3,426

Net cash used in operating activities	(3,919)	(8,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(515)	(554)
Decrease in restricted cash	77	—

Net cash used in continuing investing activities	(438)	(554)
Net cash used in discontinued investing activities	—	(774)

Net cash used in investing activities	(438)	(1,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	1,000	—
Loan origination fees	(43)	—

Net cash provided by financing activities	957	—

Net decrease in cash and cash equivalents	(3,400)	(9,404)
Cash and cash equivalents, beginning of period	14,144	17,011

Cash and cash equivalents, end of period	$10,744	$7,607

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$—

Cash paid for income taxes, net of refunds	$—	$18

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
2. Summary of Significant Accounting Policies
Future operations, Liquidity and Capital Resources:
     The Company has experienced pre-tax losses from continuing operations during the three and nine months ended October 31, 2009 and 2008 totaling $0.5 million and $2.1 million and $4.0 million and $9.3 million, respectively. Further, the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its Strategic Product Development and Supply Agreement with Targus Group International, Inc. (“Targus”), dated March 16, 2009, pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company has continued its negotiations with its contract manufacturers and other suppliers to reduce unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     The Company had working capital totaling approximately $11.8 million at October 31, 2009. Management of the Company believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for at least the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. The current U.S. capital markets remain relatively illiquid and the availability of funds is sparse. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended January 31, 2009. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2010. The Company has evaluated subsequent events through December 11, 2009, the date of issuance of its consolidated financial position and results of operations.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Recently Adopted Accounting Pronouncements:
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
“Codification”) (ASC Topic 105). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As a result of the adoption of this pronouncement, this Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, has updated all accounting references with ASC references and references the former SFAS guidance. In all subsequent public filings references will be made to the Codification as the sole source of authoritative literature. The adoption of the Codification had no impact on the Company’s financial condition, results of operations or cash flows.
3. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its call box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $382,000 during the second quarter of fiscal 2009. In accordance with the provisions of ASC Topic 360-10-35 Property, Plant and Equipment (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”) the results of the call box business are now presented as discontinued operations for all periods in the unaudited interim condensed consolidated financial statements.
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
     Operating results of the call box discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$3,680

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $32,000 and $182,000	$—	$50	$—	$282
Income (loss) from discontinued operations, before taxes	—	—	(25)	1,149
Income tax expense	—	—	—	(450)

Total income (loss) from discontinued operations	$—	$50	$(25)	$981

     During the fourth quarter of fiscal 2009, additional adjustments were made to the pre-tax gain on the sale of the call box business in the amount of $25,000 of additional gain. These adjustments were recorded in the period incurred.
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
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$—	$1,000	$—	$11,548

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	(9)	(2,332)	28	9
Income tax benefit (expense)	—	914	—	(4)

Total income (loss) from discontinued operations	$(9)	$(1,418)	$28	$5

     Included in the three and nine months ended October 31, 2008 income (loss) was approximately $1.0 million in professional fees incurred relating to the sale of the WTS business to Ascom.
     The fiscal 2010 year to date income from the WTS discontinued operations of $28,000 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom.
4. Stock-Based Compensation
     The Company grants stock options with an exercise price equal to the fair value of the shares at the date of grant and restricted stock units for a fixed number of shares to employees and outside directors.
     The Company accounts for stock-based compensation under ASC Topic 718 Stock Compensation (originally issued as SFAS No. 123R, “Share-Based Payment”), using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
assumptions used to value employee stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires subjective judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.
     The compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Total compensation expense relating to ASC 718	$68	$16	$198	$208
Less: Amounts reflected in discontinued operations	—	(8)	—	(24)

Compensation expense relating to ASC 718 from continuing operations	$68	$8	$198	$184

Impact on diluted earnings per share	$0.01	$0.00	$0.03	$0.03
     The total compensation cost related to nonvested awards not yet recognized is approximately $684,000, which will be expensed over a weighted average remaining life of 35.0 months.
     During the three and nine months ended October 31, 2009, 69,204 restricted stock units were granted and no stock options were granted. The fair value of the restricted stock units granted during the three and nine months ended October 31, 2009 was estimated using the stock price on the date of the grant of $2.89 and a forfeiture rate of 8.2 percent. No stock options were granted during the three months ended October 31, 2008. The fair value of the 45,000 options granted under the Company’s stock option plans during the nine months ended October 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

Nine Months
Ended
October 31,
2008
Weighted average risk-free interest rate	3.0%
Expected life (in years)	5.9
Expected stock volatility	38.1%
Dividend yield	None
Expected forfeitures	8.2%
     Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees are eligible to receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted awards to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001.
     The Company’s Director Stock Option Plan (the “Director Plan”) expires in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no employee option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The awards granted under the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).
     Transactions and other information related to these plans for the nine months ended October 31, 2009 are summarized below:

	Outstanding Awards
		Weighted-Average
	Number of Shares	Exercise Price
Balance, January 31, 2009	1,184,000	$4.34
Awards granted	69,204	2.89
Awards canceled or expired	(80,500)	10.04
Awards exercised	—	—

Balance, October 31, 2009	1,172,704	$3.86

     As of October 31, 2009, the stock awards outstanding have an intrinsic value of $1.6 million, based on a closing market price of $3.15 per share on October 31, 2009. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2009:

	Awards Outstanding			Awards Exercisable
		Weighted-Avg.
Range of	Number	Remaining	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.09 to 4.90	882,704	8.30	$1.41	11,250	$4.57
6.19 to 9.89	166,000	5.08	7.77	150,250	7.80
10.43 to 11.60	60,000	5.46	10.72	52,500	10.76
15.07	10,000	1.67	15.07	10,000	15.07
20.04 to 23.67	54,000	0.55	22.16	54,000	22.16

	1,172,704	7.29 years	3.86	278,000	11.28

     Stock awards exercisable at October 31, 2009 were 278,000 at a weighted-average exercise price of $11.28. At October 31, 2009, shares available for future grants under the 2005 Plan were 116,796 and under the Director Plan were 625.
5. Stockholders’ Equity
     During 1992, the Company’s Board of Directors authorized a stock repurchase program of up to 3.0 million shares of the Company’s common stock. From program inception through October 31, 2009, the Company

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
repurchased approximately 2.7 million shares for an average price of $8.20 per share. During the three and nine months ended October 31, 2009 and 2008, the Company did not repurchase any shares of common stock. During the fourth quarter of fiscal 2010, the Board of Directors terminated this program.
6. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2009 and 2008, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock awards in the calculation would have been antidilutive.
     Potential common shares of 252,565 and 194,246 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2009, as the effect would have been antidilutive. There were no potentially dilutive common shares related to outstanding stock awards for the three and nine months ended October 31, 2008, because the exercise price of the outstanding stock awards exceeded the Company’s average closing stock price during the three and nine months ended October 31, 2008.
     The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Basic and diluted:
Net loss from continuing operations	$(418)	$(2,991)	$(3,932)	$(8,651)
Weighted average shares outstanding	7,327	7,327	7,327	7,327

Basic and diluted loss per share from continuing operations	$(0.06)	$(0.41)	$(0.54)	$(1.18)

Net income (loss) from discontinued operations	$(9)	$(1,368)	$3	$986
Weighted average shares outstanding	7,327	7,327	7,327	7,327

Basic and diluted earnings (loss) per share from discontinued operations	$—	$(0.18)	$—	$0.13

Net loss	$(427)	$(4,359)	$(3,929)	$(7,665)
Weighted average shares outstanding	7,327	7,327	7,327	7,327

Basic and diluted loss per share	$(0.06)	$(0.59)	$(0.54)	$(1.05)

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended October 31,
	2009		2008
		(In thousands)
Total revenue	$7,550	100%	$3,236	100%

Customer concentration:
Targus Group International, Inc.	$6,471	86%	$—	—
Lenovo Information Products Co., Ltd	956	13%	2,521	78%
Trust International BV	123	1%	521	16%

	$7,550	100%	$3,042	94%

	Nine Months Ended October 31,
	2009		2008
		(In thousands)
Total revenue	$17,152	100%	$10,215	100%

Customer concentration:
Targus Group International, Inc.	$12,235	71%	$—	—
Lenovo Information Products Co., Ltd	4,719	28%	8,447	83%

	$16,954	99%	$8,447	83%

     In March 2009, the Company entered into a Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus. The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010.
     The customers comprising 10 percent or more of the Company’s gross accounts receivable at either October 31, 2009 or January 31, 2009 are listed below (in thousands):

	October 31, 2009		January 31, 2009
Total gross accounts receivable	$8,167	100%	$3,988	100%

Customer concentration:
Targus Group International, Inc.	6,306	77%	—	—
Lenovo Information Products Co., Ltd	1,230	15%	3,366	84%
Trust International BV	123	2%	606	15%

	$7,659	94%	$3,972	99%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant contract manufacturers or suppliers could adversely affect our operations. For the three and nine months ended October 31, 2009, two of our contract manufacturers provided an aggregate of 79 and 84 percent, respectively, of total product costs. For the three and nine months ended October 31, 2008, one of our contract manufacturers provided 81 and 74 percent, respectively, of total product costs.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     At October 31, 2009, approximately $2.0 million or 78 percent, of the Company’s accounts payable of $2.6 million and $1.8 million or 42 percent of the Company’s accrued liabilities of $4.3 million was payable to one of our contract manufacturers providing the majority of the product costs for the three months ended October 31, 2009. At January 31, 2009, approximately $472,000 or 31 percent, of the Company’s accounts payable of $1.5 million, and $161,000 or 5 percent of the Company’s accrued liabilities of $3.2 million was payable to one of our contract manufacturers.
8. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	October 31,	January 31,
	2009	2009
Raw materials	$373	$290
Finished goods	95	942

	$468	$1,232

     As of October 31, 2009, approximately $128,000 of total net inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China.
9. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical experience. These amounts are recorded in accrued liabilities in the unaudited interim condensed consolidated balance sheets. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	Nine Months Ended
	October 31,
	2009	2008
Beginning balance	$86	$46
Accruals for warranties issued during the period	172	106
Utilization	(90)	(70)

	$168	$82

10. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility provided under the Loan Agreement matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. During the second quarter of fiscal 2010, the Company borrowed $1,000,000 under the Loan Agreement, which remains outstanding at October 31, 2009. Additionally, under this Loan Agreement, we have one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
perfected security interest in Borrower’s assets, including intellectual property. As of October 31, 2009, the Company was in compliance with the covenants in the Loan Agreement and had $1.3 million in remaining unused borrowing availability.
11. Commitments and Contingencies
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
Executive Severance Commitments
     The Company has severance compensation agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements. During the three and nine months ended October 31, 2008, severance of approximately $0 and $1.0 million was accrued relating to the departure of three corporate officers. During the three and nine months ended October 31, 2009, no similar severance expense was incurred.
Letter of Credit
     In May 2006, the Company obtained a $0.5 million letter of credit from US Bank pursuant to a lease provision for the corporate offices to which the Company relocated on August 28, 2006. On November 6, 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. In the fourth quarter of fiscal 2009, the letter of credit was reduced a final time to $77,000 pursuant to the provisions of the lease. The letter of credit was secured by a certificate of deposit that matured on May 1, 2009, and is reflected as restricted cash on the condensed consolidated balance sheet as of January 31, 2009. During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank to allow for continuous and unlapsed compliance with the lease provision. The letter of credit from Silicon Valley Bank is not secured by a certificate of deposit but is treated as a reduction in available borrowings under the Loan Agreement.
Legal Contingencies
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow and profitability. The Company’s actual results may differ materially from those discussed in any such forward-looking statements. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to: the fact that we have a history of losses and may continue to incur losses in the future; the fact that we did not generate a positive margin on the sale of our ChargeSource® products until the second quarter of fiscal 2010 and many factors, including factors outside our control, will determine our ability to generate positive gross margins in the future; uncertain demand for our products and the difficulty of accurately estimating demand; quarterly and seasonal fluctuations in revenue and other operating results; the risk that customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of the products will likely decrease over their sales cycles; our reliance on a limited number of customers for a significant portion of our revenue; our reliance on a limited number of contract manufacturers and component suppliers and the fact that any delays or disruptions in their production of our products or in the components that go into our products, or any increases in component costs, would adversely impact our results of operations and financial condition; increased competition; unanticipated delays in our ability to develop and introduce new products timely and successfully; the risk of third parties infringing our intellectual property; general economic, political, and market conditions; and the costs and expenses that the Company may incur as a result of arbitration, litigation or other adverse proceedings and other factors, including factors outside our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
     The Company has experienced pre-tax losses from continuing operations during the three and nine months ended October 31, 2009 and 2008 totaling $0.5 million and $2.1 million and $4.0 million and $9.3 million, respectively. Further, the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its Strategic Product Development and Supply Agreement with Targus Group International, Inc. (“Targus”) dated March 16, 2009, pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company has continued its negotiations with its contract manufacturers and other suppliers to reduce unit costs. Although certain costs reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve its profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     Management currently considers the following additional trends, events, and uncertainties to be important to understanding our business:
•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. The product is expected to ship early next calendar year.

•	On March 16, 2009, we entered into an exclusive Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus. The product offerings for Targus include the following:
•	A programmable AC adapter that connects easily to a standard wall plug and includes a DC cable that supports charging two devices simultaneously. We expect this adapter will be packaged with up to 10 SmartTips®.

•	A programmable AC adapter that includes both input and output cables (AC or AC/DC) and will be packaged with up to 10 SmartTips®.

We began shipments to Targus under this Targus Agreement during June 2009.

•	Revenue for the third quarter of fiscal 2010 increased to $7.6 million compared to $3.2 million for the third quarter of fiscal 2009. The increase is primarily attributable to shipments made to Targus under the Targus Agreement discussed above. Revenue for the nine months ended October 31, 2009 increased $6.9 million or 68 percent, compared to the comparable period of the prior fiscal year, and is also primarily attributable to sales to Targus.

•	In late January 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory. During the third quarter of the current fiscal year, we began shipments to Lenovo of our newest generation of our slim and light product.

•	The fiscal 2009 level of sales was insufficient to fully absorb our fixed supply chain overhead, resulting in negative gross margins and we did not generate positive gross margins on the sale of our ChargeSource® products until the second quarter of fiscal 2010, when our sales levels increased and fully absorbed our fixed supply chain overhead. Our future is highly dependent on our ability to sell our products at a profit and our ultimate return to overall profitability. The Company remains focused on efforts to drive further increases in sales in order to absorb our fixed operating costs and to become profitable. Our ability to drive increased sales is dependent upon a number of factors, including, among others:
•	Our ability to timely deliver existing, new and enhanced products meeting our customers’ required specifications in sufficient quantities to satisfy demand of our customers including, but not limited to, the development and release for manufacture of certain AC and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM accessories channels;

•	Securing additional OEM partners; and

•	Market and customer acceptance of our new products that began shipping in the third quarter of fiscal 2010.
•	Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

•	Our ability to timely obtain sufficient quantities of products meeting our customers’ required specifications from our third party contract manufacturers and our ability to reduce our unit costs for such products. Reducing our product costs is important to our continuing efforts to improve our margins and we are currently in negotiations with our contract manufacturers in this regard.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2009.
Results of Operations — Continuing Operations
Revenue
(in thousands except change)

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		% Change
					Three	Nine
	2009	2008	2009	2008	Months	Months
Revenue	$7,550	$3,236	$17,152	$10,215	133%	68%

Operating loss	$(472)	$(2,133)	$(3,994)	$(9,392)

Net loss from continuing operations	$(418)	$(2,991)	$(3,932)	$(8,651)

Revenue by Region
(in thousands except change)

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		% Change
					Three	Nine
	2009	2008	2009	2008	Months	Months
Revenue:
North America	$6,198	$74	$12,018	$466	8,276%	2,479%
Europe	172	647	250	1,329	(73%)	(81%)
Asia	1,180	2,515	4,884	8,420	(53%)	(42%)

	$7,550	$3,236	$17,152	$10,215

Revenue by Customer
(in thousands except change)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,				Year over Year
	2009		2008		2009		2008		% Change
		% of		% of		% of		% of	Three	Nine
		Revenue		Revenue		Revenue		Revenue	Months	Months
Revenue:
Kensington	$—	—	$125	4%	$72	—	$946	9%	(100%)	(92%)
Lenovo	956	13%	2,521	78%	4,719	28%	8,447	83%	(62%)	(44%)
Targus	6,471	86%	—	—	12,235	71%	—	—	100%	100%
Trust	123	1%	521	16%	123	1%	530	5%	(76%)	(77%)
Other	—	—	69	2%	3	—	292	3%	(100%)	(99%)

	$7,550	100%	$3,236	100%	$17,152	100%	$10,215	100%	133%	68%

     Revenue for the three and nine months ended October 31, 2009 increased by $4.3 million, or 133 percent, and $6.9 million, or 68 percent, respectively, compared to the corresponding periods of fiscal 2009. The increase is attributable to increases in revenue relating to shipments to Targus commencing during the second quarter of fiscal 2010. In June, we began shipping a 90-watt AC adapter to Targus under the Targus Agreement and revenue for the third quarter of fiscal 2010 also includes initial shipments of the Company’s new retail “Slim and light” power adapter which were completed late in the quarter. The number of units shipped to Lenovo decreased during the three and nine months ended October 31, 2009 compared to the corresponding periods of the prior fiscal year resulting in declining revenue attributable to Lenovo during the three and nine months ended October 31, 2009 compared to the comparable prior year periods. The Lenovo revenue decrease is due to reduced sales quantities of the current 90-watt slim and light product. We began shipping a new product to Lenovo late in the third quarter of fiscal 2010 and we believe demand for the legacy slim and light product declined in expectation of the release of the new product.
Cost of Revenue and Gross Margin
(in thousands except margin and change)

	Three Months Ended				Nine Months Ended				Year over Year
	October 31,				October 31,				% Change
										Nine
	2009		2008		2009		2008		Three Months	Months
		% of Total		% of Total		% of Total		% of Total
Cost of revenue:
Product Cost	$5,686	98%	$2,967	92%	$12,943	94%	$9,265	89%	92%	40%
Under-absorption of fixed supply chain overhead	32	1%	227	7%	576	4%	964	9%	(86%)	(40%)
Inventory reserve and scrap charges	(45)	(1%)	54	1%	150	1%	54	1%	(183%)	178%
Freight, expedite, and other charges	89	2%	(11)	—	92	1%	120	1%	909%	(23%)

	$5,762	100%	$3,237	100%	$13,761	100%	$10,403	100%	78%	32%

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		ppt Change
	2009	2008	2009	2008	Three Months	Nine Months
Gross margin (loss)	24%	0%	20%	(2%)	24	22
     Cost of revenue for the three and nine months ended October 31, 2009 increased by $2.5 million, or 78 percent, and $3.4 million, or 32 percent, respectively, compared to the corresponding periods of fiscal 2009. These increases are primarily attributable to the increase in sales for the three and nine months ended October 31, 2009 compared to the comparable prior year period. Gross margins improved with the introduction of the 90-watt AC product sold to Targus and the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The margins for products distributed into retail channels through our exclusive relationship with Targus are higher when compared to products developed for OEM customers due to certain design requirements of our OEM customers. Additionally, as revenues increased, combined gross margin improved over the three and nine months ended October 31, 2009 compared to the corresponding prior year periods, as the Company was better able to absorb its fixed manufacturing overhead, which remained fairly comparable during the three and nine months ended October 31, 2009 and 2008.
     The inventory and scrap recovery recorded in the third quarter of fiscal 2010 relates to the adjustment of inventory reserves based upon the sale of some legacy product during the quarter.

Operating Costs and Expenses
(in thousands except change)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2009		2008		2009		2008		Year over Year % Change
		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Operating expenses:
SG&A expenses, excluding corporate overhead	$362	5%	$443	14%	$1,687	10%	$2,557	25%	(18%)	(34%)
Corporate overhead	881	12%	959	30%	2,838	17%	4,540	44%	(8%)	(38%)
Engineering and support expenses	1,017	13%	730	22%	2,860	16%	2,107	21%	39%	36%

	$2,260	30%	$2,132	66%	$7,385	43%	$9,204	90%	(6%)	(20%)

     Selling, general, and administrative expenses for the three and nine months ended October 31, 2009 decreased $0.1 million, or 18 percent, and $0.9 million, or 34 percent, respectively, compared to the corresponding periods of fiscal 2009. The decreases are caused by decreased legal fees of $0.2 million and $1.3 million, respectively, for the three and nine months ended October 31, 2009 related to fees incurred in support of the iGo litigation which was dismissed in May 2009. The decrease in legal fees was partially offset by increased personnel and consulting costs of $0.1 million and $0.3 million, respectively, for the three and nine months ended October 31, 2009 in our sales and marketing department.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.1 million and $1.7 million, respectively, for the three and nine months ended October 31, 2009 when compared to the corresponding periods of the prior fiscal year. The decrease of $1.7 million for the nine months ended October 31, 2009 relates primarily to $1.0 million of non-recurring severance costs as well as decreased consulting fees of $0.3 million and decreased legal fees of $0.2 million. The corporate overhead reached a fairly stable run rate during the third quarter of the previous fiscal year.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2009 increased $0.3 million, or 39 percent, and $0.8 million, or 36 percent, respectively, when compared to the corresponding periods of the prior fiscal year. These increases are primarily due to increased personnel costs and material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels, as well as legal fees incurred to protect and expand our intellectual property.
Other Income, net
     Other income, net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. Interest income earned on invested cash balances for the three and nine months ended October 31, 2009 totaled $10,000 and $63,000, respectively. For the three and nine months ended October 31, 2008, interest income totaled $19,000 and $96,000, respectively. The current year decrease in interest income is due to decreased invested cash balances and decreased interest rates earned on invested cash balances. Additionally, interest expense recorded during the three and nine months ended October 31, 2009 totaled $15,000 and $60,000 respectively. The nine month amount includes loan origination fees related to the Loan Agreement entered into during the first quarter of fiscal 2010.
Income Tax Expense
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first nine months of fiscal 2010, the adjusted net deferred tax assets remain fully reserved as of October 31, 2009. In accordance with ASC Topic 740-10 Income Taxes (originally issued as Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,”) a tax expense or benefit has been recorded utilizing a combined effective rate of 39.2 percent for the three and nine months ended October 31, 2008, to reflect the utilization of losses from current operations to offset the income or loss from discontinued operations. No similar tax allocation was made during the three and nine months ended October 31, 2009 as the results from discontinued operations were minor.
     The Company adopted the provisions of ASC Topic 740 Income Taxes (originally issued as FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,”), on February 1, 2007 and recorded an $86,000 decrease in retained earnings and increased non-current liabilities by $86,000. The tax liability recorded during the first quarter of fiscal 2008 was reduced by $53,000 in the third quarter of fiscal 2010 in conjunction with the normal expiration of the statute of limitations in various states.
Discontinued Operations — Call Box
Income (loss) from Discontinued Operations
(in thousands except change)

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		% Change
						Nine
	2009	2008	2009	2008	Three Months	Months
Gain on sale, net of income taxes of $32,000 and $182,000	$—	$50	$—	$282	(100%)	(100%)
Income (loss) from discontinued operations, before taxes	—	—	(25)	1,149	—	(102%)
Income tax expense	—	—	—	(450)	—	(100%)

Income (loss) from discontinued operations	$—	$50	$(25)	$981	(100%)	(103%)

     The sale of the call box business was completed on July 10, 2008, which resulted in an after tax gain of $232,000 during the second quarter of fiscal 2009. During the third quarter of fiscal 2009, the Company recorded an additional pre-tax gain on the sale of the call box business of $150,000 in conjunction with the execution of a subcontractor agreement that provides for a monthly cash payment of $12,500 to the Company from the buyer of the call box business over a 12-month period. Offsetting the gain of $150,000 in the third quarter were additional pre-tax expenses incurred relating to the sale of the business of approximately $68,000.
     The year to date loss from the call box discontinued operations incurred in fiscal 2010 of $25,000 relates primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the call box business.

Discontinued Operations — Wireless Test Solutions

Income(loss) from Discontinued Operations
(in thousands except change)

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		% Change
	2009	2008	2009	2008	Three Months	Nine Months
Gain on sale, net of income taxes of $0	$—	$—	$—	$—	—	—
Income (loss) from discontinued operations, before taxes	(9)	(2,332)	28	9	(100%)	(211%)
Income tax benefit (expense)	—	914	—	(4)	(100%)	100%

Income (loss) from discontinued operations	$(9)	$(1,418)	$28	$5	(99%)	460%

     The sale of the wireless test solutions (“WTS”) business was completed on January 6, 2009. The year to date income from the WTS discontinued operations of $28,000 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom, the buyer of the WTS business.
Liquidity and Capital Resources
     Cash and cash equivalents at October 31, 2009 decreased $3.4 million to $10.7 million as compared to $14.1 million at January 31, 2009. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2009	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(3,919)	$(8,076)
Investing activities	(438)	(1,328)
Financing activities	957	—
Operating Activities
     Cash used in operating activities of $3.9 million for the nine months ended October 31, 2009 was driven by our net loss from continuing operations of $3.9 million. Although the net changes to operating assets and liabilities were minor on a collective basis there were some noteworthy changes. Our accounts receivable balance increased by $4.2 million, primarily due to shipments to Targus during the third quarter, such increase was partially offset by increases in our payables and accrued liabilities of $1.1 million and $1.1 million, respectively, relating primarily to liabilities due to our contract manufacturers. Additionally, our inventory balance declined by $0.8 million due to shipments of the 90-watt slim and light product to Lenovo.
     Cash used in operating activities of $8.1 million for the nine months ended October 31, 2008 was driven by our net loss from continuing operations of $8.7 million offset by non-cash depreciation and amortization of $0.9 million and cash provided by discontinued operations of $3.4 million, including proceeds of $2.7 million from the sale of our call box business in July 2008. Additionally our accounts receivable and inventory balances increased by $1.6 million and $2.3 million, respectively, as a result of increased sales volumes. Included in our year to date loss for the nine months ended October 31, 2008 was non-recurring severance costs totaling $1.0 million.

Investing Activities
     During the nine months ended October 31, 2009, we purchased $0.5 million of property and equipment, primarily tooling and other equipment used by our contract manufacturers for our power products. During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank to replace the US Bank letter of credit in the same amount that matured on May 1, 2009. Although the US Bank letter of credit was secured by a $77,000 certificate of deposit, the letter of credit from Silicon Valley Bank is not secured by a certificate of deposit but is treated as a reduction in available borrowings under the Loan Agreement.
     During the nine months ended October 31, 2008, we purchased $0.6 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.
Financing Activities
     During the nine months ended October 31, 2009, we borrowed $1.0 million against our credit facility with Silicon Valley Bank (“SVB”). Additionally, we paid SVB $43,000 in conjunction with the Loan and Security Agreement described below. During the nine months ended October 31, 2008, the Company did not engage in any financing activities.
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with SVB. The credit facility provided under the Loan Agreement matures, and any outstanding principal balance is payable in full, on February 10, 2010.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. At October 31, 2009, the Company had $1.0 million in borrowings and one letter of credit in the amount of $77,000 outstanding under this Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. As of October 31, 2009 the Company was in compliance with the covenants on the Loan Agreement and had $1.3 million in remaining unused borrowing availability.
     We believe that our existing cash and cash equivalent balances, as well as borrowings under our existing and anticipated credit facilities and our operating cash flows, will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. As of the date of this report, the Company is in the process of negotiating an extension to the termination date for the Loan Agreement or a renewal of such facility and a possible increase of the Company’s borrowing availability thereunder. The availability of borrowings under any new proposed credit arrangement remains subject to the successful negotiation and execution of definitive documentation and the terms set forth therein. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:
•	In the event that any of our significant customers cancel or delay a significant amount of orders or are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	If the contract manufacturers of our ChargeSource® products were to become unable to manufacture our products at the level currently anticipated, should our ChargeSource® products fail to meet any required specifications, or should we encounter any unexpected problems, difficulties or delays in the production of our ChargeSource® products, our operating results and cash flows would be negatively impacted.

•	The delay in development, delivery or release of our ChargeSource® products could negatively impact our revenue, operating results and cash flows.

     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of October 31, 2009, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based upon this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     Our management, including the Chief Executive Officer and Chief Financial Officer, concluded there was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2009 as well as any amendments thereto or additions and changes thereto contained in our quarterly report on Form 10-Q for the first and second quarters of fiscal 2010, this quarterly report on Form 10-Q and any other reports and filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, our quarterly report on Form 10-Q for the first and second quarters of fiscal 2010, this quarterly report on Form 10-Q and our other reports and filings are not necessarily a definitive list of all factors, risks and uncertainties, that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2009, as amended or supplemented by our quarterly report on Form 10-Q for the first and second quarters of fiscal 2010.
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
     On December 8, 2009, the Company’s Board of Directors took action to formally terminate the Company’s Stock Repurchase Plan (the “Repurchase Plan”). The Repurchase Plan was originally authorized in 1992, although the Company has not repurchased any shares pursuant to the plan since May 2007. From the Repurchase Plan’s inception through its termination, the Company repurchased an aggregate of 2,667,821 shares of its common stock through open market transactions pursuant to the Repurchase Plan.
     On September 9, 2009, the Company’s Board of Directors adopted the Non-Employee Director Compensation Policy attached hereto as Exhibit 10.16, which is hereby incorporated by reference herein.
ITEM 6.	EXHIBITS

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our quarterly Report of Form 10-Q, filed on September 14, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our registration statement on Form 8-A, filed on February 6, 2003)

10.16*	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation agreement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.
Date: December 11, 2009	/s/ Samuel M. Inman, III
Samuel M. Inman, III
President and Chief Executive Officer

Date: December 11, 2009	/s/ Winston E. Hickman
Winston E. Hickman
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 14, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

10.16*	Non-Employee Director Compensation Policy

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensation agreement