Form 10-K
period 2010-01-31
COMARCO INC
filed 2010-05-03
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-5449

COMARCO, INC.
(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	95-2088894 (I.R.S. Employer Identification No.)

25541 Commercentre Drive, Lake Forest, CA (Address of Principal Executive Offices)	92630 (Zip Code)

Registrant’s telephone number, including area code:
(949) 599-7400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $0.10 par value	The NASDAQ Stock Market LLC (NASDAQ Global Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No ☑
As of July 31, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $16 million based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market on such date.
The number of shares of the registrant’s common stock outstanding as of April 23, 2010 was 7,326,569.
Documents incorporated by reference:
Part III incorporates information by reference to portions of the registrant’s proxy statement for its fiscal 2010 annual meeting of shareholders.

COMARCO, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

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
ITEM 1. BUSINESS
General
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power products (“ChargeSource®”). These standalone mobile power adapters are used to simultaneously power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. is a California corporation whose common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
     Prior to fiscal 2010, Comarco was also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. We entered fiscal year 2009 with an objective to focus on our ChargeSource® business and to maximize the value of our wireless test solutions (“WTS”) and Call Box businesses. The assessment of our strategic initiatives with respect to these businesses culminated in the sale of these two businesses during fiscal year 2009.
     References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2010” refers to our fiscal year that ended on January 31, 2010.
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
Product Recall
     On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”), in cooperation with Comarco announced the voluntary recall (the “Recall”) of certain Targus Group International, Inc. (“Targus”) branded 90-watt universal AC power adapters for laptops which were sold at retail locations from June 2009 through March 2010.
Background & Problem Driving the Recall
     The affected product is the Targus branded 90-watt universal AC power adapters for laptops. Approximately 500,000 units are affected by the Recall, most of which were sold by Comarco to Targus in 2009 prior to delivery of the Comarco designed retail “Slim and Light” power adapter introduced to the market in late 2009 and known to investors as Comarco’s “Manhattan” product.
     The affected product, which is our legacy product that we have described to investors as our “Bronx” product, is known in the industry as a “brick” power adapter and is equipped with the proprietary design of our Original Designer Manufacturer (“ODM”) supplier and incorporates Comarco’s patented “programmable tip” technology. The problem giving rise to the Recall resulted primarily from Comarco’s contract manufacturers not adhering to Comarco’s technical specifications for the tip and connector assembly and, as a result, the tip and connector assembly not adhering to Comarco’s technical specifications. In some instances, the failure results in thermal damage to the tip and connector assembly which can cause the connector to heat. The tip and connector assembly could become hot enough to melt the plastic enclosure, or burn the consumer.
Recall Process
     Recalled units fall into two categories, those in the hands of consumers and those in the distribution channel. The distribution channel includes product in the control of Comarco and Targus, and all retailers who were notified in a “Stop Sale Notice” which Targus sent on March 10, 2010. We estimate that approximately 400,000 of the affected units are in the hands of consumers and that 100,000 additional units are currently in the distribution channel.
     Comarco has established a recall website and hotline, or “Recall Center,” for consumers to contact to determine if they have an adapter that is subject to the Recall. Consumers who confirm that they have units affected by the Recall will be provided with the information and materials needed to return the recalled unit to Comarco. After receiving and verifying that it is a recalled unit, Comarco will send the consumer a replacement unit through a recall “Fulfillment Center.” A “Repair Center” has been established for the purpose of correcting both the units returned from the consumer and the units returned from retailers.
Financial Impact
Comarco has accrued financial reserves as a result of the Recall of approximately $4.6 million in the fourth quarter of fiscal 2010 which ended on January 31, 2010. These reserves are Comarco’s current estimate of the costs associated with the recall process and includes testing, replacement costs, legal and other costs that Comarco, and in some cases Targus, have incurred or will incur as a result of the Recall. The Targus costs reflected in the reserves arise from certain costs for which Comarco is responsible under the terms of its Strategic Product Development and Supply Agreement with Targus (the “Targus Agreement”). Comarco’s estimate is based on a number of assumptions, including assumptions regarding the number of units customers and retailers will return, which is inherently difficult to predict. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding the returned product. Targus and Comarco have not reached full agreement with respect to such matters and adverse developments with respect to such matters could materially increase the costs of the Recall to Comarco. The Actual amounts incurred by Comarco as a result of the Recall may differ materially from the amounts in the reserves Comarco established as a result of the Recall.

     For more information regarding the Recall, see “Item 1A. Risk Factors— “In the first quarter of fiscal 2011, the US Consumer Product Safety Commission in cooperation with us, announced a voluntary recall of one of our power adapters. In addition, we may experience quality or safety defects in our products in the future that could cause us to institute additional product recalls, require us to provide replacement products and harm our reputation,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below.
Discontinued Operations
Call Box
     Through July 10, 2008, the Company designed, manufactured, installed, and maintained emergency call boxes for state and local governmental agencies through its Call Box business. On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008 and accordingly, the Company recorded a pre-tax gain on the sale in the amount of $0.5 million during fiscal 2009.
     Our Call Box business generated revenue totaling $3.7 million in fiscal 2009. For more information regarding our Call Box business, which has been discontinued, see Note 3 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
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
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights, which is the maximum indemnification amount that can be claimed by the buyer. The Company recorded a pre-tax gain on the sale of its WTS business of $5.9 million during the fourth quarter of fiscal 2009. On January 19, 2010 proceeds placed in escrow were released in their entirety, and the Company recorded an additional pre-tax gain on the sale of $1,276,000. This resulted in a total pre-tax gain on the sale of the WTS business of $7.2 million of which $1.3 million was recorded in fiscal 2010.
     Our WTS business generated revenue totaling $13.6 million in fiscal 2009. For more information regarding our WTS business, which has been discontinued, see Note 3 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.
Our Business
     Our business designs and develops, through outsourced contract manufacturers, standalone power adapters for notebook computers, mobile phones, and many other portable, rechargeable consumer electronic devices. These mobile power products, which are designed with the needs of the mobile professional in mind, provide a high level of functionality and compatibility with an industry leading compact design.
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

     We believe our patented electrical designs will continue to be the basis for even higher-power standalone power adapters that are expected to meet evolving global standards, including the planned standards of the European Union (“EU”) and the increasing power requirements of the notebook computer OEMs. In addition, it will allow us to offer customers cutting edge technology while significantly decreasing size and weight.
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
     On March 16, 2009, we entered into the Targus Agreement with Targus. Under the Targus Agreement, we sell certain current and future mobile power supply products exclusively to Targus, and Targus purchases such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement does not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to original equipment manufacturers that sell such products under their own name as long as such products do not incorporate any intellectual property of Targus. The Targus Agreement does not require Targus to purchase any specified number of units. We began shipping products to Targus in June 2009 and revenues generated from shipments to Targus totaled $18.8 million, or 71 percent of total fiscal 2010 revenue.
     Kensington Technology Group (“Kensington”), a division of ACCO Brands Corporation, accounted for $1.0 million of our revenue in fiscal 2009 and there were minimal sales to Kensington in fiscal 2010.
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
     Late in the fourth quarter of fiscal 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo Information Products Co., Ltd. (“Lenovo”), a leading notebook computer OEM. During fiscal 2010 and 2009, we shipped a total of 86,000 and 222,000 of these units to Lenovo, respectively. Commencing late in the third quarter of fiscal 2010, we began shipments to Lenovo of our newest generation adapter, the “Slim and Light” product, and we shipped a total of 53,000 units to Lenovo. Revenues generated from sales to Lenovo for fiscal years 2010 and 2009 totaled $7.4 million and $11.0 million, or 28 percent and 82 percent of revenues, respectively.
     We typically work directly with distributors and OEM customers on specific product designs. The desired products may be AC only, DC only, or combined AC/DC, and normally include programmability. Once the adapter becomes available, we expect to receive purchase orders from these customers and deliver the ordered products directly from our contract manufacturer into their supply chain organization.

OEM “in-the-box”
     Notebook computers are typically sold with a conventional AC-only power adapter included with the purchase or “in-the-box.” These “in-the-box” adapters are manufactured for low cost and delivered in quantities of tens of millions per year. As notebook computer power and regulatory requirements increase, the size and weight of the power adapter may also increase. We believe our patented electrical design, which is the basis for our small and light power adapters, can address this large and growing market. As with OEM-branded accessories, we typically work directly with the OEMs on these designs and products in response to their requests. Products designed for this channel must be ultra-low cost and reliable, and must be manufactured in high volume. We did not sell any of our power adapters “in-the-box” in either fiscal 2010 or 2009, but we continue to expect opportunities through this channel in fiscal 2011.
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
Key Customers
     We derive a substantial portion of our revenue from a very limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.
     During fiscal 2010, shipments to Targus, our exclusive retail distributor, totaled $18.8 million or 71 percent of total revenue. In fiscal 2010 and 2009, shipments to Lenovo, an OEM customer, totaled $7.4 million and $11.0 million or 28 percent and 82 percent of total revenue, respectively. In fiscal 2009, Kensington, a former distributor of our ChargeSource® products, accounted for revenue totaling $1.0 million, or 7 percent of total revenue. For more information regarding our customers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
International Operations
     We sell our products to customers located throughout the world. In fiscal 2010 and 2009, we derived 70 percent and 3 percent of total revenue, respectively, from customers in North America and 30 percent and 97 percent, respectively, from customers outside North America, as determined by the “ship to” address. The increase in the percentage of sales to North America during fiscal 2010 as compared to fiscal 2009 is primarily due to sales to Targus, which primarily ships to their distribution facility in California. Sales to Lenovo, which represents 28 percent and 82 percent of revenue in fiscal 2010 and 2009 respectively, ship to mainland China. For more information regarding our revenues by geographic location, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development
     We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, and evolving technology standards. Accordingly, we devote significant resources to designing and developing new and enhanced products that can be manufactured cost effectively and sold at competitive prices. During fiscal 2010 and 2009, we incurred approximately $3.7 million and $2.8 million, respectively, in research and development expenses. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.
     As of April 26, 2010, we had approximately 11 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:
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
Manufacturing and Suppliers
     We maintain an ISO-9001:2000 certification for the design of our products. Our products are manufactured by third parties to our specifications and are generally delivered to us for test. Contract manufacturers located in China are responsible for the manufacture of our products.
     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the fiscal year ended January 31, 2010, three of our contract manufacturers, Chicony Power Technology, Co. Ltd., Flextronics Electronics, and Edac Power Electronics Co. Ltd, accounted for 86 percent of the product costs included in cost of revenue. For the fiscal year ended January 31, 2009, two of our contract manufacturers, Flextronics Electronics and Foxlink International, Inc. accounted for 98 percent of the product costs included in our cost of revenue. For more information on our contract manufacturers and other suppliers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
Patents and Intellectual Property
     Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual property rights in our proprietary technology. As of January 31, 2010, the Company had approximately 55 issued patents and approximately 25 patent applications pending in the United States and in various foreign countries covering key technical aspects of our ChargeSource® products. Our issued patents are scheduled to expire at various times beginning in 2020. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.
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
     Litigation to enforce and protect our intellectual property rights, whether or not successful, is time-consuming and costly, diverts resources and management attention away from our operations and may result in our intellectual property rights being held invalid or unenforceable. Additionally, third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. In this regard we were previously involved in litigation with iGo, Inc. (“iGo”) as on June 8, 2007 iGo sued us alleging that two iGo patents are infringed by the mechanical keying arrangement between power adapters and programming kits used by us in our mobile power products sold through our distributors and to a computer manufacturer. We denied liability and countersued alleging that iGo had breached a settlement agreement entered into with us in 2003 and that iGo was liable for infringement of at least one of our patents. On May 26, 2009, at the request of both parties, the court dismissed the entire case, without prejudice, with each party to bear its own costs and attorneys’ fees. For more information regarding this matter, see Item 3. Legal Proceedings.
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
     Our standard terms require customers to pay for our products in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. We do not currently have any sales denominated in foreign currency and, to date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
Employees
     As of April 26, 2010, we employed approximately 36 full-time employees. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, sales and marketing, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly the highly skilled engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.
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
     We have experienced operating losses in the past, and we expect that we will incur additional operating losses in the future unless we achieve higher sales volume. We incurred pre-tax losses from continuing operations of $9.0 million and $13.1 million in fiscal 2010 and 2009, respectively. Our ability to achieve or sustain profitability is based on a number of factors, many of which are out of our control, including the demand for our products, costs of components used in our products, lead times on certain critical semi-conductor components, and the cost of manufacturing overhead charged by our Contract Manufacturers (“CM’s”).
     We currently anticipate that our available capital resources, including borrowings available to us under our existing credit facility (see Notes 10 and 16 of the Notes to the Consolidated Financial Statements included in Item 8 of this report), will be sufficient to meet our expected working capital and capital expenditure requirements as our business is currently conducted for at least the next 12 months. As we execute on our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms, or we may seek working capital financing through the extension of additional credit. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.
We will have to reduce our costs for our ChargeSource® products and achieve higher sales volumes for our business to become profitable, and if we fail to achieve cost reductions and higher sales volumes for our products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.
     We experienced positive gross profit margins beginning in the second quarter of fiscal 2010 but gross margins were negative in the first quarter of fiscal 2010, fiscal 2009, and previous fiscal years. We operate in a very competitive marketplace where reducing product costs to meet competitive pressures is a constant and we may experience negative gross margins in the future. In order to reduce our cost of revenue, we must work closely with our contract manufacturers to carefully manage the price paid for the components used in our products along with the price we pay our contract manufacturers for the finished product(s) they provide to us.
     Additionally, if we are not able to reduce our cost of revenue and increase our gross profit margins accordingly, our current level of sales is insufficient to absorb our operating expenses. Our ability to drive increased sales is dependent upon many factors including the following:
•	Successful development and release for manufacture of certain AC, DC, and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM channels;

•	Securing additional OEM partners; and

•	Market and customer acceptance of our new products, some of which were introduced to the market late in fiscal year 2010 and others which we expect will follow during fiscal year 2011.
     There can be no assurances we will be successful in our efforts to increase sales or reduce our cost of revenue. If we fail to reduce our cost of revenue or achieve higher sales volumes for our ChargeSource® products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.

In the first quarter of fiscal 2011, the US Consumer Product Safety Commission in cooperation with us, announced a voluntary recall of one of our power adapters. In addition, we may experience quality or safety defects in our products in the future that could cause us to institute additional product recalls, require us to provide replacement products and harm our reputation.
     On April 30, 2010, the CPSC announced the recall of approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus. These units were sold from June 2009 through March 2010. Of the units affected by the Recall, we estimate that approximately 400,000 units are in the hands of consumers, while another 100,000 are currently in the distribution channel. As a result of the Recall, we accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of impacted 90-watt universal power adapters returned to Comarco by Targus and its customers, primarily consumer electronics retailers, and end-user consumers. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. Targus and Comarco have not reached full agreement with respect to such matters and adverse developments with respect to such matters could materially increase the costs of the Recall to Comarco. Actual amounts incurred by Comarco as a result of the Recall may differ materially from the amounts in the reserves Comarco established as a result of the Recall.
     The Recall resulted in material costs and expenses and we may incur costs and expenses beyond the reserves we established as a result of the Recall. In addition, the Recall and any future recalls could materially and adversely affect our brand image, cause a decline in our sales and profitability, and reduce or deplete our financial resources. There is the risk that key customers may cancel orders, change order quantities or delay order delivery dates as a result of the Recall or any future product recalls. The Recall and any future product recalls could require substantial administrative resources which may detract management’s attention from our core business strategies. In addition, the Recall and any future product recalls may result in disputes with suppliers and customers or lead to adverse proceedings such as arbitration or litigation which can be costly and expensive.
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
A significant portion of our revenue is derived from two customers and we are dependent upon our relationships with them and upon their performance. Any loss of, reduction, cancellation, or delay in purchases by these customers would negatively impact our revenue, business, prospects, and operating results.
     We have historically derived a significant portion of our revenue from a very limited number of customers. Our two key customers for fiscal 2010 accounted for $26.2 million, or nearly all of our total revenue. We expect that a limited number of customers will continue to represent a large percentage of our revenue in the future. In particular, we believe that Targus, which accounted for 71 percent of our fiscal 2010 revenue, will continue to represent a large percentage of our future revenue as Targus is the exclusive distributor of our ChargeSource® products under the agreement we signed with Targus in the first quarter of fiscal 2010. Our future success will depend in part on Targus’ ability and willingness to effectively and widely distribute our products.
     Any difficulty in collecting amounts due from one or more of our key customers, or any refusal or inability of one or more of our key customers to take delivery of ordered products, would negatively impact our results of operations and financial condition. In the first quarter of fiscal 2011, the CPSC in cooperation with us, announced the Recall. As a result of the temporary cessation of manufacturing and shipping our new “Slim and Light” product and the significant decline in sales of our legacy products which occurred during the quarter ended April 30, 2010, Comarco’s sales to Targus for the first quarter of fiscal 2011 were adversely affected. To the extent the Recall adversely affects our relationship with Targus, our results of operations could be adversely impacted. In addition, any loss of, reduction, cancellation, or delay in purchases by our key customers would negatively impact our revenue, business, prospects, and operating results unless we are able to develop other customers who purchase products at comparable levels. Developing alternative customers could be time-consuming, disruptive, and costly to our business.

If we fail to accurately forecast customer demand, we may have excess or insufficient product inventory, which may increase our operating costs and harm our business.
     To ensure availability of our products for our customers, in some cases we commit to purchase the components and/or finished products based on forecasts provided by customers in advance of receiving purchase orders from them. Most of our customers are distributors who in turn sell our products to resellers and/or end users, which cause us to have limited visibility into ultimate product demand, making forecasting more difficult. As a result, we have historically, and expect in the future, to continue to incur inventory costs in advance of anticipated revenue. Because demand for our products may not materialize as we expect, purchasing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs.
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
     Additionally, our revenues depend significantly on consumer confidence and spending, which have been weak due to current worldwide economic weaknesses. Continued economic weakness and weak consumer spending may adversely affect our revenues, the sell through ability of our customers, or otherwise negatively impact our business strategy. If legislative actions taken to enhance the economy fail, or if the current economic situation deteriorates further, our business could be negatively impacted.
Our customers may cancel their orders, change production quantities or delay production, any of which would reduce our sales and adversely affect our operating results.
     Since most of our customers purchase our products from us on a purchase order basis, they may cancel, change, or delay product purchase commitments with little notice to us. As a result, we are not always able to forecast with certainty the sales that we will make in a given period and sometimes we may increase our inventory, working capital, and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced, or canceled. The following factors, among others, affect our ability to forecast accurately our sales and production capacity:
•	Changes in the specific products or quantities our customers order; and

•	Electronic component long lead times and advance financial commitments for components required to complete actual/anticipated customer orders.
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
     Our products will likely experience a reduction in their average selling prices over their respective sales cycles and price pressures could negatively affect our operating results. Furthermore, as we introduce new or next-generation products, sales prices of legacy products may decline substantially. In order to sell products that have a falling average selling price and maintain margins at the same time, we need to continually reduce product costs. There can be no assurances we will be successful in our efforts to reduce these costs. In order to do so, we must work closely with our contract manufacturers to carefully manage the price paid for components used in our products, and the price we pay to these manufacturers for the finished product. In addition, inventory levels must be tightly managed. If we are unable to reduce the overall production cost of legacy products as new products are introduced, our average gross margins will likely decline and adversely affect our operating results.
Economic, political, and other risks associated with our international sales and operations could adversely affect our results of operations.
     We currently outsource the manufacture of our ChargeSource® products to contract manufacturers in China. Additionally, international revenue accounted for approximately 30 percent of total revenue for fiscal 2010. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. Essentially, we currently do all business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our ability to outsource our manufacturing and supply needs to foreign countries as well as our sales of products and services in international markets.
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
     We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2010, three of the CM’s for our ChargeSource® products provided $16.9 million or 86 percent of the product costs included in cost of revenue and in fiscal 2009 one of the CM’s for our ChargeSource® products provided $10.5 million or 87 percent of the product costs included in cost of revenue.
     The performance of our contract manufacturers and suppliers is largely outside of our control and involves various risks, including risks associated with limited control over price, procurement of raw materials, timely delivery, and quality. In the past, we have experienced, and may continue to experience, shortages of products purchased from single sources or a limited number of suppliers. Our contract manufacturers and suppliers may fail to timely deliver products or fail to provide products of sufficient quality or which fail to meet required specifications. We believe that the Recall is a direct result of our contract manufacturer failing to meet our technical specifications. If this occurs or if our relationship with our contract manufacturers and suppliers is disrupted in any way, we may lose sales, or we may be required to adjust both product designs and/or production schedules or develop suitable alternative contract manufacturers and suppliers, which could result in delays in the production and delivery of products to our customers. Any such delays, disruptions or quality problems could adversely impact our ability to sell our products, harm our reputation, impair our customer relationships, and adversely affect our business, results of operations and prospects.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses or be prevented from selling certain products.
     Third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. In this regard we were previously involved in litigation where the other party alleged that we were infringing on their intellectual property. We denied liability and countersued and on May 26, 2009, at the request of the parties, the court dismissed the entire case, without prejudice, with each party to bear its own costs and attorneys’ fees. For more information regarding this matter, see Item 3. Legal Proceedings.
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
If we suffer the loss of our corporate headquarters or the loss of one of our contract manufacturer’s facilities due to catastrophe, our operations would be adversely affected.
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
     Our success depends to a significant extent on the continued services and experience of our key research, engineering, sales, marketing, and executive personnel. If for any reason our key personnel left our employ and we failed to replace a sufficient qualified number of these personnel, we might not be able to maintain or expand our business. Competition for such highly skilled personnel in the consumer electronics industry is intense, and we cannot be certain that we will be able to hire or re-hire sufficiently qualified personnel in adequate numbers to meet the demand for our products and services. If we are unable to identify, hire, and integrate these skilled personnel in a timely or cost-efficient manner, our operating results could suffer.
Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.
     We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results. Our quarterly operating results may fluctuate for many reasons, including:
•	The size and timing of customer orders and shipments;

•	The degree and rate of growth in the markets in which we compete and the accompanying demand for our products;

•	Limitations in our ability to forecast our manufacturing needs;

•	Our ability to introduce, and the timing of our introductions of, new or enhanced products;

•	Product failures and recalls, product quality control problems and associated in-field service support costs;

•	Warranty expenses;

•	Availability and cost of components;

•	Changes in average sales prices, and

•	Normal market sales seasonality.
     Due to these and other factors, our past results are not reliable indicators of our future performance. In addition, a significant portion of our cost of sales and operating expenses are relatively fixed including operations and supply chain overhead in support of our contract manufacturers; engineering and sales/administrative expense. If we experience a decline in revenue, we may be unable to reduce our fixed costs quickly enough to compensate for the decline, which would magnify the adverse impact of such revenue shortfall on our results of operations. If our operating results decline or are below expectations of securities analysts or investors, the market price of our stock may decline significantly.
Our Restated Articles of Incorporation and our Amended and Restated Bylaws and at least one agreement to which we are a party contain provisions which may discourage attempts by others to acquire or merge with us, which could reduce the market value of our common stock.
     Provisions of our Restated Articles of Incorporation and our Amended and Restated Bylaws and at least one agreement to which we are a party may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of common stock. Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws may delay or deter other persons from attempting to acquire control of us. These provisions include:
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

     In addition, if, pursuant to the terms of the Compromise Settlement Agreement and Release (the “iGo Agreement”), dated as of July 12, 2003, among the Company, iGo, Inc. (formerly, Mobility Electronics, Inc.) (“iGo”) and the other parties identified therein, the Company assigns the iGo Agreement under the circumstances contemplated therein, the Company would be required to pay $5 million to iGo.
Our stock price has been and will likely remain highly volatile.
     The stock market in general, and the stock prices of technology companies in particular, have experienced fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:
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
     iGo, Inc. (formerly Mobility Electronics, Inc.) vs. Comarco Wireless Technologies, Inc., Case No. 5:07cv00084, U.S. District Court for the Eastern District of Texas (transferred to Arizona District Court and assigned Case No. 2:08-cv-01224-JWS). On June 8, 2007, iGo sued us alleging that two iGo patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by us in our mobile power products sold through our distributors and to a computer maker. We denied liability and countersued alleging that iGo has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that iGo is liable for infringement of at least one Comarco patent by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the Comarco patent. iGo denied liability and amended its claims to further allege that we breached the Settlement Agreement by asserting claims against iGo because its activities are permissible under the Settlement Agreement. We denied liability as to the additional claim made by iGo.
     On May 26, 2009, at the request of the parties, the court dismissed the entire case, without prejudice to being re-filed at a later date, with each party to bear its own costs and attorneys’ fees. In connection with the dismissal, each party agreed that it would not re-initiate litigation against the other party involving a dispute over the previous claims unless and until it had first given notice to the other party and thereafter had exerted best efforts to resolve the dispute without the need for further litigation. Neither party has provided the other party with any such notice as of the date of filing this annual report on Form 10-K.
     Mark Chapman (“Chapman”) vs. Comarco Wireless Technologies, Inc., Case No. 73-166-03168-09 02 FEZA-C, American Arbitration Association. On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the January 2009 sale of our WTS business to Ascom constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. We have denied that a Change of Control occurred and contend that the former employee is not entitled to any payment pursuant to the Severance Compensation Agreement. Arbitration for this matter is scheduled for September 28, 2010. The outcome of this matter is neither determinable nor estimable as of the date of filing this annual report on Form 10-K.
     In addition to the pending matter described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is traded on the Nasdaq Global Market® under the symbol “CMRO.” The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by the Nasdaq Global Market. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2010:
First Quarter	$2.03	$0.70
Second Quarter	2.30	1.66
Third Quarter	3.15	1.66
Fourth Quarter	3.29	2.41
Year ended January 31, 2009:
First Quarter	$5.45	$3.20
Second Quarter	4.42	2.93
Third Quarter	3.49	1.13
Fourth Quarter	1.49	0.80
Holders
     As of March 30, 2010, there were 311 holders of record of our common stock.
Dividends
     We did not declare any dividends during fiscal 2010 or fiscal 2009. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our board of directors.
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
     Prior to fiscal 2010, Comarco was also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. We entered fiscal year 2009 with an objective to focus on our ChargeSource® business and to maximize the value of our WTS and Call Box businesses. The assessment of our strategic initiatives with respect to these businesses culminated in the sale of these two businesses during fiscal 2009.
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
     Management currently considers the following additional trends, events, and uncertainties to be important to understanding our business:
•	On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced the Recall concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus Group International, Inc. (“Targus”) from June 2009 through March 2010. We estimate that approximately 400,000 of the affected units are in the hands of consumers and the remaining affected units are currently in the distribution channel. We have established a recall website and hotline to enable consumers to determine if they have a unit subject to the Recall. We have established a process to replace and repair the affected units. Due to the Recall, we accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. Targus and Comarco have not reached full agreement with respect to such matters and adverse developments with respect to such matters could materially increase the costs of the Recall to Comarco.
Comarco’s revenue for the quarter ended April 30, 2010, from the sale of its legacy or “Bronx” product significantly declined from prior periods. As Comarco continues to transition from Bronx sales to sales of its new “Slim and Light” or “Manhattan” product, Comarco anticipates that future revenue from the Bronx product will be modest.
In an abundance of caution, during the later part of the first quarter of fiscal 2011, Comarco ceased production and shipping of its Manhattan product to allow it time to verify that the product did not contain defects similar to the one which caused the Recall. Comarco has successfully completed its verification process and is again manufacturing and shipping Manhattan units. As a result of the temporary cessation of manufacturing and shipping of Manhattan products and the significant decline in Bronx sales which occurred during the first quarter of fiscal 2011, Comarco’s sales to Targus for the quarter ended April 30, 2010 were adversely affected.
As a result of the Recall, many important factors, risks and uncertainties may cause us to incur costs in excess of the reserves we established as a result of the Recall, and in addition, may negatively impact our business and results of operations, including, but not limited to: the assumptions underlying our estimates concerning the costs and expenses that we expect to incur as a result of the Recall may turn out to be incorrect and we may incur costs and expenses beyond such estimates; the possibility that costs and expenses may result from litigation, arbitration or other adverse proceedings related to the Recall; the risk that demand or orders for our products may be adversely impacted by the Recall; the risk that our key customers may cancel orders, change order quantities or delay order delivery dates as a result of the Recall or otherwise; reputational harm which may result from the Recall; the fact that we rely on a limited number of contract manufacturers and component suppliers and delays or disruptions in their production of our products or in the components that go into such products would adversely impact our results of operations and financial condition; and other factors, including factors outside of our control.
•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We currently expect to start shipping this product during the second quarter of fiscal 2011.

•	On March 16, 2009, we entered into the Targus Agreement with Targus. We began shipments to Targus under this agreement during the second quarter of fiscal 2010. The product offerings for Targus include the following:

–	A programmable AC adapter that connects easily to a standard wall plug and includes up to 10 SmartTips® and a DC cable that supports charging two devices simultaneously.

–	A programmable AC adapter that includes both input and output cables (AC or AC/DC) and up to 10 SmartTips®.
During fiscal 2010, sales to Targus accounted for 71% of our revenue and we expect that Targus will continue to represent a large percentage of our future revenue. Any adverse change in our relationship with Targus would adversely impact our revenues and our results of operations.

•	In late January 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed to the stringent specifications of Lenovo, a leading notebook computer OEM. This innovative product is currently being marketed and sold as an OEM-branded aftermarket accessory. During the third quarter of fiscal 2010, we began shipments to Lenovo of our newest generation of our “Slim and Light” product.

•	Revenue for fiscal 2010 increased significantly to $26.4 million compared to $13.5 million for fiscal 2009. The increase is attributable to shipments to Targus under the Targus Agreement.
•	The fiscal 2009 level of sales was insufficient to fully absorb our fixed supply chain overhead, resulting in negative gross margins and we did not generate positive gross margins on the sale of our ChargeSource® products until the second quarter of fiscal 2010, when our sales levels increased and

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
–	Our ability to timely deliver existing, new and enhanced products meeting our customers’ required specifications in sufficient quantities to satisfy demand of our customers including, but not limited to, the development and release for manufacture of certain AC and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM accessories channels;

–	Securing additional OEM partners; and

–	Market and customer acceptance of our new products that began shipping in the third quarter of fiscal 2010.
•	Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.

•	Our ability to timely obtain sufficient quantities of products meeting our customers’ required specifications from our third party contract manufacturers and our ability to reduce our unit costs for such products. Reducing our product costs is important to our continuing efforts to improve our margins and we are continually in negotiations with our contract manufacturers in this regard.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
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
Stock-based Compensation
     We recognize compensation costs for all stock-based awards made to employees and directors. The fair value of stock based awards is estimated on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use either a Lattice Binomial or the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. Both the Lattice Binomial and the Black-Scholes option-pricing model are based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. The prevailing difference between the two models is the Lattice Binomial model’s ability to enhance the simple assumptions that underlie the Black-Sholes model. The Lattice Binomial model allows for assumptions such as risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. If the assumptions change under either model, stock-based compensation may differ significantly from what we have recorded in the past.

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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2010.

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
Warranty Costs
     We provide limited warranties for ChargeSource® products for a period generally not to exceed 24 months. We accrue for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with our actual claims experience. Should actual warranty claim rates differ from our estimates, revisions to the liability would be required.
     During, the fourth quarter of fiscal 2010, we recorded an accrual of $4.6 million related to the Recall. Significant management judgments and estimates have been made to determine the amount of the Recall accrual. Any significant changes in the actual number of Recall returns compared to the estimated number of returns or in the actual costs of any the items that have been estimated, which includes our cost to repair the units as well as transportation costs, communication, fulfillment, professional and administrative services, could have a significant impact on our operating results.
Results of Operations—Continuing Operations
     The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2010 and 2009:

	Years Ended January 31,
	2010		2009
		(In thousands)			2010 over
		% of		% of	2009
		Revenue		Revenue	% Change
Revenue	$26,425	100%	$13,521	100%	95%

Operating loss	$(8,956)		$(13,187)

Net loss from continuing operations	$(8,200)		$(9,699)

	Years Ended January 31,		2010 over
	2010	2009	2009
	(In thousands)		% Change
Revenue:
North America	$18,361	$473	3,782%
Europe	330	2,050	(84%)
Asia – Pacific	7,734	10,998	(30%)

	$26,425	$13,521	95%

	Years Ended January 31,		2010 over
	2010	2009	2009
	(In thousands)		% Change
Revenue:
Lenovo	$7,418	$11,033	(33%)
Trust	123	1,211	(90%)
Kensington	80	981	(92%)
Tumi	—	293	(100%)
Targus	18,801	—	—
Other	3	3	—

	$26,425	$13,521	95%

Revenue
     The fiscal 2010 increase in revenue of $12.9 million is attributable to increases in revenue relating to shipments to Targus commencing during the second quarter of fiscal 2010, offset by a decrease in revenue earned from sales to Lenovo. In June 2009, we began shipping a 90-watt AC adapter to Targus under the Targus Agreement. Revenue for fiscal 2010 also includes initial shipments of the Company’s new retail “Slim and Light” power adapter to Lenovo which commenced late in the third quarter of the current fiscal year. The overall number of units shipped to Lenovo decreased during fiscal 2010 compared the prior fiscal year due to anticipation of the launch of the “Slim and Light” resulting in declining revenue attributable to Lenovo compared to the prior fiscal year.
Cost of Revenue and Gross Margin

	Years Ended January 31,
	2010		2009
		(In thousands)			2010 over
		% of		% of	2009
		Total		Total	% Change
Cost of Revenue:
Product costs	$19,664	78%	$12,119	80%	62%
Accrued product recall costs	3,954	16%	—	—	—
Under-absorption of fixed supply chain overhead	872	4%	1,241	8%	(30%)
Inventory reserve and scrap charges	351	1%	1,507	10%	(77%)
Freight, expedite, and other charges	249	1%	222	2%	12%

	$25,090	100%	$15,089	100%	66%

			2010 over
	Years Ended January 31,		2009 ppt
	2010	2009	% Change
Combined gross margin	5%	(12%)	17
     The fiscal 2010 increase in cost of revenue of $10.0 million compared to fiscal 2009 is primarily attributable to the 95 percent volume increase in revenue and to the accrual we established as a result of the Recall. The Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010 and gross margins improved with the introduction of the 90-watt AC product sold to Targus. The margins for products distributed into retail channels through our exclusive relationship with Targus are higher when compared to products developed for OEM customers due to certain design requirements of our OEM customers. Additionally, as revenues increased, combined gross margin improved in fiscal 2010 compared to fiscal 2009, as the Company was better able to absorb its fixed manufacturing overhead.
     As previously discussed, we announced a voluntary product safety recall of approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus. Included in the cost of revenue recorded in the fourth quarter of fiscal 2010, is an accrual for the estimated product costs associated with the Recall of $4.0 million. No similar costs were incurred in the prior fiscal year.
     Inventory reserve and scrap charges of $0.4 million were recorded in fiscal 2010 primarily related to engineering design changes incurred during the development of our newly released products as well as reserves for component inventory used in legacy product. Inventory reserves of $1.5 million were recorded during the fourth quarter of fiscal 2009 due to reduced demand for legacy products as well as excess material purchased subsequent to the receipt of a customer purchase order which the customer later canceled during the fourth quarter of fiscal 2009.
Operating Costs and Expenses

	Years Ended January 31,
	2010		2009
	(In thousands)				2010 over
		% of		% of	2009
		Revenue		Revenue	% Change
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$2,150	8%	$2,988	22%	(28%)
Corporate overhead	4,426	17%	5,788	43%	(24%)
Engineering and support expenses	3,715	14%	2,843	21%	31%

	$10,291	39%	$11,619	86%	(11%)

     As revenue has increased for the year ended January 31, 2010 compared to the prior fiscal year presented, selling, general, and administrative expenses, corporate overhead expenses, and engineering and support expenses all represented a smaller percentage of revenue than in the prior year. The fixed cost structure of our business had been maintained in support of the expected future business.
     The fiscal 2010 decrease in selling, general and administrative expenses of $0.8 million compared to fiscal 2009 relates primarily to decreased legal fees related to the iGo litigation, which was dismissed during the second quarter of fiscal 2010. The legal fees incurred in fiscal 2010 were $1.4 million less than in the prior fiscal year. Partially offsetting the decrease in legal fees were increased expenses of $0.4 million and $0.1 million, respectively, relating to increased personnel costs, as we added product managers and consultants to assist with the growth of our business and increased rent expense, as the sales department has a larger allocation of total occupancy expense in fiscal 2010. Additionally, in the current fiscal year we recorded a bad debt expense of $0.1 million.

     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. When expressed as a percentage of revenue, corporate overhead decreased to 17 percent in fiscal 2010 compared to 43 percent in fiscal 2009. The decrease of $1.4 million for the year ended January 31, 2010 relates to $0.9 million of non-recurring severance costs incurred in fiscal 2009 as well as decreased consulting fees of $0.3 million compared to the same period of fiscal 2009. Additionally, the allocation of total occupancy costs decreased by $0.4 million in fiscal 2010 compared to fiscal 2009 and public company expenses have decreased by $0.2 million relating primarily to reduced audit fees and Sarbanes-Oxley consulting fees and board member costs. Offsetting these decreases are accruals for legal and professional fees totaling $0.6 million recorded in the fourth quarter of fiscal 2010 related to the Recall.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2010 increase in engineering and support costs includes approximately $0.7 million and $0.3 million, respectively, in increased personnel costs and material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels.
Other Income (Loss), Net
     Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. During fiscal 2010, we earned $73,000 in interest income but incurred $74,000 in interest expense and loan origination fees related to our credit facility. In fiscal 2009, we did not have our current credit facility in place and therefore we incurred no interest expense, but earned $113,000 in interest income.
Income Tax Benefit
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2010.
     During fiscal 2010, the Company recorded a net loss of $7.4 million and recorded an income tax benefit of $264,000 on a combined basis. The net deferred tax asset of $12.8 million, $1.8 million of which relates to net operating losses created in fiscal 2010, at January 31, 2010 continues to be fully reserved.
     During fiscal 2009, we recorded a net loss of $4.5 million and did not record any income tax benefit, on a combined basis. The net deferred tax asset of $8.8 million, $2.0 million of which relates to net operating losses created in fiscal 2009 was fully reserved.

Discontinued Operations, net of income taxes
Income from Discontinued Operations — Call Box
(in thousands except change)

	Years Ended January 31,		Year over Year
	2010	2009	% Change
Revenues	$—	$3,680	(100%)

Income (loss) from discontinued operations:
Gain on sale, net of income taxes of $0 and $192	$—	$298	(100%)
Income (loss) from discontinued operations, before taxes	(25)	1,148	(102%)
Income tax (expense) benefit	10	(450)	(102%)

Total income (loss) from discontinued operations	$(15)	$996	(102%)

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
     The fiscal 2010 pre-tax loss from the call box discontinued operations incurred in fiscal 2010 of $25,000 relates primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the Call Box business segment.
Income from Discontinued Operations — Wireless Test Solutions
(in thousands except change)

	Years Ended January 31,		Year over Year
	2010	2009	% Change
Revenues	$—	$13,628	(100%)

Income from discontinued operations:
Gain on sale, net of income taxes of $495 and $2,309	$781	$3,582	(78%)
Income from discontinued operations, before taxes	20	1,079	(98%)
Income tax expense	(8)	(423)	(98%)

Total income from discontinued operations	$793	$4,238	(81%)

     The sale of the wireless test solutions business was completed on January 6, 2009, which resulted in a pre-tax gain of $5.9 million.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights. The proceeds placed in escrow were released in January 2010.

Liquidity and Capital Resources
     The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2010	2009
	(In thousands)
Cash provided by (used in):
Operating activities	$(4,480)	$(2,984)
Investing activities	(494)	117
Financing activities	957	—
Operating Activities
          The cash used in operating activities during fiscal 2010 of $4.5 million relates to our net loss from continuing operations of $8.2 million, offset by cash provided from discontinued operations of $0.8 million. Additionally, accounts receivable increased by $7.7 million due to increased sales in fiscal 2010. These uses of cash are offset by non-cash depreciation, increases in accrued liabilities, and stock based compensation of $0.8 million, $9.0 million, and $0.3 million, respectively.
     In conjunction with the Recall, the Company has accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall.
     Our methodology for estimating the costs associated with the Recall involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and estimated costs to conduct the Recall, particularly communication, replacement, and transportations costs. Our replacement and transportation cost estimates include costs for component parts and labor; we also obtained third party cost quotes for communication, fulfillment and administration services. Our current assumption is that approximately 10 percent of total units sold which are impacted by the Recall will be replaced and all of the units in the distribution channel will be replaced. To help understand the relative impact of the return rate assumption, a 10 percent point increase in the return rate would increase the estimated Recall costs by approximately $1.2 million. We expect our cash outlays associated with the Recall to be financed from our existing cash balances and credit facility. There can be no assurance that we will not incur expenses for the Recall in excess of the reserves which we have estimated for the Recall.
     The cash used in operating activities during fiscal 2009 of $3.0 million relates to our net loss from continuing operations of $9.7 million, offset by cash provided from discontinued operations of $8.9 million. Additionally, accounts receivable and inventory increased by $2.4 million and $2.3 million, respectively, due to increased sales in fiscal 2009. These uses of cash are offset by non-cash depreciation, inventory reserves, and stock based compensation of $1.0 million, $1.5 million, and $0.2 million, respectively.
Cash Flows from Investing Activities
     During fiscal 2010, we spent $0.6 million in capital equipment purchases, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products. Additionally, the $77,000 certificate of deposit which was security for our letter of credit was eliminated and replaced by a letter of credit secured by our line of credit with Silicon Valley Bank (“SVB”).
     During fiscal 2009, we spent $0.5 million in capital equipment purchases, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products. Additionally, pursuant to the terms of the lease of our corporate office, the certificate of deposit which is security for our letter of credit was reduced from $250,000 to $77,000.

Cash Flows from Financing Activities; Credit Facility
     During fiscal 2010, we borrowed $1.0 million against our credit facility with SVB. We had no cash flows from financing activities in fiscal 2009.
     During 1992, our Board of Directors authorized a stock repurchase program of up to 3.0 million shares of our common stock. From program inception through January 31, 2009, we repurchased approximately 2.7 million shares for an average price of $8.20 per share. During fiscal 2010 we did not repurchase any shares. During the fourth quarter of fiscal 2010, the Board of Directors terminated this program.
     We had a letter of credit from U.S. Bank in the amount of $77,000 secured by a certificate of deposit which matured on May 1, 2009, which was reflected as restricted cash on the January 31, 2009 consolidated balance sheet.
     On February 11, 2009, the Company entered into a Loan and Security Agreement with SVB (the “Loan Agreement”). The Loan Agreement was subsequently amended on February 8, 2010. The credit facility matures, and any outstanding principal balance is payable in full, on February 10, 2011. Subject to certain adjustments if we do not maintain certain financial ratios, we pay interest on the outstanding principal balance under the Loan Agreement at a floating rate of 1.5% above SVB’s “prime rate;” provided that our interest rate in effect on any day shall not be less than 5.5% per annum.
     Under the First Amendment to the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of the date of filing this report on Form 10-K, the Company has borrowed $1.0 million under this Loan Agreement. As of January 31, 2010, the Company was in compliance with the covenants in the Loan Agreement and had $3.2 million in remaining unused borrowing availability.
Liquidity Requirements for the Next 12 Months
     As of January 31, 2010, our working capital was $8.5 million. We currently believe that our existing cash and cash equivalent balances, as well as our existing credit facility will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:
•	In the event that any of our significant customers are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the actual Recall costs incurred exceed the amounts that have been accrued in the fourth quarter of fiscal 2010, our operating results and cash flows would be negatively impacted.

•	Should one or more of our contract manufacturers of our ChargeSource® products become unable to manufacture our products at the level currently anticipated, our operating results and cash flows would be negatively impacted.
     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. As we execute on our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms, or we may seek working capital financing through the extension of additional credit. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

Contractual Obligations
     In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2010 (in thousands):

	Payments due by Period
	Less than	1 to 3	3 to 5	More than
Long Term Debt Obligations	1 year	years	years	5 years	Total
Operating lease obligations	$386	$221	$—	$—	$607
Less: sublease income	(184)	(107)	—	—	(291)
Purchase obligations	11,958	—	—	—	11,958

	$12,160	$114	$—	$—	$12,274

     We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2010 totaled $12.0 million.
     In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.5 million which we are uncertain as to if or when such amounts may be settled.
     We have severance compensation agreements with several key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company, approximately 12 months of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”) (ASC Topic 105). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As a result of the adoption of this pronouncement, references are made to the Codification as the sole source of authoritative literature. The adoption of the Codification had no impact on the Company’s financial condition, results of operations or cash flows.
     In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. On February 24, 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of January 31, 2010, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products in U.S. dollars. To the extent we enter into orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
Lake Forest, California:
We have audited the accompanying consolidated balance sheets of Comarco, Inc. (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the information in the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO Seidman, LLP
Costa Mesa, California
May 3, 2010

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,127	$14,144
Accounts receivable, net of reserves of $136 and $14	11,489	3,974
Inventory, net of reserves of $1,650 and $1,488	935	1,232
Other current assets	280	862

Total current assets	22,831	20,212
Property and equipment, net	1,072	1,279
Restricted cash	—	77

Total assets	$23,903	$21,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,134	$1,501
Accrued liabilities	12,212	3,178
Line of credit	1,000	—

Total current liabilities	14,346	4,679
Tax liability	33	86
Deferred rent, net of current portion	63	182

Total liabilities	14,442	4,947

Commitments, Contingencies, and Subsequent Events

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2010 and 2009, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,569 shares issued and outstanding at January 31, 2010 and 2009, respectively	733	733
Additional paid-in capital	14,967	14,705
Retained earnings (accumulated deficit)	(6,239)	1,183

Total stockholders’ equity	9,461	16,621

Total liabilities and stockholders’ equity	$23,903	$21,568

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2010	2009
Revenue	$26,425	$13,521
Cost of revenue	25,090	15,089

Gross profit (loss)	1,335	(1,568)

Selling, general, and administrative expenses	6,576	8,776
Engineering and support expenses	3,715	2,843

	10,291	11,619

Operating loss	(8,956)	(13,187)
Other income (loss), net	(1)	113

Loss from continuing operations before income taxes	(8,957)	(13,074)
Income tax benefit	757	3,375

Net loss from continuing operations	(8,200)	(9,699)
Income from discontinued operations, net of income taxes	778	5,234

Net loss	$(7,422)	$(4,465)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(1.12)	$(1.32)
Net income from discontinued operations	0.11	0.71

	$(1.01)	$(0.61)

Weighted average common shares outstanding:
Basic	7,327	7,327

Diluted	7,327	7,327

Common shares outstanding	7,327	7,327

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Retained
		Additional	Earnings
	Common	Paid-in	(Accumulated
	Stock	Capital	Deficit)	Total
Balance at February 1, 2008, 7,326,569 shares	$733	$14,434	$5,648	$20,815
Net loss	—	—	(4,465)	(4,465)
Stock based compensation expense	—	271	—	271

Balance at January 31, 2009, 7,326,569 shares	$733	$14,705	$1,183	$16,621

Net loss	—	—	(7,422)	(7,422)
Stock based compensation expense	—	262	—	262

Balance at January 31, 2010, 7,326,569 shares	$733	$14,967	$(6,239)	$9,461

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(8,200)	$(9,699)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	772	978
Loss on sale/retirement of property and equipment	6	24
Loan origination fees	43	—
Stock based compensation expense	262	240
Provision for doubtful accounts receivable	150	14
Provision for obsolete inventory	162	1,469
Changes in operating assets and liabilities:
Accounts receivable	(7,665)	(2,413)
Inventory	135	(2,262)
Other assets	582	(9)
Accounts payable	(367)	850
Tax liability	(53)	—
Deferred rent, net of current portion	(119)	(391)
Accrued liabilities	9,034	(648)

Net cash used in continuing operating activities	(5,258)	(11,847)
Net cash provided by discontinued operating activities	778	8,863

Net cash used in operating activities	(4,480)	(2,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	—	40
Purchases of property and equipment	(571)	(492)
Decrease in restricted cash	77	173

Net cash used in continuing investing activities	(494)	(279)
Net cash provided by discontinued investing activities	—	396

Net cash provided by (used in) investing activities	(494)	117

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	1,000	—
Loan origination fees	(43)	—

Net cash provided by financing activities	957	—

Net decrease in cash and cash equivalents	(4,017)	(2,867)
Cash and cash equivalents, beginning of year	14,144	17,011

Cash and cash equivalents, end of year	$10,127	$14,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$—

Cash paid for income taxes, net of refunds	$—	$19

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
Future operations, Liquidity and Capital Resources
     The Company has experienced substantial pre-tax losses from operations for fiscal 2010 and 2009 totaling $9.0 million and $13.1 million, respectively. Further, the Company did not generate positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to appropriately absorb fixed administrative and contract manufacturing overhead. The Company believes that it has begun to address this concern with its Strategic Product Development and Supply Agreement with Targus Group International, Inc. (“Targus”) dated March 16, 2009, pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company has continued its negotiations with its contract manufacturers and other suppliers to reduce unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     The Company had working capital totaling approximately $8.5 million at January 31, 2010. Management of the Company believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for at least the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. Additionally, our estimates for the costs of the product safety recall may be less than the actual costs incurred. The current U.S. capital markets remain relatively illiquid. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
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
     Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, reserves

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for inventory obsolescence, reserves for estimated warranty costs including product recall costs, valuation allowances for deferred tax assets, and determination of stock-based compensation.
     During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to a product safety recall (the “Recall”) announced during the first quarter of fiscal 2011. Our methodology for estimating the recall costs involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the recall, particularly communication, replacement, and transportations costs. Our replacement and transportation cost estimates include costs for component parts and labor; we also obtained third party cost quotes for communication, fulfillment and administration services. Our current assumption is that approximately 10 percent of total units sold which are impacted by the Recall will be replaced and all of the units in the distribution channel will be replaced. To help understand the relative impact of the return rate assumption, a 10 percentage point increase in the return rate would increase the estimated recall costs by approximately $1.2 million. We expect our cash outlays associated with this product safety recall to be financed from our existing cash balances and credit facility. However, our estimate for the costs of the recall may be less than the actual costs incurred which would have a material adverse effect on the Company’s operations and financial condition.
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
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized; maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is calculated on a straight-line basis over the expected useful lives of the property and equipment. The expected useful lives of office furnishings and fixtures are five to seven years, and of equipment and purchased software are two to five years. The expected useful life of leasehold improvements, which is included in office furnishings and fixtures, is the lesser of the term of the lease or five years.
Research and Development Costs
     Research and development costs are charged to expense as incurred and are included in engineering and support costs. During fiscal 2010 and 2009, the Company incurred approximately $3.7 million and $2.8 million in research and development expense, respectively.
Long-Lived Assets
     The Company evaluates long-lived assets for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant negative industry or

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. No impairments were identified during the year ended January 31, 2010.
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
     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. The Company continues to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2010.
     The Company adopted the uncertain tax provisions of the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) on February 1, 2007, which interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.
     During fiscal 2010, the Company recorded a net loss of $7.4 million and recorded an income tax benefit of $264,000 on a combined basis. The Company recorded income tax expense of $0.5 million to its discontinued operations and income tax benefit of $0.8 million to its continuing operations. The net deferred tax asset of $12.8 million, $1.8 million of which relates to net operating losses created in fiscal 2010, at January 31, 2010 continues to be fully reserved.
     During fiscal 2009, the Company recorded a net loss of $4.5 million and did not record any income tax benefit on a combined basis. The Company recorded income tax expense of $3.4 million to its discontinued operations and income tax benefit of $3.4 million to its continuing operations. The net deferred tax asset of $8.8 million at January 31, 2009 was fully reserved, and included net operating loss carryforwards created in fiscal 2009 of $2.0 million.
Warranty Costs
     The Company provides limited warranties for ChargeSource® products for a period generally not to exceed 24 months. The Company accrues for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with the Company’s actual claims experience. Should actual warranty claim rates differ from the Company’s estimates, revisions to the liability would be required.
     During, the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall. Should the actual costs incurred related to the Recall be more or less than the amounts accrued, adjustments to the liability would be required.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Concentrations of Credit Risk
     The Company’s cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base is comprised primarily of two companies (see Note 4). The Company generally does not require collateral for accounts receivable. When required, the Company maintains allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, the Company’s policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.
Earnings (Loss) Per Common Share
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for the Company consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 13).
Stock-Based Compensation
     The Company grants stock options with an exercise price equal to the fair value of the shares at the date of grant and restricted stock units for a fixed number of shares to employees and outside directors.
     The Company accounts for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.
     During fiscal 2010, the Company granted 69,204 restricted stock units and no stock options were granted. The fair value of the restricted stock units granted during fiscal 2010 was estimated using the stock price on the date of the grant of $2.89 and a forfeiture rate of 8.2 percent. During fiscal 2009, the Company granted 813,500 stock options and no restricted stock units. The fair value of 307,400 of those options, which have performance based vesting tied to the Company’s stock price, was calculated using a Lattice Binomial model. The remaining 506,100 options granted during fiscal 2009 were valued using the Black-Scholes valuation model. Both the Lattice Binomial and Black-Scholes valuation model require the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.
     The stock-based compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):

	Years Ended
	January 31,
	2010	2009
Total stock-based compensation expense	$262,000	$271,000
Less: amounts reflected in discontinued operations	—	(31,000)

Stock-based compensation expense from continuing operations	262,000	240,000

Impact on basic and diluted earnings per share	$(0.04)	$(0.03)

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The total compensation cost related to nonvested awards not yet recognized is approximately $0.6 million, which will be expensed over a weighted average remaining life of 33.6 months.
     The fair value of the 813,500 options granted under the Company’s stock option plans during fiscal 2009 was estimated on the date of grant using the following weighted average assumptions:

Year Ended
January 31, 2009
Weighted average risk-free interest rate	3.0%
Expected life (in years)	6.2
Expected stock volatility	49%
Dividend yield	None
Expected forfeitures	10.6%
Fair Value of Financial Instruments
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
Recently Adopted Accounting Pronouncements:
     In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”) (ASC Topic 105). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than SEC guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. As a result of the adoption of this pronouncement, references are made to the Codification as the sole source of authoritative literature. The adoption of the Codification had no impact on the Company’s financial condition, results of operations or cash flows.
     In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. On February 24, 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     During fiscal 2010, the Company incurred net expenses of $25,000 related primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the call box business. These amounts were expensed and paid by the end of the second quarter of fiscal 2010 and we do not expect to incur any future costs related to the sale of the Call box business.
     Operating results of the Call Box discontinued operations are as follows (in thousands):

	Years Ended January 31,
	2010	2009
Revenues	$—	$3,680

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0 and $192	$—	$298
Income (loss) from discontinued operations, before taxes	(25)	1,148
Income tax (expense) benefit	10	(450)

Total income (loss) from discontinued operations	$(15)	$996

     Income from discontinued operations during fiscal 2009 consists of direct revenues and direct expenses of the Call Box business, including cost of revenues, as well as other fixed and allocated costs to the extent that such costs were eliminated as a result of the transaction. The Company historically allocated certain fixed manufacturing costs, indirect engineering costs, and corporate overhead based upon analysis of actual percentage shares of Company costs and expenses to each of its three businesses. The remaining ChargeSource® business now reflects allocations of the amounts previously allocated to the Call Box business segment.
     Wireless Test Solutions (“WTS”)
     The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc. to sell the WTS business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction closed on January 6, 2009. The results of the WTS business are now presented as discontinued operations for all periods in the consolidated financial statements.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights. The proceeds placed in escrow were released in January, 2010.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating results of the WTS discontinued operations are as follows (in thousands):

	Years Ended January 31,
	2010	2009
Revenues	$—	$13,628

Income from discontinued operations:
Gain on sale, net of taxes of $495 and $2,309	$781	$3,582
Income from discontinued operations, before taxes	20	1,079
Income tax expense	(8)	(423)

Total income from discontinued operations	$793	$4,238

4. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations. The customers providing 10 percent or more of the company’s revenue for either of the years ended January 31, 2010 and 2009 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2010		2009

Total revenue	$26,425	100%	$13,521	100%

Customer concentration:
Targus Group International, Inc.	$18,801	71%	$—	—
Lenovo Information Products Co., Ltd.	7,418	28%	11,033	82%

	$26,219	99%	$11,033	82%

     In March 2009, the Company entered into a Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus. The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010.
     The Company’s revenues by geographic location for the years ended January 31, 2010 and 2009 are listed below (in thousands).

	Years Ended January 31,
	2010	2009
Revenue:
North America	18,361	473
Europe	330	2,050
Asia — Pacific	7,734	10,998

	$26,425	$13,521

     The customers comprising 10 percent or more of the Company’s gross accounts receivable at either January 31, 2010 and 2009 are listed below (in thousands, except percentages).

	January 31,
	2010		2009

Total gross accounts receivable	$11,625	100%	$3,988	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$2,730	24%	$3,366	84%
Targus Group International, Inc.	7,917	68%	—	—
Trust International BV	123	1%	606	15%

	$10,770	93%	$3,972	99%

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the year ended January 31, 2010, three of our contract manufacturers provided an aggregate of 86 percent of total product costs. For the year ended January 31, 2009 two of our contract manufacturers provided an aggregate of 98 percent of total product costs.
     At January 31, 2010 and 2009, approximately $534,000 and $472,000, or 47 and 31 percent, respectively of the Company’s accounts payable was payable to Flextronics Electronics, one of our contract manufacturers. Additionally at January 31, 2010, approximately $5.0 million or 92 percent of total uninvoiced materials and services of $5.4 million, included in accrued liabilities were payable to Chicony Power Technology, Co. Ltd., Flextronics Electronics, and Edac Power Electronics Co. Ltd. At January 31, 2009 approximately $268,000 or 53 percent of total uninvoiced materials and services of $0.5 million, included in accrued liabilities were payable to Flextronics Electronics and Shengyih Electronics Plastic Manufactory.
5. Accounts Receivable
     Accounts receivable consist of the following (in thousands):

	January 31,
	2010	2009
Trade accounts receivable	$11,625	$3,988
Less: Allowances for doubtful accounts	(136)	(14)

	$11,489	$3,974

6. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2010	2009
Raw materials	$574	$290
Finished goods	361	942

	$935	$1,232

     As of January 31, 2010, approximately $208,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China.
7. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 31,
	2010	2009
Office furnishings and fixtures	$1,301	$1,309
Equipment	4,762	4,838
Purchased software	80	139

	6,143	6,286
Less: Accumulated depreciation and amortization	(5,071)	(5,007)

	$1,072	$1,279

     As of January 31, 2010, approximately $524,000 of equipment, primarily tooling and fixtures, was located at various contract manufacturer locations in China.
     During fiscal 2010, nearly fully depreciated equipment, purchased software, and furnishings with a cost basis of $647,000, $59,000 and $8,000, respectively were retired through a process of physical inspection and management inquiry.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the fourth quarter of fiscal 2009, leasehold improvements with a cost basis of $0.7 million, included in office furnishings and fixtures above, were retired in conjunction with the execution of the sublease agreement with Ascom Inc. (see Note 15).
     Depreciation and amortization expense for fiscal 2010 and 2009 totaled $0.8 million and $1.0 million, respectively.
8. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	January 31,
	2010	2009
Accrued payroll and related expenses	$408	$417
Uninvoiced materials and services received	5,384	510
Accrued legal and professional fees	224	526
Amounts payable to Ascom	—	903
Current portion of deferred rent	117	109
Accrued travel expenses	30	21
Accrued warranty	4,759	86
Amounts payable to contract manufacturer	874	290
Other	416	316

	$12,212	$3,178

     The amounts payable to Ascom at January 31, 2009 represent Comarco collections of accounts receivable balances sold to Ascom offset by payments made on behalf of Ascom for trade payables assumed in conjunction with the sale of WTS.
9. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. These amounts are recorded in accrued liabilities in the consolidated balance sheet. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. During fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall announced during the first quarter of fiscal 2011(see Note 16). A summary of the standard warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2010	2009
Beginning balance	$86	$46
Accrual for product safety recall costs	4,615	—
Accruals for warranties issued during the period	272	146
Utilization	(214)	(106)

	$4,759	$86

10. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility was renewed on February 8, 2010 (see Note 16) and matures, on February 10, 2011, at which time, any outstanding principal balance is payable in full.
     Under the Loan Agreement, as in effect during fiscal 2010, the Company may borrow up to (a) the lesser of (i) $5,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. During the second quarter of fiscal 2010, the Company borrowed $1,000,000 under the Loan Agreement, which remains outstanding at January 31, 2010. Additionally, under this Loan Agreement, we have one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. As of January 31, 2010, the Company was in compliance with the covenants in the Loan Agreement and had $3.2 million in remaining unused borrowing availability.
11. Income Taxes
     Income tax benefit on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2010	2009
Federal:
Current	$(205)	$—
Deferred	—	—
State:
Current	(59)	—
Deferred	—	—
Foreign:
Current	—	—

	$(264)	$—

     The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2010		2009
		Percent		Percent
	Amount	Pretax Income	Amount	Pretax Income
Loss from continuing operations before income taxes and discontinued operations	$(8,957)	100%	$(13,074)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$(3,045)	(34.0%)	$(4,445)	(34.0%)
State tax, net of federal benefit	(394)	(4.4)	(562)	(4.3)
Research and MIC credits	(129)	(1.4)	(376)	(2.9)
Change in valuation allowance	3,939	44.0	1,107	8.5
Permanent differences	18	0.2	89	0.7
Benefit of five year carryback claim	(205)	(2.3)	—	—
Adjustment to unrecognized tax benefits	(53)	(0.6)	—	—
Return to provision adjustments	(906)	(10.1)	—	—
Additional tax gain on sale of WTS	—	—	685	5.2
Other, net	18	0.2	127	1.0

Income tax benefit	$(757)	(8.5)%	$(3,375)	(25.8%)

     The total income tax expense (benefit) recorded for the years ended January 31, 2010 and 2009 was as follows (in thousands):

	January 31,
	2010	2009
Tax benefit from continuing operations	$(757)	$(3,375)
Tax expense from discontinued operations	493	3,375

	$(264)	$—

47

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2010 and 2009 are as follows (in thousands):

	January 31,
	2010	2009
Deferred tax assets:
Accounts receivable	$55	$8
Inventory	677	630
Property and equipment, principally due to differing depreciation methods	391	290
Employee benefits, principally due to accrual for financial reporting purposes	145	130
Accrued liabilities for financial reporting purposes	113	167
Net research and manufacturer investment credit carryforwards	2,006	1,946
Net operating losses	6,489	4,719
AMT credit carryforwards	295	295
Deferred rent	48	56
Stock Based compensation	635	534
Warranty accrual	1,831	34
Other	78	15

Total gross deferred tax assets	12,763	8,824
Less: valuation allowance	(12,763)	(8,824)

Net deferred tax assets	$—	$—

     The Company has federal and state research and experimentation credit carryforwards of $1.2 million and $1.5 million, which expire through 2029 and indefinitely, respectively. Additionally, for state tax purposes, the Company has a manufacturer investment credit carryforward of $60,000, which expires through 2010. The Company has a net operating loss carryforward of $17.0 million for federal and $16.1 million for state, which expire through 2029 and 2019, respectively.
     In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $12.8 million valuation allowance for deferred tax assets as of January 31, 2010, an increase of $3.9 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets.
     A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized
Tax Benefits
Balance at February 1, 2009	$592
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	(53)

Balance at January 31, 2010	$539

     There was no change in the amount of unrecognized tax benefits from the adoption of the FASB guidance on uncertain tax positions until fiscal year 2010. The unrecognized tax benefits recorded above, if reversed, would result in a $19,000 decrease in income tax expense. The remaining $520,000 of unrecognized tax benefits, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. Due to normal closures of the statute of limitations, there is a reasonable possibility that the Company may record up to $19,000 in decreases in income tax expense within the next twelve months.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company recognizes interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations. As of January 31, 2010, the Company had accrued approximately $5,000 in interest and penalties, which was recorded directly to retained earnings in accordance with the adoption of the uncertain tax provisions of the FASB’s Income Taxes Topic.
     The Company and its subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2004 in those jurisdictions where returns have been filed.
12. Stock Compensation
     Comarco, Inc. has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, and directors may be granted awards to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value.
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
     Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the Company’s Board of Directors unless vesting occurs based on achievement of performance measures, as defined. The options granted under the Director Plan and the Employee Plan expire as determined by the Compensation Committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The awards granted under the 2005 Plan expire as determined by the Compensation Committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).
     Transactions and other information relating to these plans for the years ended January 31, 2010 and 2009 are summarized below:

	Outstanding Awards
		Weighted-	Aggregate
	Number of	Average	Intrinsic Value
	Shares	Exercise Price	(In thousands)
Balance, February 1, 2008	842,000	$11.59	$—
Awards granted	813,500	1.29
Awards canceled or expired	(471,500)	12.02
Awards exercised	—	—

Balance, January 31, 2009	1,184,000	$4.34	$—
Awards granted	69,204	2.89
Awards canceled or expired	(95,500)	9.23
Awards exercised	—	—

Balance, January 31, 2010	1,157,704	$3.85	$1,197

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted-average fair value of awards granted during fiscal 2010 and 2009 was $2.89 and $0.61 per share, respectively.
     The following table summarizes information about stock awards outstanding at January 31, 2010:

	Awards Outstanding				Awards Exercisable
		Weighted-Average
Range of	Number	Remaining		Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$ 1.09 to 4.90	867,704	8.1		$1.35	140,076	$1.49
6.19 to 9.89	166,000	4.8		7.77	158,500	7.84
10.43 to 11.60	60,000	5.2		10.72	52,500	10.76
15.07	10,000	1.4		15.07	10,000	15.07
20.04 to 23.67	54,000	0.3		22.16	54,000	22.16

1.09 to 23.67	1,157,704	7.0	years	3.85	415,076	8.10

     There were 415,076 stock options exercisable at January 31, 2010 at a weighted-average exercise price of $8.10. Shares available under the plans for future grants at January 31, 2010 were 131,796. As of January 31, 2010, the shares available for future grant under the director stock option plan totaled 625.
13. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for the fiscal years ended January 31, 2010 and 2009, basic and diluted loss per share were the same because the inclusion of 222,436 and 60,045 potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2010	2009
Basic & Diluted:
Loss from continuing operations	$(8,200)	$(9,699)
Weighted average shares outstanding	7,327	7,327

Basic and diluted loss per share from continuing operations	$(1.12)	$(1.32)

Income from discontinued operations	$778	$5,234
Weighted average shares outstanding	7,327	7,327

Basic and diluted earnings per share from discontinued operations	$0.11	$0.71

Net loss	$(7,422)	$(4,465)
Weighted average shares outstanding	7,327	7,327

Basic and diluted loss per share	$(1.01)	$(0.61)

14. Employee Benefit Plans
     The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2001, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2010 and 2009 were approximately $0.1 million and $0.4 million, respectively. During fiscal 2010 and 2009 the Company made matching contributions of $0 and $41,000 through forfeited matching funds previously contributed to the plan.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has obligations to match employee contributions made to the Company’s savings and retirement plan. Generally, the Company’s obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If the Company is unable to meet the requisite matching, the Company’s Savings and Retirement Plan may need to be amended.
15. Commitments and Contingencies
     Rental commitments under non-cancelable operating leases, principally on the Company’s office space, were $0.6 million at January 31, 2010, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2011	386
2012	221

Total minimum lease payments	$607

     Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2010 and 2009 was $0.4 million and $0.8 million, respectively.
     Operating leases included in the amounts reported above include leases that have been assigned to Case Systems, Inc., the acquirer of the Call Box business. These amounts represent $8,000 of the lease commitments for fiscal 2011.
     Additionally, in conjunction with the sale of WTS, the Company entered into a sublease with Ascom Inc., for the portion of the corporate offices they occupy. This sublease is co-terminous with the Company’s lease, and will offset the operating lease amounts above by $184,000 for fiscal 2011 and by $107,000 for fiscal 2012.
Purchase Commitments with Suppliers
     The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. The Company’s fixed purchase commitments at January 31, 2010 totaled $12.0 million.
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
Letter of Credit
     In May 2006, the Company obtained a $0.5 million letter of credit from US Bank pursuant to a lease provision for the corporate offices to which the Company relocated on August 28, 2006. On November 6, 2007, the letter of credit was reduced to $250,000 pursuant to the provisions of the lease. In the fourth quarter of fiscal 2009,

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the letter of credit was reduced a final time to $77,000 pursuant to the provisions of the lease. The letter of credit was secured by a certificate of deposit that matured on May 1, 2009, and is reflected as restricted cash on the consolidated balance sheet as of January 31, 2009. During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank to allow for continuous and unlapsed compliance with the lease provision. The letter of credit from Silicon Valley Bank is not secured by a certificate of deposit but is treated as a reduction in available borrowings under the Loan Agreement.
Legal Contingencies
     On June 8, 2007, iGo Inc. (“iGo”) sued the Company alleging that two iGo patents are infringed by the mechanical keying arrangement between power adapters and programming tips used by the Company in its mobile power products sold through its distributors and to a computer maker. The Company denied liability and countersued alleging that iGo has breached a Settlement Agreement entered into between the parties in 2003 to settle a previous patent infringement suit, and that iGo is liable for infringement of at least one Comarco patent by effectively sub-licensing a third party to manufacture and sell power adapter products and accessories covered by the Comarco patent. iGo denied liability and amended its claims to further allege that the Company breached the Settlement Agreement by asserting claims against iGo because its activities are permissible under the Settlement Agreement. The Company denied liability as to the additional claim made by iGo.
     On May 26, 2009, at the request of the parties, the court dismissed the entire case, without prejudice to being re-filed at a later date, with each party to bear its own costs and attorneys’ fees. In connection with the dismissal each party agreed that it would not re-initiate litigation against the other party involving a dispute over the previous claims unless and until it had first given notice to the other party and thereafter their best efforts to resolve the dispute without the need for further litigation. Neither party has provided the other party with any such notice as of the date of filing this annual report on Form 10-K.
     On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the Company’s January 2009 sale of its WTS business to Ascom constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. The Company denies that a Change of Control occurred and contends that the former employee is not entitled to any payment pursuant to the Severance Compensation Agreement. Arbitration for this matter is scheduled for September 28, 2010. The outcome of this matter is neither determinable nor estimable as of the date of filing this annual report on Form 10-K and accordingly no provision has been recorded on the consolidated balance sheet at January 31, 2010.
     In addition to the pending matter described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.
16. Subsequent Events
     On February 8, 2010, the Company entered into the First Amendment to the Loan and Security Agreement (the “Loan Agreement”) with SVB. The credit facility matures, and any outstanding principal balance is payable in full, on February 10, 2011.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance of any advances made by SVB under the line of credit. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of the date of filing this report on Form 10-K, the Company has borrowed $1.0 million under this Loan Agreement.
     On April 30, 2010, the Consumer Products Safety Commission in cooperation with the Company, commenced the voluntary recall of certain Targus-branded AC power adapters for laptops sold from June 2009 through March 2010. This product safety recall impacts approximately 500,000 units. Due to the recall action, we have accrued approximately $4.0 million in cost of revenue in the fourth quarter of fiscal 2010 related to estimated costs to replace the impacted units as well as $0.6 million in selling, general and administrative expenses related to legal and other professional services estimated to be incurred during the recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers as well as end-user consumers.

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
Changes in Internal Control Over Financial Reporting
     During the fourth quarter of the fiscal year ended January 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2010.
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
ITEM 9B. OTHER INFORMATION
     On May 1, 2010, we entered into an Executive Employment Agreement (the “Inman Agreement”) with Samuel M. Inman, III (“Inman”), our President and Chief Executive Officer and an Executive Employment Agreement (the “Hickman Agreement”) with Winston E. Hickman (“Hickman”), our Chief Financial Officer.
     The Inman Agreement. Pursuant to the Inman Agreement, beginning May 1, 2010 Inman’s annual base salary was reduced to $360,000. In addition, the Inman Agreement provides that Inman is entitled to a quarterly “target” cash performance bonus of $38,750 pursuant to the Comarco, Inc. Executive Incentive Bonus Plan (“Bonus Plan”). The actual amount of the performance bonuses which will be paid to Inman each quarter will be based upon a pay-out schedule directly related to the achievement of certain performance measures. Both the reduction in Inman’s base salary and the potential performance bonuses, as provided for under the Inman Agreement, were previously disclosed by the Company in a Current Report on Form 8-K filed March 25, 2010.
     The Inman Agreement also provides that Inman shall be entitled to participate in the Company’s benefit plans and receive a car allowance of $800 per month during the term of his employment.
     Pursuant to the Inman Agreement, in the event Inman is terminated by the Company without “Good Cause” (as defined in the agreement) during the “Severance Benefit Term” (as defined in the agreement), then Inman shall be entitled to receive “Severance Pay” (as defined in the Inman Agreement) and the acceleration of the vesting of any remaining unvested stock options held by Inman set forth in a schedule to the Inman Agreement (such accelerated vesting is referred to as the “Inman Severance Equity Incentive”). In the event the Company terminates Inman for Good Cause during the Severance Benefit Period or during the two year period following a “Change of Control” (as defined in the agreement), then Inman shall not be entitled to any benefits other than certain accrued benefits earned by Inman as of the termination date. If Inman’s employment is terminated by the Company as a result of his disability or his death, then Inman (or his estate) shall be entitled to receive the Inman Severance Equity Incentive and accrued benefits.
     Inman has the right to terminate the Inman Agreement for “Good Reason” (as defined in the Inman Agreement) in the event Inman suffers a “Material Change” (as defined in the Inman Agreement) during the Severance Benefit Term. In this event, Inman shall be entitled to Severance Pay and the Inman Severance Equity Incentive.
     In the Inman Agreement, the “Severance Benefit Term” is defined as the period of three years following the execution of the agreement; provided, however, the Severance Benefit Term shall be automatically extended for a fourth year unless, prior to the expiration of the first three years, the Company gives Inman written notice of its election not to extend the Severance Benefit Term for a fourth year. The term “Severance Pay” is defined in the Inman Agreement as an amount equal to the “Severance Cash Payment” plus the amounts necessary to continue medical insurance under COBRA for up to eighteen months. The term “Severance Cash Payment” in the Inman Agreement means an amount equal to one and one half times the amount of Inman’s then annual cash salary and Inman’s then annual “target” cash performance bonus for the year in which the termination occurs.

     If a Change of Control occurs, the Company is not the surviving entity and Inman’s stock options are not assumed or replaced with substitute options, then Inman shall be entitled to the Inman Severance Equity Incentive. If a Change of Control occurs and in connection with the Change of Control or, during the two year period following such Change of Control, the Inman Agreement is terminated by the Company or any successor without Good Cause or if during such two year period there is a Good Reason Termination by Inman, then Inman shall be entitled to receive the Severance Pay and the Inman Severance Equity Incentive.
     The Inman Agreement also provides that Inman is to sign a separation agreement upon his termination in certain circumstances and contains provisions designed to protect the Company’s proprietary information.
     The Hickman Agreement. Pursuant to the Hickman Agreement, Hickman is to continue to serve as the Company’s Chief Financial Officer and, beginning May 1, 2010, Hickman’s annual base salary shall be reduced to $260,000. In addition, the Hickman Agreement provides that Hickman is entitled to a quarterly “target” cash performance bonus of $25,000 pursuant to the Bonus Plan. The actual amount of the performance bonuses which will be paid to Hickman each quarter will be based upon a pay-out schedule directly related to the achievement of certain performance measures. Both the reduction in Hickman’s base salary and the potential performance bonuses, as provided for under the Hickman Agreement, were previously disclosed by the Company in a Current Report on Form 8-K filed March 25, 2010.
     The Hickman Agreement also provides that Hickman shall be entitled to participate in the Company’s benefit plans and receive a car allowance of $600 per month for the term of his employment.
     The Company’s rights to terminate Hickman’s employment pursuant to the Hickman Agreement, Hickman’s rights to terminate the Hickman Agreement and many of the defined terms used in the Hickman Agreement are similar to those set forth in the Inman Agreement. In the event Hickman is terminated by the Company without Good Cause during the “Severance Benefit Term” (as defined in the Hickman Agreement), then Hickman shall be entitled to receive “Severance Pay” (as defined in the Hickman Agreement) and the acceleration of the vesting of any remaining unvested stock options held by Hickman set forth in a schedule to the Hickman Agreement (the “Hickman Severance Equity Incentive”). In the event the Company terminates Hickman for Good Cause during the Severance Benefit Period or during the two year period following a Change of Control, then Hickman shall not be entitled to any benefits other than certain accrued benefits earned by Hickman as of the termination date. In the event Hickman’s employment is terminated by the Company as a result of his disability or his death, then Hickman (or his estate) shall be entitled to receive the Hickman Severance Equity Incentive and accrued benefits.
     Under the Hickman Agreement, Hickman has the right to terminate the Hickman Agreement for “Good Reason” in the event Hickman suffers a “Material Change” (as defined in the Hickman Agreement) during the Severance Benefit Term. In this event, Hickman shall be entitled to Severance Pay and the Hickman Severance Equity Incentive.
     In the Hickman Agreement, the “Severance Benefit Term” is defined as the period of two years following the execution of the agreement; provided, however, the Severance Benefit Term shall be automatically extended for a third year unless, prior to the expiration of the first two years, the Company gives Hickman written notice of its election not to extend the Severance Benefit Term for a third year. The term “Severance Pay” is defined in the Hickman Agreement as an amount equal to the “Cash Payment” plus the amounts necessary to continue medical insurance under COBRA for up to eighteen months. The term “Severance Cash Payment” in the Hickman Agreement means an amount equal to Hickman’s then annual cash salary and Hickman’s then annual “target” cash performance bonus for the year in which the termination occurs.
     If a Change of Control occurs, the Company is not the surviving entity and Hickman’s stock options are not assumed or replaced with substitute options, then Hickman shall be entitled to the Hickman Severance Equity Incentive. If a Change of Control occurs and in the two year period following the Change of Control the Hickman Agreement is terminated by the Company or any successor without Good Cause or if during such two year period there is a Good Reason Termination by Hickman, then Hickman shall be entitled to receive the Severance Pay and the Hickman Severance Equity Incentive as provided in the Hickman Agreement.

     The Hickman Agreement also provides that Hickman is to sign a separation agreement upon his termination in certain circumstances and contains provisions designed to protect the Company’s proprietary information.
     The foregoing descriptions of the Inman Agreement and the Hickman Agreement are qualified in their entirety by the terms and conditions of the actual agreements, copies of which are attached hereto as Exhibits 10.12 and 10.13 and which are incorporated herein by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The information required by this Item 10 will be included in the Company’s definitive proxy statement for its fiscal 2010 annual meeting of shareholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Board Meetings and Committees,” and “Audit and Finance Committee Report,” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 will be included in the Company’s definitive proxy statement for its fiscal 2010 annual meeting of shareholders under the captions “Executive Compensation” and “Corporate Governance—Non-Employee Director Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 will be included in the Company’s definitive proxy statement for its fiscal 2010 annual meeting of shareholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item 13 will be included in the Company’s definitive proxy statement for its fiscal 2010 annual meeting of shareholders under the caption “Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this Item 14 will be included in the Company’s definitive proxy statement for its fiscal 2010 annual meeting of shareholders under the captions “Board Meetings and Committees” and “Ratification of Appointment of Independent Registered Public Accounting Firm for Fiscal 2010,” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1.	Financial Statements (See Item 8)
2.	Financial Statement Schedule:
     The following additional information for the years ended January 31, 2010 and 2009 is submitted herewith:
     II Valuation and Qualifying Accounts
     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.
3.	Exhibits
Plan of Disposition
2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Case Systems, Inc., and Sebastian Gutierrez, dated as of July 10, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.01 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008.

2.2	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, and Ascom Inc., dated as of September 26, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

Articles of Incorporation; Bylaws

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from Exhibit 3.1 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The Restated By-Laws are incorporated herein by reference from Exhibit 3.2 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2009.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

Material Contracts

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.7	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference from Exhibit 10.14 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.8	Escrow Agreement, dated January 6, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc., and U.S. Bank National Association is incorporated herein by reference from Exhibit 99.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2009.

10.9	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.10	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.11	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. **

10.12	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III. *

10.13	Executive Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman. *

10.14	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein is incorporated by reference from Exhibit 10.3 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 2009.

10.15	Non-Employee Director Compensation Policy is incorporated by reference from Exhibit 10.16 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2009.*

10.16	Executive Incentive Bonus Plan is incorporated by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.*

Other Exhibits

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

COMARCO, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2010.

COMARCO, INC.
/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SAMUEL M. INMAN, III	President and Chief Executive Officer	May 3, 2010
Samuel M. Inman, III	(Principal Executive Officer), Director

/s/ WINSTON E. HICKMAN	Chief Financial Officer (Principal	May 3, 2010
Winston E. Hickman	Financial and Accounting Officer)

/s/ ROBERT J. MAJTELES	Chairman of the Board,Director	May 3, 2010
Robert J. Majteles

/s/ RICHARD T. LEBUHN	Director	May 3, 2010
Richard T. LeBuhn

/s/ GERALD D. GRIFFIN	Director	May 3, 2010
Gerald D. Griffin

/s/ JEFFREY R. HULTMAN	Director	May 3, 2010
Jeffrey R. Hultman

COMARCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 31, 2010 and 2009
(In thousands)

		Charged to
	Balance at	Cost and
	Beginning of	Expense		Other Changes	Balance at
	Year	(Recovery)	Deductions	Add (Deduct)	End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):

Year ended January 31, 2010	$14	$122	$—	$—	$136

Year ended January 31, 2009	$—	$14	$—	$—	$14

Allowance for deferred tax assets:

Year ended January 31, 2010	$8,824	$—	$—	$3,939	$12,763

Year ended January 31, 2009	$7,717	$—	$—	$1,107	$8,824

INDEX TO EXHIBITS

Exhibit	Description

2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Case Systems, Inc., and Sebastian Gutierrez, dated as of July 10, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.01 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008.

2.2	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, and Ascom Inc., dated as of September 26, 2008. The Asset Purchase Agreement is incorporated herein by reference from Exhibit 2.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

3.1	Articles of Incorporation. The Articles of Incorporation are incorporated herein by reference from Exhibit 3.1 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	By-Laws. The Restated By-Laws are incorporated herein by reference from Exhibit 3.2 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2009.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference from Exhibit 99.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 6, 2003.

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference from Exhibit 10.9 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.7	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference from Exhibit 10.14 to the Company’s report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.8	Escrow Agreement, dated January 6, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc., and U.S. Bank National Association is incorporated herein by reference from Exhibit 99.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2009.

Exhibit	Description

10.9	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.10	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.11	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. *

10.12	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III. *

10.13	Executive Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman. *

10.14	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein is incorporated by reference from Exhibit 10.3 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 2009.

10.15	Non-Employee Director Compensation Policy is incorporated by reference from Exhibit 10.16 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2009.*

10.16	Executive Incentive Bonus Plan is incorporated by reference from Exhibit 10.1 to the Company’s report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010.*

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Supplement to Registrant’s Registration Statements on Form S-8

*	Management contract or executive compensation plan or arrangement.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.