Form 10-Q
period 2010-04-30
COMARCO INC
filed 2010-06-14
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended APRIL 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Yes ☐  No ☑
The registrant had 7,326,569 shares of common stock outstanding as of June 3, 2010.

COMARCO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	April 30,	January 31,
	2010	2010 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$8,984	$10,127
Accounts receivable due from customers and suppliers, net of reserves of $153 and $136	11,372	11,489
Inventory, net of reserves of $1,617 and $1,650	1,180	935
Other current assets	527	280

Total current assets	22,063	22,831
Property and equipment, net	950	1,072

Total assets	$23,013	$23,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,641	$1,134
Accrued liabilities	11,525	12,212
Line of credit	1,000	1,000

Total current liabilities	14,166	14,346
Tax liability	33	33
Deferred rent, net of current portion	32	63

Total liabilities	$14,231	$14,442

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2010 and January 31, 2010, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,569 shares issued and outstanding at April 30, 2010 and January 31, 2010, respectively	733	733
Additional paid-in capital	15,022	14,967
Accumulated deficit	(6,973)	(6,239)

Total stockholders’ equity	8,782	9,461

Total liabilities and stockholders’ equity	$23,013	$23,903

(A)	Derived from the audited consolidated financial statements as of January 31, 2010.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 30,
	2010	2009

Revenue	$7,514	$2,022
Cost of revenue	5,912	2,336

Gross profit (loss)	1,602	(314)

Selling, general, and administrative expenses	1,407	1,686
Engineering and support expenses	902	870

	2,309	2,556

Operating loss	(707)	(2,870)
Other expense, net	(19)	(10)

Loss from continuing operations before income taxes	(726)	(2,880)
Income tax benefit	—	—

Net loss from continuing operations	(726)	(2,880)
Income (loss) from discontinued operations, net of income taxes	(8)	39

Net loss	$(734)	$(2,841)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.10)	$(0.39)
Net income (loss) from discontinued operations	—	—

	$(0.10)	$(0.39)

Weighted average common shares outstanding:
Basic	7,327	7,327

Diluted	7,327	7,327

Common shares outstanding	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(726)	$(2,880)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	193	199
Loss on sale/retirement of property and equipment	—	6
Stock based compensation expense	55	66
Loan origination fees	14	43
Provision for doubtful accounts	17	—
Provision for obsolete inventory	(33)	16
Changes in operating assets and liabilities:
Accounts receivable due from customers and suppliers	100	1,900
Inventory	(212)	528
Other assets	(205)	277
Accounts payable	507	(455)
Deferred rent	(31)	(29)
Accrued liabilities	(687)	(1,236)

Net cash used in continuing operating activities	(1,008)	(1,565)
Net cash provided by (used in) discontinued operating activities	(8)	39

Net cash used in operating activities	(1,016)	(1,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71)	(58)

Net cash used in continuing investing activities	(71)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan origination fees	(56)	(43)

Net cash used in financing activities	(56)	(43)

Net decrease in cash and cash equivalents	(1,143)	(1,627)
Cash and cash equivalents, beginning of period	10,127	14,144

Cash and cash equivalents, end of period	$8,984	$12,517

Supplemental disclosures of cash flow information:
Cash paid for interest	$14	$—

Cash paid for income taxes	$2	$14

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
2. Summary of Significant Accounting Policies
Future Operations, Liquidity and Capital Resources:
     The Company has experienced substantial pre-tax losses from operations for the first fiscal quarters of fiscal 2011 and 2010 totaling $0.7 million and $2.9 million, respectively. Further, during the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to a product safety recall (the “Recall”). In addition, the Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010. The Company’s future is highly dependent on its ability to return to, and sustain, overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products. The Company believes that it has begun to address this concern with its Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc., (“Targus”) dated March 16, 2009, pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. Further, the Company continually negotiates with its contract manufacturers and other suppliers in its efforts to reduce its unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. The inability of the Company to successfully achieve these objectives will have a material adverse effect on the Company’s operations and financial condition.
     The Company had working capital totaling approximately $7.9 million at April 30, 2010. Management of the Company believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for at least the next 12 months, assuming the Company is successful in obtaining the necessary waivers or amendments to its existing credit facility. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. The current U.S. capital markets remain relatively illiquid and the inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2010. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2011.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
     Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs, including product recall costs, valuation allowances for deferred tax assets, and determination of stock based compensation.
     During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related the Recall announced during the first quarter of fiscal 2011. The Company’s methodology for estimating the recall costs involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the Recall, particularly communication, replacement, and transportations costs. The Company’s replacement and transportation cost estimates include costs for component parts and labor; the Company also obtained third party cost quotes for communication, fulfillment and administration services. The Company’s current assumption is that approximately 10 percent of total units sold which are impacted by the Recall will be replaced and all of the units in the distribution channel will be replaced. To help understand the relative impact of the return rate assumption, a 10 percentage point increase in the return rate would increase the estimated recall costs by approximately $1.2 million. The Company expects that its cash outlays associated with this product safety recall to be financed from its existing cash balances and credit facility. However, the Company’s estimate for the costs of the Recall may be less than the actual costs incurred which would have a material adverse effect on the Company’s operations and financial condition.
Reclassifications:
     Certain prior period balances have been reclassified to conform to the current period presentation.
Fair Value of Financial Instruments:
     The Company’s financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, and a line of credit. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
carrying amount of the Company’s line of credit approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.
3. Stock-Based Compensation
     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.
     The Company accounts for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of awards that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.
     The compensation expense recognized is summarized in the table below (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2010	2009
Total stock-based compensation expense	$55	$66
Less: Amounts reflected in discontinued operations	—	—

Compensation expense from continuing operations	$55	$66

Impact on basic and diluted earnings per share	0.01	0.01
     The total compensation cost related to nonvested awards not yet recognized is approximately $506,000, which will be expensed over a weighted average remaining life of 30.6 months.
     For the first quarters of fiscal 2011 and 2010, no stock options were granted.
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
     Transactions and other information related to these plans for the three months ended April 30, 2010 are summarized below:

	Outstanding Awards
	Number of	Weighted-Average
	Shares	Exercise Price
Balance, January 31, 2010	1,157,704	$3.85
Options granted	—	—
Options canceled or expired	(31,500)	23.67
Options exercised	—	—

Balance, April 30, 2010	1,126,204	$3.29

     As of April 30, 2010, the stock options outstanding have an intrinsic value of $1,097,000 based on a closing market price of $2.52 per share on April 30, 2010. The following table summarizes information about the Company’s stock awards outstanding at April 30, 2010:

	Awards Outstanding			Awards Exercisable
		Weighted-Avg.
Range of	Number	Remaining	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.09 to 4.90	867,704	7.8	$1.35	143,826	$1.58
6.19 to 9.89	166,000	4.6	7.77	158,500	7.84
10.43 to 11.60	60,000	5.0	10.72	52,500	10.76
15.07 to 20.04	32,500	0.5	18.51	32,500	18.51

	1,126,204	7.0 years	3.29	387,326	6.81

     Stock options exercisable at April 30, 2010 were 387,326 at a weighted-average exercise price of $6.81. At April 30, 2010, shares available for future grants under the 2005 Plan were 131,796 and under the director stock option plan were 625.
4. Recent Accounting Pronouncements
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
5. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008. During the first quarter of fiscal 2010, the Company recorded very minor expenses related to the discontinued operations of the Call Box business and incurred no similar expenses during the first quarter of fiscal 2011.
     Wireless Test Solutions
     The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG (“Ascom”) and its subsidiary Ascom Inc. to sell the Wireless Test Solutions (“WTS”) business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 with approximately 85 percent of the Company’s shareholders voting in favor of the transaction. The transaction closed on January 6, 2009.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights. The proceeds placed in escrow were released in January 2010.
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended April 30,
	2010	2009
Revenues	$—	$—

Income from discontinued operations:
Gain on sale, net of taxes of $0	$—	$43
Loss from discontinued operations, before taxes	(8)	—
Income tax expense	—	—

Total income (loss) from discontinued operations	$(8)	$43

     The $43,000 incurred in fiscal 2010 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom.
6. Loss Per Share
     The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended April 30, 2010 and 2009, basic and diluted net loss per share for both such periods were the same because the inclusion of 290,583 and of 68,717 potentially dilutive securities related to outstanding stock options, respectively, would have been antidilutive.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
7. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2010 or 2009 are listed below (in thousands).

	Three Months Ended April 30,
	2010		2009
Total revenue	$7,514	100%	$2,022	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$1,805	24%	$2,006	99%
Targus Group International, Inc.	5,638	75%	—	—

	$7,443	99%	$2,006	99%

     The Company’s revenues by geographic area, as determined by the “ship to” address, consisted of the following (in thousands):

	Three Months Ended
	April 30,
	2010	2009
North America	$5,597	$41
Europe	55	9
Asia	1,862	1,972

	$7,514	$2,022

     The customers and suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from customers and suppliers at either April 30, 2010 or January 31, 2010 are listed below (in thousands).

	April 30, 2010		January 31, 2010
Total gross accounts receivable due from customers and suppliers	$11,525	100%	$11,625	100%

Customer concentration:
Eurostyle Corporation	$1,485	13%	$—	—
Lenovo Information Products Co., Ltd.	1,836	16%	2,730	24%
Targus Group International, Inc.	7,643	66%	7,917	68%

	$10,964	95%	$10,647	92%

     On March 16, 2009, the Company entered into the Targus Agreement with Targus. Under the Targus Agreement, Comarco will sell certain current and future mobile power supply products exclusively to Targus, and Targus will purchase such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement does not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to original equipment manufacturers that sell such products under their own name as long as such products do not incorporate any intellectual property of Targus. The Company began shipments to Targus under this agreement during the second quarter of fiscal 2010.
     Eurostyle Corporation is an affiliate of Edac Power Electronics Co. Ltd., and has been both a supplier and a customer, as oftentimes we are able to source components locally that we later sell to our contract manufacturers and

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
other suppliers who build the finished goods. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers are excluded from revenue and are recorded as a reduction to cost of revenue. At April 30, 2010 and January 31, 2010, approximately $1.8 million and $0.8 million, respectively, of the Company’s accounts receivable due from customers and suppliers were due from various suppliers.
     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. During the three months ended April 30, 2010, Edac Power Electronics Co. Ltd., Flextronics Electronics and Chicony Power Technology Co. Ltd collectively provided $4.9 million, or 98 percent, of the total product costs of $5.0 million recorded in cost of revenue. For the three months ended April 30, 2009, Flextronics Electronics provided $1.1 million or 68 percent of total product costs of $1.6 million recorded in cost of revenue.
     At April 30, 2010 and January 31, 2010, approximately $276,000 or 17 percent and $534,000 or 47 percent, respectively, of the Company’s accounts payable of $1.6 million and $1.1 million, respectively, was payable to Flextronics Electronics. Additionally at April 30, 2010 and January 31, 2010, approximately $323,000 or 20 percent and $266,000 or 24 percent, respectively of the Company’s accounts payable was payable to Chicony Power Technology Co. Ltd.
     Additionally, at April 30, 2010, approximately $4.4 million or 77 percent of total uninvoiced materials and services of $5.7 million, included in accrued liabilities were payable to Chicony Power Technology, Co. Ltd., Flextronics Electronics and Edac Power Electronics Co. Ltd. At January 31, 2010 approximately $5.0 million or 92 percent of total uninvoiced materials and services of $5.4 million, included in accrued liabilities were payable to Chicony Power Technology, Co. Ltd., Flextronics Electronics and Edac Power Electronics Co. Ltd.
8. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	April 30,	January 31,
	2010	2010
Raw materials	$202	$574
Finished goods	978	361

	$1,180	$935

     As of April 30, 2010 and January 31, 2010, approximately $91,000 and $208,000 of total inventory, respectively, was located at our corporate headquarters. Additionally, as of April 30, 2010, approximately $0.6 million of finished goods relates to recall returns that are currently being reworked at a local contract manufacturer. The remaining balances as of April 30, 2010 and January 31, 2010 were located at various contract manufacturer locations in China.
9. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. These amounts are recorded in accrued liabilities in the unaudited interim condensed consolidated balance sheets. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall announced on April 30, 2010. Approximately 500,000 Targus branded 90-watt universal AC power adapters for laptops are affected by the Recall. A summary of the warranty accrual activity is shown in the table below (in thousands):

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	April 30,
	2010	2009
Beginning balance	$4,759	$86
Accruals for warranties issued during the period	105	20
Utilization	(433)	(36)

	$4,431	$70

     The Company believes that the balance remaining as of April 30, 2010 is adequate to cover additional product recall costs expected to be incurred as well as standard warranty costs. However, actual amounts incurred as a result of the Recall may differ materially from the amounts in the reserves the Company established as a result of the Recall. Actual amounts may differ materially from the Company’s current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall.
10. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility was renewed on February 9, 2010 and matures, on February 10, 2011, at which time, any outstanding principal balance is payable in full.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and must also comply with certain reporting covenants. As of April 30, 2010, the Company has borrowed $1,000,000 under the Loan Agreement. Additionally, under this Loan Agreement, the Company has one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. Amounts borrowed under the Loan Agreement bear interest at a floating per annum rate equal to 1.5% above SVB’s prime rate or, for any period in which we have failed to maintain a quick ratio of 2.0 to 1.0 and for a period of three months following the cure thereof, 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. For any period in which we have failed to maintain the quick ratio threshold, we will be subject to a monthly collateral monitoring fee of $1,000.
     As of April 30, 2010, the Company’s quick ratio was 1.43 to 1.0, which was below the quick ratio of 1.5 to 1.0 required by the Loan Agreement. As a result, an event of default has occurred under the Loan Agreement and on June 11, 2010, the Company and SVB entered into a Forbearance to Loan and Security Agreement (the “Forbearance”). Pursuant to the Forbearance, SVB agreed that, so long as no event of default under the Loan Agreement exists other than the Company’s violation of the quick ratio covenant for the months of April and May 2010, SVB shall not exercise its rights against the Company until after July 15, 2010, the date at which the May 2010 quick ratio calculation is due to be reported to SVB.
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
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
Executive Severance Commitments
     The Company has severance compensation and employment agreements with certain key executives. These agreements require the Company to pay these executives, in the event of certain terminations of employment following a change of control of the Company, up to the amount of one and a half times their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements.
Letter of Credit
     During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from SVB to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit from SVB is treated as a reduction in available borrowings available to the Company under the Loan Agreement.
Legal Contingencies
     On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the Company’s January 2009 sale of its WTS business to Ascom and/or a change in the composition of the Board of Directors of the Company constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. The Company denies that a Change of Control occurred and contends that the former employee is not entitled to any payment pursuant to the Severance Compensation Agreement. Arbitration for this matter is scheduled for September 28, 2010. The outcome of this matter is neither determinable nor estimable as of the date of filing this quarterly report on Form 10-Q and accordingly no provision has been recorded on the unaudited interim condensed consolidated balance sheet at April 30, 2010.
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
     Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from a limited number of customers; additional costs which might be incurred related to our previously announced product recall beyond the reserves established for the recall; unexpected difficulties and delays associated with our efforts to obtain cost reductions and achieve higher sales volumes for our ChargeSource® products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors, including failure from significant reductions in demand from earlier anticipated levels; risks related to market acceptance of our products and our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; and costs and potential adverse determinations arising out of adverse proceedings or litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
     In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC, as such risk factors are supplemented and amended in this Form 10-Q under Part II, Item 1.A. below, those contained in the Company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
     In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended April 30, 2010:
•	On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus Group International, Inc. (“Targus”) from June 2009 through March 2010. We estimate that approximately 400,000 of the affected units are in the hands of consumers and the remaining affected units are currently in the distribution channel. We have established a recall website and hotline to enable consumers to determine if they have a unit subject to the Recall. We have established a process to replace and repair the affected units. Due to the Recall, we accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and adverse developments with respect to such matters could materially increase the costs of the Recall to Comarco.

Comarco’s revenue for the three months ended April 30, 2010, from the sale of its legacy or “Bronx” product significantly declined from prior periods. As Comarco continues to transition from Bronx sales to sales of its new “Slim and Light” or “Manhattan” product, Comarco anticipates that future revenue from the Bronx product will be modest.

In an abundance of caution, during the later part of the first quarter of fiscal 2011, Comarco ceased production of its Manhattan product to allow it time to verify that the product did not contain defects similar to the one which caused the Recall. Comarco successfully completed its verification process and resumed manufacturing and volume shipping Manhattan units late in the first quarter. As a result of the temporary cessation of manufacturing of Manhattan products and the significant decline in Bronx sales which occurred during the first quarter of fiscal 2011, Comarco’s sales to Targus for the three months ended April 30, 2010 were adversely affected. On a sequential basis, sales to Targus for the three months ended April 30, 2010 decreased $1.0 million to $5.6 million compared to $6.6 million for the three months ended January 31, 2010.

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

•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We began shipping this product in the latter part of May 2010.

•	Revenue for the first quarter of fiscal 2011 increased to $7.5 million compared to $2.0 million for the first quarter of fiscal 2010. The increase is attributable to shipments to Targus under the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Approximately 75 percent of our revenue during the first quarter of fiscal 2011 was from sales to Targus and we expect that Targus will continue to represent a large percentage of our future revenue. Any adverse change in our relationship with Targus, as a result of the Recall or any other reason, or significant reduction, cancellation or delay in purchases by Targus or our other key customers, would adversely impact our revenues, business and results of operations.

•	We have a history of net operating losses and our future is dependent upon our ability to return to, and sustain, overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products. Further, the Company continually negotiates with its contract manufacturers and other suppliers in its efforts to reduce its unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. If we fail to achieve cost reductions and higher sales volumes for our products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.

•	On February 9, 2010 we entered into an amendment to our Loan and Security Agreement (as amended, the “Loan Agreement”) with Silicon Valley Bank (“SVB”). As of April 30, 2010 our quick ratio was 1.43 to 1.0, which was below the quick ratio of 1.5 to 1.0 required by the Loan Agreement for the month ended April 30, 2010. As a result, an event of default has occurred under the Loan Agreement and on June 11, 2010, we and SVB entered into a Forbearance to Loan and Security Agreement (the “Forbearance”). Pursuant to the Forbearance, SVB agreed that, so long as no event of default under the Loan Agreement exists other than our violation of the quick ratio covenant financial covenant for the months of April and May of 2010, SVB shall not exercise its rights against us until after July 15, 2010, the date at which the May 2010 quick ratio calculation is due to be reported to SVB. Our management is scheduled to meet with representatives of SVB after the date of this filing and prior to the end of June 2010 to discuss the possibility of obtaining a waiver with respect to this covenant default and/or the possibility of amending or otherwise revising the covenant in the Loan Agreement. There are no assurances that this meeting will result in our obtaining the requested waiver or other amendment or revision to the Loan Agreement. See below for further information.

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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2010.
Results of Operations
     The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009:
Revenue

	Three Months Ended April 30,
	2010		2009
		(In thousands)
		% of		% of	2010 over 2009
		Revenue		Revenue	% Change
Revenue	$7,514	100%	$2,022	100%	272%

Operating loss	$(707)		$(2,870)

Loss from continuing operations	$(726)		$(2,880)

Revenue by Geographic Region

	Three Months Ended April 30,		2010 over 2009
	2010	2009	% Change
	(In thousands)

Revenue:
North America	$5,597	$41	13,551%
Europe	55	9	511%
Asia	1,862	1,972	(6%)

	$7,514	$2,022	272%

Revenue by Customer

	Three Months Ended April 30,		2010 over 2009
	2010	2009	% Change
	(In thousands)

Revenue:
Lenovo	$1,805	$2,006	(10%)
Targus	5,638	—	—
Other	71	16	344%

	$7,514	$2,022	272%

Revenue
     The increase in revenue of $5.5 million for the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 is attributable to shipments to Targus under the Targus Agreement. Revenue from shipments to Lenovo decreased $0.2 million or 10 percent in the first quarter of fiscal 2011 compared to the corresponding prior year period.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2010		2009
		(In thousands)
		% of		% of	2010 over 2009
		Total		Total	% Change
Cost of revenue:
Product costs	$5,002	85%	$1,619	69%	209%
Fixed supply chain overhead	796	13%	605	26%	32%
Inventory reserve and scrap charges	—	—	112	5%	(100%)
Freight, expedite, and other charges	114	2%	—	—	100%

	$5,912	100%	$2,336	100%	153%

	Three Months Ended April 30,		2010 over 2009
	2010	2009	ppt Change

Gross margin	21%	(16%)	37
     The first quarter of fiscal 2011 increase in cost of revenue of $3.6 million compared to the first quarter of fiscal 2010 was primarily attributable to the 272 percent increase in revenue compared to the first quarter of fiscal 2010. During the first quarter of fiscal 2011, our fixed supply chain overhead increased by $0.2 million or 32 percent. This increase is due to additional personnel needed to assist with procurement of component inventory that has become increasingly difficult to source at our desired prices and within our desired lead times. We also have added staff to assist with the management of our growing number of contract manufacturers. During the first quarter of fiscal 2010 we incurred scrap charges of $0.1 million relating to engineering design changes. We did not incur any similar charges during the first quarter of fiscal 2011.

Operating Costs and Expenses

	Three Months Ended April 30,
	2010		2009
		(in thousands)
		% of		% of	2010 over 2009
		Revenue		Revenue	% Change
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$404	5%	$815	40%	(50%)
Corporate overhead	1,003	13%	871	43%	15%
Engineering and support expenses	902	12%	870	43%	4%

	$2,309	31%	$2,556	126%	(10%)

     Selling, general, and administrative expenses decreased by $0.4 million during the first quarter of fiscal 2011, compared to the same period of the prior year, primarily as a result of a reduction in legal expense of $0.4 million incurred during the first quarter of the prior year relating to the certain litigation which was dismissed in May 2009.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The increase in corporate overhead of $0.1 million during the first quarter of fiscal 2011 compared to the same period of the prior year relates primarily to fiscal 2011 bonus accruals as well as additional staffing costs in the accounting department.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The engineering costs remained relatively constant in the first quarter of the current year compared to the first quarter of fiscal 2010.
Other expense, net
     Other expense, net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. During the first quarter of fiscal 2011, we earned $8,000 in interest income but incurred $27,000 in interest expense and amortization of loan origination fees related to our credit facility. In the first quarter of fiscal 2010, we had incurred $43,000 in loan origination fees but earned $33,000 in interest income.
Income Tax Expense
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first quarter of fiscal 2011, the adjusted net deferred tax assets remain fully reserved as of April 30, 2010.
Discontinued Operations, net of income taxes
Income from Discontinued Operations — Call Box
     The sale of the Call Box business was completed on July 10, 2008, which resulted in a pre-tax gain of $490,000 during fiscal 2009. During the first quarter of fiscal 2010, the Company recorded very minor expenses related to the discontinued operations of the Call Box business and incurred no similar expenses during the first quarter of fiscal 2011.

Income (Loss) from Discontinued Operations — Wireless Test Solutions
(in thousands except change)

	Three Months Ended April 30,		Year over Year
	2010	2009	% Change
Revenues	$—	$—	—

Income from discontinued operations:
Gain on sale, net of income taxes of $0	$—	$43	(100%)
Income (loss) from discontinued operations, before taxes	(8)	—	—
Income tax expense	—	—	—

Total income (loss) from discontinued operations	$(8)	$43	(119%)

     The sale of the wireless test solutions business was completed on January 6, 2009, which resulted in a pre-tax gain of $5.9 million recorded in fiscal 2009. The $43,000 recorded during the first quarter of fiscal 2010 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom.
Liquidity and Capital Resources
     Cash and cash equivalents at April 30, 2010 decreased $1.1 million to $9.0 million as compared to $10.1 million at January 31, 2010. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2010	2009
	(in thousands)
Cash used in:
Operating activities	$(1,016)	$(1,526)
Investing activities	(71)	(58)
Financing activities	(56)	(43)
Operating Activities
     Cash used in operating activities of $1.0 million for the first quarter of fiscal 2011 was primarily attributable to our net loss from continuing operations of $0.7 million and an increase in other assets of $0.2 million. Additionally, accrued liabilities decreased $0.7 million and inventory increased by $0.2 million. These uses of cash are offset by an increase in accounts payable of $0.5 million and non-cash depreciation of $0.2 million.
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
Investing Activities
     During the first quarter of fiscal 2011 and 2010 we purchased $71,000 and $58,000, respectively, of property and equipment, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products.
Financing Activities
     During the first quarter of fiscal 2011 and 2010, we paid SVB $56,000 and $43,000, respectively in conjunction with the Loan and Security Agreement described below.

     Our Loan Agreement with SVB was renewed on February 9, 2010 and matures on February 10, 2011, at which time, any outstanding principal balance is payable in full. Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. As of April 30, 2010, we have borrowed $1,000,000 under this Loan Agreement, and we have one letter of credit outstanding in the amount of $77,000. Our obligations under the Loan Agreement are secured by a first priority perfected security interest in our assets, including intellectual property. Amounts borrowed under the Loan Agreement bear interest at a floating per annum rate equal to 1.5% above SVB’s prime rate or, for any period in which we have failed to maintain a quick ratio of 2.0 to 1.0 and for a period of three months following the cure thereof, 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. For any period in which we have failed to maintain the quick ratio threshold, we will be subject to a monthly collateral monitoring fee of $1,000.
     Pursuant to the Loan Agreement, we must maintain a quick ratio of 1.5 to 1.0 as our primary financial covenant and we must also comply with certain reporting covenants. As of April 30, 2010 our quick ratio was 1.43 to 1.0, which was below the quick ratio of 1.5 to 1.0 required by the Loan Agreement for the month ended April 30, 2010. As a result, an event of default occurred under the Loan Agreement and on June 11, 2010, we and SVB entered into the Forbearance. Pursuant to the Forbearance, SVB agreed that, so long as no event of default under the Loan Agreement exists other than our violation of the quick ratio covenant for the months of April and May of 2010, SVB shall not exercise its right against us until after July 15, 2010, the date at which the May 2010 quick ratio calculation is due to be reported to SVB. Our management is scheduled to meet with representatives of SVB after the date of this filing and prior to the end of June 2010 to discuss the possibility of obtaining a waiver with respect to this covenant default and/or the possibility of amending or otherwise revising the Loan Agreement. While we believe we have a good working relationship with SVB, there are no assurances that this meeting will result in our obtaining the requested waiver or other amendment or revision to the Loan Agreement. In addition, there can be no assurance that the interest rate charged to us under the Loan Agreement will not increase or that future terms required by SVB will not further limit our operational or financial flexibility. If we fail to obtain the necessary waiver or to successfully negotiate the required amendment or revision to the Loan Agreement with respect to the events of default covered by the Forbearance, or if we do not comply with the terms and covenants in the Loan Agreement in the future and we are unsuccessful in obtaining the then necessary forbearance, waiver or amendment, we may be prohibited from borrowing additional amounts under the Loan Agreement and the interest and principal amounts outstanding under the Loan Agreement may be declared by SVB to be due and immediately payable. In this event, we may be required to seek alternative debt financing or sell equity securities. If we incur debt, our operating and financial flexibility may be further limited and, if we sell equity securities to a third party, the percentage ownership of our existing shareholders will be diluted, and any new equity securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurances that such alternatives will be available to us on commercially reasonable terms or otherwise.
     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability. We believe that our existing cash and cash equivalent balances, as well as our existing credit facility will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for at least the next 12 months assuming we are successful in obtaining the necessary forbearance or amendment to our primary financial covenant in the Loan Agreement for future periods as discussed above. In addition to our cash and cash equivalent balances, we expect to derive a portion of our liquidity from our cash flows from operations. Certain factors and events could negatively affect our cash flows from operations, including:
•	In the event that any of our significant customers cancel a significant amount of orders or are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the actual Recall costs incurred exceed the amounts that have been accrued in the fourth quarter of fiscal 2010, our operating results and cash flows would be negatively impacted.

•	Should the contract manufacturers of our ChargeSource® products become unable to manufacture our products at the levels currently anticipated, our operating results and cash flows would be negatively impacted.

•	The delay in development or release of our ChargeSource® products could negatively impact our revenue, operating results and cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of April 30, 2010, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
     Under the direction and participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.
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
     There was no change in our internal control over financial reporting during the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Mark Chapman (“Chapman”) vs. Comarco Wireless Technologies, Inc., Case No. 73-166-03168-09 02 FEZA-C, American Arbitration Association. On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the January 2009 sale of our WTS business to Ascom and/or a change to the composition of the Company’s Board of Directors constituted a Change of Control such that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. We have denied that a Change of Control occurred and contend that the former employee is not entitled to any payment pursuant to the Severance Compensation Agreement. Arbitration for this matter is scheduled for September 28, 2010. The outcome of this matter is neither determinable nor estimable as of the date of filing this annual report on Form 10-Q.
     In addition to the matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.
ITEM 1A. RISK FACTORS
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2010 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2010, except as provided in any amendments thereto and those set forth below.
We do not currently comply with the minimum stockholders’ equity requirements for continued listing on the NASDAQ Global Market and there is no assurance that our shares will remain listed on such market or other active trading market in the future. A delisting of our stock from the NASDAQ Global Market or any other active trading market could adversely affect the price and liquidity of our securities in the secondary market.
     On May 19, 2010, we received a staff deficiency letter from The Nasdaq Stock Market (“NASDAQ”) indicating that we do not comply with the minimum stockholders’ equity requirement of $10 million for continued listing on the NASDAQ Global Market. As of April 30, 2010, our stockholders’ equity was approximately $8.8 million. NASDAQ has informed us that we have until July 6, 2010 to submit a plan advising NASDAQ of the action we have- taken, or plan to take, to comply with the listing requirements of the NASDAQ Global Market. Alternatively, NASDAQ has informed us that we may elect to apply for a transfer of the listing of our common stock to the NASDAQ Capital Market, which has less stringent listing standards.

     While we currently intend to prepare a plan of compliance to submit to NASDAQ by the required deadline, there can be no assurance that NASDAQ will accept the compliance plan or that we will be able to increase our stockholders’ equity sufficiently to comply with the continued listing standards of the NASDAQ Global Market. Similarly, if the listing of our shares is transferred to the NASDAQ Capital Market, there can be no assurances that in the future we will be able to comply with all of the continued listing requirements of that market. A delisting of our common stock could adversely affect the market price and market liquidity of our common stock and our ability to raise capital.
As of April 30, 2010, our quick ratio fell below 1.5 to 1.0, resulting in a breach of the financial covenants in the Loan Agreement. Our failure to comply with the covenants in the Loan Agreement could result in a default under this agreement.
     As of April 30, 2010, our quick ratio was 1.43 to 1.0 as calculated pursuant to our Loan Agreement and was below the quick ratio of 1.5 to 1.0 required by the Loan Agreement for the month ended April 30, 2010. As a result, an event of default has occurred under our Loan Agreement and on June 11, 2010 we and SVB entered into the Forbearance. Pursuant to the Forbearance, SVB agreed that, so long as no other event of default under the Loan Agreement exists other than our violation of the quick ratio covenant for the months of April and May 2010, SVB shall not exercise its rights against us until July 15, 2010, the date at which the May 2010 quick ratio calculation is due to be reported to SVB. Our management is scheduled to meet with representatives of SVB after the date of this filing and prior to the end of June 2010 to discuss the possibility of obtaining a waiver with respect to this covenant default and/or the possibility of amending or otherwise revising the Loan Agreement.
     There are no assurances that this meeting will result in our obtaining the requested waiver or other amendment or revision to the Loan Agreement. In addition, there can be no assurance that the interest rate charged to us under the Loan Agreement will not increase or that future terms required by the bank will not further limit our operational or financial flexibility. If we fail to obtain the necessary waiver or to successfully negotiate the required amendment or revision to the Loan Agreement with respect to the events of default covered by the Forbearance, or if we do not comply with the terms and covenants in the Loan Agreement in the future and we are unsuccessful in obtaining the then necessary forbearance, waiver or amendment, we may be prohibited from borrowing additional amounts under the Loan Agreement and the interest and principal amounts outstanding under the Loan Agreement may be declared by SVB to be due and immediately payable. In this event, we may be required to seek alternative debt financing or sell equity securities. If we incur debt, our operating and financial flexibility may be further limited and, if we sell equity securities to a third party, the percentage ownership of our existing shareholders will be diluted and any new equity securities may have rights, preferences and privileges senior to those of our common shares. There can be no assurances that such alternatives will be available to us on commercially reasonable terms or otherwise.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
     None.
ITEM 5. OTHER INFORMATION
          On June 11, 2010 the Company and SVB entered into the Forbearance. Pursuant to the Forbearance, SVB agreed that, so long as no event of default under the Loan Agreement exists other than the Company’s violation of its quick ratio covenant for the months of April and May 2010, SVB shall not exercise its rights against the Company until after July 15, 2010, the date at which the May 2010 quick ratio calculation is due to be reported to SVB. The Forbearance has been filed as Exhibit 10.3 to this Quarterly Report of Form 10-Q and is incorporated herein by reference. This information is provided in this Report in response to Item 1.01, Entry into a Material Definitive Agreement, and Item 9.01, Financial Statements and Exhibits, of Form 8-K in lieu of filing a Form 8-K.
ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our Quartery Report on Form 10-Q, filed on September 14, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

10.1	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 18, 2009)

10.2	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 16, 2010)

10.3	Forbearance to Loan and Security Agreement dated as of June 11, 2010 by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank

10.4*	Comarco, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 25, 2010)

10.5*	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed May 3, 2010)

10.6*	Executed Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed May 3, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or executive compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMARCO, INC.
Date: June 14, 2010	/s/ SAMUEL M. INMAN, III
Samuel M. Inman, III
President and Chief Executive Officer (Principal Executive Officer), Director

Date: June 14, 2010	/s/ WINSTON E. HICKMAN
Winston E. Hickman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 14, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

10.1	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 18, 2009)

10.2	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 16, 2010)

10.3	Forbearance to Loan and Security Agreement dated as of June 11, 2010 by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank

10.4*	Comarco, Inc. Executive Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 25, 2010)

10.5*	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed May 3, 2010)

10.6*	Executed Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed May 3, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or executive compensation plan or arrangement.