Form 10-Q
period 2010-07-31
COMARCO INC
filed 2010-09-07
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JULY 31, 2010
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
          Yes ☐     No ☑
The registrant had 7,326,569 shares of common stock outstanding as of September 1, 2010.

COMARCO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	July 31,	January 31,
	2010	2010(A)
ASSETS
Current Assets:
Cash and cash equivalents	$5,493	$10,127
Accounts receivable due from customers, net of reserves of $1 and $122	14,133	10,655
Accounts receivable due from suppliers, net of reserves of $31 and $14	1,155	834
Inventory, net of reserves of $1,498 and $1,650	1,266	935
Other current assets	426	280

Total current assets	22,473	22,831
Property and equipment, net	932	1,072

Total assets	$23,405	$23,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,410	$1,134
Accrued liabilities	9,666	12,212
Line of credit	1,000	1,000

Total current liabilities	15,076	14,346
Tax liability	33	33
Deferred rent, net of current portion	—	63

Total liabilities	15,109	14,442

Commitments, Contingencies and Subsequent Events
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2010 and January 31, 2010, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,326,569 shares issued and outstanding at July 31, 2010 and January 31, 2010, respectively	733	733
Additional paid-in capital	15,110	14,967
Accumulated deficit	(7,547)	(6,239)

Total stockholders’ equity	8,296	9,461

Total liabilities and stockholders’ equity	$23,405	$23,903

(A)	Derived from the audited consolidated financial statements as of January 31, 2010.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenue	$12,783	$7,580	$20,297	$9,602
Cost of revenue	10,645	5,664	16,557	7,999

Gross profit	2,138	1,916	3,740	1,603

Selling, general, and administrative expenses	1,210	1,493	2,617	2,777
Engineering and support expenses	886	1,076	1,788	2,348

	2,096	2,569	4,405	5,125

Operating income (loss)	42	(653)	(665)	(3,522)
Other income (loss), net	(23)	18	(42)	7

Income (loss) from continuing operations before income taxes	19	(635)	(707)	(3,515)
Income tax benefit	—	—	—	—

Net income (loss) from continuing operations	19	(635)	(707)	(3,515)
Income (loss) from discontinued operations, net of income taxes	(594)	(27)	(601)	12

Net loss	$(575)	$(662)	$(1,308)	$(3,503)

Basic and diluted loss per share:
Net loss from continuing operations	$—	$(0.09)	$(0.10)	$(0.48)
Net loss from discontinued operations	(0.08)	—	(0.08)	—

	$(0.08)	$(0.09)	$(0.18)	$(0.48)

Weighted average common shares outstanding:
Basic	7,327	7,327	7,327	7,327

Diluted	7,327	7,327	7,327	7,327

Common shares outstanding	7,327	7,327	7,327	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(707)	$(3,515)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	380	389
Loss on sale/retirement of property and equipment	—	6
Loan origination fees	56	43
Stock based compensation expense	143	130
Recovery from doubtful accounts receivable	(104)	(11)
Provision for obsolete inventory	(152)	17
Changes in operating assets and liabilities:
Accounts receivable due from customers	(3,357)	(3,554)
Accounts receivable due from suppliers	(338)	(91)
Inventory	(179)	625
Other assets	(146)	480
Accounts payable	3,276	2,921
Deferred rent	(63)	(58)
Accrued liabilities	(2,546)	(832)

Net cash used in continuing operating activities	(3,737)	(3,450)
Net cash (used in) provided by discontinued operating activities	(601)	12

Net cash used in operating activities	(4,338)	(3,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(240)	(231)
Decrease in restricted cash	—	77

Net cash used in investing activities	(240)	(154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	1,000
Loan origination fees	(56)	(43)

Net cash (used in) provided by financing activities	(56)	957

Net decrease in cash and cash equivalents	(4,634)	(2,635)
Cash and cash equivalents, beginning of period	10,127	14,144

Cash and cash equivalents, end of period	$5,493	$11,509

Supplemental disclosures of cash flow information:
Cash paid for interest	$28	$2

Cash paid for income taxes, net of refunds	$—	$14

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
2. Summary of Significant Accounting Policies
Future Operations, Liquidity and Capital Resources:
     The Company has experienced substantial pre-tax losses from continuing operations for the six months ended July 31, 2010 and 2009 totaling $0.7 million and $3.5 million, respectively. Further, during the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to a product safety recall (the “Recall”). The Company’s future is highly dependent on its ability to achieve, and sustain, overall profitability. To accomplish this, the Company must increase the sales volumes of its ChargeSource® products. The Company believes that it partially addressed this concern with its Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc., (“Targus”) dated March 16, 2009, pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. The Company also began shipments to Dell in the second quarter of fiscal 2011 and is working to expand its business with Lenovo. On the cost side, the Company continually negotiates with its contract manufacturers and key component suppliers to reduce unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. The inability of the Company to successfully achieve its sales volume initiatives and successfully manage costs would have a material adverse effect on the Company’s operations and financial condition.
     The Company had working capital totaling approximately $7.4 million at July 31, 2010. Management believes that the Company’s available capital resources, including the Company’s existing credit facility, will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for the next 12 months. As the Company executes on its current strategy, however, it may require further debt and/or equity capital to fund its working capital needs. The current U.S. capital markets remain relatively illiquid and the inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2010. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2011.

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
Principles of Consolidation:
     The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT, its wholly owned subsidiary. All material intercompany balances, transactions, and profits and losses have been eliminated.
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
     On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus from June 2009 through March 2010. During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related the Recall. The Company’s methodology for estimating the costs for the Recall involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the Recall, particularly communication, replacement, and transportations costs. The Company’s replacement and transportation cost estimates include costs for component parts and labor; the Company also obtained third party cost quotes for communication, fulfillment and administration services. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, included in the estimate is Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and the resolution of such matters could materially increase the costs of the Recall to Comarco. If the actual costs of the Recall exceed the Company’s estimates for the costs of the Recall, the Company’s operations and financial condition would be materially adversely affected. Conversely, the Company’s estimate for the costs of the Recall may be more than the actual costs that will ultimately be incurred.
Reclassifications:
     Certain prior period balances have been reclassified to conform to the current period presentation.
Fair Value of Financial Instruments:
     The Company’s financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, and a line of credit. The carrying amount of cash and

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
3. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its call box business for $2.7 million in cash. The transaction closed on July 10, 2008. During the three and six months ended July 31, 2009, the Company recorded very minor expenses related to the discontinued operations of the Call Box business and incurred no similar expenses during fiscal 2011.
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
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	(594)	(6)	(601)	37
Income tax expense	—	—	—	—

Total income (loss) from discontinued operations	$(594)	$(6)	$(601)	$37

     The fiscal 2011 year to date loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000 which amount included reimbursement for attorney and professional fees (see Note 11). The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.
     The fiscal 2010 year to date income from the WTS discontinued operations of $37,000 relates primarily to adjustments to the acquired assets and liabilities assumed by Ascom.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Stock-Based Compensation
     The Company grants stock awards for a fixed number of shares to employees, consultants, and directors with an exercise price equal to the fair value of the shares at the date of grant.
     The Company accounts for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates.
     The compensation expense recognized under is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Total compensation expense	$88	$64	$143	$130
Less: Amounts reflected in discontinued operations	—	—	—	—

Compensation expense from continuing operations	$88	$64	$143	$130

Impact on basic and diluted earnings per share	$0.01	$0.01	$0.02	$0.02
     The total compensation cost related to nonvested awards not yet recognized is approximately $613,000, which will be expensed over a weighted average remaining life of 30.0 months.
     During the three and six months ended July 31, 2010, 80,000 restricted stock units were granted and 10,000 stock options were granted. The fair value of the restricted stock units granted during the three and six months ended July 31, 2010 was estimated using the stock price on the date of the grant of $2.35 and a forfeiture rate of 8.2 percent. No stock options or restricted stock units were granted during the three and six months ended July 31, 2009. The fair value of the 10,000 options granted under the Company’s stock option plans during the three and six months ended July 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Weighted average risk-free interest rate	0.98%
Expected life (in years)	3.2
Expected stock volatility	62.2%
Dividend yield	None
Expected forfeitures	10.6%
     Comarco, Inc. has stock-based compensation plans under which outside directors, consultants, and employees are eligible to receive stock options and other equity-based awards. The stock option plans and a director stock option plan provide that officers, key employees, directors and consultants may be granted options to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001.
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
     Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, no option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).
     Transactions and other information related to these plans for the six months ended July 31, 2010 are summarized below:

	Outstanding Awards
		Weighted-Average
	Number of Shares	Exercise Price
Balance, January 31, 2010	1,157,704	$3.85
Awards granted	90,000	2.32
Awards canceled or expired	(54,000)	22.16
Awards exercised	—	—

Balance, July 31, 2010	1,193,704	$2.90

     As of July 31, 2010, the stock awards outstanding have an intrinsic value of $1,098,000, based on a closing market price of $2.50 per share on July 31, 2010. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2010:

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Awards Outstanding				Awards Exercisable
		Weighted-Avg.
Range of	Number	Remaining		Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$ 1.09 to 4.90	957,704	6.90		$1.44	134,025	$1.57
6.19 to 9.89	166,000	4.33		7.77	162,250	7.80
10.43 to 11.60	60,000	4.71		10.72	60,000	10.72
15.07	10,000	0.92		15.07	10,000	15.07

	1,193,704	6.38	years	2.90	366,275	6.20

     Stock awards exercisable at July 31, 2010 were 366,275 at a weighted-average exercise price of $6.20. At July 31, 2010, shares available for future grants under the 2005 Plan were 41,796 and under the Director Plan were 625.
5. Recent Accounting Pronouncements
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.
6. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2010 and 2009, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.
     Potential common shares of 260,153 and 276,587 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2010, as the effect would have been antidilutive. Similarly, potential common shares of 202,069 and 150,100 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2009, as the effect would have been antidilutive.
7. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended July 31,
	2010		2009
	(In thousands)
Total revenue	$12,783	100%	$7,580	100%

Customer concentration:
Targus Group International, Inc.	$10,016	79%	$5,764	76%
Lenovo Information Products Co., Ltd	2,446	19%	1,757	23%

	$12,462	98%	$7,521	99%

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended July 31,
	2010		2009
	(In thousands)
Total revenue	$20,297	100%	$9,602	100%

Customer concentration:
Targus Group International, Inc.	$15,654	77%	$5,764	60%
Lenovo Information Products Co., Ltd	4,251	21%	3,763	39%

	$19,905	98%	$9,527	99%

     In March 2009, the Company entered into the Targus Agreement with Targus. The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010.
     The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either July 31, 2010 or January 31, 2010 are listed below (in thousands):

	July 31, 2010		January 31, 2010
Total gross accounts receivable due from customers	$14,134	100%	$10,777	100%

Customer concentration:
Targus Group International, Inc.	11,248	80%	7,917	73%
Lenovo Information Products Co., Ltd	2,553	18%	2,730	25%

	$13,801	98%	$10,647	98%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant contract manufacturers or suppliers could adversely affect our operations. For the three months ended July 31, 2010 three of our contract manufacturers provided an aggregate of 95 percent of total product costs. For the six months ended July 31, 2010 two of our contract manufacturers provided an aggregate of 88 percent of total product costs. For the three and six months ended July 31, 2009 two of our contract manufacturers provided an aggregate of 92 and 83 percent, respectively, of total product costs.
     At July 31, 2010, approximately $2.5 million or 57 percent, of the Company’s accounts payable of $4.4 million was payable to three contract manufacturers, two of which provided the majority of the product costs for the three and six months ended July 31, 2010. At January 31, 2010, approximately $534,000 or 47 percent, of the Company’s accounts payable of $1.1 million, was payable to one of our contract manufacturers.
     Additionally, at July 31, 2010, approximately $5.5 million or 84 percent of total uninvoiced materials and services of $6.6 million, included in accrued liabilities were payable to two of our contract manufacturers. At January 31, 2010 approximately $5.0 million or 92 percent of total uninvoiced materials and services of $5.4 million, included in accrued liabilities were payable to three of our contract manufacturers.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	July 31,	January 31,
	2010	2010
Raw materials	$394	$574
Finished goods	872	361

	$1,266	$935

     As of July 31, 2010, approximately $218,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations primarily in China.
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

	As of And For the
	Six Months Ended
	July 31,
	2010	2009
Beginning balance	$4,759	$86
Accruals for warranties issued during the period	203	93
Utilization	(3,513)	(56)

	$1,449	$123

     The Company believes that the balance remaining as of July 31, 2010 is adequate to cover additional product recall costs expected to be incurred as well as standard warranty costs. However, actual amounts incurred as a result of the Recall may differ materially from the amounts in the reserves the Company established as a result of the Recall. Actual amounts may differ materially from the Company’s current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on the Company’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and adverse developments with respect to such matters could materially increase the costs of the Recall to the Company.
10. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB” or “Bank”). The credit facility was renewed on February 9, 2010 and matures, on February 10, 2011, at which time, any outstanding principal balance is payable in full.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On August 13, 2010, the Company entered into a Second Amendment (the “Amendment”) to the Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB. The Amendment, among other things, waived the Company’s failure to comply with the existing Quick Ratio financial covenant set forth in the Loan Agreement for the compliance periods ended April 30, 2010, May 31, 2010 and June 30, 2010. In addition, the Amendment amends the Quick Ratio financial covenant in the Loan Agreement to 1.25 to 1.0 commencing with the month ended July 31, 2010.
     The Amendment requires that all payments on the Company’s invoices must be deposited to a lockbox and all collections received in the lockbox must be remitted directly to the Bank. The Amendment adds a Streamline Period which is defined as any period of time the outstanding obligations to the Bank are less than $2,000,000 and no default or event of default has occurred or is occurring. When the Streamline Period is in effect, the Bank is to deposit the proceeds from the lockbox into the operating account of the Company at the Bank without first being applied to the Borrower’s obligations under the Loan Agreement. Whenever the Streamline Period is not in effect, the Amendment requires additional reporting by the Company and provides that all proceeds from the lockbox shall be applied by the Bank to the Company’s obligations under the Loan Agreement.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.25 to 1.0 as its primary financial covenant and must also comply with certain reporting covenants. As of July 31, 2010, the Company has borrowed $1,000,000 under the Loan Agreement. Additionally, under the Loan Agreement, the Company has one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. Amounts borrowed under the Loan Agreement bear interest at a floating per annum rate equal to 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. The Company is subject to a monthly collateral monitoring fee of $1,000 whenever the Streamline Period is in effect and $2,000 whenever the Streamline Period is not in effect.
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
Executive Severance Commitments
     The Company has severance compensation and employment agreements with certain key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company, up to the amount of one and a half times their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements.

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
Legal Contingencies
     On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the Company’s January 2009 sale of its WTS business to Ascom and/or a change in the composition of the Board of Directors of the Company constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. The Company reached a settlement with the former officer and employee in June, 2010. Pursuant to the settlement, Comarco paid the former officer and employee $508,000 during the second quarter of fiscal 2011 which amount included reimbursement for attorney and professional fees. Such amount is included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.
     In addition to the matter described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not, in the aggregate, have a material adverse effect on its consolidated results of operations and financial position.

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
     In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC, as such risk factors are supplemented and amended in this Form 10-Q under Part II, Item

1.A. below, those contained in the Company’s other filings with the SEC, including its Quarterly Report for the quarterly period ended April 30, 2010, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
     In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and six months ended July 31, 2010:
•	On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus Group International, Inc. (“Targus”) from June 2009 through March 2010. Currently, we estimate that approximately 150,000 total units will be returned from the distribution channel and approximately 5,000 units will be returned from consumers. We have established a recall website and hotline to enable consumers to determine if they have a unit subject to the Recall. We have established a process to replace and repair the affected units. Due to the Recall, we accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and the resolution of such matters could materially increase the costs of the Recall to Comarco. If the actual costs of the Recall exceed the Company’s estimates for the costs of the Recall, the Company’s operations and financial condition would be materially adversely affected.

•	In an abundance of caution, during the latter part of the first quarter of fiscal 2011, Comarco ceased production of its Manhattan product to allow it time to verify that the product did not contain defects similar to the one which caused the Recall. Comarco successfully completed its verification process and resumed manufacturing and volume shipping Manhattan units late in the first quarter.

As a result of the Recall, many important factors, risks and uncertainties may cause us to incur costs in excess of the reserves we established as a result of the Recall, and in addition, may negatively impact our business and results of operations, including, but not limited to: the assumptions underlying our estimates concerning the costs and expenses that we expect to incur as a result of the Recall may turn out to be incorrect and we may incur costs and expenses beyond or which exceed such estimates; the possibility that costs and expenses may result from litigation, arbitration or other adverse proceedings related to the Recall; the risk that demand or orders for our products may be adversely impacted by the Recall; the risk that our key customers may cancel orders, change order quantities or delay order delivery dates as a result of the Recall or otherwise; reputational harm which may result from the Recall; the fact that we rely on a limited number of contract manufacturers and component suppliers and delays or disruptions in their production of our products or in the components that go into such products would adversely impact our results of operations and financial condition; and other factors, including factors outside of our control.
•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We began shipping this product in the latter part of May 2010.

•	Revenue for the second quarter of fiscal 2011 increased to $12.8 million compared to $7.6 million for the second quarter of fiscal 2010. The increase is attributable to shipments to Targus under the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Approximately 79 percent of our revenue during the second quarter of fiscal 2011 was from sales to Targus and we expect that Targus will continue to represent a large percentage of our future revenue. The fiscal 2011 sales to Targus primarily consist of the new Manhattan retail product compared to the legacy Bronx product sold in fiscal 2010. Any adverse change in our relationship with Targus, as a result of the Recall or for any other reason, or any significant reduction, cancellation or delay in purchases by Targus or our other key customers, would adversely impact our revenues, business and results of operations.

•	We have a history of net losses and our future is dependent upon our ability to achieve, and sustain, overall profitability. To accomplish this, we must improve gross margins while continuing our efforts to improve sales of our ChargeSource® products. Further, we continually negotiate with our contract manufacturers and key component suppliers in our efforts to reduce unit costs. Although certain cost reductions have been achieved, we continue to vigilantly compare component prices and availability among approved vendors in our efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. If we fail to achieve cost reductions and higher sales volumes for our products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and six months ended July 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2010.

Results of Operations – Continuing Operations
Revenue
(in thousands except change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
	2010	2009	2010	2009	Three Months	Six Months
Revenue	$12,783	$7,580	$20,297	$9,602	69%	111%

Operating income (loss)	$42	$(653)	$(665)	$(3,522)

Net income (loss) from continuing operations	$19	$(635)	$(707)	$(3,515)

Revenue by Region
(in thousands except change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
	2010	2009	2010	2009	Three Months	Six Months
Revenue:
North America	$10,331	$5,779	$15,929	$5,820	79%	174%
Europe	19	69	73	78	(73%)	(6%)
Asia	2,433	1,732	4,295	3,704	41%	16%

	$12,783	$7,580	$20,297	$9,602

Revenue by Customer
(in thousands except change)

	Three Months Ended				Six Months Ended
	July 31,				July 31,				Year over Year
	2010		2009		2010		2009		% Change
		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Revenue:
Lenovo	2,446	19%	1,757	23%	4,251	21%	3,763	39%	39%	13%
Targus	10,016	79%	5,764	76%	15,654	77%	5,764	60%	74%	172%
Other	321	2%	59	1%	392	2%	75	1%	444%	423%

	$12,783	100%	$7,580	100%	$20,297	100%	$9,602	100%	69%	111%

     Revenue for the three and six months ended July 31, 2010 increased by $5.2 million, or 69 percent, and $10.7 million, or 111 percent, respectively, compared to the corresponding periods of fiscal 2010. The increase is attributable to increases in revenue relating to shipments to Targus during fiscal 2011. As previously discussed, during the latter part of the first quarter of fiscal 2011, Comarco ceased production of its Manhattan product to allow time to verify that the product did not contain defects similar to the one which caused the Recall. Comarco successfully completed its verification process and resumed manufacturing and volume shipping Manhattan units late in the first quarter. This production cessation created a backlog of demand which we filled in the second quarter. Additionally, revenue to Lenovo increased during the three and six months ended July 31, 2010 compared to the corresponding periods of the prior fiscal year. This is due, in part, to the introduction of the Y-cable pairing with the new ultra slim and light product in the current fiscal year. Finally, during the second quarter of fiscal 2011 we began shipments of a 90-watt auto-air DC adapter to Dell.

Cost of Revenue and Gross Margin
(in thousands except margin and change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year
	2010		2009		2010		2009		% Change
		% of Total		% of Total		% of Total		% of Total	Three Months	Six Months
Cost of revenue:
Product cost	$9,001	85%	$5,019	89%	$14,003	85%	$6,639	83%	79%	111%
Fixed supply chain overhead	943	9%	559	10%	1,739	10%	1,163	15%	69%	50%
Inventory reserve and scrap charges	109	1%	83	1%	109	1%	194	2%	31%	(44%)
Freight, expedite, and other charges	592	5%	3	—	706	4%	3	—	100%	100%

	$10,645	100%	$5,664	100%	$16,557	100%	$7,999	100%	88%	107%

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		ppt Change
	2010	2009	2010	2009	Three Months	Six Months
Gross margin	17%	25%	18%	17%	(8)	1
     Cost of revenue for the three and six months ended July 31, 2010 increased by $5.0 million, or 88 percent, and $8.6 million, or 107 percent, respectively, compared to the corresponding periods of fiscal 2010. These increases are primarily attributable to the increases in sales for the three and six months ended July 31, 2010 compared to the comparable prior year periods. When expressed as a percentage of revenue, product costs increased to 70 percent for the three month period ended July 31, 2010 compared to 66 percent for the comparable prior year period due to increased sales to OEM customers. The margins for products distributed into retail channels through our exclusive relationship with Targus are higher when compared to products developed for OEM customers due to certain design requirements of our OEM customers. During the three and six months ended July 31, 2010 we incurred freight expedite and other charges of $0.6 million and $0.7 million, respectively. We had no similar costs in the corresponding periods of the prior year. These costs were incurred to expedite delivery of Manhattan units to Targus, primarily as a result of our temporary production cessation which occurred in the first quarter of fiscal 2011 previously described. These costs adversely impacted the gross margin by 4 percentage points during the three and six months ended July 31, 2010. During the three and six months ended July 31, 2010, our fixed supply chain overhead costs increased by $0.4 million and $0.6 million or 69 percent and 50 percent, respectively, when compared to the fixed supply chain overhead costs in the comparable prior year periods. These increases are due to additional personnel needed to assist with procurement of component inventory that has become increasingly difficult to source at our desired prices and within our desired lead times. We also have added staff to assist with the management of our growing number of contract manufacturers.

Operating Costs and Expenses
(in thousands except change)

	Three Months Ended				Six Months Ended
	July 31,				July 31,				Year over Year
	2010		2009		2010		2009		% Change
		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Six Months
Operating expenses:
SG&A expenses, excluding corporate overhead	$258	2%	$407	6%	$662	3%	$819	8%	(37%)	(19%)
Corporate overhead	952	7%	1,086	14%	1,955	10%	1,958	20%	(12%)	—
Engineering and support expenses	886	7%	1,076	14%	1,788	9%	2,348	25%	(18%)	(24%)

	$2,096	16%	$2,569	34%	$4,405	22%	$5,125	53%	(18%)	(14%)

     Selling, general, and administrative expenses for the three and six months ended July 31, 2010 decreased $0.1 million, or 37 percent, and $0.2 million, or 19 percent, respectively, compared to the corresponding periods of fiscal 2010. The sales and marketing department experienced a recovery of bad debt expense of $88,000 in the second quarter of fiscal 2011 and experienced decreases in consulting costs in the current fiscal year periods when compared to prior year periods.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.1 million and remained flat for the three and six months ended July 31, 2010, respectively when compared to the corresponding periods of the prior fiscal year.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2010 decreased $0.2 million, or 18 percent, and $0.6 million, or 24 percent, respectively. These decreases are primarily due to decreased material usage, lab fees and testing and certification fees which varies with the timing of new product development for our retail and OEM accessories channels. Additionally, legal fees decreased $0.2 million for the six months ended July 31, 2010 compared to the same period of the prior fiscal year primarily due to fees incurred in the prior fiscal year in support of certain litigation which was dismissed in May 2009.
Other Income (loss), net
     Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. Interest income earned on invested cash balances for the three and six months ended July 31, 2010 totaled $5,000 and $14,000, respectively. During the three and six months ended July 31, 2010 we incurred $28,000 and $56,000, respectively in interest expense and amortization of loan fees related to our credit facility. For the three and six months ended July 31, 2009, interest income totaled $20,000 and $53,000, respectively. Interest expense and loan fee expenses related to our credit facility totaled $2,000 and $45,000 for the three and six months ended July 31, 2009. The current year decrease in interest income is due to decreased invested cash balances and decreased interest rates earned on invested cash balances.
Income Tax Benefit
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first six months of fiscal 2011, the adjusted net deferred tax assets remain fully reserved as of July 31, 2010.
Discontinued Operations – Call Box
     The sale of the call box business was completed on July 10, 2008, which resulted in a pre-tax gain of $490,000. During the three and six months ended July 31, 2010, the Company recorded very minor expenses related to the discontinued operations of the Call Box business and incurred no similar expenses during fiscal 2011.
Discontinued Operations – Wireless Test Solutions (“WTS”)
Income (loss) from Discontinued Operations
(in thousands)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Gain on sale, net of income taxes of $0	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	(594)	(6)	(601)	37
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	$(594)	$(6)	$(601)	$37

     The fiscal 2011 year to date loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000 which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.

Liquidity and Capital Resources
     Cash and cash equivalents at July 31, 2010 decreased $4.6 million to $5.5 million as compared to $10.1 million at January 31, 2010. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(4,338)	$(3,438)
Investing activities	(240)	(154)
Financing activities	(56)	957
Operating Activities
     Cash used in operating activities of $4.3 million for the six months ended July 31, 2010 was driven by our net loss from continuing operations of $0.7 million offset by non-cash depreciation of $0.4 million. Additionally our accounts receivable and inventory balances increased by $3.7 million and $0.2 million, respectively, primarily as a result of increased sales volumes.
     Cash used in operating activities of $3.4 million for the six months ended July 31, 2009 was driven by our net loss from continuing operations of $3.5 million. Although the net changes to operating assets and liabilities were minor on a collective basis there were some noteworthy changes. Our accounts receivable balance increased by $3.6 million, primarily due to shipments to Targus during the second quarter, which was partially offset by increases in our payables of $2.9 million relating to liabilities due to our contract manufacturers. Additionally, our inventory balance declined by $0.6 million due to shipments of the 90-watt slim and light product to Lenovo.
Investing Activities
     During the six months ended July 31, 2010, we purchased $0.2 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.
     During the six months ended July 31, 2009, we purchased $0.2 million of property and equipment, primarily tooling and other equipment used by our contract manufacturers for our power products. Additionally, during the six months ended July 31, 2009, our US Bank letter of credit which was secured by a $77,000 certificate of deposit matured on May 1, 2009.
Financing Activities
     During the six months ended July 31, 2010 we incurred $56,000 in loan origination fees relating to the renewal of our Loan and Security Agreement with Silicon Valley Bank (“SVB” or “Bank”) described below.
     During the six months ended July 31, 2009, we borrowed $1.0 million against our credit facility with SVB, which amount remains outstanding as of July 31, 2010. Additionally, we paid SVB $43,000 in conjunction with credit facility.
     On February 11, 2009, the Company entered into a Loan and Security Agreement with SVB. The credit facility was renewed on February 9, 2010 and matures, on February 10, 2011, at which time, any outstanding principal balance is payable in full.
     On August 13, 2010, the Company entered into a Second Amendment (the “Amendment”) to Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB. The Amendment, among other things, waived the Company’s failure to comply with the existing Quick Ratio financial covenant set forth in the Loan Agreement for the compliance periods ended April 30, 2010, May 31, 2010 and June 30, 2010. In addition, the Amendment amends the Quick Ratio financial covenant in the Loan Agreement to 1.25 to 1.0 commencing with the month ended July 31, 2010.
     The Amendment requires that all payments on the Company’s invoices must be deposited to a lockbox and all collections received in the lockbox must be remitted directly to the Bank. The Amendment adds a Streamline Period which is defined as any period of time the outstanding obligations to the Bank are less than $2,000,000 and no default or event of default has occurred or is occurring. When the Streamline Period is in effect, the Bank is to deposit the proceeds from the lockbox into the operating account of the Company at the Bank without first being applied to the Borrower’s obligations under the Loan Agreement. Whenever the Streamline Period is not in effect, the Amendment requires additional reporting by the Company and provides that all proceeds from the lockbox shall be applied by the Bank to the Company’s obligations under the Loan Agreement.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.25 to 1.0 as its primary financial covenant and must also comply with certain reporting covenants. As of July 31, 2010, the Company has borrowed $1,000,000 under the Loan Agreement. Additionally, under this Loan Agreement, the Company has one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. Amounts borrowed under the Loan Agreement bear interest at a floating per annum rate equal to 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. The Company is subject to a monthly collateral monitoring fee of $1,000 whenever the Streamline Period is in effect and $2,000 whenever the Streamline Period is not in effect.
     We believe that our existing cash and cash equivalent balances, as well available borrowings under our existing credit facility will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for the next 12 months. In addition to our cash and cash equivalent balances and available borrowings, we expect to derive a portion of our liquidity from our cash flows from operations. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:
•	Whether we incur costs and expenses as a result of the Recall in excess of the reserves we established for the Recall, including as a result of reaching a full agreement with Targus concerning the respective obligations of the parties regarding returned product.

•	In the event that any of our significant customers cancel or delay a significant amount of orders or are unable to perform due to their inability to take delivery of the ordered products and/or pay for such products in a timely manner, we would be required to establish alternative distribution channels. Such significant change would negatively impact our revenue, operating results, and cash flows.

•	Should the contract manufacturers of our ChargeSource® products become unable to manufacture our products at the level currently anticipated, should our ChargeSource® products fail to meet any required specifications, or should we encounter any unexpected problems, difficulties or delays in the production of our ChargeSource® products, our operating results and cash flows would be negatively impacted.

•	The delay in development, delivery or release of our ChargeSource® products could negatively impact our revenue, operating results and cash flows.
     We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of July 31, 2010, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
     Our management, including the Chief Executive Officer and Chief Financial Officer, concluded there was no change in our internal control over financial reporting during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
     Mark Chapman (“Chapman”) vs. Comarco Wireless Technologies, Inc., Case No. 73-166-03168-09 02 FEZA-C, American Arbitration Association. On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provided that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claimed that the January 2009 sale of our WTS business to Ascom and/or a change to the composition of the Company’s Board of Directors constituted a Change of Control such that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. We reached a settlement with Chapman in June, 2010 pursuant to which, we paid Chapman $508,000 during the second quarter of fiscal 2011 which amount included reimbursement for attorney and professional fees. Such amount is included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.
     In addition to the matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 1A. RISK FACTORS
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2010 as well as any amendments thereto or additions and changes thereto contained in our quarterly report on Form 10-Q for the first quarter of fiscal 2011 and any other reports and filings. The disclosures in our annual report on Form 10-K, our quarterly report on Form 10-Q for the first quarter of fiscal 2011, and our other reports and filings are not necessarily a definitive list of all factors, risks and uncertainties, that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2010, as amended or supplemented by our quarterly report on Form 10-Q for the first quarter of fiscal 2011 except for the following:
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
     As previously disclosed, on May 19, 2010 we received a staff deficiency letter from The Nasdaq Stock Market (“NASDAQ”) indicating that we do not comply with the minimum stockholders’ equity requirement of $10 million for continued listing on The NASDAQ Global Market. As of July 31, 2010, our stockholders’ equity was approximately $8.3 million. Based on its further review of the Company and our submission to NASDAQ, on July 9, 2010 NASDAQ granted us an extension until November 15, 2010 to demonstrate that we have regained compliance with the minimum stockholder equity requirement for companies listed on The NASDAQ Global Market. If we do not evidence compliance by such date, we may be subject to delisting from The NASDAQ Global Market. In addition, if we fail to evidence compliance upon the filing of our Form 10-Q for the fiscal quarter ended October 31, 2010, we may be subject to delisting.
     There can be no assurance that we will be able to increase our stockholders’ equity sufficiently to comply with the continued listing standards of The NASDAQ Global Market within the extension granted to us by NASDAQ. Similarly, if the listing of our shares is transferred to The NASDAQ Capital Market (which has less stringent listing standards), there can be no assurances that in the future we will be able to comply with all of the continued listing requirements of that market. A delisting of our common stock could adversely affect the market price and market liquidity of our common stock and our ability to raise capital.
During the first half of fiscal 2011, our quick ratio fell below the levels required in the Loan Agreement and there can be no assurances that we will be able to comply with the covenants in the Loan Agreement in the future or obtain any necessary waivers, forbearance agreements or amendments, in the future.
     For the compliance periods ended April 30, 2010, May 31, 2010 and June 30, 2010, our quick ratio was below the quick ratio then required by the Loan Agreement. As a result, in both June and July 2010, we entered into forbearance agreements with SVB whereby SVB agreed not to exercise its rights against us for limited periods of time. In August 2010, we entered into the Second Amendment to the Loan Agreement with SVB which, among other things, waived our failures to comply with the quick ratio financial covenant set forth in the Loan Agreement, amended the quick ratio financial covenant in the Loan Agreement commencing with the month ended July 31, 2010, and required that all payments on our invoices must be deposited to a lockbox and all collections received in the lockbox must be remitted directly to SVB.
     There can be no assurances that, if needed, we will be able to successfully obtain in the future additional waivers, forbearance agreements or amendments to the Loan Agreement or that if we seek such waivers, forbearance agreements or amendments, that the interest rate charged to us under the Loan Agreement will not be increased or that future terms required by SVB will not further limit our operational or financial flexibility. If we fail to comply with the terms and covenants in the Loan Agreement in the future and we are unsuccessful in obtaining the then necessary forbearance, waiver or amendment, we may be prohibited from borrowing additional amounts under the Loan Agreement and the interest and principal amounts outstanding under the Loan Agreement may be declared by

SVB to be due and immediately payable. In this event, we may be required to seek alternative debt financing or sell equity securities. If we incur debt, our operating and financial flexibility may be further limited and, if we sell equity securities to a third party, the percentage ownership of our existing shareholders will be diluted and any new equity securities may have rights, preferences and privileges senior to those of our common shares. There can be no assurances that such alternatives will be available to us on commercially reasonable terms or otherwise.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	(REMOVED AND RESERVED)
ITEM 5.	OTHER INFORMATION

None.
ITEM 6.	EXHIBITS

	3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

	3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 14, 2009)

	3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

	10.1	Forbearance to Loan and Security Agreement dated as of June 11, 2010 by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our Form 10-Q, filed on June 14, 2010)

	10.2	Forbearance to Loan and Security Agreement dated as of July 15, 2010 by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 21, 2010)

	10.3	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 18, 2010)

	10.4*	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed May 3, 2010)

10.5*	Executed Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed May 3, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or executive compensation plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.
Date: September 7, 2010	/s/ Samuel M. Inman, III
Samuel M. Inman, III
President and Chief Executive Officer

Date: September 7, 2010	/s/ Winston E. Hickman
Winston E. Hickman
Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit	Description
3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)
3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 14, 2009)
3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)
10.1	Forbearance to Loan and Security Agreement dated as of June 11, 2010 by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to our Form 10-Q, filed on June 14, 2010)
10.2	Forbearance to Loan and Security Agreement dated as of July 15, 2010 by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 21, 2010)
10.3	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 18, 2010)
10.4*	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K, filed May 3, 2010)
10.5*	Executed Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K, filed May 3, 2010)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or executive compensation plan or arrangement.