Form 10-Q
period 2010-10-31
COMARCO INC
filed 2010-12-15
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 7,343,869 shares of common stock outstanding as of December 10, 2010.

COMARCO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	October 31,	January 31,
	2010	2010 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$5,308	$10,127
Accounts receivable due from customers, net of reserves of $3 and $122	7,729	10,655
Accounts receivable due from suppliers, net of reserves of $42 and $14	1,303	834
Inventory, net of reserves of $1,196 and $1,650	1,936	935
Other current assets	443	280

Total current assets	16,719	22,831
Property and equipment, net	835	1,072

Total assets	$17,554	$23,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,186	$1,134
Accrued liabilities	3,282	12,212
Line of credit	1,000	1,000

Total current liabilities	10,468	14,346
Tax liability	—	33
Deferred rent, net of current portion	—	63

Total liabilities	10,468	14,442

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2010 and January 31, 2010, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,343,869 shares issued and outstanding at October 31, 2010 and 7,326,569 issued and outstanding at January 31, 2010, respectively	733	733
Additional paid-in capital	15,215	14,967
Accumulated deficit	(8,862)	(6,239)

Total stockholders’ equity	7,086	9,461

Total liabilities and stockholders’ equity	$17,554	$23,903

(A)	Derived from the audited consolidated financial statements as of January 31, 2010.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenue	$5,484	$7,550	$25,781	$17,152
Cost of revenue	4,765	5,762	21,322	13,761

Gross profit	719	1,788	4,459	3,391

Selling, general, and administrative expenses	1,302	1,243	3,919	4,525
Engineering and support expenses	775	1,017	2,563	2,860

	2,077	2,260	6,482	7,385

Operating loss	(1,358)	(472)	(2,023)	(3,994)
Other income (loss), net	(32)	(5)	(74)	3

Loss from continuing operations before income taxes	(1,390)	(477)	(2,097)	(3,991)
Income tax benefit	75	59	75	59

Net loss from continuing operations	(1,315)	(418)	(2,022)	(3,932)
Income (loss) from discontinued operations, net of income taxes	—	(9)	(601)	3

Net loss	$(1,315)	$(427)	$(2,623)	$(3,929)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.18)	$(0.06)	$(0.28)	$(0.54)
Net loss from discontinued operations	—	—	(0.08)	—

	$(0.18)	$(0.06)	$(0.36)	$(0.54)

Weighted average common shares outstanding:
Basic	7,331	7,327	7,328	7,327

Diluted	7,331	7,327	7,328	7,327

Common shares outstanding	7,344	7,327	7,344	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,623)	$(3,929)
Loss (income) from discontinued operations	$601	$(3)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	575	582
Loss on sale/retirement of property and equipment	1	6
Loan origination fees	69	43
Stock based compensation expense	248	198
Recovery from doubtful accounts receivable	(91)	—
Provision for obsolete inventory	(454)	(28)
Changes in operating assets and liabilities:
Accounts receivable due from customers	3,045	(3,700)
Accounts receivable due from suppliers	(497)	(479)
Inventory	(547)	792
Other assets	(163)	532
Accounts payable	5,052	1,089
Deferred rent	(63)	(88)
Tax liability	(33)	(53)
Accrued liabilities	(8,930)	1,116

Net cash used in operating activities of continuing operations	(3,810)	(3,922)
Net cash provided by (used in) operating activities of discontinued operations	(601)	3

Net cash used in operating activities	(4,411)	(3,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(339)	(515)
Decrease in restricted cash	—	77

Net cash used in investing activities	(339)	(438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	1,000
Loan origination fees	(69)	(43)

Net cash (used in) provided by financing activities	(69)	957

Net decrease in cash and cash equivalents	(4,819)	(3,400)
Cash and cash equivalents, beginning of period	10,127	14,144

Cash and cash equivalents, end of period	$5,308	$10,744

Supplemental disclosures of cash flow information:
Cash paid for interest	$42	$17

Cash paid for income taxes, net of refunds	$—	$—

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
2. Summary of Significant Accounting Policies
Future Operations, Liquidity and Capital Resources:
     The Company has experienced substantial pre-tax losses from continuing operations for the nine months ended October 31, 2010 and 2009 totaling $2.1 million and $4.0 million, respectively. Further, during the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to a product safety recall (the “Recall”). The Company’s future is highly dependent on its ability to achieve, and sustain, overall profitability. To accomplish this, the Company must increase the sales volumes of its ChargeSource® products. Following the Recall, the Company began volume shipping its Manhattan ChargeSource® products to Targus, under its Strategic Product Development and Supply Agreement (the “Supply Agreement”). Sales of the Company’s Manhattan product to Targus accounted for revenue of $5.3 million, $10.0 million and $3.1 million for the Company’s first, second and third fiscal quarters of fiscal 2011, respectively. The Company has shipped minimal quantities of its Manhattan product during the Company’s fourth quarter of fiscal 2011 through December 15, 2010. The product is not selling to retail customers at the rate Targus and the Company had contemplated. Although the Company has a forecast of future orders from Targus, it currently does not have any unfulfilled purchase orders for delivery of its Manhattan product to Targus. The Company’s reduced sales to Targus, if it persists, and if the Company is not able to replace these sales, will adversely impact the Company’s revenue, business and results of operations. The Company’s exclusive Supply Agreement with Targus expires on May 4, 2011. No assurance can be given that either the Company or Targus will continue their supply arrangement past May 4, 2011.
     Late in third quarter of fiscal 2011, the Company took action to significantly reduce expenses. These actions included a significant reduction in both personnel related and other expenses. Although the third quarter does not reflect a measurable reduction in expenses, the Company expects to recognize reductions in cost of revenue and operating expenses starting in the fourth quarter of fiscal 2011.
     The Company continually negotiates with its contract manufacturers and key component suppliers to reduce unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. The inability of the Company to successfully achieve its sales volume initiatives and successfully manage costs would have a material adverse effect on the Company’s operations and financial condition. In addition, the Company is in negotiations with its former supplier with respect to the product which was the subject of the Recall and, in particular, whether the Company should be liable for the products purchased from this supplier or whether the supplier should reimburse the Company for expenses the Company incurred as a result of the Recall. The Company is also addressing its inventory obligations with current suppliers that were made in anticipation of Targus sales which have not materialized. The dollar amounts involved in relation to these issues are substantial and could adversely and materially impact the Company’s future financial results.
     The Company had working capital totaling approximately $6.3 million at October 31, 2010. Management believes that the Company’s cash and cash equivalent balance of $5.3 million and accounts receivable due from customers of $7.7 million at October 31, 2010, coupled with the Company’s existing credit facility, assuming the Company is able to renew it upon its existing expiration of February 2011, will be sufficient to meet

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for the next 12 months. If, however, the Company does not have adequate sales, either in its retail segment and /or increasing sales in its OEM business, the Company’s liquidity would likely be materially adversely impacted. Additionally the Company’s credit facility expires in February 2011. Based on discussions with Silicon Valley Bank, the Company believes it will be able to renew the facility either in its current form or as an asset based line. Through October 31, 2010, the Company has spent $5.6 million in net cash outlays, of which $1.4 million is expected to be reimbursed by Targus for repaired and replaced units, relating to the Recall. Although the Recall is ongoing, the Company believes that it has substantially satisfied all of its material financial obligations with respect to this matter.
     In addition, the Company may require further debt and/or equity capital to fund its working capital needs. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition. The Company is also considering the possibility of licensing its technology to a third party or liquidating its current inventory as a source of future capital.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2010. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2011.
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
Accounts Receivable due from Suppliers
     Oftentimes the Company is able to source components locally that it later sells to its contract manufacturers, who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to the Company’s contract manufacturers and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue.
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus from June 2009 through March 2010. During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related the Recall. The Company’s methodology for estimating the costs for the Recall involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the Recall, particularly communication, replacement, and transportations costs. The Company’s replacement and transportation cost estimates include costs for component parts and labor; the Company also obtained third party cost quotes for communication, fulfillment and administration services. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, included in the estimate is Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters. Although the Recall is ongoing, the Company believes that it has substantially satisfied its material financial obligations with respect to the Recall. It is possible that, the Company’s estimates for the costs of the Recall may be less than the actual costs that will ultimately be incurred. If the actual costs of the Recall exceed the Company’s estimates for the costs of the Recall, the Company’s operations and financial condition might be materially adversely affected.
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
3. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its call box business for $2.7 million in cash. The transaction closed on July 10, 2008. During the three and nine months ended October 31, 2009, the Company recorded $0 and $25,000 in expenses, respectively, related to the discontinued operations of the Call Box business and incurred no similar expenses during fiscal 2011.

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
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues	$—	$—	$—	$—

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	—	(9)	(601)	28
Income tax expense	—	—	—	—

Total income (loss) from discontinued operations	$—	$(9)	$(601)	$28

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
     The stock-based compensation expense is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Total compensation expense	$104	$68	$248	$198
Less: Amounts reflected in discontinued operations	—	—	—	—

Compensation expense from continuing operations	$104	$68	$248	$198

Impact on basic and diluted earnings per share	$0.01	$0.01	$0.03	$0.03
     The total compensation cost related to nonvested awards not yet recognized is approximately $485,000, which will be expensed over a weighted average remaining life of 27.7 months.
     During the nine months ended October 31, 2010, 80,000 restricted stock units were granted and 10,000 stock options were granted. No stock awards were granted during the three months ended October 31, 2010. The fair value of the restricted stock units granted during the nine months ended October 31, 2010 was estimated using the stock price on the date of the grant of $2.35 and a forfeiture rate of 8.2 percent. During the three and nine months ended October 31, 2009, 69,204 restricted stock units were granted and no stock options were granted. The fair value of the restricted stock units granted during the three and nine months ended October 31, 2009 was estimated using the stock price on the date of grant of $2.89 and a forfeiture rate of 8.2 percent. The fair value of the 10,000 options granted under the Company’s stock option plans during the nine months ended October 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company’s Director Stock Option Plan (the “Director Plan”) expires upon the earlier of either the exercise or forfeiture of the final shares issued. The final shares issued under the Director Plan were issued on June 20, 2006. The Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans provide for 637,500 and 825,000 shares issuable, respectively. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares.
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
     Transactions and other information related to these plans for the nine months ended October 31, 2010 are summarized below:

	Outstanding Awards
		Weighted-Average
	Number of Shares	Exercise Price
Balance, January 31, 2010	1,157,704	$3.85
Awards granted	90,000	2.32
Awards canceled or expired	(76,000)	18.24
Awards exercised	—	—

Balance, October 31, 2010	1,171,704	$2.79

     As of October 31, 2010, the stock awards outstanding have an intrinsic value of $813,000, based on a closing market price of $2.15 per share on October 31, 2010. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2010:

	Awards Outstanding			Awards Exercisable
		Weighted-Avg.
Range of		Remaining	Weighted-Avg.	Number	Weighted-Avg.
Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$ 1.09 to 4.90	957,704	6.69	$1.44	162,576	$1.90
6.19 to 9.89	144,000	3.96	7.63	140,250	7.67
10.43 to 11.60	60,000	4.46	10.72	60,000	10.72
15.07	10,000	0.67	15.07	10,000	15.07

	1,171,704	6.19 years	2.79	372,826	5.84

     Stock awards exercisable at October 31, 2010 were 372,826 at a weighted-average exercise price of $5.84. At October 31, 2010, shares available for future grants under the 2005 Plan were 63,796 and under the Director Plan were 625.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
6. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2010 and 2009, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.
     Potential common shares of 243,251 and 272,148 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2010, as the effect would have been antidilutive. Similarly, potential common shares of 252,565 and 194,246 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2009, as the effect would have been antidilutive.
7. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended October 31,
	2010		2009
	(In thousands)
Total revenue	$5,484	100%	$7,550	100%

Customer concentration:
Targus Group International, Inc.	$3,154	58%	$6,471	86%
Lenovo Information Products Co., Ltd.	2,109	38%	956	13%

	$5,263	96%	$7,427	99%

	Nine Months Ended October 31,
	2010		2009
	(In thousands)
Total revenue	$25,781	100%	$17,152	100%

Customer concentration:
Targus Group International, Inc.	$18,808	73%	$12,235	71%
Lenovo Information Products Co., Ltd.	6,360	25%	4,719	28%

	$25,168	98%	$16,954	99%

     In March 2009, the Company entered into the Supply Agreement with Targus. The Company began shipments to Targus under the Supply Agreement during the second quarter of fiscal 2010.

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either October 31, 2010 or January 31, 2010 are listed below (in thousands):

	October 31, 2010		January 31, 2010
Total gross accounts receivable due from customers	$7,732	100%	$10,777	100%

Customer concentration:
Targus Group International, Inc.	5,212	67%	7,917	73%
Lenovo Information Products Co., Ltd.	2,307	30%	2,730	25%

	$7,519	97%	$10,647	98%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant contract manufacturers or suppliers could adversely affect our operations. For the three months ended October 31, 2010 and October 31, 2009, two of our contract manufacturers provided an aggregate of 98 and 79 percent of total product costs, respectively. For the nine months ended October 31, 2010 and 2009, two of our contract manufacturers provided an aggregate of 91 and 84 percent of total product costs, respectively.
     At October 31, 2010, approximately $4.8 million or 78 percent, of the Company’s accounts payable of $6.2 million was payable to three contract manufacturers, one of which provided the majority of the product costs for the three and nine months ended October 31, 2010. At January 31, 2010, approximately $534,000 or 47 percent, of the Company’s accounts payable of $1.1 million, was payable to one of our contract manufacturers.
     Additionally, at October 31, 2010, approximately $1.1 million or 66 percent of total uninvoiced materials and services of $1.7 million, included in accrued liabilities were payable to two of our contract manufacturers. At January 31, 2010 approximately $5.0 million or 92 percent of total uninvoiced materials and services of $5.4 million, included in accrued liabilities were payable to three of our contract manufacturers.
8. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	October 31,	January 31,
	2010	2010
Raw materials	$717	$574
Finished goods	1,219	361

	$1,936	$935

     As of October 31, 2010, approximately $518,000 of total inventory was located at our corporate headquarters. The remaining balance was located at various contract manufacturer locations primarily in China.
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

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
branded 90-watt universal AC power adapters for laptops are affected by the Recall. A summary of the warranty accrual activity is shown in the table below (in thousands):

	As of And For the
	Nine Months Ended
	October 31,
	2010	2009
Beginning balance	$4,759	$86
Accruals for warranties issued during the period	258	172
Utilization	(4,790)	(90)

	$227	$168

     The Company believes that the balance remaining as of October 31, 2010 is adequate to cover additional product recall costs expected to be incurred as well as standard warranty costs. However, actual amounts incurred as a result of the Recall may differ materially from the amounts in the reserves the Company established as a result of the Recall. Actual amounts may differ materially from the Company’s current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on the Company’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and adverse developments with respect to such matters could materially increase the costs of the Recall to the Company.
10. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB” or “Bank”). The credit facility was renewed on February 9, 2010 and matures, on February 10, 2011, at which time, any outstanding principal balance is payable in full.
     On August 13, 2010, the Company entered into a Second Amendment (the “Amendment”) to the Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB. The Amendment, among other things, waived the Company’s failure to comply with the existing Quick Ratio financial covenant set forth in the Loan Agreement for the compliance periods ended April 30, 2010, May 31, 2010 and June 30, 2010. In addition, the Amendment amends the Quick Ratio financial covenant in the Loan Agreement from 1.50 to 1.0 to 1.25 to 1.0 commencing with the month ended July 31, 2010.
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
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.25 to 1.0 as its primary financial covenant and must also comply with certain reporting covenants. As of October 31, 2010, the Company has borrowed $1,000,000 under the Loan Agreement and has a Quick Ratio of 1.37 to 1.00. Additionally, under the Loan Agreement, the Company has one letter of credit outstanding in the amount of

COMARCO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. Amounts borrowed under the Loan Agreement bear interest at a floating per annum rate equal to 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. The Company is subject to a monthly collateral monitoring fee of $1,000 whenever the Streamline Period is in effect and $2,000 whenever the Streamline Period is not in effect.
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
     Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; the sufficiency of our cash and cash equivalent balances; and expected positive cash flow. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; additional costs which might be incurred related to our previously announced product recall beyond the reserves established for the recall; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products, including the rate of sales of the Company’s product to retail customers, and in particular, sales to Targus; the fact that a significant portion of our revenue is derived from a limited number of customers; unexpected difficulties and delays associated with our efforts to obtain cost reductions and achieve higher sales volumes for our ChargeSource® products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay the receipt of products, and the fact that the Company does not currently have any unfilled purchase orders from Targus; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors, including failure from significant reductions in demand from earlier anticipated levels; risks related to market acceptance of our products and our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; and costs and potential adverse determinations arising out of adverse proceedings or litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
     In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under

Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 filed with the SEC, as such risk factors are supplemented and amended in this Form 10-Q under Part II, Item 1.A. below, those contained in the Company’s other filings with the SEC, including its Quarterly Report for the quarterly periods ended April 30, 2010 and July 31, 2010, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
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
     In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and nine months ended October 31, 2010:
•	On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus Group International, Inc. (“Targus”) from June 2009 through March 2010. Currently, we estimate that approximately 150,000 total units will be returned from the distribution channel and approximately 5,000 units will be returned from consumers. We have established a recall website and hotline to enable consumers to determine if they have a unit subject to the Recall. We have established a process to replace and repair the affected units. Due to the Recall, we accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters. Although the Recall is ongoing, the Company believes that it has substantially satisfied its material financial obligations with respect to this matter. If the actual costs of the Recall exceed the Company’s estimates for the cost of the Recall, the Company’s operations and financial condition might be materially adversely affected.
•	In an abundance of caution, during the latter part of the first quarter of fiscal 2011, Comarco ceased production of its Manhattan product to allow it time to verify that the product did not contain defects similar to the one which caused the Recall. Comarco successfully completed its verification process and resumed manufacturing and volume shipping Manhattan units late in the first quarter.

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
•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We began shipping this product in the latter part of May 2010.
•	Revenue for the third quarter of fiscal 2011 decreased to $5.5 million compared to $7.6 million for the third quarter of fiscal 2010. The decrease is attributable to decreased shipments to Targus. Approximately 58 percent of our revenue during the third quarter of fiscal 2011 was from sales to Targus down from 79 percent in the second quarter of fiscal 2011.
Following the Recall, we began volume shipping our Manhattan ChargeSource® products to Targus, under our Strategic Product Development and Supply Agreement (the “Supply Agreement”). Sales of our Manhattan product to Targus accounted for revenue of $5.3 million, $10.0 million and $3.1 million for our first, second and third fiscal quarters of fiscal 2011, respectively. We have shipped minimal quantities of our Manhattan product during the fourth quarter of fiscal 2011 through December 15, 2010. The product is not selling to retail customers at the rate Targus and the Company had contemplated. Although we have a forecast of future orders from Targus, we currently do not have any unfulfilled purchase orders for delivery of our Manhattan product to Targus. Our reduced sales to Targus, if it persists, and if we are not able to replace these sales, will adversely impact our revenue, business and results of operations. Our exclusive Supply Agreement with Targus expires on May 4, 2011. No assurance can be given that either we or Targus will continue our supply arrangement past May 4, 2011.
•	Late in the third quarter of fiscal 2011, we took action to significantly reduce expenses. These actions included a significant reduction in both personnel related and other expenses across all departments. Although the third quarter does not reflect a measurable reduction in expenses, we expect to recognize reductions in cost of revenue and operating expenses starting in the fourth quarter of fiscal 2011.
•	We continually negotiate with our contract manufacturers and key component suppliers to reduce unit costs. Although certain cost reductions have been achieved, the Company continues to vigilantly compare component prices and availability among approved vendors in its efforts to achieve profitability objectives, as the pricing, availability and sourcing of components remain challenging as can be the case with many technology products. In addition, we are in negotiations with our former supplier with respect to the product which was the subject of the Recall and, in particular, whether we should be liable for the products purchased from this supplier or whether the supplier should reimburse us for expenses we incurred as a result of the Recall. We are also addressing our inventory obligations with current suppliers that were made in anticipation of sales to Targus which have not materialized. The dollar amounts involved in relation to these issues are substantial and could adversely and materially impact our future financial results.
     We have a history of net losses and our future is dependent upon our ability to achieve, and sustain, overall profitability. We have experienced substantial pre-tax losses from continuing operations for the nine months ended October 31, 2010 and 2009 totaling $2.1 million and $4.0 million, respectively. Further, during the fourth quarter of fiscal 2010, we recorded an accrual of $4.6 million related to a product safety recall. Our future is highly dependent on our ability to achieve, and sustain, overall profitability. To accomplish this, we must increase the sales volumes of our ChargeSource® products from the levels achieved during the third quarter of fiscal 2011.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2010.
Results of Operations — Continuing Operations
Revenue
(in thousands except change)

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		% Change
	2010	2009	2010	2009	Three Months	Nine Months
Revenue	$5,484	$7,550	$25,781	$17,152	(27%)	50%

Operating loss	$(1,358)	$(472)	$(2,023)	$(3,994)

Net loss from continuing operations	$(1,315)	$(418)	$(2,022)	$(3,932)

Revenue by Region
(in thousands except change)

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		% Change
	2010	2009	2010	2009	Three Months	Nine Months
Revenue:
North America	$3,163	$6,198	$19,092	$12,018	(49%)	59%
Europe	12	172	85	250	(93%)	(66%)
Asia	2,309	1,180	6,604	4,884	96%	35%

	$5,484	$7,550	$25,781	$17,152

Revenue by Customer
(in thousands except change)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,				Year over Year
	2010		2009		2010		2009		% Change
		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Revenue:
Lenovo	2,109	38%	956	13%	6,360	25%	4,719	28%	121%	35%
Targus	3,154	58%	6,471	86%	18,808	73%	12,235	71%	(51%)	54%
Other	221	4%	123	1%	613	2%	198	1%	80%	210%

	$5,484	100%	$7,550	100%	$25,781	100%	$17,152	100%	(27%)	50%

     Revenue for the three months ended October 31, 2010 decreased by $2.1 million, or 27 percent, compared to the corresponding periods of fiscal 2010. The decrease is attributable to reduced shipments to Targus during the third quarter of fiscal 2011 due to softness in the retail markets that Targus serves. Revenue for the nine months ended October 31, 2010 increased by $8.6 million or 50 percent, primarily due to increased shipments to Targus during the first six months of the current fiscal year. Our volumes to Targus peaked in the second quarter of fiscal 2011 and the sell-through at retail has declined in the third quarter of fiscal 2011. We currently have no existing unfulfilled purchase orders for delivery of our Manhattan product to Targus. Additionally, revenue to Lenovo increased during the three and nine months ended October 31, 2010 compared to the corresponding periods of the prior fiscal year. This is due, in part, to the introduction of the Y-cable pairing with the new ultra slim and light product in the current fiscal year. Finally, during the second quarter of fiscal 2011 we began shipments of a 90-watt auto-air DC adapter to Dell. Sales to Dell accounted for $178,000 and $456,000 of total revenue for the three and nine months ended October 31, 2010, respectively, and are reported in Other Revenue in the table above.
Cost of Revenue and Gross Margin
(in thousands except margin and change)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,				Year over Year
	2010		2009		2010		2009		% Change
		% of Total		% of Total		% of Total		% of Total	Three Months	Nine Months
Cost of revenue:
Product cost	$3,941	83%	$5,140	89%	$17,945	84%	$11,778	86%	(23%)	52%
Fixed supply chain overhead	799	17%	578	10%	2,537	12%	1,741	13%	38%	46%
Inventory reserve and scrap charges	—	—	(45)	(1%)	101	—	150	1%	100%	(33%)
Freight, expedite, and other charges	25	—	89	2%	739	4%	92	—	(72%)	703%

	$4,765	100%	$5,762	100%	$21,322	100%	$13,761	100%	(17%)	55%

	Three Months Ended		Nine Months Ended		Year over Year
	October 31,		October 31,		ppt Change
	2010	2009	2010	2009	Three Months	Nine Months
Gross margin	13%	24%	17%	20%	(11)	(3)
     Cost of revenue for the three months ended October 31, 2010 decreased by $1.0 million or 17 percent. This decrease is primarily attributable to the decrease in sales for the three months ended October 31, 2010 of 27 percent compared to the comparable prior year period. Cost of revenue for the nine months ended October 31, 2010 increased by $7.6 million, or 55 percent compared to the corresponding period of fiscal 2010. This increase is primarily attributable to the increase in sales for the nine months ended October 31, 2010 of 50 percent compared to the comparable prior year period. During the three and nine months ended October 31, 2010, our fixed supply chain overhead costs increased by $0.2 million and $0.8 million or 38 percent and 46 percent, respectively, when compared to the fixed supply chain overhead costs in the comparable prior year periods. These increases are due to additional personnel needed to assist with procurement of component inventory that has become increasingly difficult to source at our desired prices and within our desired lead times. We also added staff to assist with the management of our growing number of contract manufacturers. As previously discussed, late in the third quarter of fiscal 2010, we reduced personnel related and other expenses across all departments. We expect to see a decline in the fixed supply chain overhead costs in the fourth quarter of fiscal 2011 as compared to the quarter ended October 31, 2010.
     During the first half of fiscal 2011 we incurred freight expedite and other charges $0.7 million, respectively. We had no similar costs in the corresponding periods of the prior year. These costs were incurred to expedite delivery of Manhattan units to Targus in the second quarter of fiscal 2011, primarily as a result of our temporary production cessation which occurred in the first quarter of fiscal 2011 as a result of the Recall. These costs adversely impacted the gross margin by 4 percentage points during the nine months ended October 31, 2010.
Operating Costs and Expenses
(in thousands except change)

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2010		2009		2010		2009		Year over Year % Change
		% of Revenue		% of Revenue		% of Revenue		% of Revenue	Three Months	Nine Months
Operating expenses:
SG&A expenses, excluding corporate overhead	$363	7%	$355	5%	$1,025	4%	$1,174	7%	2%	(13%)
Corporate overhead	939	17%	881	12%	2,894	11%	2,838	17%	7%	2%
Engineering and support expenses	775	14%	1,024	13%	2,563	10%	3,373	20%	(24%)	(24%)

	$2,077	38%	$2,260	30%	$6,482	25%	$7,385	43%	(8%)	(12%)

     Selling, general, and administrative expenses for the three and nine months ended October 31, 2010 remained flat and decreased $0.1 million, or 13 percent, respectively, compared to the corresponding periods of fiscal 2010. The sales and marketing department experienced a recovery of bad debt expense of $88,000 in the second quarter of fiscal 2011 and experienced decreases in consulting costs in the current fiscal year periods when compared to prior year periods.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead increased $0.1 million for the three and nine months ended October 31, 2010, respectively when compared to the corresponding periods of the prior fiscal year.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2010 decreased $0.2 million and $0.8 million, or 24 percent, respectively. These decreases are primarily due to decreased material usage, lab fees and testing and certification fees which varies with the timing of new product development for our retail and OEM accessories channels.

Other Income (loss), net
     Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. Interest income earned on invested cash balances for the three and nine months ended October 31, 2010 totaled $2,000 and $16,000, respectively. During the three and nine months ended October 31, 2010 we incurred $34,000 and $90,000, respectively in interest expense and amortization of loan fees related to our credit facility. For the three and nine months ended October 31, 2009, interest income totaled $10,000 and $63,000, respectively. Interest expense and loan fee expenses related to our credit facility totaled $15,000 and $60,000 for the three and nine months ended October 31, 2009. The current year decrease in interest income is due to decreased invested cash balances.
Income Tax Benefit
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first nine months of fiscal 2011, the adjusted net deferred tax assets remain fully reserved as of October 31, 2010.
     During the third quarter of fiscal 2011, the Company recorded a pre-tax net loss of $1.4 million and recorded an income tax benefit of $75,000 on a combined basis. The tax benefit recorded in the third quarter relates to a reduction of $33,000 in our recorded tax liability in conjunction with the normal expiration of the statute of limitations in various states and an adjustment to our income tax receivable of $42,000 upon the filing of our consolidated tax returns for the fiscal year ended January 31, 2010.
Discontinued Operations — Call Box
     The sale of the call box business was completed on July 10, 2008, which resulted in a pre-tax gain of $490,000. During the three and nine months ended October 31, 2010, the Company recorded $0 and $25,000 in expenses, respectively, related to the discontinued operations of the Call Box business and incurred no similar expenses during fiscal 2011.
Discontinued Operations — Wireless Test Solutions (“WTS”)
Income (loss) from Discontinued Operations
(in thousands)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Gain on sale, net of income taxes of $0	$—	$—	$—	$—
Income (loss) from discontinued operations, before taxes	—	(9)	(601)	28
Income tax expense	—	—	—	—

Income (loss) from discontinued operations	$—	$(9)	$(601)	$28

     The fiscal 2011 year to date loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000 which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.

Liquidity and Capital Resources
     Cash and cash equivalents at October 31, 2010 decreased $4.8 million to $5.3 million as compared to $10.1 million at January 31, 2010. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(4,411)	$(3,919)
Investing activities	(339)	(438)
Financing activities	(69)	957
Operating Activities
     Cash used in operating activities of $4.4 million for the nine months ended October 31, 2010 was driven by our net loss of $2.6 million offset by non-cash depreciation of $0.6 million. Additionally on a combined basis our accounts payable and accrued liabilities decreased $3.9 million related to supplier payments as well as recall related expenditures. Partially offsetting the net decline in these liabilities was a net decrease in accounts receivable due from customers and suppliers of $2.5 million. Additionally, in fiscal 2011 our provision for obsolete inventory decreased by $0.5 million due to the consumption of inventory that had been fully reserved.
     Cash used in operating activities of $3.9 million for the nine months ended October 31, 2009 was driven by our net loss of $3.9 million. Although the net changes to operating assets and liabilities were minor on a collective basis there were some noteworthy changes. Our combined accounts receivable due from customers and suppliers balance increased by $4.2 million, primarily due to shipments to Targus during the third quarter, such increase was partially offset by increases in our payables and accrued liabilities of $1.1 million and $1.1 million, respectively, relating primarily to liabilities due to our contract manufacturers. Additionally, our inventory balance declined by $0.8 million due to shipments of the 90-watt slim and light product to Lenovo.
Investing Activities
     During the nine months ended October 31, 2010, we purchased $0.3 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.
     During the nine months ended October 31, 2009, we purchased $0.5 million of property and equipment, primarily tooling and other equipment used by our contract manufacturers for our power products. Additionally, our US Bank letter of credit which was secured by a $77,000 certificate of deposit matured on May 1, 2009.
Financing Activities
     During the nine months ended October 31, 2010 we incurred $69,000 in loan origination fees relating to the renewal of our Loan and Security Agreement with Silicon Valley Bank (“SVB” or “Bank”) described below.
     During the nine months ended October 31, 2009, we borrowed $1.0 million against our credit facility with Silicon Valley Bank (“SVB”). Additionally, we paid SVB $43,000 in conjunction with the Loan and Security Agreement described below.
     On February 11, 2009, the Company entered into a Loan and Security Agreement with SVB. The credit facility was renewed on February 9, 2010 and matures, on February 10, 2011, at which time, any outstanding principal balance is payable in full. The Company currently intends to seek to renew the credit facility on or before its existing maturity date, however there is no assurance that SVB will be willing to renew the credit facility either with its existing terms or at all.

     On August 13, 2010, the Company entered into a Second Amendment (the “Amendment”) to Loan and Security Agreement (as amended, the “Loan Agreement”) with SVB. The Amendment, among other things, waived the Company’s failure to comply with the existing Quick Ratio financial covenant set forth in the Loan Agreement for the compliance periods ended April 30, 2010, May 31, 2010 and June 30, 2010. In addition, the Amendment amends the Quick Ratio financial covenant in the Loan Agreement from 1.50 to 1.0 to 1.25 to 1.0 commencing with the month ended July 31, 2010. The Company believes that it will remain in compliance with the amended Quick Ratio financial covenant through the term of the Loan Agreement.
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
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.25 to 1.0 as its primary financial covenant and must also comply with certain reporting covenants. As of October 31, 2010, the Company has borrowed $1,000,000 under the Loan Agreement and has a Quick Ratio of 1.37 to 1.00. Additionally, under this Loan Agreement, the Company has one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. Amounts borrowed under the Loan Agreement bear interest at a floating per annum rate equal to 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. The Company is subject to a monthly collateral monitoring fee of $1,000 whenever the Streamline Period is in effect and $2,000 whenever the Streamline Period is not in effect.
     We believe that our existing cash and cash equivalent balances of $5.3 million, and accounts receivable due from customers of $7.7 million at October 31, 2010, coupled with available borrowings under our existing credit facility, assuming we are able to renew it, will provide us sufficient funds to satisfy our cash requirements as our business is currently conducted for the next 12 months. As discussed above, certain factors and events could negatively affect our cash flows from operations, including:.
•	Should the decline in sales to Targus persist and we are unable to replace these sales.
•	If we are not successful in reducing our inventory commitments resulting from reduced Targus sales.
•	Our inability to renew our existing Loan Agreement with SVB which currently expires on February 10, 2011.
•	Whether we incur costs and expenses as a result of the Recall in excess of the reserves we established for the Recall, including as a result of reaching a full agreement with Targus concerning the respective obligations of the parties regarding returned product.
•	Should the contract manufacturers of our ChargeSource® products become unable to manufacture our products at the level currently anticipated, should our ChargeSource® products fail to meet any required specifications, or should we encounter any unexpected problems, difficulties or delays in the production of our ChargeSource® products, our operating results and cash flows would be negatively impacted.
•	The delay in development, delivery or release of our ChargeSource® products could negatively impact our revenue, operating results and cash flows.

     In addition, the Company may require further debt and/or equity capital to fund its working capital needs. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition. The Company is also considering the possibility of licensing its technology to a third party or liquidating its current inventory as a source of future capital.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Currency Risk
     We are exposed to the risk of changes in currency exchange rates. As of October 31, 2010, we had no material accounts receivable denominated in foreign currencies. Our standard terms require customers to pay for our products and services in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. To date, sales denominated in foreign currencies have not been significant and we have not entered into any foreign exchange contracts.
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
     Our management, including the Chief Executive Officer and Chief Financial Officer, concluded there was no change in our internal control over financial reporting during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     We are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations and financial position.

ITEM 1A.	RISK FACTORS
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2010 as well as any amendments thereto or additions and changes thereto contained in our quarterly report on Form 10-Q for the first and second quarters of fiscal 2011 and any other reports and filings. The disclosures in our annual report on Form 10-K, our quarterly report on Form 10-Q for the first and second quarters of fiscal 2011, and our other reports and filings are not necessarily a definitive list of all factors, risks and uncertainties, that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2010, as amended or supplemented by our quarterly report on Form 10-Q for the first and second quarters of fiscal 2011 except for the following:
During the third quarter of fiscal 2011 the Company transferred the listing of its Common Stock from the NASDAQ Global Market to the NASDAQ Capital Market, due to a deficiency with respect to the minimum stockholders’ equity requirement.
     Concurrent with the filing of this Form 10-Q, the Company is taking actions required to delist from the NASDAQ Capital Market and move to the OTC Bulletin Board. These actions may adversely affect the market price and market liquidity of our common stock and our ability to raise capital.

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

COMARCO, INC.
Date: December 15, 2010	/s/ Samuel M. Inman, III
Samuel M. Inman, III
President and Chief Executive Officer

Date: December 15, 2010	/s/ Winston E. Hickman
Winston E. Hickman
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation of Comarco, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on December 15, 2000)

3.2	Amended and Restated Bylaws of Comarco, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 14, 2009)

3.3	Certificate of Determination of Series A Participating Preferred Stock (incorporated by reference to Exhibit 99.2 to our Registration Statement on Form 8-A, filed on February 6, 2003)

10.3	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 18, 2010)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002