Form 10-K
period 2011-01-31
COMARCO INC
filed 2011-04-29
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 000-05449

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
Common Stock, $0.10 par value

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2010, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $18 million, based on the closing sales price of the registrant’s common stock as reported on the NASDAQ Global Market on such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of shares of the registrant’s common stock outstanding as of April 25, 2011 was 7,343,869.
Documents incorporated by reference:
Portions of the registrant’s definitive Proxy Statement on Schedule 14A to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report are incorporated by reference into Part III of this annual report. With the exception of the portions of the Proxy Statement specifically incorporated herein by reference, the Proxy Statement is not deemed to be filed as part of this annual report.

COMARCO, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2011

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.
     Although forward-looking statements in this report reflect the good faith judgment of our management, such statements are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission, or the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
     We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, whether as a result of new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

ITEM 1.	BUSINESS
General
     Comarco, Inc., through its wholly owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “us,” “our,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power products (“ChargeSource®”). These standalone mobile power adapters are used to simultaneously power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
     References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2011” refers to our fiscal year that ended on January 31, 2011.
     We file or furnish annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available free of charge to the public via EDGAR through the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.comarco.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. Any document we file or furnish with the SEC can be read at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information regarding the operation of the Public Reference Room, please call the SEC at (800) SEC-0330.

Our Business
     Our business designs and manufactures, through outsourced contract manufacturers, standalone power adapters for notebook computers, mobile phones, and many other portable, rechargeable consumer electronic devices. These mobile power products, which are designed with the needs of the mobile professional in mind, provide a high level of functionality and compatibility with an industry leading compact design.
Products
     Our current and planned product offerings consist of standalone AC, DC, and AC/DC power adapters designed for the right mix of power output and functionality for most retail, original equipment manufacturer (“OEM”), and enterprise customers. Our ChargeSource® products are also programmable, allowing those who use multiple rechargeable electronic devices to carry just one power adapter to support multiple electronic devices. By simply changing the compact SmartTip® connected to the end of the output cable, our standalone power adapters are capable of simultaneously charging and powering multiple devices from all major consumer electronics companies, including most notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable consumer electronic devices without requiring a peripheral product or extra cable.
     We believe our patented electrical designs will allow us to continue to offer customers cutting edge technology while significantly decreasing the size and weight compared to devices offered by our competitors.
Marketing, Sales, and Distribution
     Current demand for our mobile power products can be categorized into the following two distinct channels:
•	Retail; and
•	OEM-branded accessories.
     In addition, while we have yet to sell any products to OEMs for distribution “in-the box,” we believe that we have an opportunity to do so and are pursuing relationships and opportunities in this channel.
Retail
     To reach the retail consumer, we have historically entered into exclusive distribution agreements with a single distributor of consumer electronics products. Our distribution partner brands our products and distributes them to retailers, focusing on national “big-box” retail chains and office superstores.
     Consistent with this strategy, on March 16, 2009, we entered into a Strategic Product Development and Supply Agreement with Targus Group International, Inc. (the “Targus Agreement”). Under the Targus Agreement, we sell certain mobile power supply products exclusively to Targus, and Targus purchases such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement does not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to original equipment manufacturers that sell such products under their own name as long as such products do not incorporate any intellectual property of Targus. The Targus Agreement does not require Targus to purchase any specified number of units. We began shipping products to Targus in June 2009 and revenues generated from shipments to Targus totaled $19.3 million and $18.8 million, or 67 percent and 71 percent of total fiscal 2011 and fiscal 2010 revenue, respectively.
     On January 25, 2011 the Company received written notification from Targus of non-renewal of the Targus Agreement. Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. Accordingly, at this time, future sales to Targus are uncertain.
     If the Company is unable to sell its products to Targus at or above the sales volumes achieved in the past, and if the Company is unable to replace these sales with sales to another retail customer, the Company’s operations and financial condition would be adversely affected.

OEM-branded accessories
     The notebook computer OEMs offer an expansive selection of notebook computer accessories through their on-line retail portals, catalogs, and other channels. Many of these accessories have been designed to OEM specifications to be compatible with and/or to complement their specific notebook computers. Typically, the OEMs will brand these products and market them in conjunction with the sale of their notebook computers.
     Late in the fourth quarter of fiscal 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed and manufactured to the stringent specifications of Lenovo Information Products Co., Ltd. (“Lenovo”), a leading notebook computer OEM. During fiscal 2010, we shipped a total of 222,000 of these units to Lenovo. Commencing late in the third quarter of fiscal 2010, we began shipments to Lenovo of our newest generation adapter, the “Slim and Light” product, and we shipped a total of 170,000 and 53,000 units to Lenovo during fiscal 2011 and fiscal 2010, respectively. Revenues generated from sales to Lenovo for fiscal years 2011 and 2010 totaled $8.5 million and $7.4 million, or 29 percent and 28 percent of revenues, respectively.
     In addition, on June 30, 2009, we announced that we were selected by Dell Inc. (“Dell”) to provide an innovative 90-watt DC adapter for use in automobiles and airplanes. We began shipping this product in May 2010 and revenue from sales to Dell totaled $0.9 million during fiscal 2011.
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
OEM “in-the-box”
     Notebook computers are typically sold with a conventional AC-only power adapter included with the purchase or “in-the-box.” These “in-the-box” adapters are manufactured for low cost and delivered in quantities of tens of millions per year. As notebook computer power and regulatory requirements increase, the size and weight of the power adapter may also increase. We believe our patented electrical design, which is the basis for our small and light power adapters, can address this large and growing market. As with OEM-branded accessories, we typically work directly with the OEMs on these designs and products in response to their requests. Products designed for this channel must be ultra-low cost and reliable, and must be manufactured in high volume. We have yet to sell any of our power adapters “in-the-box,” but we continue to hold discussions with both our existing OEM customers and potential future customers to advance this opportunity for our business.
Product Recall
     On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”), in cooperation with Comarco announced the voluntary recall (the “Recall”) of certain Targus Group International, Inc. (“Targus”) branded 90-watt universal AC power adapters for laptops which were sold at retail locations from June 2009 through March 2010.
Recall Background
     The product affected by the Recall is the Targus branded 90-watt universal AC power adapters for laptops. Approximately 500,000 units are affected by the Recall, most of which were sold by Comarco to Targus in fiscal 2010 prior to delivery of the Comarco designed retail “Slim and Light” power adapter, which was introduced to the market in late fiscal 2010 and is known to Comarco’s investors as the “Manhattan” product.
     The affected product, which is a legacy product that we have described to Comarco investors as the “Bronx” product, is known in the industry as a “brick” power adapter. The product is equipped with the proprietary design of our Original Designer Manufacturer (“ODM”) supplier and incorporates Comarco’s patented “programmable tip” technology. We believe that the problem giving rise to the Recall resulted primarily from the failure of one of Comarco’s contract manufacturers to adhere to Comarco’s technical specifications for the tip and connector assembly. In some instances, this failure results in thermal damage to the tip and connector assembly which can cause the connector to overheat. The Recall is primarily based on the determination that the tip and connector assembly could become hot enough to melt the plastic housing and potentially burn the consumer.
Recall Process
     Recalled units fall into two categories, those in the hands of consumers and those in the distribution channel. The distribution channel includes product in the control of Comarco and Targus, and all retailers who were notified in a “Stop Sale Notice” which Targus sent on March 10, 2010. We originally estimated that approximately 400,000 of the affected units were in the hands of consumers and that the remaining 100,000 units were in the distribution channel. Since the announcement of the Recall, less than 4,000 consumer units have been returned and approximately 155,000 units have been returned from the distribution channel.
     Comarco has established a recall website and hotline, or “Recall Center,” for consumers to contact to determine if they have an adapter that is subject to the Recall. Consumers who confirm that they have units affected by the Recall will be provided with the information and materials needed to return the recalled unit to Comarco. After receiving and verifying that the consumer’s product is a recalled unit, Comarco will send the consumer a replacement unit through a recall “Fulfillment Center.” A “Repair Center” has been established for the purpose of exchanging both the units returned from the consumer and the units returned from retailers with replacement units.
Financial Impact
     Comarco accrued financial reserves as a result of the Recall of approximately $0.3 million and $4.6 million in the fourth quarter of fiscal 2011 and fiscal 2010, respectively. These reserves represent Comarco’s estimate of the costs associated with the recall process and included testing, replacement costs, legal and other costs that Comarco, and in some cases Targus, have incurred or will incur as a result of the Recall. The Targus costs reflected in the reserves arise from certain costs for which Comarco is responsible under the terms of the Targus Agreement. Comarco’s estimate was based on a number of assumptions, including assumptions regarding the number of units customers and retailers would return, which is inherently difficult to predict. Also, the estimate was based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding the returned product. Targus and Comarco have not reached full agreement with respect to such matters and, in the event that agreement is not reached on certain matters, it could result in a material increase in the costs of the Recall to Comarco. As a result, the actual amounts incurred by Comarco as a result of the Recall may differ materially from the amount of reserves Comarco established as a result of the Recall. However, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall.
     Included in our accounts payable at January 31, 2011 is $1.1 million payable to the contract manufacturer of the Bronx product subject to the Recall. The Company is seeking remuneration from the contract manufacturer. On April 26, 2011, the contract manufacturer sued the Company for payment as discussed in Item 3 of this report. The outcome of this matter is neither determinable nor estimable and for this reason, we have not adjusted the accounts payable balance as of the date of this report. If the Company prevails in its dispute with the contract manufacturer, we will record a reduction in our accounts payable and potentially reduce the recall costs associated with the Recall that have been incurred to date.
     For more information regarding the Recall, see the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth below.
Competition
     The industry in which we compete for the sale of our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and any future products we commercialize will be, subject to this intense competition. Numerous product manufacturers, including Delta Electronics, Inc., iGo, Inc., Belkin, Kensington, and American Power Conversion, sell products that compete directly with our ChargeSource® products. Mobile telephone and personal computer OEMs also deliver competitors’ products to the market for our standalone power adapters. Many of these distributors and manufacturing competitors are larger and have greater financial resources than us. In addition, they may have more established distribution networks, entrenched relationships with OEMs, and greater experience in launching, marketing, distributing and selling products. We believe that the patents that cover our ChargeSource® products provide us with a competitive advantage.

     To compete successfully in this market, we believe we must:
•	Differentiate our offerings through innovation and development of new or enhanced products;

•	Successfully meet stringent design specifications in a timely manner;

•	Develop meaningful and lasting relationships with OEMs;

•	Manufacture and deliver on time, cost effective products in volume;

•	Price our products competitively; and

•	Provide adequate customer service and support for our products.
Key Customers
     We derive a substantial portion of our revenue from a very limited number of significant customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.
     During fiscal 2011 and fiscal 2010, shipments to Targus, our exclusive retail distributor, totaled $19.3 million and $18.8 million or 67 percent and 71 percent of total revenue, respectively. In fiscal 2011 and fiscal 2010, shipments to Lenovo, our most significant OEM customer, totaled $8.5 million and $7.4 million or 29 percent and 28 percent of total revenue, respectively. In addition in fiscal 2011, Dell accounted for revenue totaling $0.9 million, or 3 percent of total revenue. For more information regarding our customers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
     As previously discussed, on January 25, 2011, the Company received written notification from Targus of non-renewal of the Targus Agreement. Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. The Company is currently in discussions with another computer original equipment manufacturer (“OEM”), to expand the sales of our OEM-branded accessories. There is no guarantee we will be successful in negotiating an arrangement with such OEM. Further, the Company is continually in discussions with our existing OEM customers in an attempt to drive increased sales through either the introduction of new products or possible “in-the-box” placement.
International Operations
     We sell our products to customers located throughout the world. In fiscal 2011 and fiscal 2010, we derived 68 percent and 70 percent of total revenue, respectively, from customers in North America and 32 percent and 30 percent, respectively, from customers outside North America, as determined by the “ship to” address. The large percentage of sales to North America during fiscal 2011 and fiscal 2010 is primarily due to sales to Targus, which primarily ships to their distribution facility in California. Sales to Lenovo, which represents 29 percent and 28 percent of revenue in fiscal 2011 and fiscal 2010, respectively, ship to mainland China. For more information regarding our revenues by geographic location, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
Research and Development
     We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, changing consumer preferences and evolving technology standards. Accordingly, we devote significant resources to designing and developing new and enhanced products that can be manufactured cost effectively and sold at competitive prices. During fiscal 2011 and fiscal 2010, we incurred approximately $3.2 million and $3.7 million, respectively, in research and development expenses. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.
     As of March 30, 2011, we had approximately 8 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

•	We collaborate closely with our customers and partners to design and manufacture new products or modify existing products to specifications required by our customers;

•	We design and manufacture enhancements and improvements to our existing products in response to our customers’ requests or feedback; and

•	We independently design and build new products in anticipation of the development of a variety of mobile electronic devices.

•	We generally do not directly pass research and development costs on to our customers.
Manufacturing and Suppliers
     Our products are manufactured by third parties to our specifications and are generally delivered to us for test. Contract manufacturers located in China are responsible for the manufacture of our products.
     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the fiscal year ended January 31, 2011, two of our contract manufacturers, Edac Power Electronics Co. Ltd., and Flextronics Electronics, accounted for 81 percent of the product costs included in cost of revenue. For the fiscal year ended January 31, 2010, three of our contract manufacturers, Chicony Power Technology, Co. Ltd., Flextronics Electronics, and Edac Power Electronics Co. Ltd, accounted for 86 percent of the product costs included in cost of revenue. For more information on our contract manufacturers and other suppliers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
Patents, Trademarks and Other Intellectual Property
     Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2011, the Company had approximately 70 issued patents and approximately 20 patent applications pending in the United States and in various foreign countries covering key technical aspects of our ChargeSource® products. Our issued patents are scheduled to expire at various times beginning in 2020. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.
     We cross-license certain patent rights related to powering electronic devices, including certain patent rights relating to automatic programmability and combination AC/DC capability, under the terms of a settlement agreement entered into with iGo, Inc. in 2003.
     While we spend significant resources to monitor and enforce our intellectual property rights, our intellectual property rights could be challenged, invalidated, or circumvented by competitors or others. Others could reverse engineer or otherwise obtain and use our proprietary technology and information. Our employees, customers or partners could also breach our confidentiality agreements, for which we may not have an adequate remedy available. We may not be able to timely detect the infringement of our intellectual property rights. Moreover, the laws of foreign countries may not afford the same protection to intellectual property rights as do the laws of the United States. The occurrence of any of the foregoing could harm our competitive position.
     Litigation to enforce and protect our intellectual property rights, whether or not successful, is time-consuming and costly, diverts resources and management attention away from our operations and may result in our intellectual property rights being held invalid or unenforceable. Additionally, third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. In this regard we were previously involved in litigation with iGo, Inc. (“iGo”). On June 8, 2007 iGo sued us alleging that two iGo patents were infringed by the mechanical keying arrangement between power adapters and programming kits used by us in our mobile power products sold through our distributors and to a computer manufacturer. We denied liability and countersued alleging that iGo had breached a settlement agreement entered into with us in 2003 and that iGo was liable for infringement of at least one of our patents. On May 26, 2009, at the request of both parties, the court dismissed the entire case, without prejudice, with each party to bear its own costs and attorneys’ fees.
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
Environmental Laws
     Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no significant effect on our financial results or competitive position.
Government Regulation
     Many of our products are subject to various federal, state, local and foreign laws governing substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency. In the event our products become non-compliant with these laws, they could be restricted from entering certain jurisdictions, and we could face other sanctions, including fines.
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
     Currently, we generally sell our products under purchase orders that are placed with short-term delivery requirements. As a result, we periodically maintain significant levels of inventory of long-lead components in order to meet our expected obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.
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
Employees
     As of March 30, 2011, we employed approximately 24 full-time employees and no part-time employees.We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering, sales and marketing, and management. Our future success depends in large part on our ability to retain key technical, marketing, and management personnel, and to attract and retain qualified employees, particularly the highly skilled engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results. Certain information relating to our executive officers is disclosed in Item 10 of this report and is incorporated into this Item 1 by this reference.

Discontinued Operations
Call Box
     Through July 10, 2008, the Company designed, manufactured, installed, and maintained emergency call boxes for state and local governmental agencies through its Call Box business. On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008 and, accordingly, the Company recorded a pre-tax gain on the sale in the amount of $0.5 million during fiscal 2009.
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
     The aggregate purchase price paid to Comarco in connection with the sale to Ascom was $12.8 million in cash, with $1.3 million of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights, which was the maximum indemnification amount that could be claimed by Ascom. The Company recorded a pre-tax gain on the sale of its WTS business of $5.9 million during the fourth quarter of fiscal 2009. On January 19, 2010 proceeds placed in escrow were released in their entirety, and the Company recorded an additional pre-tax gain on the sale of $1.3 million. This resulted in a total pre-tax gain on the sale of the WTS business of $7.2 million, of which $1.3 million was recorded in fiscal 2010.

ITEM 1A.	RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this annual report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.
Our management and our independent registered public accounting firm have questioned our ability to continue as a going concern as a result of our recurring losses from operations, declining working capital and uncertainties surrounding our ability to borrow under our credit facility.
     Our audited consolidated financial statements for the fiscal year ended January 31, 2011, were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales; reduce operating expenses; and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. In addition, we may need to borrow additional amounts under our credit facility. We cannot guarantee that we will be able to increase sales, reduce expenses, borrow additional amounts under our credit facility, or obtain additional funds through other debt or equity financing transactions or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, reduce expenses, make additional borrowings under our credit facility, or raise additional capital through other financings, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.
We will have to reduce our costs for our ChargeSource® products and achieve higher sales volumes for our business to become profitable, and if we fail to do so, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.
     We experienced positive gross profit margins beginning in the second quarter of fiscal 2010 but gross margins were negative in the first quarter of fiscal 2010 and the fourth quarter of fiscal 2011. We operate in a very competitive marketplace where reducing product costs to meet competitive pressures is a constant. If we are not able to charge high enough prices for our products to cover the costs of producting those products, we may experience negative gross margins in the future. In order to reduce our cost of revenue, we must work closely with our contract manufacturers to carefully manage the price paid for the components used in our products along with the price we pay our contract manufacturers for the finished products they provide to us.
     Additionally, if we are not able to reduce our cost of revenue and increase our gross profit margins accordingly, our current level of sales is insufficient to absorb our operating expenses. Our ability to drive increased sales is dependent upon many factors including the following:
•	Securing additional purchase orders from Targus or replacing their historical sales volumes with sales to other customers;
•	Successful development and release for manufacture of certain AC, DC, and AC/DC standalone power adapter products designed to address the requirements of our retail and OEM channels; and

•	Increasing sales to existing OEM partners such as Lenovo and securing additional OEM partners.

     There can be no assurances we will be successful in our efforts to increase sales or reduce our cost of revenue. If we fail to reduce our cost of revenue or achieve higher sales volumes for our ChargeSource® products, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.
We experienced a recall of one our power adapters in the first quarter of fiscal 2011, and in the future we may experience additional quality or safety defects in our products that could cause us to institute additional product recalls or require us to provide replacement products.
     On April 30, 2010, the CPSC announced the recall of approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus. These units were sold from June 2009 through March 2010. Of the units affected by the Recall, we originally estimated that approximately 400,000 units were in the hands of consumers, while the remaining 100,000 were in the distribution channel. Since the announcement of the Recall, less than 4,000 consumer units have been returned and approximately 155,000 units have been returned from the distribution channel. As a result of the Recall, we accrued a $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2010 as an estimate of the cost to replace the affected units and $0.6 million related to selling, general and administrative costs expected to be incurred related to the Recall. In the fourth quarter of fiscal 2011, we accrued an additional $0.3 million charge to cost of revenue. Actual amounts may differ materially from our current estimates based on many factors, including the number of impacted 90-watt universal power adapters returned to Comarco by Targus and its customers, primarily consumer electronics retailers, and end-user consumers. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. Targus and Comarco have not reached full agreement with respect to such matters and, in the event that agreement is not reached on certain matters, it could result in a material increase in the cost of the Recall to Comarco. The actual amounts incurred by Comarco as a result of the Recall may differ materially from the amounts in the reserves Comarco established as a result of the Recall. However, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall.
     Included in our accounts payable at January 31, 2011 is $1.1 million payable to the contract manufacturer of the Bronx product subject to the Recall. The Company is seeking remuneration from the contract manufacturer. On April 26, 2011, the contract manufacturer sued the Company for payment as discussed in Item 3 of this report. The outcome of this matter is neither determinable nor estimable and for this reason, we have not adjusted the accounts payable balance. If the Company prevails in its dispute with the contract manufacturer, we will record a reduction in our accounts payable and potentially reduce the costs of the Recall that have been incurred to date.
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
     We have historically derived a significant portion of our revenue from a very limited number of customers. Our two key customers for fiscal 2011 accounted for $27.9 million, or nearly all of our total revenue. We expect that a limited number of customers will continue to represent a large percentage of our revenue in the future. As previously discussed Targus, which accounted for 67 percent of our fiscal 2011 revenue, sent written notification to us on January 25, 2011 of non-renewal of the Targus Agreement. Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. At this time, future sales to Targus are uncertain.
     Any difficulty in collecting amounts due from one or more of our key customers, or any refusal or inability of one or more of our key customers to take delivery of ordered products, would negatively impact our results of operations and financial condition. Additionally the uncertainty relating to our future business relationship with Targus and specifically our future sales to Targus, could adversely impact our results of operations. In addition, any loss of, reduction, cancellation, or delay in purchases by our other key customers would negatively impact our revenue, business, prospects, and operating results unless we are able to develop other customers who purchase products at comparable levels. Developing alternative customers could be time-consuming, disruptive, and costly to our business and there is no guarantee that relationships with any such customers would generate sales volumes equal to or greater than those created by our relationship with Targus.
If we fail to accurately forecast customer demand, we may have excess or insufficient product inventory, which may increase our operating costs and harm our business.
     To ensure availability of our products for our customers, in some cases we commit to purchase the components and/or finished products based on forecasts provided by customers in advance of receiving purchase orders from them. Most of our customers are distributors who in turn sell our products to resellers and/or end users, which cause us to have limited visibility into ultimate product demand, making forecasting more difficult. As a result, we expect to continue to incur inventory costs in advance of anticipated revenue. Because demand for our products may not materialize as we expect, purchasing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs.
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
     The seasonality of the consumer product and retail industries will affect our business. For example, our OEM and retail distribution partners typically order the majority of the products they expect to sell during the holiday season during the first three calendar quarters. Accordingly, we expect that our sales may be concentrated during the first three calendar quarters and be lower in the fourth calendar quarter.
     Additionally, our revenues depend significantly on consumer confidence and spending, which have been weak due to the recent economic recession and continuing economic uncertainty. Continued economic uncertainty and weak consumer spending and consumer confidence may adversely affect our revenues, the sell through ability of our customers, or otherwise negatively impact our business strategy. If legislative actions taken to enhance the economy fail, or if the current economic situation deteriorates further, our business could be negatively impacted.

Recent changes in our management may lead to instability and may negatively affect our business.
     During April 2011, our President and Chief Executive Officer was terminated and our Chief Financial Officer resigned. Our board of directors appointed Fredrik Torstensson to serve as interim President and Chief Executive Officer until it can appoint a permanent replacement, but has not yet replaced the Chief Financial Officer. Additionally, the board of directors has experienced significant turnover during fiscal 2011 and the first quarter of fiscal 2012. We cannot be certain that we will find suitable replacements for our key executives or that the changes in management and the board of directors will not negatively affect our business. If we are unable to identify, hire and integrate a permanent President and Chief Executive Officer and Chief Financial Officer, and maintain a stable board of directors, our operating results could suffer.
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
The products we make are complex and have short life cycles and if we are unable to rapidly and successfully develop and introduce new products, some of our products may become obsolete.
     The consumer electronics industry is characterized by rapid technological changes, frequent new product introductions, changing consumer preferences, and evolving industry standards. Our mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:
•	Properly identify customer needs and technological trends;

•	Timely develop new technologies and applications;

•	Price our products and services competitively;

•	Timely manufacture and deliver our products in sufficient volume to meet consumer demand, and

•	Differentiate our products from those of our competitors.

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
     The consumer electronics industry in which we sell our products is highly competitive. We compete on many levels, including the timing of development and introduction of new products, technology, price, quality, customer service, and support. Our competitors range from some of the industries’ largest corporations to relatively small and highly specialized firms. Many of our competitors possess advantages over us, including greater financial and marketing resources, greater name recognition, more established distribution networks, entrenched relationships with OEMs and greater experience in launching, marketing, distributing and selling products. Our competitors also may be able to respond more quickly to new or emerging technologies and changes in customer needs. If we do not have the resources or expertise necessary to compete or to match our competitors or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and revenue.
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
     We currently outsource the manufacture of our ChargeSource® products to contract manufacturers in China. Additionally, international revenue accounted for approximately 32 percent of total revenue for fiscal 2011. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the instability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. Essentially, we currently do all business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our ability to outsource our manufacturing and supply needs to foreign countries as well as our sales of products and services in international markets.
We rely on a limited number of contract manufacturers and suppliers.
     We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2011, two of the contract manufacturers for our ChargeSource® products provided $16.9 million or 81 percent of the product costs included in cost of revenue and in fiscal 2010 three of the contract manufacturers for our ChargeSource® products provided $16.9 million or 93 percent of the product costs included in cost of revenue.
     The performance of our contract manufacturers and suppliers is largely outside of our control and involves various risks, including risks associated with limited control over price, procurement of raw materials, timely delivery, and quality. In the past, we have experienced, and may continue to experience, shortages of products purchased from single sources or a limited number of suppliers. Our contract manufacturers and suppliers may fail to timely deliver products or fail to provide products of sufficient quality or that fail to meet required specifications.
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
     Included in our accounts payable at January 31, 2011 is $1.1 million payable to the contract manufacturer of the Bronx product subject to the Recall. The Company is seeking remuneration from the contract manufacturer. On April 26, 2011, the contract manufacturer sued the Company for payment as discussed in Item 3 of this report. The outcome of this matter is neither determinable nor estimable and for this reason, we have not adjusted the accounts payable balance. If the Company prevails, we will record a reduction in our accounts payable and potentially reduce the costs of the Recall that have been incurred to date.
Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses or be prevented from selling certain products.
     Third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. We have previously been subject to litigation alleging that our products infringed on a third party’s intellectual property. We denied liability and countersued and on May 26, 2009, at the request of the parties, the court dismissed the entire case, without prejudice, with each party to bear its own costs and attorneys’ fees.
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
If our products fail to comply with domestic and international government regulations, or if these regulations result in a barrier to our business, our revenue could be negatively impacted.
     Our products must comply with various domestic and international laws, regulations and standards, which are complicated and subject to interpretation. In the event that we are unable to comply with any such laws, regulations or standards, we may decide not to conduct business in certain markets. Particularly in international markets, we may experience difficulty in securing required licenses or permits on commercially reasonable terms, or at all. In addition, we are generally required to obtain both domestic and foreign regulatory and safety approvals and certifications for our products. Failure to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals or certificates could negatively impact our revenue.

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
     Due to these and other factors, our past results are not necessarily reliable indicators of our future performance. In addition, a significant portion of our cost of sales and operating expenses are relatively fixed including operations and supply chain overhead in support of our contract manufacturers; engineering and sales/administrative expense. If we experience a decline in revenue, we may be unable to reduce our fixed costs quickly enough to compensate for the decline, which would magnify the adverse impact of such revenue shortfall on our results of operations. If our operating results decline or are below expectations of securities analysts or investors, the market price of our stock may decline significantly.
We cannot be certain of the availability of credit under our revolving credit facility.
     Our credit agreement with Silicon Valley Bank (the “Loan Agreement”) contains financial and other covenants that we must satisfy. As of January 31, 2011 we were not in compliance with the quick ratio and subsequent to year-end, we repaid the credit facility in full. As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and we are in negotiations with Silicon Valley Bank regarding future amendments to the Loan Agreement. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all.
We have identified a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.
     Our management has identified a material weakness in our internal control over financial reporting as of January 31, 2011 with respect to the period-end financial close process as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this report. In addition, due to the identification of a material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Accounting Officer concluded that, as of January 31, 2011, our disclosure controls and procedures were not effective. Specifically, our management has identified the following material weakness:
     The Company failed to apply appropriate accounting literature related to a non-routine transaction which resulted in a material adjustment to the consolidated financial statements.
     While we will continue to evaluate, upgrade and enhance our internal controls over financial reporting, because of inherent limitations, our internal control over financial reporting may not prevent or detect all material misstatements, errors or omissions. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations and there could be a material adverse effect on the price of our securities. Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our Restated Articles of Incorporation and our Amended and Restated Bylaws contain provisions which may discourage attempts by others to acquire or merge with us, which could reduce the market value of our common stock.
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

We are party to an agreement that may require us to pay $5 million in the event of an acquisition or merger, which could reduce the market value of our common stock.
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
     The stock market in general, and the stock prices of technology companies in particular, have experienced fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:
•	Our quarterly operating results;
•	Changes in the consumer electronics industries;
•	Changes in the economic outlook of the particular markets in which we sell our products and services;
•	The gain or loss of significant customers, including our ability to continue to conduct business with Targus and Lenovo and our ability to expand our relationship with Dell;
•	Reductions in demand or expectations of future demand by our customers;
•	Changes in stock market analyst recommendations regarding our competitors or our customers;
•	The timing and announcements of technological innovations or new products by our competitors or by us, and
•	Other events affecting other companies that investors deem comparable to us.
     All of these factors, as well as others not discussed above, may contribute to the volatility of our stock price.
There is currently a limited trading market for our common stock, which may limit our stockholders’ ability to sell shares of our common stock and may depress the price of our common stock.
     Our common stock was traded on the Nasdaq Global Market under the symbol “CMRO” until November 11, 2010. Commencing on November 12, 2010 our common stock traded on the Nasdaq Capital Market and effective January 6, 2011 our common stock traded on the OTC Bulletin Board, or the OTC:BB. The average trading volume of our common stock has historically been very low and the average trading volume may decline further as a result of trading on the OTC:BB. The reduced trading volume may result in a depression of the price of our common stock as investors adjust their perception of the value of our shares based on their perceived ability to subsequently sell the shares.
We may be subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.
     SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If we do not fall within any exemptions from the “penny stock” definition, we will be subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares are subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. In addition to the Penny Stock Rules, we are unable to utilize the safe harbor provisions of the Forward Looking Statements sections of the Exchange Act. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules, or that if an exemption currently exists, that we will continue to qualify for such exemption. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.
The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.
     In addition to the Penny Stock Rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
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
ITEM 3. LEGAL PROCEEDINGS
     Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which is the contract manufacturer of the Bronx product that is the subject of the Recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We deny liability and intend to vigorously defend the lawsuit. We also intend to file a cross-complaint seeking the recovery of damages caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the Recall of the product. The outcome of this matter is not determinable as of the date of the filing of this report.
     Mark Chapman (“Chapman”) vs. Comarco Wireless Technologies, Inc., Case No. 73-166-03168-09 02 FEZA-C, American Arbitration Association. On July 15, 2009, a former officer and employee of the Company filed a demand for arbitration against the Company with the American Arbitration Association claiming that he is entitled to a payment pursuant to the terms of a written Severance Compensation Agreement as well as reimbursement for his attorneys’ fees relating to this claim. The Severance Compensation Agreement provides that in the event the employee is terminated by the Company without “Cause” (as defined in such agreement), or ceases to be employed by the Company for reasons other than because of death, disability, retirement or Cause, or the employee terminates his employment with us for “Good Reason” (as defined in such agreement), in each case, within 24 months following a “Change of Control” (as defined in such agreement), the employee would be entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus that would be payable assuming 100 percent satisfaction of all performance goals. The former officer and employee claims that the January 2009 sale of our WTS business to Ascom constituted a Change of Control and that he is entitled to the specified payment because he ceased to be employed by the Company as a result of such transaction, although his employment was assumed by Ascom in essentially the same capacity following the consummation of the transaction. The Company reached a settlement with the former officer and employee in June 2010. Pursuant to the settlement, Comarco paid the former officer and employee $508,000 during the second quarter of fiscal 2011, which amount included reimbursement for attorney and professional fees. Such amount is included in income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.
     In addition to the matters described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The legal proceedings potentially cover a variety of allegations spanning our entire business. Although the outcome of legal proceedings is inherently uncertain, the Company believes that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.
ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock was traded on the Nasdaq Global Market under the symbol “CMRO” until November 11, 2010. Commencing on November 12, 2010 our common stock traded on the Nasdaq Capital Market and effective January 6, 2011 our common stock traded on the OTC:BB under the symbol “CMRO:PK.” The following table sets forth for the periods indicated the quarterly high and low closing prices per share as reported by each of the respective markets on which our stock was traded. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2011:
First Quarter	$3.24	$2.47
Second Quarter	3.00	2.10
Third Quarter	2.50	2.10
Fourth Quarter	2.03	0.34
Year ended January 31, 2010:
First Quarter	$2.03	$0.70
Second Quarter	2.30	1.66
Third Quarter	3.15	1.66
Fourth Quarter	3.29	2.41
Holders
     As of March 30, 2011, there were 307 holders of record of our common stock.
Dividends
     We did not declare any dividends during fiscal 2011 or fiscal 2010. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our board of directors.
Repurchases
     We did not repurchase any securities during fiscal 2011 or fiscal 2010.
Securities Authorized For Issuance Under Equity Compensation Plans
     The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$28,949	$26,425	$13,521
Cost of Revenue	26,012	25,090	15,089

Gross profit (loss)	2,937	1,335	(1,568)
Selling, general and administrative expenses	5,128	6,576	8,776
Engineering and support expenses	3,151	3,715	2,843

	8,279	10,291	11,619

Operating loss	(5,342)	(8,956)	(13,187)
Other income (loss), net	(106)	(1)	113
Loss from continuing operations before income taxes	(5,448)	(8,957)	(13,074)
Income tax benefit	75	757	3,375

Loss from continuing operations	(5,373)	(8,200)	(9,699)

Net income (loss) from discontinued operations, net of income taxes	(601)	778	5,234

Net loss	$(5,974)	$(7,422)	$(4,465)

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.73)	$(1.12)	$(1.32)
Income (loss) from discontinued operations	(0.08)	0.11	0.71

Net loss per share	$(0.81)	$(1.01)	$(0.61)

	As of January 31,
	2011	2010	2009
		(In thousands)
Working capital	$3,399	$8,485	$15,533
Total assets	12,761	23,903	21,568
Borrowing under line of credit	1,000	1,000	—
Long-term debt	—	—	—
Stockholders’ equity	3,819	9,461	16,621

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included in Item 8 of this report as well as our risk factors included in Item 1A of this report. The following discussion contains forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” included in Item 1 of this report.
Overview
     Comarco, Inc., through its wholly owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “us,” “our,” “Comarco,” or the “Company”), is a leading designer and manufacturer of standalone mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).
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
     Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:
•	On January 25, 2011 the Company received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. At this time, future sales to Targus are uncertain. Approximately 67 percent of our revenue for fiscal 2011 was from sales to Targus.
•	On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus, from June 2009 through March 2010. Currently, approximately 155,000 total units have been returned from the distribution channel and approximately 4,000 units have been returned from consumers. We have established a recall website and hotline to enable consumers to determine if they have a unit subject to the Recall. We have established a process to replace and repair the affected units. Due to the Recall, we accrued a $0.3 million and $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2011 and fiscal 2010, respectively, as an estimate of the cost to replace the affected units and $0.6 million charge to selling, general and administrative costs in the fourth quarter of fiscal 2010 expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and, in the event that agreement is not reached on certain matters, it could result in a material increase in the costs of the Recall to Comarco. As a result, the actual amounts incurred by Comarco as a result of the Recall may differ materially from the amount of reserves Comarco established as a result of the Recall. However, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall.

•	In an abundance of caution, during the latter part of the first quarter of fiscal 2011, Comarco ceased production of its Manhattan product to allow it time to verify that the product did not contain defects similar to the one which caused the Recall. Comarco successfully completed its verification process and resumed manufacturing and volume shipping Manhattan units late in the first quarter.
•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We began shipping this product in the latter part of May 2010 and revenue from sales to Dell totaled $0.9 million during fiscal 2011.
•	Revenue for fiscal 2011 increased to $28.9 million compared to $26.4 million for fiscal 2010. The increase is primarily attributable to increased shipments to Targus through the first half of fiscal 2011. Approximately 67 percent of our revenue for fiscal 2011 was from sales to Targus, down from 71 percent during fiscal 2010.
Following the Recall, we began volume shipping our Manhattan ChargeSource® products to Targus, under the Targus Agreement. Sales of our Manhattan product to Targus accounted for revenue of $5.3 million, $10.0 million and $3.1 million for our first, second and third fiscal quarters of fiscal 2011, respectively. We shipped minimal quantities of our Manhattan product during the fourth quarter of fiscal 2011. Additionally, since the notification we received from Targus of the non-renewal of the Targus Agreement, we have received no further purchase orders and future sales to Targus are uncertain.
•	Late in the third quarter of fiscal 2011, we took action to significantly reduce expenses. These actions included a significant reduction in both personnel expenses and other expenses across all departments.
•	Our ChargeSource® products are based on proprietary patented construction technology that enables the production of slim and light power sources for many rechargeable mobile devices from standard wall outlets, as well as power outlets in airplanes, cars, and other modes of transportation.
•	Reducing our product costs is important to our continuing efforts to improve our margins and we are continually in negotiations with our contract manufacturers in this regard.
•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
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
Revenue Recognition
     We recognize product revenue upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is probable. Generally, our products are shipped FOB named point of shipment, whether it is Lake Forest, which is the location of our corporate headquarters, or China, the shipping point of our contract manufacturers.
Stock-based Compensation
     We recognize compensation costs for all stock-based awards made to employees, consultants, and directors. The fair value of stock based awards is estimated on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use either a Lattice Binomial or the Black-Scholes option-pricing model to estimate the fair value of our share-based payments. Both the Lattice Binomial and the Black-Scholes option-pricing model are based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. The prevailing difference between the two models is the Lattice Binomial model’s ability to enhance the simple assumptions that underlie the Black-Sholes model. The Lattice Binomial model allows for assumptions such as risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. If the assumptions change under either model, stock-based compensation may differ significantly from what we have recorded in the past.
Accounts Receivable
     We perform ongoing credit evaluations of our customers and adjust credit limits and related terms based upon payment history and the customer’s current credit worthiness. We continually monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.
     Specifically, our management must make estimates of the collectability of our accounts receivable. Management analyzes specific customer accounts and establishes reserves for uncollectible receivables based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2011.
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
     We recorded an accrual of $0.3 million and $4.6 million related to the Recall during the fourth quarter of fiscal 2011 and fiscal 2010, respectively. Significant management judgments and estimates have been made to determine the amount of the Recall accrual. Any significant changes in the actual number of Recall returns compared to the estimated number of returns or in the actual costs of any the items that have been estimated, which includes our cost to repair the units as well as transportation costs, communication, fulfillment, professional and administrative services, could have a significant impact on our operating results.
Results of Operations—Continuing Operations
     The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2011 and fiscal 2010:

	Years Ended January 31,
	2011		2010
		(In thousands)			2011 over 2010
		% of Revenue		% of Revenue	% Change
Revenue	$28,949	100%	$26,425	100%	10%

Operating loss	$(5,342)		$(8,956)

Net loss from continuing operations	$(5,373)		$(8,200)

	Years Ended January 31,		2011 over
	2011	2010	2010
	(In thousands)		% Change
Revenue:
North America.	$19,634	$18,361	7%
Europe	98	330	(70%)
Asia – Pacific	9,217	7,734	19%

	$28,949	$26,425	10%

	Years Ended January 31,		2011 over
	2011	2010	2010
	(In thousands)		% Change
Revenue:
Dell	$861	$—	—
Lenovo	8,536	7,418	15%
Targus	19,338	18,801	3%
Other	214	206	4%

	$28,949	$26,425	10%

Revenue
     The fiscal 2011 increase in revenue of $2.5 million is attributable to increases in revenue relating to shipments to both Lenovo and Targus as well as the introduction of a 90 watt DC adapter sold exclusively to Dell beginning in May 2010. In June 2009, we began shipping a 90-watt AC adapter to Targus under the Targus Agreement. Although revenue from Targus for fiscal 2011 increased in the aggregate, sales to Targus declined significantly in the second half of fiscal 2011. We currently have no existing unfulfilled purchase orders for delivery of our product to Targus. Revenue for fiscal 2011 also includes shipments of the Company’s retail “Slim and Light” power adapter to Lenovo which commenced late in the third quarter of fiscal 2010.
Cost of Revenue and Gross Margin

	Years Ended January 31,
	2011		2010
		(In thousands)			2011 over
		% of		% of	2010
		Total		Total	% Change
Cost of Revenue:
Product costs	$20,973	81%	$18,158	73%	16%
Accrued product recall costs	310	1%	3,954	16%	(92%)
Supply chain overhead	2,984	12%	2,302	9%	30%
Inventory reserve and scrap charges	594	2%	351	1%	69%
Freight, expedite, and other charges	1,151	4%	325	1%	254%

	$26,012	100%	$25,090	100%	4%

			2011 over
	Years Ended January 31,		2010 ppt
	2011	2010	Change
Combined gross margin	10%	5%	5
     The fiscal 2011 increase in the total cost of revenue of $0.9 million compared to fiscal 2010 is attributable to higher product costs, freight, expedite and other costs, supply chain overhead and inventory reserve and scrap charges incurred during fiscal 2011 offset by a decline in Recall accruals. The product costs incurred in fiscal 2011 increased by $2.8 million or 16 percent compared to fiscal 2010 which is generally consistent with our 10 percent increase in revenue. Additionally, in the fourth quarter of fiscal 2011, the Company recorded $0.6 million in product costs for re-worked Bronx product that was shipped to Targus during the fourth quarter of fiscal 2011. The revenue associated with that shipment, in the amount of $0.9 million, remains deferred at fiscal year end. The Company did not generate a positive gross margin on the sale of its ChargeSource® products until the second quarter of fiscal 2010 and gross margins improved with the introduction of the 90-watt AC product sold to Targus. The margins for products distributed into retail channels through our exclusive relationship with Targus are higher when compared to products developed for OEM customers due to certain design requirements of our OEM customers.
     As previously discussed, we announced a voluntary product safety recall of approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus. Included in the cost of revenue recorded in the fourth quarter of fiscal 2011 and fiscal 2010, is an accrual for the estimated product costs associated with the Recall of $0.3 million and $4.0 million, respectively.
     The supply chain overhead expenses increased $0.7 million or 30 percent in fiscal 2011 compared to fiscal 2010. In the fourth quarter of fiscal 2011, in conjunction with the notification received from Targus of the non-renewal of the Targus Agreement and the resulting uncertainty relating to the volume of future sales to Targus, we accelerated the depreciation on all Manhattan related tooling and equipment, which accounts for approximately $0.3 million of the increase. The remaining increase is primarily due to additional personnel needed in the first half of the fiscal year to assist with procurement of component inventory that has become increasingly difficult to source at our desired prices and within our desired lead times. We also added staff in the first half of the fiscal year to assist with the management of our growing number of contract manufacturers. As previously discussed, late in the third quarter of fiscal 2011, we reduced personnel related and other expenses across all departments.
     The fiscal 2011 increase in freight, expedite and other charges of $0.8 million relates to shipments to Dell, our newest OEM customer, as well as approximately $0.7 million in costs incurred to expedite delivery of Manhattan units to Targus in the second quarter of fiscal 2011, primarily as a result of our temporary production cessation which occurred in the first quarter of fiscal 2011 as a result of the Recall. We incurred $150,000 in similar costs in the fourth quarter of fiscal 2010 to air freight the initial Manhattan units to Targus. Additionally, during fiscal 2011 we have incurred freight costs of approximately $0.4 million to fulfill Dell orders. As Dell has worldwide inventory hubs, our shipping costs have increased due to the lower per shipment volume required by these various locations.
     The inventory reserve and scrap charges of $0.6 million recorded in fiscal 2011 relate primarily to reserves established for Manhattan inventory as a result of the correspondence received from Targus. Inventory reserve and scrap charges of $0.4 million were recorded in fiscal 2010 primarily related to engineering design changes incurred during the development of our newly released products as well as reserves for component inventory used in legacy product.
Operating Costs and Expenses

	Years Ended January 31,
	2011		2010		2011 over
		(In thousands)			2010
		% of Revenue		% of Revenue	% Change
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$1,355	5%	$2,150	8%	(37%)
Corporate overhead	3,773	13%	4,426	17%	(15%)
Engineering and support expenses	3,151	11%	3,715	14%	(15%)

	$8,279	29%	$10,291	39%	(20%)

     The fiscal 2011 decrease in selling, general and administrative expenses of $0.8 million compared to fiscal 2010 relates primarily to decreased legal fees related to the iGo litigation, which was dismissed during the second quarter of fiscal 2010. We incurred legal fees in fiscal 2010 of $0.5 million with no similar expenses incurred in the current fiscal year. We also had a decrease of $0.1 million in consulting and outside sales representative expenses. Additionally, in the prior fiscal year we recorded a bad debt expense of $0.1 million with no similar expense incurred in the current fiscal year.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. When expressed as a percentage of revenue, corporate overhead decreased to 13 percent in fiscal 2011 compared to 17 percent in fiscal 2010. The decrease of $0.7 million for the year ended January 31, 2011 relates primarily to decreased legal and professional fees of $0.6 million compared to the same period of fiscal 2010. During the fourth quarter of fiscal 2010 we accrued $0.6 million in legal and professional fees relating to the Recall. We incurred no similar expenses in fiscal 2011.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2011 decrease in engineering and support costs includes approximately $0.2 million and $0.6 million, respectively, in decreased personnel costs and decreased material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels. Offsetting these decreases is an increase in legal fees of $0.2 million incurred in connection with intellectual property matters during fiscal 2011.
Other Income (Loss), Net
     Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. During fiscal 2011, we earned $20,000 in interest income and incurred $126,000 in interest expense and loan origination fees related to our credit facility. During fiscal 2010, we earned $73,000 in interest income but incurred $74,000 in interest expense and loan origination fees related to our credit facility.
Income Tax Benefit
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2011.
     During fiscal 2011, the Company recorded a net loss of $6.0 million and recorded an income tax benefit of $75,000 to its continuing operations. The tax benefit recorded in fiscal 2011 relates to a reduction of $33,000 in our recorded tax liability in conjunction with the normal expiration of the statute of limitations in various states and an adjustment to our income tax receivable of $42,000 upon the filing of our consolidated tax returns for the fiscal year ended January 31, 2010. The net deferred tax asset of $15.1 million, $3.9 million of which relates to net operating losses created in fiscal 2011, continues to be fully reserved at January 31, 2011.
     During fiscal 2010, the Company recorded a net loss of $7.4 million and recorded an income tax benefit of $264,000 on a combined basis. The net deferred tax asset of $12.8 million, $1.8 million of which relates to net operating losses created in fiscal 2010 was fully reserved.
Discontinued Operations, net of income taxes
Income from Discontinued Operations – Call Box
(in thousands except change)
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its call box business for $2.7 million in cash. The transaction closed on July 10, 2008.

     The fiscal 2010 pre-tax loss from the call box discontinued operations incurred in fiscal 2010 of $25,000, and after tax loss of $15,000, relates primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the Call Box business segment. There were no similar expenses incurred in fiscal 2011 and we do not expect to incur any future costs related to the sale of the Call Box business.
Income from Discontinued Operations – Wireless Test Solutions
(in thousands except change)

	Years Ended January 31,
	2011	2010
Revenues	$—	$—

Income from discontinued operations:
Gain on sale, net of income taxes of $0 and $495	$—	$781
Income (loss) from discontinued operations, before taxes	(601)	20
Income tax expense	—	(8)

Total income (loss) from discontinued operations	$(601)	$793

     The sale of the wireless test solutions business was completed on January 6, 2009, which resulted in a pre-tax gain of $5.9 million.
     The aggregate purchase price paid to Comarco in connection with the transaction was $12.8 million in cash, with $1.3 million of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights. The full amount of the proceeds placed in escrow were released in January 2010.
     The fiscal 2011 loss from WTS discontinued operations of $0.6 million relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $0.5 million which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.
Liquidity and Capital Resources
     The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$(3,212)	$(4,480)
Investing activities	(465)	(494)
Financing activities	(69)	957
Cash Flows from Operating Activities
     The cash used in operating activities during fiscal 2011 of $3.2 million relates to our net loss of $6.0 million and is offset by non-cash depreciation of $1.1 million. Accounts receivable collections from customers totaled $7.2 million in fiscal 2011. This source of cash is offset by a combined net decrease in accrued liabilities and accounts payable of $5.4 million related to supplier payments as well as Recall related expenditures and an increase in inventory of $0.5 million.
     The cash used in operating activities during fiscal 2010 of $4.5 million relates to our net loss from continuing operations of $8.2 million, offset by cash provided from discontinued operations of $0.8 million. Additionally, combined accounts receivable increased by $7.7 million due to increased sales in fiscal 2010. These uses of cash are offset by non-cash depreciation, increases in accrued liabilities, and stock based compensation of $0.8 million, $9.0 million, and $0.3 million, respectively.

     In conjunction with the Recall, the Company accrued a $0.3 million and $4.0 million charge to cost of revenue in the fourth quarter of fiscal 2011 and fiscal 2010, respectively as an estimate of the cost to replace the affected units and a $0.6 million charge to selling, general and administrative costs expected to be incurred related to the Recall in the fourth quarter of fiscal 2010.
     Our methodology for estimating the costs associated with the Recall involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and estimated costs to conduct the Recall, particularly communication, replacement, and transportations costs. Our replacement and transportation cost estimates include costs for component parts and labor; we also obtained third party cost quotes for communication, fulfillment and administration services. Also, included in the estimate is Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters. Although the Recall is ongoing, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall. It is possible that, the Company’s estimates for the costs of the Recall may be less than the actual costs that will ultimately be incurred. If the actual costs of the Recall exceed the Company’s estimates for the costs of the Recall, the Company’s operations and financial condition might be materially adversely affected.
Cash Flows from Investing Activities
     During fiscal 2011, we spent $0.5 million in capital equipment purchases, which primarily related to purchases of tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products.
     During fiscal 2010, we spent $0.6 million in capital equipment purchases, which primarily related to tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products. Additionally, the $77,000 certificate of deposit which was security for our letter of credit was eliminated and replaced by a letter of credit secured by our line of credit with Silicon Valley Bank (“SVB”).
Cash Flows from Financing Activities; Credit Facility
     During fiscal 2011, we incurred $69,000 in loan origination fees. During fiscal 2010, we borrowed $1.0 million against our credit facility with SVB and incurred $43,000 in loan origination fees.
     On February 11, 2009, the Company entered into a Loan and Security Agreement with SVB (the “Loan Agreement”). The Loan Agreement was subsequently renewed on February 8, 2010 and again on February 9, 2011. The credit facility matures, and any outstanding principal balance is payable in full, on February 9, 2012. We currently pay interest on the outstanding principal balance under the Loan Agreement at an interest rate of 3.25% above the Wall Street Journal Prime Rate; provided that the interest rate in effect on any day shall not be less than 6.5% per annum.
     Under the Loan Agreement, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. The Company must maintain a quick ratio of 1.25 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. As of January 31, 2011 the Company had borrowed $1.0 million under the Loan Agreement. As of the same date, the Company was in not compliance with the quick ratio covenant in the Loan Agreement and had $1.4 million in remaining unused borrowing availability. The Company’s quick ratio at January 31, 2011 and 2010 was 1.11 to 1.00 and 1.45 to 1.00, respectively.
     Subsequent to the fiscal year-end ended January 31, 2011, the Company repaid the amounts outstanding under the Loan Agreement in full. As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and we are in negotiations with SVB regarding future amendments to the Loan Agreement. We cannot be certain that we will be able to make any additional borrowings under the Loan Agreement on terms acceptable to us, or at all.

Liquidity Requirements for the Next 12 Months
     As of January 31, 2011, our working capital was $3.4 million. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales; establish profitable operations through both increased sales and a reduction of operating expenses; and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, reduce expenses or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.
     As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:
•	Our future business relationship with Targus, if any.
•	Our ability to reduce inventory commitments in response to reduced Targus sales.
•	Our ability to borrow against our credit facility based on our compliance with certain financial covenants or as a result of a changes in our borrowing base due to fluctuations in our eligible receivables.
•	Whether we incur costs and expenses as a result of the Recall in excess of the reserves we established for the Recall, including as a result of reaching an agreement with Targus concerning the respective obligations of the parties regarding returned products.
•	The outcome of litigation with our contract manufacturer of the Bronx product, the subject product under the Recall.
•	The ability of our contract manufacturers of our ChargeSource® products to manufacture our products at the level currently anticipated, and the ability of our ChargeSource® products to meet any required specifications.
•	The timing of the development, delivery or release of our ChargeSource® products.
     The Company’s cash balance at March 31, 2011 was $4.8 million. We are currently focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our potential future profitability. As we execute on our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms, or we may seek to borrow additional amounts under our credit facility. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected. The Company is also considering the possibility of licensing its technology to a third party or liquidating its current inventory as a source of future capital.

Contractual Obligations
     In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2011 (in thousands):

	Payments due by Period
	Less than	1 to 3	3 to 5	More than
Long Term Debt Obligations	1 year	years	years	5 years	Total
Operating lease obligations	$221	$—	$—	$—	$221
Less: sublease income	(107)	—	—	—	(107)
Purchase obligations	8,078	—	—	—	8,078

	$8,192	$—	$—	$—	$8,192

     We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2011 totaled $8.1 million, of which $0.4 million was cancelable as of January 31, 2011.
     In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.5 million which we are uncertain as to if or when such amounts may be settled.
     We have severance compensation and employment agreements with several key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company or other circumstances, up to 18 months of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.
Recent Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. On February 24, 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable.

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
Lake Forest, California:
We have audited the accompanying consolidated balance sheets of Comarco, Inc. (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the information in the schedule listed in the accompanying index included under Item 15. These consolidated financial statements and this schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and this schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the information in the schedule presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has had declining working capital and uncertainties surrounding the Company’s ability to borrow under its credit facility. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Costa Mesa, California
April 29, 2011

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$6,381	$10,127
Accounts receivable due from customers, net of reserves of $53 and $122	3,550	10,655
Accounts receivable due from suppliers, net of reserves of $67 and $14	724	834
Inventory, net of reserves of $1,581 and $1,650	1,521	935
Other current assets	165	280

Total current assets	12,341	22,831
Property and equipment, net	420	1,072

Total assets	$12,761	$23,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,180	$1,134
Accrued liabilities	2,762	12,212
Line of credit	1,000	1,000

Total current liabilities	8,942	14,346
Tax liability	—	33
Deferred rent, net of current portion	—	63

Total liabilities	8,942	14,442

Commitments, Contingencies, and Subsequent Events

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2011 and 2010, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,343,869 and 7,326,569 shares issued and outstanding at January 31, 2011 and 2010, respectively	733	733
Additional paid-in capital	15,299	14,967
Accumulated deficit	(12,213)	(6,239)

Total stockholders’ equity	3,819	9,461

Total liabilities and stockholders’ equity	$12,761	$23,903

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2011	2010
Revenue	$28,949	$26,425
Cost of revenue	26,012	25,090

Gross profit	2,937	1,335

Selling, general, and administrative expenses	5,128	6,576
Engineering and support expenses	3,151	3,715

	8,279	10,291

Operating loss	(5,342)	(8,956)
Other loss, net	(106)	(1)

Loss from continuing operations before income taxes	(5,448)	(8,957)
Income tax benefit	75	757

Net loss from continuing operations	(5,373)	(8,200)
Income (loss) from discontinued operations, net of income taxes	(601)	778

Net loss	$(5,974)	$(7,422)

Basic and diluted income (loss) per share:
Net loss from continuing operations	$(0.73)	$(1.12)
Net income (loss) from discontinued operations	(0.08)	0.11

	$(0.81)	$(1.01)

Weighted average common shares outstanding:
Basic	7,332	7,327

Diluted	7,332	7,327

Common shares outstanding	7,344	7,327

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

			Retained
		Additional	Earnings
	Common	Paid-in	(Accumulated
	Stock	Capital	Deficit)	Total
Balance at February 1, 2009, 7,326,569 shares	$733	$14,705	$1,183	$16,621
Net loss	—	—	(7,422)	(7,422)
Stock based compensation expense	—	262	—	262

Balance at January 31, 2010, 7,326,569 shares	$733	$14,967	$(6,239)	$9,461

Net loss	—	—	(5,974)	(5,974)
Stock based compensation expense	—	332	—	332

Balance at January 31, 2011, 7,343,869 shares	$733	$15,299	$(12,213)	$3,819

COMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,974)	$(7,422)
Loss (income) from discontinued operations	601	(778)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,096	772
Loss on sale/retirement of property and equipment	21	6
Loan origination fees	69	43
Stock based compensation expense	332	262
Provision for doubtful accounts receivable	(17)	150
Provision for obsolete inventory	(68)	162
Changes in operating assets and liabilities:
Accounts receivable due from customers	7,175	(6,844)
Accounts receivable due from suppliers	57	(821)
Inventory	(518)	135
Other assets	115	582
Accounts payable	4,046	(367)
Tax liability	(33)	(53)
Deferred rent, net of current portion	(63)	(119)
Accrued liabilities	(9,450)	9,034

Net cash used in continuing operating activities	(2,611)	(5,258)
Net cash provided by (used in) discontinued operating activities	(601)	778

Net cash used in operating activities	(3,212)	(4,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(465)	(571)
Decrease in restricted cash	—	77

Net cash used in continuing investing activities	(465)	(494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	—	1,000
Loan origination fees	(69)	(43)

Net cash provided by financing activities	(69)	957

Net decrease in cash and cash equivalents	(3,746)	(4,017)
Cash and cash equivalents, beginning of year	10,127	14,144

Cash and cash equivalents, end of year	$6,381	$10,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$56	$31

1. Organization
     Comarco, Inc., through its wholly owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading designer and manufacturer of standalone mobile power adapters used to power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits have been eliminated.
Future Operations, Liquidity and Capital Resources
     The Company has experienced substantial pre-tax losses from operations for fiscal 2011 and fiscal 2010 totaling $5.4 million and $9.0 million, respectively. The consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to absorb fixed administrative and contract manufacturing overhead. The Company took a significant step towards addressing this concern with the execution of its Strategic Product Development and Supply Agreement (the “Targus Agreement”) with Targus Group International, Inc. (“Targus”) dated March 16, 2009, pursuant to which the Company began shipment of ChargeSource® products to Targus during the second quarter of fiscal 2010. However, on January 25, 2011, the Company received written notification from Targus of non-renewal of the Targus Agreement. Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. At this time, future sales to Targus are uncertain. If the Company is unable to sell its products to Targus at or above the volumes achieved in the past, and if the Company is unable to replace these sales with sales to another customer, the Company’s operations and financial condition would be adversely affected. The Company is currently in discussions with another computer original equipment manufacturer (“OEM”), to expand the sales of our OEM-branded accessories. Further, the Company is continually in discussions with our existing OEM customers in an attempt to drive increased sales through either the introduction of new products or possible “in-the-box” placement.
     The Company had working capital totaling approximately $3.4 million at January 31, 2011. Management believes that the Company’s cash and cash equivalent balance of $6.4 million and accounts receivable due from customers of $3.6 million at January 31, 2011 will be sufficient to meet the Company’s expected working capital and capital expenditure requirements as the Company’s business is currently conducted for the next twelve months. However, in order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales; reduce operating expenses; and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs.We may also need to borrow additional amounts under the Loan Agreement. The Company’s ability to borrow under the Loan Agreement has been limited by its failure to comply with certain financial covenants and the reduction in its borrowing base due to a decrease in its eligible receivables. Subsequent to the fiscal year-end ended January 31, 2011, the Company repaid the Loan Agreement in full. As of the date of this filing, the Company has no borrowings outstanding under its credit facility. We cannot be certain that we will be able to make any additional borrowings under the Loan Agreement on terms acceptable to us, or at all.
     In addition, if the Company does not have adequate sales, either in its retail segment and /or increasing sales in its OEM business, the Company’s liquidity would likely be materially adversely impacted. Through January 31, 2011, the Company has spent $4.9 million in net cash outlays for repaired and replaced units, relating to the

Recall. Although the Recall is ongoing, the Company believes that it has accrued for substantially all of its material financial obligations with respect to this matter.
     The Company may require further debt and/or equity capital to fund its working capital needs. The inability to access these funds when needed could have a material adverse effect on the Company’s operations and financial condition. The Company is also considering the possibility of licensing its technology to a third party or liquidating its current inventory as a source of future capital.
     The Company’s immediate need to replace the Targus revenues, as well as the uncertainties surrounding its ability to borrow under the Loan Agreement and to raise additional debt or equity funding, raises substantial doubt about its ability to continue as a going concern. The Company cannot guarantee that it will be able to increase sales, reduce expenses, borrow additional funds under the Loan Agreement, or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. If the Company is unable to increase sales, reduce expenses, borrow additional funds under the Loan Agreement, or raise sufficient additional capital, it may be unable to continue to fund its operations, develop its products or realize value from its assets and discharge its liabilities in the normal course of business. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs including product recall costs, valuation allowances for deferred tax assets, and determination of stock-based compensation.
     During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to a product safety recall (the “Recall”) announced during the first quarter of fiscal 2011. Our methodology for estimating the recall costs involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the recall, particularly communication, replacement, and transportation costs. Our replacement and transportation cost estimates include costs for component parts and labor; we also obtained third party cost quotes for communication, fulfillment and administration services. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, included in the estimate is Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters. During the fourth quarter of fiscal 2011, the Company recorded an additional accrual of $0.3 million related to the Recall. Although the Recall is ongoing, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall. It is possible that, the Company’s estimates for the costs of the Recall may be less than the actual costs that will ultimately be incurred. If the actual costs of the Recall exceed the Company’s estimates for the costs of the Recall, the Company’s operations and financial condition might be materially adversely affected.
Revenue Recognition
     Revenue from product sales is recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is probable. Generally, the Company’s products are shipped FOB named point of shipment, whether it is Lake Forest, which is the location of the Company’s corporate headquarters, or China, the shipping point for the Company’s contract manufacturers.
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
Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized; maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization is calculated on a straight-line basis over the expected useful lives of the property and equipment. The expected useful lives of office furnishings and fixtures are five to seven years, and of equipment and purchased software are two to five years. The expected useful life of tooling equipment, molds used for pre-production and mass production of our power adapters, is 18 months. The expected useful life of leasehold improvements, which is included in office furnishings and fixtures, is the lesser of the term of the lease or five years.
     The Company evaluates property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. During the fourth quarter of fiscal 2011, in conjunction with receiving the non-renewal notice from Targus of the Targus Agreement, we accelerated $279,000 of depreciation expense related to tooling and other equipment used in the manufacture of the Manhattan product.
     Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
Research and Development Costs
     Research and development costs are charged to expense as incurred and are included in engineering and support costs. During fiscal 2011 and fiscal 2010, the Company incurred approximately $3.2 million and $3.7 million in research and development expense, respectively.
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
     Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities, and any required valuation allowance. The Company continues to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2011.
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
     During fiscal 2011, the Company recorded a net loss of $6.0 million and recorded an income tax benefit of $75,000 to its continuing operations. The tax benefit recorded in fiscal 2011 relates to a reduction of $33,000 in our recorded tax liability in conjunction with the normal expiration of the statute of limitations in various states and an adjustment to our income tax receivable of $42,000 upon the filing of our consolidated tax returns for the fiscal year ended January 31, 2010. The net deferred tax asset of $15.1 million, $3.9 million of which relates to net operating losses created in fiscal 2011, at January 31, 2011 continues to be fully reserved.
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
     During, the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall. During the fourth quarter of fiscal 2011, the Company recorded an additional accrual of $0.3 million related to the Recall. Although the Recall is ongoing, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall. Should the actual costs incurred related to the Recall be more or less than the amounts accrued, adjustments to the liability would be required.
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
Stock-Based Compensation
     The Company grants stock options with an exercise price equal to the fair value of the shares at the date of grant and restricted stock units for a fixed number of shares to employees, consultants and outside directors.
     The Company accounts for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.
     During fiscal 2011, 80,000 restricted stock units were granted and 10,000 stock options were granted. The fair value of the restricted stock units granted during fiscal 2011 was estimated using the stock price on the date of the grant of $2.35 and a forfeiture rate of 8.2 percent. During fiscal 2010, the Company granted 69,204 restricted stock units and no stock options were granted. The fair value of the restricted stock units granted during fiscal 2010 was estimated using the stock price on the date of the grant of $2.89 and a forfeiture rate of 8.2 percent. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation model require the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. The Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.
     The stock-based compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):

	Years Ended
	January 31,
	2011	2010
Stock-based compensation expense	$332,000	$262,000
Impact on basic and diluted earnings per share	$(0.05)	$(0.04)
     The total compensation cost related to nonvested awards not yet recognized is approximately $0.4 million, which will be expensed over a weighted average remaining life of 24.6 months.
     The fair value of the 10,000 options granted under the Company’s stock option plans during fiscal 2011 was estimated on the date of grant using the following weighted average assumptions:

Year Ended
January 31, 2011
Weighted average risk-free interest rate	1.0%
Expected life (in years)	3.1
Expected stock volatility	62%
Dividend yield	None
Expected forfeitures	10.6%
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
     During fiscal 2010, the Company incurred a pre-tax loss of $25,000, and an after tax loss of $15,000, related primarily to adjustments to the assets acquired and liabilities assumed by Case Systems, Inc., the buyer of the call box business. These amounts were expensed and paid by the end of the second quarter of fiscal 2010. There were no similar expenses incurred in fiscal 2011 and we do not expect to incur any future costs related to the sale of the Call Box business.
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

     The fiscal 2011 loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000 which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.
     Operating results of the WTS discontinued operations are as follows (in thousands):

	Years Ended January 31,
	2011	2010
Revenues	$—	$—

Income from discontinued operations:
Gain (loss) on sale, net of taxes of $0 and $495.	$(601)	$781
Income from discontinued operations, before taxes	—	20
Income tax expense	—	(8)

Total income (loss) from discontinued operations	$(601)	$793

4. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations. The customers providing 10 percent or more of the company’s revenue for either of the years ended January 31, 2011 and 2010 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2011		2010
Total revenue	$28,949	100%	$26,425	100%

Customer concentration:
Targus Group International, Inc.	$19,338	67%	$18,801	71%
Lenovo Information Products Co., Ltd.	8,536	29%	7,418	28%

	$27,874	96%	$26,219	99%

     In March 2009, the Company entered into the Targus Agreement. The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. As previously described, on January 25, 2011, Targus provided the Company with written notification of non-renewal of the Targus Agreement.
     The Company’s revenues by geographic location for the years ended January 31, 2011 and 2010 are listed below (in thousands).

	Years Ended January 31,
	2011	2010
Revenue:
North America	19,634	18,361
Europe	98	330
Asia — Pacific	9,217	7,734

	$28,949	$26,425

     The customers comprising 10 percent or more of the Company’s gross accounts receivable at either January 31, 2011 or 2010 are listed below (in thousands, except percentages).

	January 31,
	2011		2010
Total gross accounts receivable due from customers	$3,603	100%	$10,777	100%

Customer concentration:
Dell Inc. and affiliates	$434	12%	$—	—
Lenovo Information Products Co., Ltd.	2,683	74%	2,730	25%
Targus Group International, Inc.	471	13%	7,917	73%

	$3,588	99%	$10,647	98%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the year ended January 31, 2011, two of our contract manufacturers provided an aggregate of 81 percent of total product costs. For the year ended January 31, 2010, three of our contract manufacturers provided an aggregate of 93 percent of total product costs.
     At January 31, 2011 and 2010, approximately $660,000 and $534,000, or 13 and 47 percent, respectively, of the Company’s accounts payable was payable to Flextronics Electronics, one of our contract manufacturers. Additionally, at January 31, 2011 approximately $2.6 million or 51 percent and $1.1 million or 21 percent of the Company’s total accounts payable was due to Edac Power Electronics Co. Ltd. and Chicony Power Technology, Co. Ltd., (“Chicony”) respectively, two additional contract manufacturers. At January 31, 2011, approximately $729,000 or 45 percent of total uninvoiced materials and services of $1.6 million, included in accrued liabilities were payable to Flextronics Electronics and Zhengge Electrical Co. Ltd. At January 31, 2010, approximately $5.0 million or 92 percent of total uninvoiced materials and services of $5.4 million, included in accrued liabilities were payable to Chicony Power Technology, Co. Ltd., Flextronics Electronics, and Edac Power Electronics Co. Ltd.
5. Accounts Receivable Due From Customers
     Accounts receivable due from customers consist of the following (in thousands):

	January 31,
	2011	2010
Trade accounts receivable	$3,603	$10,777
Less: Allowances for doubtful accounts	(53)	(122)

	$3,550	$10,655

6. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2011	2010
Raw materials.	$875	$574
Finished goods	646	361

	$1,521	$935

     As of January 31, 2011, approximately $501,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China. During the fourth quarter of fiscal 2011, the Company recorded additional inventory reserves of $0.4 million related to inventory of our Manhattan product.

7. Property and Equipment
     Property and equipment consist of the following (in thousands):

	January 31,
	2011	2010
Office furnishings and fixtures	$1,308	$1,301
Equipment	4,361	4,762
Purchased software	85	80

	5,754	6,143
Less: Accumulated depreciation and amortization	(5,334)	(5,071)

	$420	$1,072

     As of January 31, 2011, equipment with a net book value of approximately $211,000, primarily tooling and fixtures, was located at various contract manufacturer locations in China.
     During fiscal 2011, nearly fully depreciated equipment with a cost basis of $881,000 was retired through a process of physical inspection and management inquiry. Additionally, during the fourth quarter of fiscal 2011, Manhattan related tooling with a cost basis of $558,000 was fully depreciated in conjunction with receiving the notification from Targus regarding non-renewal of the Targus Agreement and the resulting uncertainty of future sales of this product, resulting in a charge of $0.3 million to cost of revenue in the fourth quarter of fiscal 2011 .
     During fiscal 2010, nearly fully depreciated equipment, purchased software, and furnishings with a cost basis of $647,000, $59,000 and $8,000, respectively were retired through a process of physical inspection and management inquiry.
     Depreciation and amortization expense for fiscal 2011 and fiscal 2010 totaled $1.1 million and $0.8 million, respectively.
8. Accrued Liabilities
     Accrued liabilities consist of the following (in thousands):

	January 31,
	2011	2010
Accrued payroll and related expenses	$226	$408
Uninvoiced materials and services received	1,708	5,384
Accrued legal and professional fees	184	224
Current portion of deferred rent	62	117
Accrued warranty	310	4,759
Amounts payable to contract manufacturer	50	874
Other	222	446

	$2,762	$12,212

9. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. These amounts are recorded in accrued liabilities in the consolidated balance sheets. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. During fiscal 2011 and fiscal 2010, the Company recorded an accrual of $0.3 million and $4.6 million, respectively related to the Recall announced during the first quarter of fiscal 2011. A summary of the warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2011	2010
Beginning balance	$4,759	$86
Accrual for product safety recall costs	310	4,615
Utilization of recall costs	(4,830)	—
Accruals for warranties issued during the period	370	272
Utilization	(299)	(214)

	$310	$4,759

10. Loan Agreement
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility was renewed on February 8, 2010 and again on February 9, 2011 (see Note 16) and matures, on February 9, 2012, at which time, any outstanding principal balance is payable in full.
     Under the Loan Agreement, as in effect during fiscal 2011, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. Through the second quarter of fiscal 2011, the Company had to maintain a quick ratio of 1.5 to 1.0 as its primary financial covenant and also had to comply with certain monthly reporting covenants. During the third quarter of fiscal 2011, the Company entered into a second amendment to the Loan Agreement with SVB whereby the quick ratio covenant was amended to 1.25 to 1.00 as of July 31, 2010. The Amendment also waived the Company’s failure to comply with the existing quick ratio financial covenant set forth in the Loan Agreement for the compliance periods ended April 30, 2010, May 31, 2010 and June 30, 2010.
     During the second quarter of fiscal 2010, the Company borrowed $1,000,000 under the Loan Agreement, which remained outstanding at January 31, 2011. Additionally, under this Loan Agreement, we have one letter of credit outstanding in the amount of $77,000. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in Borrower’s assets, including intellectual property. Amounts borrowed under the Loan Agreement in fiscal 2011 bear interest at a floating per annum rate equal to 2.5% above SVB’s prime rate; provided that the interest rate in effect on any day shall not be less than 5.5% per annum. As of January 31, 2011, the Company was in not compliance with the covenants in the Loan Agreement and had $1.4 million in remaining unused borrowing availability. The Company’s quick ratio at January 31, 2011 was 1.11 to 1.00.
     Subsequent to the fiscal year-end ended January 31, 2011, the Company repaid the amounts outstanding under the Loan Agreement in full. As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and we are in negotiations with SVB regarding future amendments to the Loan Agreement. We cannot be certain that we will be able to make any additional borrowings under the Loan Agreement on terms acceptable to us, or at all.
11. Income Taxes
     Income tax benefit on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2011	2010
Federal:
Current	$(40)	$(205)
Deferred	—	—
State:
Current	(35)	(59)
Deferred	—	—
Foreign:
Current	—	—

	$(75)	$(264)

     The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2011		2010
		Percent		Percent
	Amount	Pretax Income	Amount	Pretax Income
Loss from continuing operations before income taxes and discontinued operations	$(5,448)	100%	$(8,957)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$(1,852)	(34.0%)	$(3,045)	(34.0%)
State tax, net of federal benefit	(198)	(3.6)	(394)	(4.4)
Research and MIC credits	(201)	(3.7)	(129)	(1.4)
Change in valuation allowance	2,358	43.3	3,939	44.0
Permanent differences	9	0.2	18	0.2
Benefit of five year carryback claim	(10)	(0.2)	(205)	(2.3)
Adjustment to unrecognized tax benefits	(33)	(0.6)	(53)	(0.6)
Return to provision adjustments	75	1.4	(906)	(10.1)
Other, net	(223)	(4.1)	18	0.2

Income tax benefit	$(75)	(1.4)%	$(757)	(8.5)%

     The total income tax expense (benefit) recorded for the years ended January 31, 2011 and 2010 was as follows (in thousands):

	January 31,
	2011	2010
Tax benefit from continuing operations	$(75)	$(757)
Tax expense from discontinued operations	—	493

	$(75)	$(264)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2011 and 2010 are as follows (in thousands):

	January 31,
	2011	2010
Deferred tax assets:
Accounts receivable	$49	55
Inventory	671	677
Property and equipment, principally due to differing depreciation methods	457	391
Employee benefits, principally due to accrual for financial reporting purposes	71	145
Accrued liabilities for financial reporting purposes	173	113
Net research and manufacturer investment credit carryforwards	2,193	2,006
Net operating losses	10,436	6,489
AMT credit carryforwards	126	295
Deferred rent	41	48
Stock Based compensation	744	635
Warranty accrual	149	1,831
Other	11	78

Total gross deferred tax assets	15,121	12,763
Less: valuation allowance	(15,121)	(12,763)

Net deferred tax assets	$—	$—

     The Company has federal and state research and experimentation credit carryforwards of $1.3 million and $1.6 million, which expire through 2030 and indefinitely, respectively. The Company has a net operating loss carryforward of $27.5 million for federal and $26.6 million for state, which expire through 2030 and 2020, respectively.
     In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $15.1 million valuation allowance for deferred tax assets as of January 31, 2011, an increase of $2.4 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to the Company’s future ability to realize, and hence utilize, the deferred tax assets.
     A reconciliation of the beginning balance of the Company’s unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax
Benefits
Balance at February 1, 2010	$539
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	(33)

Balance at January 31, 2011	$506

     The unrecognized tax benefits recorded above, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. The Company recognizes interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations.
     The Company and its subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2005 in those jurisdictions where returns have been filed.

12. Stock Compensation
     Comarco, Inc. has stock-based compensation plans under which directors, consultants and employees receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, consultants and directors may be granted awards to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value.
     The director stock-based compensation plan (the “Director Plan”) expired in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans provide for 637,500 and 825,000 shares issuable, respectively. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 shares to 1,100,000 shares.
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
     Transactions and other information relating to these plans for the years ended January 31, 2011 and 2010 are summarized below:

	Outstanding Awards
			Aggregate Intrinsic
	Number of	Weighted-Average	Value (In
	Shares	Exercise Price	thousands)
Balance, February 1, 2009	1,184,000	$4.34	$—

Awards granted	69,204	2.89
Awards canceled or expired	(95,500)	9.23
Awards exercised	—	—

Balance, January 31, 2010	1,157,704	$3.85	$1,197

Awards granted	90,000	2.32
Awards canceled or expired	(108,976)	13.50
Awards exercised	(17,300)	2.39

Balance, January 31, 2011	1,121,428	$2.80	$—

     The weighted-average fair value of awards granted during fiscal 2011 and fiscal 2010 was $2.32 and $2.89 per share, respectively.
     The following table summarizes information about stock awards outstanding at January 31, 2011:

	Awards Outstanding
		Weighted-Average		Awards Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$1.09 to 4.90	907,428	6.8	$1.37	270,282	$1.53
6.19 to 9.89	144,000	3.7	7.63	140,250	7.67
10.43 to 11.60	60,000	4.2	10.72	60,000	10.72
15.07	10,000	0.4	15.07	10,000	15.07

1.09 to 15.07	1,121,428	6.2 years	2.80	480,532	4.75

     There were 480,532 stock options exercisable at January 31, 2011 at a weighted-average exercise price of $4.75. Shares available under the plans for future grants at January 31, 2011 were 96,772.
13. Earnings (Loss) Per Share
     The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflect the effects of potentially dilutive securities. Since the Company incurred a net loss for the fiscal years ended January 31, 2011 and 2010, basic and diluted loss per share were the same because the inclusion of 223,225 and 222,436 potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2011	2010
Basic & Diluted:
Loss from continuing operations	$(5,373)	$(8,200)
Weighted average shares outstanding	7,332	7,327

Basic and diluted loss per share from continuing operations	$(0.73)	$(1.12)

Income (loss) from discontinued operations	$(601)	$778
Weighted average shares outstanding	7,332	7,327

Basic and diluted earnings (loss) per share from discontinued operations	$(0.08)	$0.11

Net loss	$(5,974)	$(7,422)
Weighted average shares outstanding	7,332	7,327

Basic and diluted loss per share	$(0.81)	$(1.01)

14. Employee Benefit Plans
     The Company has a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2010, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, the Company may contribute a portion of its net profits as determined by the Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2011 and 2010 were approximately $0.1 million each fiscal year. During fiscal 2011 and fiscal 2010 the Company made matching contributions of $110,000 and $0 respectively, through forfeited matching funds previously contributed to the Plan.
     The Company has obligations to match employee contributions made to the Company’s Plan. Generally, the Company’s obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If the Company is unable to meet the requisite matching, the Company’s Plan may need to be amended.
15. Commitments and Contingencies
     Rental commitments under non-cancelable operating leases, principally on the Company’s office space, were $0.2 million at January 31, 2011, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2012	221

Total minimum lease payments	$221

     Certain of the rental commitments are subject to increases based on the change in the Consumer Price Index. Rental expense for the years ended January 31, 2011 and 2010 was approximately $0.4 in each fiscal year.

     In conjunction with the sale of WTS, the Company entered into a sublease with Ascom Inc., for the portion of the corporate offices they occupy. This sublease is co-terminous with the Company’s lease, and will offset the operating lease amounts above by approximately $107,000 for fiscal 2012.
Purchase Commitments with Suppliers
     The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accept delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. If the Company is unable to adequately manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position. The Company’s fixed purchase commitments at January 31, 2011 totaled $8.1 million, of which approximately $0.4 million was cancelable as of January 31, 2011.
Executive Severance Commitments
     The Company has severance compensation and employment agreements with several key executives. These agreements require the Company to pay these executives, in the event of a termination of employment following a change of control of the Company or other circumstances, up to the amount of one and a half times their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of invested options. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.
Letter of Credit
     During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from SVB to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit from SVB is treated as a reduction in available borrowings available to the Company under the Loan Agreement.
Legal Contingencies
     On April 26, 2011, Chicony, which is the contract manufacturer of the Bronx product that is the subject of the Recall, filed a complaint against the Company for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. The Company denies liability and intends to vigorously defend the lawsuit. The Company also intends to file a cross-complaint seeking the recovery of damages caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which the Company believes resulted in the Recall of the product. The outcome of this matter is not determinable as of the date of the filing of this report.
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
     In addition to the matters described above, the Company is from time to time involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not, in the aggregate, have a material adverse effect on its consolidated results of operations and financial position.
16. Subsequent Events
Third Amendment to Loan Agreement
     On February 9, 2011, the Company entered into the Third Amendment to the Loan and Security Agreement (the “Loan Agreement”) with SVB. The credit facility matures, and any outstanding principal balance is payable in full, on February 9, 2012.
     Under the Loan Agreement, as amended, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the line of credit. The Company must maintain a quick ratio of 1.25 to 1.0 as its primary financial covenant and must also comply with certain monthly reporting covenants. Amounts borrowed under the Loan Agreement bear interest at a rate of 3.25% above the Wall Street Journal Prime Rate; provided that the interest rate in effect on any day shall not be less than 6.5% per annum.
     Subsequent to the fiscal year ended January 31, 2011, Comarco repaid the amounts outstanding under the Loan Agreement in full. As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and we are in negotiations with SVB regarding future amendments to the Loan Agreement.
Termination of President and Chief Executive Officer
     Effective April 5, 2011, the Board of Directors terminated the employment of Samuel M. Inman, III, as the Company’s President and CEO. Pursuant to his employment agreement, that termination also constitutes the resignation of his position as a director of the Company.
Resignation of Vice President and Chief Financial Officer
     On April 14, 2011, Winston E. Hickman submitted to the Company his resignation as the Company’s Vice President and Chief Financial Officer. That resignation was effective as of April 15, 2011, but Mr. Hickman will remain in the Company’s employ until May 6, 2011.
Appointment of Interim Chief Executive Officer
     On April 5, 2011, the Board of Directors appointed Fredrik Torstensson to serve as interim President and Chief Executive Officer until it can appoint a permanent replacement.
Appointment of Chief Accounting Officer
     On April 19, 2011, the Board of Directors appointed Alisha K. Charlton to serve as the Company’s Chief Accounting Officer. Ms. Charlton is currently serving the Company as the principal financial officer and principal accounting officer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Resignation of Independent Registered Public Accounting Firm
     As previously reported by us in a current report on Form 8-K that was filed with the SEC on April 11, 2011 (the “Current Report”), On April 5, 2011, BDO USA, LLP (“BDO”) provided written correspondence to the Company that they decline to stand for re-appointment after completion of the current audit.
     BDO’s reports on Comarco’s consolidated financial statements as of and for the year ended January 31, 2010 and 2009, did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Comarco’s fiscal years ended January 31, 2010 and 2009, there were no disagreements between Comarco and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the matter of the disagreement in connection with its reports.
     During the fiscal years ended January 31, 2010 and 2009 and through the date of BDO’s correspondence, none of the reportable events described under Item 304 (a)(1)(v) of Regulation S-K occurred.
     Comarco provided BDO with a copy of this disclosure. A copy of BDO’s letter to the Securities & Exchange Commission dated April 6, 2011, stating their agreement with the statements in this disclosure is attached as Exhibit 16.1 to the Current Report.
Engagement of New Independent Registered Public Accounting Firm
     As previously reported by us in a current report on Form 8-K that was filed with the SEC on April 22, 2011, on April 20, 2011, we engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2012, to conduct reviews of the Company’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2012 and to conduct the audit of our annual consolidated financial statements for fiscal 2012. Squar Milner’s engagement was unanimously approved by our Audit Committee.
     During our fiscal years ended January 31, 2010 and 2011, respectively and the subsequent period ended April 20, 2011 (the date Squar Milner was engaged by us), neither Comarco nor anyone acting on its behalf consulted Squar Milner regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on Comarco’s financial statements, or (ii) any “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S—K) or “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports that we file or submit with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have identified a control deficiency that we have determined represents a material weakness in our internal control over financial reporting as of January 31, 2011. Due to the identification of this material weakness in internal control over financial reporting, our principal executive officer and principal financial officer concluded that, as of January 31, 2011, our disclosure controls and procedures were not effective.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management, and other personnel. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly and in accordance with GAAP, that disclosures are adequate, and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2011. The material weakness is as follows:
     The Company failed to apply appropriate accounting literature related to a non-routine transaction which resulted in a material adjustment to the consolidated financial statements.

Management’s Remediation Initiatives
     As of the time of filing this report, our management has completed the implementation of its remediation efforts related to the period-end financial close process, which include the following:
     During the fourth quarter ended January 31, 2011, we recorded an adjustment to correct the material weakness identified above. In addition, in the future, we will consult with outside professionals to assist us in evaluating the proper accounting treatment for complex and/or non-routine transactions.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to either error or fraud will not occur at all or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.
     Because we are a smaller reporting company, the rules and regulations of the SEC do not require that we include a report of our independent registered public accounting firm regarding our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
     During the fourth quarter of the fiscal year ended January 31, 2011, except for the material weakness in our internal control over financial reporting discussed aboe, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers
     Set forth below is information, as of April 29, 2011, regarding our current executive officers:

Name and Age	Current Title
Fredrik Torstennson, 41	Interim President & CEO (principal executive officer); Vice President of Sales & Marketing

Thomas W. Lanni, 58	Vice President & Chief Technology Officer

Donald L. McKeefery, 49	Vice President — Manufacturing & Operations

Alisha K. Charlton, 41	Chief Accounting Officer (principal financial officer and principal accounting officer)
     Fredrik Torstensson. Mr. Torstensson was appointed Interim President and Chief Executive Officer in April 2011 and will serve in this capacity until the Board of Directors is able to complete its search for a permanent Chief Executive Officer. He originally joined the Company in 2003 as Vice President of Sales and Marketing. He will continue to serve in this capacity during his appointment as Interim President and Chief Executive Officer. Mr. Torstensson has more than 15 years of experience in international sales and marketing, product management and executive management. From August 2002 to July 2003, he was Vice President of International Sales and Marketing at Kyocera Wireless. From 1999 to August 2003, he was General Manager for North America and Executive Vice President of Sales and Marketing for OZ Communication, a mobile applications development company. From 1996 to 1999, he was the Director of Business Development with Ericsson, a provider of telecommunication and data communication systems.
     Thomas W. Lanni. Mr. Lanni joined the Company in 1994 as General Manager for the ChargeSource Division and was appointed Vice President and Chief Technology Officer in February 2004. Mr. Lanni has more than 27 years of experience with the technology of power systems. From 1992 to 1994, he was President of Power Conversion Technologies, Inc. (“PCTI”), a company that provides advanced power electronics solutions to military and commercial industrial customers. From 1987 to 1992, he was Vice President of Engineering at Bruno New York Industries, Inc., a military weaponry specialist firm. From 1982 to 1987, he was Engineering Group Leader at Aerospace Avionics, Inc., a company whose various manufacturing activities are carried out through its Aerospace, Specialty Engineering, Medical and Detection divisions.
     Donald L. McKeefery. Mr. McKeefery joined the Company in February 2005 as Director of Operations for the Wireless Test Solutions and Call Box Divisions (both of which were sold during fiscal 2009), and was promoted to Vice President — Manufacturing & Operations in May 2008. From August 1997 to February 2005, Mr. McKeefery held various management positions with Western Digital Corporation, a company that designs, manufactures and sells hard drives for the computer and consumer industries. From January 1996 to August 1997, he was the North American Service Manager for EDAP Technomed, Inc. (now EDAP TMS S.A.), a company that designs, manufactures and sells minimally invasive medical devices for the treatment of urological diseases to hospitals, clinics and private practices. From 1989 to 1996, he held various positions in the manufacturing division of Beckman Instruments, Inc. (now Beckman Coulter, Inc.), a leading provider of clinical and biomedical devices.
     Alisha K. Charlton. Ms. Charlton joined the Company in October 2000 as Assistant Controller, became Corporate Controller in May 2003, and was promoted to Vice President, Corporate Controller and Secretary in

March 2008. She was appointed to the position of Chief Accounting Officer in April 2011, and, in that capacity, is currently serving as both the Company’s principal accounting officer and principal financial officer. Before joining the Company, Ms. Charlton held various accounting and finance positions with CKE Restaurants, Inc. from 1995 to 2000, including Director, Controller of Santa Barbara Restaurant Group, Inc., a CKE affiliate. Prior to joining CKE, Ms. Charlton was a certified public accountant and supervisor with KPMG Peat Marwick (now KPMG LLP).
     With the exception of the information regarding our executive officers set forth above, the information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2011, and delivered to stockholders in connection with our annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2011, and delivered to stockholders in connection with our annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth certain information with respect to our equity compensation plans as of January 31, 2011.

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,121,428	$2.80	96,772
Equity compensation plans not approved by security holders	0	0	0

	1,121,428	$2.80	96,772

     With the exception of the information regarding securities authorized for issuance under our equity compensation plans set forth above, the information required by this Item 12 is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2011, and delivered to stockholders in connection with our annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2011, and delivered to stockholders in connection with our annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     See discussion under Item 9 regarding our independent registered public accounting firm.The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2011, and delivered to stockholders in connection with our annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8 of this report)

	2.	Financial Statement Schedule:
     The following additional information for the years ended January 31, 2011 and 2010 is submitted herewith:
     II Valuation and Qualifying Accounts
     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.
3.	Exhibits

Plan of Disposition
2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Case Systems, Inc., and Sebastian Gutierrez, dated as of July 10, 2008. The Asset Purchase Agreement is incorporated herein by reference to Exhibit 2.01 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008.

2.2	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, and Ascom Inc., dated as of September 26, 2008. The Asset Purchase Agreement is incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

Articles of Incorporation; Bylaws

3.1	Restated Articles of Incorporation. The Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through April 5, 2011, are incorporated herein by reference to Exhibit 3.02 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form 8-A (Filing No. 000-05449) filed with the Securities and Exchange Commission on February 6, 2003.

Material Contracts

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s annual report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 33-156518) filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.7	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.8	Escrow Agreement, dated January 6, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc., and U.S. Bank National Association is incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2009.

10.9	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.10	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.11	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010.

10.12	Third Amendment to the Loan and Security Agreement, dated as of February 9, 2011, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.

10.13	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. **

10.14	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III is incorporated by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2010. *

10.15	Executive Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman is incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2010. *

10.16	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein is incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 2009.

10.17	Non-Employee Director Compensation Policy is incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2009. *

10.18	Executive Incentive Bonus Plan is incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010. *
Other Exhibits
21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15 of Form 10-K.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement.

Omitted portions have been filed separately with the SEC.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

COMARCO, INC.
/s/ FREDRIK TORSTENSSON
Fredrik Torstensson
Interim President and Chief Executive Officer

POWER OF ATTORNEY
     We, the undersigned directors and officers of Comarco, Inc., do hereby constitute and appoint Fredrik Torstensson, as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which such attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FREDRIK TORSTENSSON Fredrik Torstensson	Interim President and Chief Executive Officer (Principal Executive Officer)	April 29, 2011

/s/ ALISHA K.CHARLTON Alisha K. Charlton	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2011

/s/ MICHAEL R. LEVIN Michael R. Levin	Chairman of the Board, Director	April 29, 2011

/s/ RICHARD T. LEBUHN Richard T. LeBuhn	Director	April 29, 2011

/s/ WAYNE CADWALLADER Wayne Cadwallader	Director	April 29, 2011

/s/ JEFFREY R. HULTMAN Jeffrey R. Hultman	Director	April 29, 2011

/s/ PAUL BOROWIEC Paul Borowiec	Director	April 29, 2011

COMARCO, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 31, 2011 and 2010
(In thousands)

	Balance at	Charged to Cost and		Other Changes Add	Balance at
	Beginning of Year	Expense (Recovery)	Deductions	(Deduct)	End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):

Year ended January 31, 2011	$136	$17	$(34)	$—	$119

Year ended January 31, 2010	$14	$122	$—	$—	$136

Allowance for deferred tax assets:

Year ended January 31, 2011	$12,763	$—	$—	$2,358	$15,121

Year ended January 31, 2010	$8,824	$—	$—	$3,939	$12,763

INDEX TO EXHIBITS
Exhibit Description
2.1	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Case Systems, Inc., and Sebastian Gutierrez, dated as of July 10, 2008. The Asset Purchase Agreement is incorporated herein by reference to Exhibit 2.01 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 16, 2008.

2.2	Asset Purchase Agreement by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, and Ascom Inc., dated as of September 26, 2008. The Asset Purchase Agreement is incorporated herein by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2008.

3.1	Restated Articles of Incorporation. The Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through April 5, 2011, are incorporated herein by reference to Exhibit 3.02 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2011.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form 8-A (Filing No. 000-05449) filed with the Securities and Exchange Commission on February 6, 2003.

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference to the Company’s annual report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 33-156518) filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Fredrik L. Torstensson is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Mark Chapman is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.7	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.8	Escrow Agreement, dated January 6, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Ascom Holding AG, Ascom Inc., and U.S. Bank National Association is incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2009.

10.9	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.10	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.11	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010.

10.12	Third Amendment to the Loan and Security Agreement, dated as of February 9, 2011, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.

10.13	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. *

10.14	Executed Employment Agreement dated May 1, 2010 between the Company and Samuel M. Inman, III is incorporated by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2010. *

10.15	Executive Employment Agreement dated May 1, 2010 between the Company and Winston E. Hickman is incorporated by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2010. *

10.16	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein is incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 2009.

10.17	Non-Employee Director Compensation Policy is incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 11, 2009. *

10.18	Executive Incentive Bonus Plan is incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010. *

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO USA, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

†	Filed herewith.

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement.

Omitted portions have been filed separately with the SEC.