Form 10-Q
period 2011-04-30
COMARCO INC
filed 2011-06-14
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
APRIL 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 7,343,869 shares of common stock outstanding as of June 3, 2011.

COMARCO, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share amounts)

	April 30,	January 31,
	2011	2011 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$3,703	$6,381
Accounts receivable due from customers, net of reserves of $56 at April 30, 2011 and $53 at January 31, 2011, respectively	2,286	3,550
Accounts receivable due from suppliers, net of reserves of $53 at April 30, 2011 and $67 at January 31, 2011, respectively	759	724
Inventory, net of reserves of $1,499 at April 30, 2011 and $1,581 at January 31, 2011, respectively	1,684	1,521
Other current assets	240	165

Total current assets	8,672	12,341
Property and equipment, net	322	420

Total assets	$8,994	$12,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,216	$5,180
Accrued liabilities	2,151	2,762
Line of credit	—	1,000

Total current liabilities	6,367	8,942

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2011 and January 31, 2011	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,343,869 shares issued and outstanding at April 30, 2011 and January 31, 2011	733	733
Additional paid-in capital	15,370	15,299
Accumulated deficit	(13,476)	(12,213)

Total stockholders’ equity	2,627	3,819

Total liabilities and stockholders’ equity	$8,994	$12,761

(A)	Derived from the audited consolidated financial statements as of January 31, 2011.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	April 30,
	2011	2010
Revenue	$2,949	$7,514
Cost of revenue	2,773	5,912

Gross profit	176	1,602

Selling, general, and administrative expenses	950	1,407
Engineering and support expenses	499	902

	1,449	2,309

Operating loss	(1,273)	(707)
Other income (expense), net	10	(19)

Loss from continuing operations before income taxes	(1,263)	(726)
Income tax benefit	—	—

Net loss from continuing operations	(1,263)	(726)
Loss from discontinued operations, net of income taxes	—	(8)

Net loss	$(1,263)	$(734)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.17)	$(0.10)
Net loss from discontinued operations	—	—

	$(0.17)	$(0.10)

Weighted average common shares outstanding:
Basic	7,344	7,327

Diluted	7,344	7,327

Common shares outstanding	7,344	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,263)	$(734)
Loss from discontinued operations	—	8
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	119	193
Stock-based compensation expense	72	55
Loan origination fees	53	14
Provision for doubtful accounts	10	17
Provision for obsolete inventory	(82)	(33)
Changes in operating assets and liabilities:
Accounts receivable due from customers and suppliers	1,219	100
Inventory	(81)	(212)
Other assets	(75)	(205)
Accounts payable	(965)	507
Accrued liabilities	(611)	(687)
Deferred rent	—	(31)

Net cash used in continuing operating activities	(1,604)	(1,008)
Net cash used in discontinued operating activities	—	(8)

Net cash used in operating activities	(1,604)	(1,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(21)	(71)

Net cash used in investing activities	(21)	(71)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment	(1,000)	—
Loan origination fees	(53)	(56)

Net cash used in financing activities	(1,053)	(56)

Net decrease in cash and cash equivalents	(2,678)	(1,143)
Cash and cash equivalents, beginning of period	6,381	10,127

Cash and cash equivalents, end of period	$3,703	$8,984

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$14

Cash paid for income taxes	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization
     Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power adapters used to simultaneously power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
2. Summary of Significant Accounting Policies
Future Operations, Liquidity and Capital Resources:
     The Company has experienced substantial pre-tax losses from operations for the first fiscal quarters of fiscal 2012 and 2011 totaling $1.3 million and $0.7 million, respectively. In addition, the Company experienced pre-tax losses from operations for fiscal 2011 totaling $5.4 million. The condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. The Company’s future is highly dependent on its ability to sell its products at a profit and its ultimate return to overall profitability. To accomplish this, the Company must increase the sales volumes of its current and newly designed ChargeSource® products to absorb fixed administrative and contract manufacturing overhead. On January 25, 2011, the Company received written notification from Targus Group International, Inc. (“Targus”), a significant customer throughout most of fiscal 2011, of non-renewal of the Strategic Product Development and Supply Agreement, through which we sold Targus various private-labeled power adapters. If the Company is unable to sell its products to Targus at or above the volumes achieved in the past, and if the Company is unable to replace these sales with sales to another customer, the Company’s operations and financial condition would be adversely affected. During the first quarter of fiscal 2012 the Company decided to pursue other sales channels and is working to formalize this process and to rethink our strategy. Further, the Company is continually in discussions with our existing original equipment manufacturer (“OEM”) customers in an attempt to drive increased sales through either the introduction of new products or possible “in-the-box” placement.
     The Company had working capital totaling approximately $2.3 million at April 30, 2011. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. We may also need to borrow additional amounts under our Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Company’s ability to borrow under the Loan Agreement has been limited by our failure to comply with certain financial covenants and the reduction in our borrowing base due to a decrease in our eligible receivables. During the first quarter of fiscal 2012, the Company repaid the Loan Agreement in full. As of the date of this filing, the Company has no borrowings outstanding under its credit facility. We cannot be certain that we will be able to make any additional borrowings under the Loan Agreement or obtain additional financing on terms acceptable to us, or at all.
Basis of Presentation:
     The interim condensed consolidated financial statements of Comarco included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2011. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2012.
Cash and Cash Equivalents
     All highly liquid investments with original maturity dates of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the condensed consolidated financial statements. Cash and cash equivalents are generally maintained in uninsured accounts, typically Eurodollar deposits with daily liquidity, which are subject to investment risk including possible loss of principal invested. The Company has not historically suffered losses relating to cash and cash equivalents.
Principles of Consolidation
     The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.
Accounts Receivable due from Customers
     The Company offers unsecured credit terms to customers and performs ongoing credit evaluations of its customers. Accounts receivable balances result primarily from the timing of remittance payments by these customers to the Company. Accounts receivable are stated net of an allowance for uncollectible accounts. Management develops its estimate of this reserve based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. Historically, such losses have been within management’s expectations and the reserves established.
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
Use of Estimates
     The preparation of unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of revenue and expenses during the period reported. Actual results could materially differ from those estimates.
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
     During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to a product safety recall (the “Recall”) announced during the first quarter of fiscal 2011. Our methodology for estimating the recall costs involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the recall, particularly communication, replacement, and transportation costs. Our replacement and transportation cost estimates include costs for component parts and labor; we also obtained third party cost quotes for communication, fulfillment and administration services. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and its customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, included in the estimate is Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters. During the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company recorded additional accruals of $0.3 million and $0.4 million, respectively, related to the Recall. Although the Recall is ongoing,

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall. It is possible that, the Company’s estimates for the costs of the Recall may be less than the actual costs that will ultimately be incurred. If the actual costs of the Recall exceed the Company’s estimates for the costs of the Recall, the Company’s operations and financial condition might be materially adversely affected.
Fair Value of Financial Instruments
     The Company’s financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, and line of credit. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the Company’s line of credit approximates fair value since the interest rate approximates the market rate for debt securities with similar terms and risk characteristics.
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
     The compensation expense recognized is summarized in the table below (in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2011	2010
Total stock-based compensation expense	$71	$55

Impact on basic and diluted earnings per share	0.01	0.01

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     The total compensation cost related to nonvested awards not yet recognized is approximately $332,000, which will be expensed over a weighted average remaining life of 20.8 months.
     During the first quarter of fiscal 2012 and 2011, 75,000 and 0 restricted stock units were granted, respectively. During the first quarter of each of fiscal 2012 and 2011, no stock options were granted.
     Comarco, Inc. has stock-based compensation plans under which directors, employees and consultants receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, consultants and directors may be granted awards to purchase up to 2,562,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value.
     The Company’s Director Stock Option Plan (the “Director Plan”) expired in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired in May 2005. These plans provided for the issuance of 637,500 and 825,000 shares, respectively, and both plans continue to have shares outstanding, although no shares are available for issuance in the future. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares.
     Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the Company’s Board of Directors. However, no employee option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the compensation committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).
     Transactions and other information related to these plans for the three months ended April 30, 2011 are summarized below:

	Outstanding Awards
	Number of	Weighted-Average
	Shares	Exercise/Grant Price
Balance, January 31, 2011	1,121,428	$2.80
Awards granted	75,000	0.31
Awards canceled or expired	(57,976)	2.83
Awards exercised	—	—

Balance, April 30, 2011	1,138,452	$2.63

     As of April 30, 2011, the stock awards outstanding have an intrinsic value of $4,000 based on a closing market price of $0.36 per share on April 30, 2011. The following table summarizes information about the Company’s stock awards outstanding at April 30, 2011:

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Awards Outstanding			Awards Exercisable
		Weighted-Avg.
Range of	Number	Remaining	Weighted-Avg.	Number	Weighted-Avg.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise/Grant Price
$0.30 to 4.90	924,452	6.4	$1.20	252,038	$1.37
6.19 to 9.89	144,000	3.5	7.63	140,250	7.67
10.43 to 11.60	60,000	4.0	10.72	60,000	10.72
15.07	10,000	0.2	15.07	10,000	15.07

	1,138,452	5.8 years	2.63	462,288	4.79

     At April 30, 2011, shares available for future grants under the 2005 Plan were 79,748.
4. Discontinued Operations
     Call Box
     On July 10, 2008, the Company executed an asset purchase agreement to sell the assets of its Call Box business for $2.7 million in cash. The transaction closed on July 10, 2008. The Company incurred no expenses during the first quarter of fiscal 2012 and 2011 and we do not expect to incur any future costs related to the sale of the Call Box business.
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
     The $8,000 incurred in the first quarter of fiscal 2011 relates primarily to legal fees incurred related to a dispute with a former officer and employee of the WTS business which was settled during the second quarter of fiscal 2011.
5. Loss Per Share
     The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended April 30, 2011 and 2010, basic and diluted net loss per share for both such periods were the same because the inclusion of 555 and of 290,583 potentially dilutive securities related to outstanding stock awards, respectively, would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
6. Customer and Supplier Concentrations
     A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2011 or 2010 are listed below (in thousands).

	Three Months Ended April 30,
	2011		2010
Total revenue	$2,949	100%	$7,514	100%

Customer concentration:
Dell Inc. and affiliates	$371	13%	$—	—
Lenovo Information Products Co., Ltd.	$1,354	46%	$1,805	24%
Targus Group International, Inc.	1,161	39%	5,638	75%

	$2,886	98%	$7,443	99%

     The Company’s revenues by geographic area, as determined by the “ship to” address, consisted of the following (in thousands):

	Three Months Ended
	April 30,
	2011	2010
North America	$1,411	$5,597
Europe	10	55
Asia	1,528	1,862

	$2,949	$7,514

     The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either April 30, 2011 or January 31, 2011 are listed below (in thousands).

	April 30, 2011		January 31, 2011
Total gross accounts receivable due from customers	$2,342	100%	$3,603	100%

Customer concentration:
Dell Inc. and affiliates	$649	28%	$434	12%
Lenovo Information Products Co., Ltd.	1,395	60%	2,683	74%
Targus Group International, Inc.	217	9%	471	13%

	$2,261	97%	$3,588	99%

     In March 2009, the Company entered into the Targus Agreement. The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. As previously described, on January 25, 2011, Targus provided the Company with written notification of non-renewal of the Targus Agreement. As such, the receivable balance has reached historic lows for the periods presented above.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
     The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either April 30, 2011 or January 31, 2011 are listed below (in thousands).

	April 30, 2011		January 31, 2011
Total gross accounts receivable due from suppliers	$812	100%	$791	100%

Customer concentration:
Edac Power Electronics Co.Ltd	$479	59%	$532	67%
Flextronics Electronics	121	15%	99	13%
Zheng Ge Electrical Co., Ltd.	122	15%	122	15%

	$722	89%	$753	95%

     A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the three months ended April 30, 2011, Flextronics Electronics provided $1.3 million or 90 percent of total product costs of $1.5 million recorded in cost of revenue. During the three months ended April 30, 2010, Edac Power Electronics Co. Ltd., Flextronics Electronics and Chicony Power Technology Co. Ltd collectively provided $4.9 million, or 98 percent, of the total product costs of $5.0 million recorded in cost of revenue.
     At April 30, 2011 and January 31, 2011, approximately $630,000, or 15 percent, and $660,000, or 13 percent, respectively, of the Company’s accounts payable of $4.2 million and $5.2 million, respectively, was payable to Flextronics Electronics, one of our contract manufacturers. Additionally, at April 30, 2011 and January 31, 2011, approximately $1.8 million, or 43 percent, and $2.6 million, or 51 percent, respectively of the Company’s accounts payable was payable to Edac Power Electronics Co. Ltd. Also, at April 30, 2011 and January 31, 2011 approximately $1.1 million, or 26 percent and 21 percent, respectively, of the Company’s accounts payable was payable to Chicony Power Technology Co. Ltd.
     Additionally, at April 30, 2011, approximately $777,000, or 62 percent, of total uninvoiced materials and services of $1.3 million, included in accrued liabilities were payable to Dongguan Anam Electronics (“Anam”) and Zheng Ge Electrical Co., Ltd. At January 31, 2011 approximately $729,000, or 45 percent, of total uninvoiced materials and services of $1.6 million, included in accrued liabilities were payable to Flextronics Electronics and Zheng Ge Electrical Co., Ltd.
7. Inventory
     Inventory, net of reserves, consists of the following (in thousands):

	April 30,	January 31,
	2011	2011
Raw materials	$1,055	$875
Finished goods	629	646

	$1,684	$1,521

     As of April 30, 2011 and January 31, 2011, approximately $315,000 and $501,000 of total inventory, respectively, was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in China and at various third party inventory warehouses for our customers, Dell and Lenovo.
8. Warranty Arrangements
     The Company records an accrual for estimated warranty costs as products are sold. These amounts are recorded in accrued liabilities in the unaudited interim condensed consolidated balance sheets. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
estimate is identified. During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall announced on April 30, 2010. Approximately 500,000 Targus branded 90-watt universal AC power adapters for laptops are affected by the Recall. A summary of the warranty accrual activity is shown in the table below (in thousands):

	April 30,
	2011	2010
Beginning balance	$310	$4,759
Accruals for product safety recall costs	350	—
Accruals for warranties issued during the period	54	105
Utilization	(590)	(433)

	$124	$4,431

     The Company believes that the balance remaining as of April 30, 2011 is adequate to cover additional product recall costs expected to be incurred as well as standard warranty costs. However, actual amounts incurred as a result of the Recall may differ materially from the amounts in the reserves the Company established as a result of the Recall. Actual amounts may differ materially from the Company’s current estimates based on many factors, including the outcome of the assessment of Targus’ and Comarco’s respective obligations regarding returned product.
9. Line of Credit
     On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The credit facility was renewed on February 8, 2010 and again on February 9, 2011 and matures, on February 9, 2012, at which time, any outstanding principal balance is payable in full.
     Under the Loan Agreement, as in effect during fiscal 2012, the Company may borrow up to (a) the lesser of (i) $10,000,000 or (ii) 80 percent of the Company’s eligible accounts receivable minus (b) the amount of any outstanding principal balance of any advances made by SVB under the Loan Agreement. During the third quarter of fiscal 2011, the Company entered into a second amendment to the Loan Agreement with SVB whereby the quick ratio covenant was amended to 1.25 to 1.00 as of July 31, 2010. During the first quarter of fiscal 2012, the Company repaid the $1,000,000 outstanding under the Loan Agreement. The Company’s obligations under the Loan Agreement are secured by a first priority perfected security interest in our assets, including intellectual property. Amounts borrowed under the Loan Agreement in fiscal 2012 bear interest at 3.25% above the Wall Street Journal Prime Rate; provided that the interest rate in effect on any day shall not be less than 6.5% per annum. As of April 30, 2011, the Company was not in compliance with the covenants in the Loan Agreement.
     As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and we are in negotiations with SVB regarding future amendments to the Loan Agreement. We cannot be certain that we will be able to make any additional borrowings under the Loan Agreement on terms acceptable to us, or at all.
10. Commitments and Contingencies
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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
manage its suppliers and adjust such commitments for changes in demand, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, consolidated results of operations, and financial position.
Executive Severance Commitments
     The Company has severance compensation agreements with certain key executives. These agreements require the Company to pay these executives, in the event of certain terminations of employment following a change of control of the Company, up to the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the unaudited interim condensed consolidated financial statements.
Letter of Credit
     The Company has a $77,000 letter of credit from SVB to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit from SVB is treated as a reduction in available borrowings available to the Company under the Loan Agreement.
Legal Contingencies
     On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that is the subject of the Recall, filed a complaint against the Company for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. The Company denies liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which the Company believes resulted in the Recall of the product. The outcome of this matter is not determinable as of the date of the filing of this report.
     In addition to the pending matter described above, the Company is, from time to time, involved in various legal proceedings incidental to the conduct of its business. The Company believes that the outcome of all such legal proceedings will not, in the aggregate, have a material adverse effect on its consolidated results of operations and financial position.
11. Subsequent Events
     During the second quarter of fiscal 2011 the California State Board of Equalization (“the Board”) conducted a three year sales tax audit for the period April 1, 2008 through March 31, 2011. As a result of the audit, we were advised by the Board that sales tax was not collected or remitted when the Company sold the WTS business to Ascom. Whereas the results of the audit are preliminary, we believe the expected total assessment including interest may total up to approximately $150,000. Further, the Company believes that these taxes are to be borne equally by the Company and Ascom. These amounts, and any recovery due from Ascom, are expected to be settled during the Company’s second fiscal quarter.
     On May 9, 2011, the Company’s Board of Directors adopted a resolution, subject to shareholder approval, to adopt the 2011 Equity Incentive Plan (the “2011 Plan”) to allow for the issuance of (i) seven hundred fifty thousand (750,000) shares of common stock, plus (ii) any of the shares of common stock that remain available for issuance and are not subject to awards granted under the Company’s 2005 Plan, plus (iii) any of the shares of common stock that, as of the effective date of the 2011 Plan, are the subject of outstanding awards under the 2005 Plan, which again become available for grant under the 2011 Plan. Our shareholders are being asked to approve the 2011 Plan at the 2011 Annual Meeting of Shareholders, which is being held on July 21, 2011.

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
     These forward-looking statements reflect current views about our plans, strategies, and prospects, but are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.
     Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; and the sufficiency of our cash and cash equivalent balances. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from a limited number of customers; additional costs which might be incurred related to our previously announced product recall beyond the reserves established for the recall; unexpected difficulties and delays associated with our efforts to obtain cost reductions and achieve higher sales volumes for our ChargeSource® products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors, including failure from significant reductions in demand from earlier anticipated levels; risks related to market acceptance of our products and our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; and costs and potential adverse determinations arising out of adverse proceedings or litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
     In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC, those contained in the Company’s other filings with the SEC, and those set forth above. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Basis of Presentation
     The financial information presented in this report is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flow. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.
Executive Summary
     Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power adapters used to simultaneously power and charge notebook computers, cellular telephones, BlackBerry® smartphones, iPods®, and other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).
     In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended April 30, 2011:
•	On January 25, 2011 the Company received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. At this time, future sales to Targus are uncertain. Approximately 75 percent of our revenue for the first quarter of fiscal 2011 was from sales to Targus.

•	On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus, from June 2009 through March 2010. Currently, approximately 155,000 total units have been returned from the distribution channel and approximately 4,000 units have been returned from consumers. We have established a recall website and hotline to enable consumers to determine if they have a unit subject to the Recall. We have established a process to replace and repair the affected units. Due to the Recall, we have accrued a $0.4 million, $0.3 million and $4.0 million charge to cost of revenue in the first quarter of fiscal 2012, the fourth quarter of fiscal 2011 and fiscal 2010, respectively, as an estimate of the cost to replace the affected units and $0.6 million charge to selling, general and administrative costs in the fourth quarter of fiscal 2010 expected to be incurred related to the Recall. Actual amounts may differ materially from our current estimates based on many factors, including the number of qualifying 90-watt universal power adapters returned to Comarco by Targus and their customers, primarily consumer electronics retailers and end-user consumers in connection with the Recall. Also, the estimate is based on Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. As of the filing date of this report, Targus and Comarco have not reached full agreement with respect to such matters and, in the event that agreement is not reached on certain matters, it could result in a material increase in the costs of the Recall to Comarco. As a result, the actual amounts incurred by Comarco as a result of the Recall may differ materially from the amount of reserves Comarco established as a result of the Recall. However, the Company believes that it has accrued for substantially all of its material financial obligations with respect to the Recall.

•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We began shipping this product in the latter part of May 2010 and revenue from sales to Dell totaled $0.4 million during the first quarter of fiscal 2012.

•	Revenue for the first quarter of fiscal 2012 decreased to $2.9 million compared to $7.5 million for the first quarter of fiscal 2011. The decrease is primarily attributable to decreased shipments to Targus.

•	Late in the third quarter of fiscal 2011, we took action to significantly reduce expenses. These actions included a significant reduction in both personnel and other expenses across all departments.

•	Reducing our product costs is important to our continuing efforts to improve our margins and we are continually in negotiations with our contract manufacturers in this regard.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2011.
Results of Operations
     The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2011 and 2010:
Revenue

	Three Months Ended April 30,
	2011		2010
	(In thousands)
		% of		% of	2011 over 2010
		Revenue		Revenue	% Change
Revenue	$2,949	100%	$7,514	100%	(61%)

Operating loss	$(1,273)		$(707)

Loss from continuing operations	$(1,263)		$(726)

Revenue by Geographic Region

	Three Months Ended April 30,
	2011	2010	2011 over 2010
	(In thousands)		% Change
Revenue:
North America	$1,411	$5,597	(75%)
Europe	10	55	(82%)
Asia	1,528	1,862	(18%)

	$2,949	$7,514	(61%)

Revenue by Customer

	Three Months Ended April 30,
	2011	2010	2011 over 2010
	(In thousands)		% Change
Revenue:
Dell	$371	$—	100%
Lenovo	$1,354	$1,805	(25%)
Targus	1,161	5,638	(79%)
Other	63	71	(11%)

	$2,949	$7,514	(61%)

Revenue
     The decrease in revenue of $4.6 million for the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 is attributable to a decline in shipments to Targus of $4.5 million. Revenue recorded in the first quarter of fiscal 2012 from Targus includes $0.9 million of revenue previously deferred due to the Bronx Recall. Revenue from shipments to Lenovo decreased $0.5 million or 25 percent in the first quarter of fiscal 2012 compared to the corresponding prior year period. Revenue from shipments to Dell accounted for $0.4 million during the first quarter of fiscal 2012. The 90 watt DC adapter we currently sell to Dell began shipping in the second quarter of fiscal 2011.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2011		2010
	(In thousands)
		% of		% of	2011 over 2010
		Total		Total	% Change
Cost of revenue:
Product costs	$1,480	53%	$5,002	85%	(70%)
Accrued product recall costs	$350	13%	$—	—	100%
Fixed supply chain overhead	422	15%	796	13%	(47%)
Inventory reserve and scrap charges	521	19%	—	—	100%
Freight, expedite, and other charges	—	—	114	2%	(100%)

	$2,773	100%	$5,912	100%	(53%)

	Three Months Ended April 30,		2011 over 2010
	2011	2010	ppt Change
Gross margin	6%	21%	(15)
     The first quarter of fiscal 2012 decrease in cost of revenue of $3.1 million compared to the first quarter of fiscal 2011 was primarily attributable to the 61 percent decrease in revenue compared to the first quarter of fiscal 2011. During the first quarter of fiscal 2012 we recorded an additional accrual for the product recall in the amount of $350,000 as a direct result of a charge assessed by Targus. During the first quarter of fiscal 2012, our fixed supply chain overhead decreased by $0.4 million or 47 percent. This decrease is a result of measures taken late in the third quarter of fiscal 2011 to reduce personnel and other costs across all departments. During the first quarter of fiscal 2012 we incurred scrap charges of $0.5 million relating to Manhattan product components that we procured from Anam during the first quarter of fiscal 2012. The Manhattan product was previously sold to Targus and we have reserved for those components that can only be used in that product. We did not incur any similar charges during the first quarter of fiscal 2011.
Operating Costs and Expenses

	Three Months Ended April 30,
	2011		2010
	(In thousands)
		% of		% of	2011 over 2010
		Revenue		Revenue	% Change
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$172	6%	$404	5%	(57%)
Corporate overhead	778	26%	1,003	13%	(22%)
Engineering and support expenses	499	17%	902	12%	(45%)

	$1,449	49%	$2,309	31%	(37%)

     Selling, general, and administrative expenses decreased by $0.2 million during the first quarter of fiscal 2012, compared to the same period of the prior year, primarily as a result of a reduction in personnel costs as a direct result of actions taken in the third quarter of fiscal 2011.
     Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The decrease in corporate overhead of $0.2 million during the first quarter of fiscal 2012 compared to the same period of the prior year relates primarily to a reduction in personnel costs as a direct result of actions taken in the third quarter of fiscal 2011 as well as reduced legal and accounting costs.
     Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The engineering costs decreased $0.4 million in the first quarter of the current year compared to the first quarter of fiscal 2011 primarily as a result of a reduction in personnel costs as a direct result of actions taken in the third quarter of fiscal 2011, as well as reduced product development related expenses.
Other income (expense), net
     Other expense, net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. During the first quarter of fiscal 2012, we received a payment of $34,000, representing the final payment related to our investment in SwissQual, which was sold in fiscal 2006, and earned $2,000 in interest income. This income was offset by interest expense of $12,000 and amortization of loan origination fees in the amount of $13,000. During the first quarter of fiscal 2011, we earned $8,000 in interest income but incurred $27,000 in interest expense and amortization of loan origination fees related to our credit facility.
Income Tax Benefit
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first quarter of fiscal 2012, the adjusted net deferred tax assets remain fully reserved as of April 30, 2011.
Liquidity and Capital Resources
     Cash and cash equivalents at April 30, 2011 decreased $2.7 million to $3.7 million as compared to $6.4 million at January 31, 2011. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2011	2010
	(in thousands)
Cash used in:
Operating activities	$(1,604)	$(1,016)
Investing activities	(21)	(71)
Financing activities	(1,053)	(56)
Operating Activities
     Cash used in operating activities of $1.6 million for the first quarter of fiscal 2012 was primarily attributable to our net loss from continuing operations of $1.3 million. Additionally, we collected $1.2 million in total receivables and paid $1.6 million in combined accounts payable and accrued liabilities.
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
Investing Activities
     During the first quarter of fiscal 2012 and 2011 we purchased $21,000 and $71,000, respectively, of property and equipment, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products.
Financing Activities; Credit Facility
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
     During the first quarter of fiscal 2012 and 2011, we paid SVB $69,000 and $56,000, respectively in conjunction with the Loan and Security Agreement. Additionally, during the first quarter of fiscal 2012 we repaid the $1.0 million in borrowings under the Loan and Security Agreement.
     As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and we are in negotiations with SVB regarding future amendments to the Loan Agreement. We cannot be certain that we will be able to make any additional borrowings under the Loan Agreement on terms acceptable to us, or at all.

Future Operations and Liquidity Requirements for the Next 12 Months
     As of April 30, 2011, our working capital was $2.3 million. The condensed consolidated financial statements have been prepared assuming the Company continues as a going concern, and as such the financial statements do not reflect any adjustments related to the outcome of this uncertainty. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. We may also need to borrow additional amounts under the Loan Agreement. We cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, reduce expenses or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.
     As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:
•	Our future business relationship with Targus, if any.

•	Our ability to reduce inventory commitments in response to reduced Targus sales.

•	Our ability to borrow against our credit facility based on our compliance with certain financial covenants or as a result of changes in our borrowing base due to fluctuations in our eligible receivables.

•	Whether we incur costs and expenses as a result of the Recall in excess of the reserves we established for the Recall, including as a result of reaching an agreement with Targus concerning the respective obligations of the parties regarding returned products.

•	The outcome of litigation with our contract manufacturer of the Bronx product, the subject product under the Recall.

•	The ability of our contract manufacturers of our ChargeSource® products to manufacture our products at the level currently anticipated, and the ability of our ChargeSource® products to meet any required specifications.

•	The timing of the development, delivery or release of our ChargeSource® products.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are not required to provide disclosure in response to Part 1: Item 3 of Form 10-Q because we are considered to be a “smaller reporting company.”
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.
     Under the direction and participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
     There was no change in our internal control over financial reporting during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Chicony Power Technology Co. Ltd. (“Chicony”) vs. Comarco, Inc., Case No. 30-2011 Superior Court of California. On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that is the subject of the Recall, filed a complaint against the Company for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. The Company denies liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which the Company believes resulted in the Recall of the product. The outcome of this matter is not determinable nor estimable as of the date of the filing of this report on Form 10-Q.
     In addition to the matter described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our consolidated results of operations or financial condition.
ITEM 1A. RISK FACTORS
     Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2011 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2011.
ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMARCO, INC.
Date: June 14, 2011	/s/ FREDRIK TORSTENSSON
Fredrik Torstensson
Interim President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2011	/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002