Form 10-Q
period 2011-07-31
COMARCO INC
filed 2011-09-14
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
JULY 31, 2011
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
     Yes ☑ No☐
The registrant had 7,383,869 shares of common stock outstanding as of September 12, 2011.

COMARCO, INC. AND SUBSIDIARY
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2011

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidated Balance Sheets as of July 31, 2011 and January 31, 2011	3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4. CONTROLS AND PROCEDURES	26

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	27

ITEM 1A. RISK FACTORS	27

ITEM 6. EXHIBITS	27

SIGNATURES	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	July 31,	January 31,
	2011	2011(A)
ASSETS
Current Assets:
Cash and cash equivalents	$1,556	$6,381
Accounts receivable due from customers, net of reserves of $64 and $53, respectively	2,091	3,550
Accounts receivable due from suppliers, net of reserves of $55 and $67, respectively	764	724
Inventory, net of reserves of $1,397 and $1,650, respectively	1,737	1,521
Other current assets	360	165

Total current assets	6,508	12,341
Property and equipment, net	197	420

Total assets	$6,705	$12,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,682	$5,180
Accrued liabilities	2,264	2,762
Line of credit	—	1,000

Total current liabilities	5,946	8,942
Deferred rent, net of current portion	39	—

Total liabilities	$5,985	$8,942

Commitments, Contingencies and Subsequent Events

Stockholders’ Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2011 and January 31, 2011, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,343,869 shares issued and outstanding at July 31, 2011 and January 31, 2011	733	733
Additional paid-in capital	15,394	15,299
Accumulated deficit	(15,407)	(12,213)

Total stockholders’ equity	720	3,819

Total liabilities and stockholders’ equity	$6,705	$12,761

(A)	Derived from the audited consolidated financial statements as of January 31, 2011.
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenue	$1,926	$12,783	$4,876	$20,297
Cost of revenue	2,232	10,645	5,006	16,557

Gross profit (loss)	(306)	2,138	(130)	3,740

Selling, general, and administrative expenses	1,114	1,210	2,065	2,617
Engineering and support expenses	475	886	974	1,788

	1,589	2,096	3,039	4,405

Operating income (loss)	(1,895)	42	(3,169)	(665)
Other loss, net	(13)	(23)	(2)	(42)

Income (loss) from continuing operations before income taxes	(1,908)	19	(3,171)	(707)
Income tax expense	2	—	2	—

Net income (loss) from continuing operations	(1,910)	19	(3,173)	(707)
Loss from discontinued operations, net of income taxes	(21)	(594)	(21)	(601)

Net loss	$(1,931)	$(575)	$(3,194)	$(1,308)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.26)	$—	$(0.43)	$(0.10)
Net loss from discontinued operations	—	(0.08)	—	(0.08)

	$(0.26)	$(0.08)	$(0.43)	$(0.18)

Weighted average common shares outstanding:
Basic	7,344	7,327	7,344	7,327

Diluted	7,344	7,327	7,344	7,327

Common shares outstanding	7,344	7,327	7,344	7,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,194)	$(1,308)
Loss from discontinued operations	$21	$601
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	271	380
Loan origination fees	53	56
Stock-based compensation	95	143
Recovery from doubtful accounts receivable	—	(104)
Provision for obsolete inventory	(185)	(152)
Changes in operating assets and liabilities:
Accounts receivable due from customers	1,470	(3,357)
Accounts receivable due from suppliers	(51)	(338)
Inventory	(31)	(179)
Other assets	(195)	(146)
Accounts payable	(1,498)	3,276
Accrued liabilities	(498)	(2,546)
Deferred rent	39	(63)

Net cash used in continuing operating activities	(3,703)	(3,737)
Net cash (used in) provided by discontinued operating activities	(21)	(601)

Net cash used in operating activities	(3,724)	(4,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(48)	(240)

Net cash used in investing activities	(48)	(240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit	(1,000)	—
Loan origination fees	(53)	(56)

Net cash used in financing activities	(1,053)	(56)

Net decrease in cash and cash equivalents	(4,825)	(4,634)
Cash and cash equivalents, beginning of period	6,381	10,127

Cash and cash equivalents, end of period	$1,556	$5,493

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$28

Cash paid for income taxes, net of refunds	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization
          Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “us,” “our,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power adapters used to simultaneously power and charge notebook computers, mobile phones, BlackBerry® smartphones, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.
2. Summary of Significant Accounting Policies
          The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.
Future Operations, Change in Strategy, Liquidity and Capital Resources:
          The Company has experienced substantial pre-tax losses from continuing operations for the six months ended July 31, 2011 and 2010 totaling $3.2 million and $0.7 million, respectively. In addition, the Company experienced pre-tax losses from operations for fiscal 2011 totaling $5.4 million. The condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. The Company’s future is highly dependent on its ability to sell its products at a profit, obtain liquidity, and its ultimate return to overall profitability. During the second quarter of fiscal 2012, the Company had two customers, Lenovo and Dell, both of which are original equipment manufacturers, or “OEM’s.”
          During the second quarter of fiscal 2012 the Company decided to change its sales strategy to sell its products directly to consumers. Although we plan to continue to sell select products in the OEM channel, we believe that we can increase sales and margins by also selling our products direct to consumers. To implement this strategy, during the latter part of the third quarter, we plan to launch our website to sell our newest generation of AC adapter. However, there can be no assurance that the Company will be able to successfully achieve its sales volume initiatives through the launch of its new website and the failure to achieve such initiatives could have a material adverse effect on the Company’s operations and financial condition.
          The Company had working capital totaling approximately $0.6 million at July 31, 2011. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. On August 3, 2011, the Company received a letter from Silicon Valley Bank (“SVB”) indicating that an event of default had occurred under the Loan and Security Agreement entered into by and between the Company and SVB on February 11, 2009 (as amended, the “Loan Agreement”). The event of default relates to the Company’s failure to meet the minimum quick ratio financial covenant of “1.25 to 1.00” for each of the periods ending February 28, 2011, March 31, 2011, April 30, 2011, May 31, 2011 and June 30, 2011. The Company remains in default of the quick ratio financial covenant as of the date of this filing. The Company’s ability to borrow under the Loan Agreement may continue to be suspended based upon our failure to comply with the quick ratio covenant in the future. Although the Company is currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Basis of Presentation:
          The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2011. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2012.
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
Accounts Receivable Due from Customers
          The Company offers unsecured credit terms to customers and performs ongoing credit evaluations of its customers. Accounts receivable balances result primarily from the timing of remittance payments by these customers to the Company. Accounts receivable are stated net of an allowance for doubtful accounts. Management develops its estimate of this reserve based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. Historically, such losses have been within management’s expectations and the reserves established.
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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
          On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource 90-watt universal AC power adapter sold to our distributer, Targus from June 2009 through March 2010. During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall. The Company’s methodology for estimating the costs for the Recall involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the Recall, particularly communication, replacement, and transportations costs. Another aspect of the estimate involves Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. During the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company recorded additional accruals of $0.3 million and $0.4 million, respectively, related to the Recall. During the third quarter of fiscal 2012, Targus and Comarco entered into a Release and Settlement Agreement (the “Settlement Agreement”) with respect to all matters concerning the Recall. In the third quarter, as part of the Settlement Agreement, Targus paid Comarco approximately $290,000 which represents a refund of previous amounts withheld from payment in the first quarter of fiscal 2012. The Company believes that it has accrued and paid for substantially all of its material financial obligations with respect to the Recall.
Reclassifications:
          Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.
Impairment or Disposal of Long-lived Assets:
          We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We did not recognize any impairment charges during the three or six months ended July 31, 2011.
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
3. Discontinued Operations
          The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”) to sell the Wireless Test Solutions (“WTS”) business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 which closed on January 6, 2009.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          The aggregate purchase price paid to Comarco in connection with the transaction was $12,750,000 in cash, with $1,275,000 of the proceeds placed in escrow for one year from the closing date as security for general indemnification rights. The proceeds placed in escrow were released in January 2010.
          Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0	$—	$—	$—	$—
Loss from discontinued operations, before taxes	(21)	(594)	(21)	(601)
Income tax expense	—	—	—	—

Total Loss from discontinued operations	$(21)	$(594)	$(21)	$(601)

          The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by Comarco for the sale of the WTS business to Ascom.
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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Total stock-based compensation expense	$24	$88	$95	$143

Impact on basic and diluted earnings per share	$0.00	$0.01	$0.01	$0.02
          The total compensation cost related to nonvested awards not yet recognized is approximately $315,000, which will be expensed over a weighted average remaining life of 18 months.
          During the three and six months ended July 31, 2011, 220,000 and 295,000 restricted stock units were granted. During the three and six months ended July 31, 2011, no stock options were granted. During the three months ended July 31, 2010, 80,000 restricted stock units were granted and 10,000 stock options were granted. No restricted stock units or stock options were granted in the first quarter of fiscal 2010. The fair value of the restricted stock units granted during the three months ended July 31, 2010 was estimated using the stock price on the date of the grant of $2.35 and a forfeiture rate of 8.2 percent. The fair value of the 10,000 options granted under the Company’s stock option plans during the three months ended July 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

Weighted average risk-free interest rate	0.98%
Expected life (in years)	3.2
Expected stock volatility	62.2%
Dividend yield	None
Expected forfeitures	10.6%
          Comarco has stock-based compensation plans under which outside directors, consultants, and employees are eligible to receive stock options and other equity-based awards. The stock option plans and a director stock option plan provide that officers, key employees, directors and consultants may be granted options to purchase up to 3,312,500 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the grantee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value. Figures for these plans reflect a 3-for-2 stock split declared during the year ended January 31, 2001.
          The Company’s Director Stock Option Plan (the “Director Plan”) expired in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans provided for 637,500 and 825,000 shares issuable, respectively. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares. In July 2011, the Company’s shareholders approved the 2011 Equity Incentive Plan (the “2011” Plan) covering 750,000 shares of common stock.
          Under both the 2011 and 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s Board of Directors; however, under the 2005 Plan no option may be exercised prior to one year following the grant of the option. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).
          Transactions and other information related to stock options granted under these plans for the six months ended July 31, 2011 are summarized below:

	Outstanding Options
		Weighted-Average
	Number of Shares	Exercise Price
Balance, January 31, 2011	1,022,500	$2.81
Options granted	—	—
Options canceled or expired	(407,500)	1.85
Options exercised	—	—

Balance, July 31, 2011	615,000	$3.46

Stock Options Exercisable at July 31, 2011	322,050	$5.63

          Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the six months ended July 31, 2011 are summarized below:

	Outstanding Restricted Stock Units
		Weighted-Average
		Stock Price
	Number of Shares	On Grant Date
Balance, January 31, 2011	98,928	$2.56
RSU’s granted	295,000	0.30
RSU’s canceled or expired	(45,952)	2.65
Common Stock Issued	—	—

Balance, July 31, 2011	347,976	$0.61

          As of July 31, 2011 40,000 restricted stock units had vested. The shares were issued to the recipients in August 2011.
          As of July 31, 2011, the stock awards outstanding have an intrinsic value of $1,000, based on a closing market price of $0.27 per share on July 31, 2011. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2011:

	Awards Outstanding			Awards Exercisable
		Weighted-Avg.	Weighted-Avg.		Weighted-Avg.
Range of	Number	Remaining	Exercise/Grant	Number	Exercise/Grant
Exercise/Grant Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.26 to 4.90	781,476	4.03	$0.96	180,550	$1.69
6.29 to 9.89	121,500	2.82	7.89	121,500	7.89
10.43 to 11.60	60,000	3.77	10.72	60,000	10.72

	962,976	3.86 years	2.45	362,050	5.27

          At July 31, 2011, shares available for future grants were 995,224.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Recent Accounting Pronouncements
          In February 2011, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.
6. Earnings (Loss) Per Share
          The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2011 and 2010, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.
          Potential common shares of 10,275 and 4,288 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2011, as the effect would have been antidilutive. Similarly, potential common shares of 260,153 and 276,587 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2010, as the effect would have been antidilutive.
7. Customer and Supplier Concentrations
          A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended July 31,
	2011		2010
		(In thousands)
Total revenue	$1,926	100%	$12,783	100%

Customer concentration:
Dell Inc. and affiliates	$314	16%	$278	2%
Targus Group International, Inc.	—	—	10,016	78%
Lenovo Information Products Co., Ltd.	1,593	83%	2,446	19%

	$1,907	99%	$12,740	99%

	Three Months Ended July 31,
	2011		2010
		(In thousands)
Total revenue	$4,876	100%	$20,297	100%

Customer concentration:
Dell Inc. and affiliates	$685	14%	$278	1%
Targus Group International, Inc.	1,174	24%	15,654	77%
Lenovo Information Products Co., Ltd.	2,947	60%	4,251	21%

	$4,806	98%	$20,183	99%

          In March 2009, the Company entered into the Targus Agreement with Targus. The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. On January 25, 2011,

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Targus provided the Company with written notification of non-renewal of the Targus Agreement. As such, there is no revenue from Targus in the second quarter of fiscal 2012 and there can be no assurance that any revenue will be generated from Targus in the future.
          The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either July 31, 2011 or January 31, 2011 are listed below (in thousands):

	July 31, 2011		January 31, 2011
Total gross accounts receivable due from customers	$2,155	100%	$3,603	100%

Customer concentration:
Dell Inc and affiliates	329	15%	434	12%
Targus Group International, Inc.	119	6%	471	13%
Lenovo Information Products Co., Ltd.	1,696	79%	2,683	74%

	$2,144	100%	$3,588	99%

          The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either July 31, 2011 or January 31, 2011 are listed below (in thousands).

	July 31, 2011		January 31, 2011
Total gross accounts receivable due from suppliers	$819	100%	$791	100%

Customer concentration:
Edac Power Electronics Co.Ltd.	$532	65%	$532	67%
Flextronics Electronics	125	15%	99	13%
Zheng Ge Electrical Co., Ltd.	122	15%	122	15%

	$779	95%	$753	95%

          A significant portion of our inventory purchases is derived from a limited number of contract manufacturers (“CM’s”) and other suppliers. The loss of one or more of our significant CM’s or suppliers could materially adversely affect our operations. For the three and six months ended July 31, 2011 two of our CM’s provided an aggregate of 50 and 88 percent, respectively, of total product costs. For the three months ended July 31, 2010 three of our CM’s provided an aggregate of 95 percent of total product costs. For the six months ended July 31, 2010 two of our CM’s provided an aggregate of 88 percent of total product costs.
          At July 31, 2011, approximately $3.5 million or 94 percent, of the Company’s accounts payable of $3.7 million was payable to three contract manufacturers, only one of which provided the majority of the product costs for the three and six months ended July 31, 2011. At July 31, 2011 and January 31, 2011, approximately $1.1 million or 30 percent and 21 percent, respectively, of the Company’s accounts payable was payable to Chicony Power Technology Co., Ltd., (“Chicony”) the manufacturer of the Bronx product which was subject to the Recall. At present we are in litigation with Chicony (see Note 11). At July 31, 2011 and January 31, 2011, approximately $2.0 million and $2.6 million or 53 percent and 51 percent, respectively, of the Company’s accounts payable was payable to Edac Power Electronics Co. Ltd., the manufacturer of the Manhattan product sold to Targus. At the present time we are in negotiations with this supplier to create a long-term payment plan.
          Additionally, at July 31, 2011, approximately $0.7 million or 70 percent of total uninvoiced materials and services of $1.0 million, included in accrued liabilities were payable to three of our contract manufacturers. At January 31, 2011 approximately $729,000, or 45 percent, of total uninvoiced materials and services of $1.6 million, included in accrued liabilities were payable to Flextronics Electronics and Zheng Ge Electrical Co., Ltd.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Inventory
          Inventory, net of reserves, consists of the following (in thousands):

	July 31,	January 31,
	2011	2011
Raw materials	$1,145	$875
Finished goods	592	646

	$1,737	$1,521

          As of July 31, 2011, approximately $313,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations primarily in China.
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

	As of And For the
	Six Months Ended
	July 31,
	2011	2010
Beginning balance	$310	$4,759
Accruals for warranties issued during the period	399	203
Utilization	(679)	(3,513)

	$30	$1,449

          The Company believes that the balance remaining as of July 31, 2011 is adequate to cover our standard warranty costs. As discussed in Note 2 (Summary of Significant Accounting Policies — Use of Estimates) and Note 12 (Subsequent Events), Targus and Comarco entered into a Release and Settlement Agreement (the “Settlement Agreement”) with respect to all matters concerning the Recall in August 2011. In the third quarter, as part of the Settlement Agreement, Targus paid Comarco approximately $290,000 which represents a refund of previous amounts withheld from payment in the first quarter of fiscal 2012 and charged to cost of revenue. During the third quarter Comarco will record the payment received from Targus and it will reduce previously recorded accruals for the Recall to the extent the refund represents amounts in excess of Recall warranty costs.
10. Line of Credit
          On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and matures, on February 9, 2012, at which time, any outstanding principal balance is payable in full.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
          On August 3, 2011 we received a letter from SVB indicating that the Company’s failure to meet the minimum quick ratio of 1.25 to 1.00 for each of the periods ended February 28, 2011, March 31, 2011, April 30, 201l, May 31, 2011 and June 30, 2011 constituted an event of default. As of the date of this filing, the Company remains in default of the quick ratio financial covenant.
          We currently have no borrowings outstanding under the Loan Agreement and the Company’s future ability to borrow under the Loan Agreement may continue to be suspended based upon our failure to comply with the quick ratio covenant in the future. The Company is currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.
11. Commitments and Contingencies
Purchase Commitments with Suppliers
          The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. During the second quarter of fiscal 2012 we accrued a charge of $380,000 relating to such excess material relating to purchase commitments made to support the Targus business.
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
Letter of Credit
          During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from SVB to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit expires on October 26, 2011.
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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
proceedings will not, in the aggregate, have a material adverse effect on its consolidated results of operations and financial position.
12. Subsequent Events
          Management has evaluated events subsequent to July 31, 2011 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.
          On August 5, 2011 Targus and Comarco entered into a Release and Settlement Agreement (the “Settlement Agreement”) with respect to all matters concerning the Recall. In the third quarter, as part of the Settlement Agreement, Targus paid Comarco $290,000 which represents a refund of amounts withheld from payment in the first quarter of fiscal 2012 and charged to cost of revenue. During the third quarter Comarco will record the payment recived from Targus and it will reduce previously recorded accruals for the Recall to the extent the refund represents amounts in excess of Recall warranty costs.
          On August 15, 2011, the Board of Directors terminated the employment of Fredrik Torstensson as interim President and Chief Executive Officer and simultaneously appointed Thomas W. Lanni as President and Chief Executive Officer. The Board of Directors also elected Mr. Lanni as a Director.
          On August 17, 2011, Comarco entered into a Settlement Agreement with a supplier to settle commitments made through Comarco purchase orders that had been placed for Manhattan product that was intended to be sold to Targus. Comarco accrued $380,000 to cost of revenue during the second quarter which represents the amount that was unpaid as of July 31, 2011.
          On September 9, 2011 the Company entered into a Settlement and Amended Cross-License Agreement (the “Agreement”) with iGo, Inc. (formerly Mobility Electronics, Inc.) (“iGo”). The Agreement fully settles previous litigation relating to various patent infringement causes of action that was dismissed without prejudice on May 26, 2009. Additionally the Agreement amends the Compromise Settlement Agreement and Release entered into by the parties on July 12, 2003.

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
          In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended July 31, 2011:
•	On August 5, 2011, the Company and Targus entered into a Release and Settlement Agreement (the “Settlement Agreement”) with respect to all matters concerning the previously announced Recall. In the third quarter, as part of the Settlement Agreement, Targus paid Comarco approximately $290,000 which represents a refund of previous amounts withheld from payment in the first quarter of fiscal 2012. The Company believes that it has accrued and paid for substantially all of its material financial obligations with respect to the Recall.

•	On August 3, 2011, the Company received a letter from Silicon Valley Bank (“SVB”) indicating that an event of default had occurred under the Loan and Security Agreement entered into by and between the Company and SVB on February 11, 2009 (as amended, the “Loan Agreement”). The event of default relates to the Company’s failure to meet the minimum quick ratio financial covenant of “1.25 to 1.00” for each of the periods ending February 28, 2011, March 31, 2011, April 30, 2011, May 31, 2011 and June 30, 2011. The Company’s ability to borrow under the Loan Agreement may continue to be suspended based upon our failure to comply with the quick ratio covenant in the future. Although the Company is currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

•	On January 25, 2011, the Company received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Although Targus confirmed its desire to continue a business relationship with Comarco in its written notification, the nature of our future business relationship remains unclear. At this time, future sales to Targus are uncertain. Sales to Targus accounted for approximately 79 percent of our revenue for the second quarter of fiscal 2011.

•	Revenue for the second quarter of fiscal 2012 decreased to $1.9 million compared to $12.8 million for the second quarter of fiscal 2011. The decrease is primarily attributable to the loss of sales to Targus.

•	On June 30, 2009, we announced that we were selected by Dell Inc. to provide an innovative 90 watt DC adapter for use in automobiles and airplanes. We began shipping this product in the latter part of May 2010 and revenue from sales to Dell totaled $0.4 million during the first quarter of fiscal 2012.

•	We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

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
          An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and six months ended July 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2011.
Results of Operations — Continuing Operations
Revenue
(in thousands except % change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
	2011	2010	2011	2010	Three Months	Six Months
Revenue	$1,926	$12,783	$4,876	$20,297	(85%)	(76%)

Operating income (loss)	$(1,895)	$42	$(3,169)	$(665)

Net income (loss) from continuing operations	$(1,908)	$19	$(3,173)	$(707)

Revenue by Region
(in thousands except % change)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		% Change
	2011	2010	2011	2010	Three Months	Six Months
Revenue:
North America	$303	$10,331	$1,715	$15,929	(97%)	(89%)
Europe	4	19	14	73	(79%)	(81%)
Asia	1,619	2,433	3,147	4,295	(33%)	(27%)

	$1,926	$12,783	$4,876	$20,297

Revenue by Customer
(in thousands except % change)

	Three Months Ended				Six Months Ended				Year over Year
	July 31,				July 31,				% Change
	2011		2010		2011		2010		Three Months	Six Months
		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Revenue:
Dell	314	16%	278	2%	685	14%	278	1%	13%	146%
Lenovo	1,593	83%	2,446	19%	2,947	61%	4,251	21%	(35%)	(31%)
Targus	—	—	10,016	79%	1,174	24%	15,654	77%	(100%)	(93%)
Other	19	1%	43	—	70	1%	114	1%	(56%)	(38%)

	$1,926	100%	$12,783	100%	$4,876	100%	$20,297	100%	(85%)	(76%)

          Revenue for the three and six months ended July 31, 2011 decreased by $10.9 million, or 85 percent, and $15.4 million, or 76 percent, respectively, compared to the corresponding periods of fiscal 2011. The decrease is attributable to the loss of Targus as a customer during fiscal 2012. As previously discussed, on January 25, 2011, we received written notification from Targus of its non-renewal of the Strategic Product Development and Supply Agreement. Additionally, revenue to Lenovo decreased during the three and six months ended July 31, 2011 compared to the corresponding periods of the prior fiscal year. The decrease was due, primarily, to a drop in Lenovo’s business customer demand. Finally, during the second quarter of fiscal 2011, we began shipments of a 90-watt auto-air DC adapter to Dell.

Cost of Revenue and Gross Margin
(in thousands except
margin and % change)

	Three Months Ended				Six Months Ended				Year over Year
	July 31,				July 31,				% Change
	2011		2010		2011		2010		Three Months	Six Months
		% of		% of		% of		% of
		Total		Total		Total		Total
Cost of revenue:
Product cost	$1,187	53%	$9,001	85%	$2,667	53%	$14,003	85%	(87%)	(81%)
Accrued product recall costs	—	—	—	—	350	7%	—	—	—	—
Supplier Settlement	383	17%	—	—	383	8%	—	—	—	—
Fixed supply chain overhead	608	27%	943	9%	1,031	21%	1,739	10%	(36%)	(41%)
Inventory reserve and scrap charges	54	3%	109	1%	575	11%	109	1%	(50%)	428%
Freight, expedite, and other charges	—	—	592	5%	—	—	706	4%	(100%)	(100%)

	$2,232	100%	$10,645	100%	$5,006	100%	$16,557	100%	(79%)	(70%)

	Three Months Ended		Six Months Ended		Year over Year
	July 31,		July 31,		ppt Change
	2011	2010	2011	2010	Three Months	Six Months
Gross margin (loss)	(16%)	17%	(3%)	18%	(33)	(21)
          Cost of revenue for the three and six months ended July 31, 2011 decreased by $8.4 million, or 79 percent, and $11.6 million, or 70 percent, respectively, compared to the corresponding periods of fiscal 2011. These decreases are primarily attributable to the decreases in sales for the three and six months ended July 31, 2011 compared to the comparable prior year periods. During the six months ended July 31, 2011, we recorded an additional accrual of $350,000 for our product Recall. No similar costs were incurred in the comparable periods of the prior fiscal year. During the three and six months ended July 31, 2011, our fixed supply chain overhead costs decreased by $0.3 million and $0.7 million or 36 percent and 41 percent, respectively, when compared to the fixed supply chain overhead costs in the comparable prior year periods. These decreases are a result of measures taken late in the third quarter of fiscal 2011 to reduce personnel and other costs across all departments. Additionally, during the three months ended July 31, 2011 we accrued a charge of $380,000 relating to a settlement reached with a supplier relating to purchase commitments made to support the Targus business. There are no similar charges in the comparable prior year periods. During the first quarter of fiscal 2012 we incurred scrap charges of $0.5 million relating to Manhattan product components that we procured from a supplier during the first quarter of fiscal 2012. The Manhattan product was previously sold to Targus and we have reserved for those components that can only be used in that product. We did not incur any similar charges during the comparable periods of fiscal 2011. During the three and six months ended July 31, 2011 we incurred freight expedite and other charges of $0.6 million and $0.7 million, respectively. These costs were incurred to expedite delivery of Manhattan units to Targus. We had no similar costs in the corresponding periods of the current year.

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended				Six Months Ended
	July 31,				July 31,				Year over Year % Change
	2011		2010		2011		2010		Three Months	Six Months
		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Operating expenses:
SG&A expenses, excluding corporate overhead	$289	15%	$258	2%	$462	9%	$662	3%	12%	(30%)
Corporate overhead	825	43%	952	7%	1,603	33%	1,955	10%	(13%)	(18%)
Engineering and support expenses	475	25%	886	7%	974	20%	1,788	9%	(46%)	(46%)

	$1,589	83%	$2,096	16%	$3,039	62%	$4,405	22%	(24%)	(31%)

          Selling, general, and administrative expenses for the three months ended July 31, 2011 increased $30,000, or 12 percent compared to the corresponding periods of fiscal 2011. The sales and marketing department experienced a recovery of bad debt expense of $88,000 in the second quarter of fiscal 2011 and had no similar recovery in the second quarter of the current fiscal year. Selling, general, and administrative expenses for the six months ended July 31, 2011 decreased $0.2 million, primarily due to a reduction in personnel costs.
          Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.1 million and $0.4 million for the three and six months ended July 31, 2011, respectively when compared to the corresponding periods of the prior fiscal year. The decreases in the current year relate primarily to a reduction in personnel costs. Offsetting these decreases is an accrual for approximately $0.2 million related to an employee termination matter.
          Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2011 decreased $0.4 million, or 46 percent, and $0.8 million, or 46 percent, respectively. The decreases in the current year relate primarily to a reduction in personnel costs. Additionally we experienced decreased material usage, lab fees and testing and certification fees which varies with the timing of new product development for our retail and OEM accessories channels. Additionally, legal fees decreased $0.2 million for the six months ended July 31, 2011 compared to the same period of the prior fiscal year primarily due to fees incurred in the prior fiscal year in support of an employment dispute with a former employee that was resolved.
Other Income (loss), net
          Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. For the three and six months ended July 31, 2011, interest income was negligible. Interest income earned on invested cash balances for the three and six months ended July 31, 2010 totaled $5,000 and $14,000, respectively. Interest expense and loan fee expenses related to our credit facility totaled $13,000 and $38,000 for the three and six months ended July 31, 2011. During the three and six months ended July 31, 2010 we incurred $28,000 and $56,000, respectively in interest expense and amortization of loan fees related to our credit facility. The current year decrease in interest income is due to decreased invested cash balances and decreased interest rates earned on invested cash balances.

Income Tax Benefit
          Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first six months of fiscal 2012, the adjusted net deferred tax assets remain fully reserved as of July 31, 2011.
Discontinued Operations — Wireless Test Solutions (“WTS”)
Income (loss) from Discontinued Operations
(in thousands)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Gain on sale, net of income taxes of $0	$—	$—	$—	$—
Loss from discontinued operations, before taxes	(21)	(594)	(21)	(601)
Income tax expense	—	—	—	—

Loss from discontinued operations	$(21)	$(594)	$(21)	$(601)

          The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by Comarco for the sale of the WTS business to Ascom.
          The fiscal 2011 year to date loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000 which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.
Liquidity and Capital Resources
          Cash and cash equivalents at July 31, 2011 decreased $4.8 million to $1.6 million as compared to $6.4 million at January 31, 2011. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2011	2010
	(in thousands)
Cash used in:
Operating activities	$(3,724)	$(4,338)
Investing activities	(48)	(240)
Financing activities	(1,053)	(56)

Operating Activities
          Cash used in operating activities was $3.7 million for the six months ended July 31, 2011 and was driven by our net loss from continuing operations of $3.2 million. On a combined basis, our accounts payable and accrued liabilities decreased $2.0 million during the six months ended July 31, 2011. Offsetting these uses of cash, we collected a net $1.5 million in accounts receivable.
          Cash used in operating activities was $4.3 million for the six months ended July 31, 2010 and was driven by our net loss from continuing operations of $0.7 million offset by non-cash depreciation of $0.4 million. Additionally our accounts receivable and inventory balances increased by $3.7 million and $0.2 million, during the six months ended July 31, 2010, respectively, primarily as a result of increased sales volumes.
Investing Activities
          During the six months ended July 31, 2011, we purchased $48,000 of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products.
          During the six months ended July 31, 2010, we purchased $0.2 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.
Financing Activities
          On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and matures, on February 9, 2012, at which time, any outstanding principal balance is payable in full.
          During the six months ended July 31, 2011 we repaid our line of credit of $1.0 million and we incurred $53,000 in loan origination fees relating to the renewal of the Loan Agreement with SVB.
          During the six months ended July 31, 2010 we incurred $56,000 in loan origination fees relating to the renewal of the Loan Agreement with SVB.
          On August 3, 2011 we received a letter from SVB indicating that the Company’s failure to meet the minimum quick ratio of 1.25 to 1.00 for each of the periods ended February 28, 2011, March 31, 2011, April 30, 201l, May 31, 2011 and June 30, 2011 constituted an event of default under the Loan Agreement.
          As of the date of this filing, we have no borrowings outstanding under the Loan Agreement and the Company’s ability to borrow under the Loan Agreement may continue to be limited or unavailable based upon our failure to comply with the quick ratio covenant in the future. The Company is currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.
Future Operations and Liquidity Requirements for the Next 12 Months
          As of July 31, 2011 we had working capital of approximately $0.6 million. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. Although the Company is currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.
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

          As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:
•	The ability of our contract manufacturers of our ChargeSource® products to manufacture our products at the level currently anticipated, and the ability of our ChargeSource® products to meet any required specifications.

•	The timing of the development, delivery or release of our ChargeSource® products.

•	Our ability to execute our current strategy of direct sales of our products to consumers.

•	Our ability to raise additional funds, through either debt and/or equity financing.
          We are currently focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our potential future profitability. As we execute on our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected.

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
          Under the direction and participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report on Form 10-Q due to changes in internal control identified below. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
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
          Our management has concluded that, as of July 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from the fact that during the second quarter and thereafter the Company’s finance department has too few employees to have adequate segregation of duties necessary for an appropriate system of internal controls.

     While the lack of effective internal control over financial reporting during the fiscal quarter ended July 31, 2011 did not result in any particular deficiency in our financial reporting for the fiscal quarter ended July 31, 2011, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to either (1) raise additional capital or improve our working capital position to allow us to hire additional accounting staff, or (2) successfully train our existing staff to take on additional responsibilities that will assist us in creating an effective system of internal controls over financial reporting.
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
ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.
Date: September 14, 2011	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2011	/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.