Form 10-Q
period 2011-10-31
COMARCO INC
filed 2011-12-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 2011

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

The registrant had 7,388,194 shares of common stock outstanding as of December 9, 2011.

COMARCO, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER  31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts and par value)

	October 31, 2011	January 31, 2011 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$295	$6,381
Accounts receivable due from customers, net of reserves of $13 and $53	2,337	3,550
Accounts receivable due from suppliers, net of reserves of $85 and $67	692	724
Inventory, net of reserves of $1,577 and $1,581	1,324	1,521
Other current assets	162	165

Total current assets	4,810	12,341
Property and equipment, net	149	420
Restricted cash	92	—

Total assets	$5,051	$12,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,436	$5,180
Accrued liabilities	1,570	2,762
Line of credit	—	1,000

Total current liabilities	5,006	8,942
Deferred rent, net of current portion	59	—

Total liabilities	5,065	8,942

Commitments and Contingencies
Stockholders’ Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2011 and January 31, 2011	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,388,194 shares issued and outstanding at October 31, 2011 and 7,343,869 issued and outstanding at January 31, 2011	733	733
Additional paid-in capital	15,420	15,299
Accumulated deficit	(16,167)	(12,213)

Total stockholders’ equity (deficit)	(14)	3,819

Total liabilities and stockholders’ equity (deficit)	$5,051	$12,761

(A)	Derived from the audited consolidated financial statements as of January 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenue	$2,252	$5,484	$7,128	$25,781
Cost of revenue	1,926	4,765	6,932	21,322

Gross profit	326	719	196	4,459

Selling, general, and administrative expenses	563	1,302	2,628	3,919
Engineering and support expenses	497	775	1,471	2,563

	1,060	2,077	4,099	6,482

Operating loss	(734)	(1,358)	(3,903)	(2,023)
Other loss, net	(26)	(32)	(28)	(74)

Loss from continuing operations before income taxes	(760)	(1,390)	(3,931)	(2,097)
Income tax benefit (expense)	—	75	(2)	75

Net loss from continuing operations	(760)	(1,315)	(3,933)	(2,022)
Loss from discontinued operations, net of income taxes	—	—	(21)	(601)

Net loss	$(760)	$(1,315)	$(3,954)	$(2,623)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.10)	$(0.18)	$(0.54)	$(0.28)
Net loss from discontinued operations	—	—	—	(0.08)

	$(0.10)	$(0.18)	$(0.54)	$(0.36)

Weighted average common shares outstanding:
Basic	7,382	7,331	7,356	7,328

Diluted	7,382	7,331	7,356	7,328

Common shares outstanding	7,388	7,344	7,388	7,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,954)	$(2,623)
Loss from discontinued operations	21	601
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	342	575
(Gain) loss on sale/retirement of property and equipment	(1)	1
Loan origination fees	53	69
Stock-based compensation expense	121	248
Provision for doubtful accounts receivable	22	(91)
Provision for obsolete inventory	(5)	(454)
Changes in operating assets and liabilities:
Accounts receivable due from customers	1,173	3,045
Accounts receivable due from suppliers	50	(497)
Inventory	202	(547)
Other assets	3	(163)
Accounts payable	(1,744)	5,052
Deferred rent	59	(63)
Accrued liabilities	(1,192)	(8,930)
Tax liability	—	(33)

Net cash used in operating activities of continuing operations	(4,850)	(3,810)
Net cash used in operating activities of discontinued operations	(21)	(601)

Net cash used in operating activities	(4,871)	(4,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71)	(339)
Proceeds from sale of property and equipment	1	—
Increase in restricted cash	(92)	—

Net cash used in investing activities	(162)	(339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit repayment	(1,000)	—
Loan origination fees	(53)	(69)

Net cash used in financing activities	(1,053)	(69)

Net decrease in cash and cash equivalents	(6,086)	(4,819)
Cash and cash equivalents, beginning of period	6,381	10,127

Cash and cash equivalents, end of period	$295	$5,308

Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$42

Cash paid for income taxes, net of refunds	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Future Operations, Change in Strategy, Liquidity and Capital Resources:

The Company has experienced substantial pre-tax losses from continuing operations for the nine months ended October 31, 2011 and 2010 totaling $3.9 million and $2.1 million, respectively. In addition, the Company experienced pre-tax losses from operations for fiscal year 2011 totaling $5.4 million. The condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. The Company’s future is highly dependent on its ability to sell its products at a profit, obtain liquidity, and its ultimate return to overall profitability. During the third quarter of fiscal 2012 the Company had two customers, Lenovo and Dell, both of which are original equipment manufacturers, or “OEM’s.”

During the second quarter of fiscal 2012 the Company decided to change its sales strategy to sell its products directly to consumers. Although we plan to continue to sell select products in the OEM channel, we believe that we can increase sales and margins by also selling our products direct to consumers. To implement this strategy, we plan to launch our website to sell our newest generation of AC adapter. Our current expectation is that we will launch our website during the fourth quarter of fiscal 2012. However, there can be no assurance that the Company will be able to successfully achieve its sales volume initiatives through the launch of its new website and the failure to achieve such initiatives could have a material adverse effect on the Company’s operations and financial condition.

The Company had negative working capital totaling approximately $0.2 million at October 31, 2011. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs.

On September 15, 2011, the Company received a letter from Silicon Valley Bank (“SVB”) terminating the Loan and Security Agreement entered into by and between the Company and SVB on February 11, 2009 (as amended, the “Loan Agreement”) effective as of September 22, 2011. The termination of the Loan Agreement was due to the Company’s failure to meet the minimum quick ratio financial covenant of “1.25 to 1.00” for each of the periods ending February 28, 2011, March 31, 2011, April 30, 2011, May 31, 2011, June 30, 2011 and July 31, 2011. The Loan Agreement’s original maturity date was February 9, 2012. Although the Company is currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Basis of Presentation:

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2011. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2012.

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

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

On April 30, 2010, the United States Consumer Product Safety Commission (“CPSC”) announced a product safety recall (the “Recall”) concerning approximately 500,000 units of our ChargeSource® 90-watt universal AC power adapter sold to our distributer, Targus from June 2009 through March 2010. During the fourth quarter of fiscal 2010, the Company recorded an accrual of $4.6 million related to the Recall. The Company’s methodology for estimating the costs for the Recall involved estimating future costs to be incurred to replace the recalled adapters based on expected returns and the costs to conduct the Recall, particularly communication, replacement, and transportation costs. Another aspect of the estimate involves Comarco’s assessment of Targus’ and Comarco’s respective obligations regarding returned product. During the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company recorded additional accruals of $0.3 million and $0.4 million, respectively, related to the Recall. During the third quarter of fiscal 2012, Targus and Comarco entered into a Release and Settlement Agreement (the “Settlement Agreement”) with respect to all matters concerning the Recall. In the third quarter, as part of the Settlement Agreement, Targus paid Comarco approximately $290,000 which represents a refund of previous amounts withheld from payment. The Company believes that it has accrued and paid for substantially all of its material financial obligations with respect to the Recall.

In the fourth quarter of fiscal 2012, also as part of the Settlement Agreement, Targus paid Comarco approximately $108,000 which represents a refund of previous amounts withheld from payment by Targus for Manhattan units, not subject to the Recall, returned as defective that were later re-tested and found to be without defect.

Reclassifications:

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

Impairment or Disposal of Long-lived Assets:

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We did not recognize any impairment charges during the three or nine months ended October 31, 2011.

Fair Value of Financial Instruments:

The Company’s financial instruments included in the interim condensed consolidated balance sheet include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

3.	Discontinued Operations

The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”) to sell the Wireless Test Solutions (“WTS”) business and related assets.

Operating results of the WTS discontinued operations are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Revenues	$—	$—	$—	$—

Income (loss) from discontinued operations:
Gain on sale, net of taxes of $0	$—	$—	$—	$—
Loss from discontinued operations, before taxes	—	—	(21)	(601)
Income tax expense	—	—	—	—

Total loss from discontinued operations	$—	$—	$(21)	$(601)

The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by Comarco for the sale of the WTS business to Ascom.

The fiscal 2011 year to date loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000, which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to Comarco’s legal fees incurred relating to the matter.

4.	Stock-Based Compensation

The Company grants stock awards for a fixed number of shares to employees, consultants, and directors with an exercise price equal to the fair value of the shares at the date of grant.

The Company accounts for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the Company’s current estimates. Further, estimates of fair value are not intended to predict actual future events or the value ultimately received by persons who receive stock awards.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The stock-based compensation expense is summarized in the table below (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Total stock-based compensation expense	$26	$104	$121	$248

Impact on basic and diluted earnings per share	$0.00	$0.01	$0.02	$0.03

The total compensation cost related to nonvested awards not yet recognized is approximately $265,000, which will be expensed over a weighted average remaining life of 15.6 months.

During the nine months ended October 31, 2011, 295,000 restricted stock units were granted and no stock options were granted. During the nine months ended October 31, 2010, 80,000 restricted stock units were granted and 10,000 stock options were granted. No stock awards were granted during the three months ended October 31, 2011 and 2010. The fair value of the restricted stock units granted during the nine months ended October 31, 2011 was estimated using the weighted-average stock price on the date of the grants of $0.33 and a weighted-average forfeiture rate of 9.3 percent. The fair value of the restricted stock units granted during the nine months ended October 31, 2010 was estimated using the stock price on the date of the grant of $2.35 and a forfeiture rate of 8.2 percent. The fair value of the 10,000 options granted under the Company’s stock option plans during the nine months ended October 31, 2010 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

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

The Company’s Director Stock Option Plan (the “Director Plan”) expired in December 2010, and the Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans provided for 637,500 and 825,000 shares issuable, respectively. As of October 31, 2011, the Director Plan and Employee Plan had stock options outstanding of 70,500 and 55,000, respectively. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and was subsequently amended at its annual shareholders meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares. In July 2011, the Company’s shareholders approved the 2011 Equity Incentive Plan (the “2011” Plan) covering 750,000 shares of common stock, as well as the shares that remained available for issuance under the 2005 Plan plus shares that were the subject of outstanding awards under the 2005 Plan, which again become available for grant under that plan. Thus, the 2011 Plan combines the 2011 Plan and the 2005 Plan. Under the 2011 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. In addition, under the 2011 Plan, awards vest or become exercisable in installments determined by the

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

compensation committee of the Company’s Board of Directors. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

Transactions and other information related to stock options granted under these plans for the nine months ended October 31, 2011 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2011	1,022,500	$2.81
Options granted	—	—
Options canceled or expired	(507,500)	1.70
Options exercised	—	—

Balance, October 31, 2011	515,000	$3.93

Stock Options Exercisable at October 31, 2011	292,050	$6.10

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the nine months ended October 31, 2011 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2011	98,928	$2.56
RSU’s granted	295,000	0.33
RSU’s canceled or expired	(85,952)	1.63
Common Stock Issued	(44,325)	2.40

Balance, October 31, 2011	263,651	$0.39

As of October 31, 2011, the stock awards outstanding have an intrinsic value of $1,800, based on a closing market price of $0.28 per share on October 31, 2011. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2011:

	Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise/Grant Price	Number Exercisable	Weighted-Avg. Exercise/Grant Price
$0.26 to 4.90	597,151	3.92	$0.88	110,550	$1.61
6.29 to 9.89	121,500	2.57	7.89	121,500	7.89
10.43 to 11.60	60,000	3.52	10.72	60,000	10.72

	778,651	3.68 years	2.73	292,050	6.1

At October 31, 2011, shares available for future grants were 1,135,224.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2011 and 2010, basic and diluted loss per share were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 6,245 and 5,444 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2011, as the effect would have been antidilutive. Similarly, potential common shares of 243,251 and 272,148 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2010, as the effect would have been antidilutive.

7.	Customer and Supplier Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended October 31,
	2011		2010
	(In thousands)
Total revenue	$2,252	100%	$5,484	100%

Customer concentration:
Dell Inc. and affiliates	$376	17%	$178	3%
Targus Group International, Inc.	—	—	3,154	58%
Lenovo Information Products Co., Ltd.	1,826	81%	2,109	38%

	$2,202	98%	$5,441	99%

	Nine Months Ended October 31,
	2011		2010
	(In thousands)
Total revenue	$7,128	100%	$25,781	100%

Customer concentration:
Dell Inc and affiliates	$1,061	15%	$456	1%
Targus Group International, Inc.	$1,174	16%	$18,808	73%
Lenovo Information Products Co., Ltd.	4,773	67%	6,360	25%

	$7,008	98%	$25,624	99%

On January 25, 2011, Targus provided us with written notification of non-renewal of the Strategic Product Development and Supply Agreement, under which we had been selling our products to Targus. As such, there is no revenue from Targus in the third quarter of fiscal 2012, nor do we expect revenue to be generated from Targus in the future.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either October 31, 2011 or January 31, 2011 are listed below (in thousands):

	October 31, 2011		January 31, 2011
Total gross accounts receivable due from customers	$2,350	100%	$3,603	100%

Customer concentration:
Dell Inc and affiliates	$396	17%	$434	12%
Targus Group International, Inc.	—	—	471	13%
Lenovo Information Products Co., Ltd.	1,940	82%	2,683	74%

	$2,336	99%	$3,588	99%

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either October 31, 2011 or January 31, 2011 are listed below (in thousands).

	October 31, 2011		January 31, 2011
Total gross accounts receivable due from suppliers	$777	100%	$791	100%

Customer concentration:
Edac Power Electronics Co. Ltd.	$532	68%	$532	67%
Flextronics Electronics	80	10%	99	13%
Zheng Ge Electrical Co., Ltd.	122	16%	122	15%

	$734	94%	$753	95%

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant contract manufacturers or suppliers could adversely affect our operations. For the three months ended October 31, 2011, one of our contract manufacturers provided 41 percent of total product costs. For the three months ended October 31, 2010 two of our contract manufacturers provided an aggregate of 98 percent of total product costs. For the nine months ended October 31, 2011 and 2010, two of our contract manufacturers provided an aggregate of 88 and 91 percent of total product costs, respectively.

At October 31, 2011, approximately $3.1 million or 89 percent, of the Company’s accounts payable of $3.4 million was payable to two contract manufacturers, Chicony Power Technology Co., Ltd., (“Chicony”) and Edac Power Electronics Co. Ltd., (“Edac”). Chicony was the manufacturer of the Bronx product which was subject to the Recall and we are currently in litigation with Chicony (see Note 11). Edac was the manufacturer of the Manhattan product sold to Targus. At the present time we are in negotiations with this supplier to create a long-term payment plan. At January 31, 2011, approximately $660,000 or 13 percent, of the Company’s accounts payable of $5.2 million, was payable to Flextronics Electronics, one of our contract manufacturers. Additionally, at January 31, 2011 approximately $2.6 million or 51 percent and $1.1 million or 21 percent of the Company’s total accounts payable was due to Edac and Chicony, respectively, two additional contract manufacturers. As of October 31, we have a nominal accounts payable balance to Flextronics Electronics.

Additionally, at October 31, 2011, approximately $0.3 million or 48 percent of total uninvoiced materials and services of $0.7 million, included in accrued liabilities was payable to Zhengge Electrical Co. Ltd. At January 31, 2011, approximately $0.7 million or 45 percent of total uninvoiced materials and services of $1.6 million, included in accrued liabilities were payable to Flextronics Electronics and Zhengge Electrical Co. Ltd.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

8.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	October 31, 2011	January 31, 2011
Raw materials	$976	$875
Finished goods	348	646

	$1,324	$1,521

As of October 31, 2011, approximately $291,000 of total inventory was located at our corporate headquarters. The remaining balance was located at various contract manufacturer locations primarily in China.

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

	As of And For the Nine Months Ended October 31,
	2011	2010
Beginning balance	$310	$4,759
Accruals for warranties issued during the period	318	258
Utilization	(548)	(4,790)

	$80	$227

The Company believes that the balance remaining as of October 31, 2011 is adequate to cover our standard warranty costs. As discussed in Note 2 (Summary of Significant Accounting Policies – Use of Estimates) Targus and Comarco entered into a Release and Settlement Agreement (the “Settlement Agreement”) with respect to all matters concerning the Recall in August 2011. In the third quarter, as part of the Settlement Agreement, Targus paid Comarco approximately $290,000 which represents a refund of previous amounts withheld from payment. During the third quarter, Comarco recorded approximately $100,000 of the payment received from Targus as a reduction of previously recorded accruals for the Recall, which amount represents the Company’s estimate of the payment amount in excess of Recall warranty costs.

10.	Loan Agreement

On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and originally matured, on February 9, 2012, at which time, any outstanding principal balance was to become payable in full.

On September 15, 2011, the Company received a letter from SVB terminating the Loan Agreement effective September 22, 2011. We currently have no borrowings outstanding under the Loan Agreement. The Company is currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

COMARCO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from SVB to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit from SVB is collateralized by cash in a separate bank account. This amount is included in restricted cash in the condensed consolidated balance sheet at October 31, 2011. Prior to the third quarter of fiscal 2012, the letter of credit was treated as a reduction in available borrowings available to the Company under the Loan Agreement.

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

On December 8, 2011, the Company executed a license agreement with Cooler Master USA, Inc. (“Cooler Master”) which provides for license revenue to be paid to Comarco on future sales of Cooler Master’s products that utilize technology developed and patented by Comarco.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements included in this report. Additionally, statements concerning future matters are forward-looking statements.

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

Forward-looking statements in this report include those related to our objectives; the launch of our website; our current products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; and our ability to raise additional funds. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements, including but not limited to the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from a limited number of customers; unexpected difficulties and delays associated with our efforts to launch our website or to obtain cost reductions and achieve higher sales volumes for our ChargeSource® products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors, including failure from significant reductions in demand from earlier anticipated levels; risks related to market acceptance of our products and our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; and costs and potential adverse determinations arising out of adverse proceedings or litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot provide assurances that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC, and those contained in the Company’s other filings with the SEC.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended October 31, 2011:

•

On September 15, 2011, the Company received a letter from Silicon Valley Bank (“SVB”) terminating the Loan and Security Agreement entered into by and between the Company and SVB on February 11, 2009 (as amended, the “Loan Agreement”) effective September 22, 2011. The termination of the Loan Agreement was due to the Company’s failure to meet the minimum quick ratio financial covenant of “1.25 to 1.00” for each of the periods ending February 28, 2011, March 31, 2011, April 30, 2011, May 31, 2011, June 30, 2011 and July 31, 2011. Although the Company is currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

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

•

On January 25, 2011, the Company received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). At this time, we do not expect future sales to Targus. Sales to Targus accounted for approximately 58 percent of our revenue for the third quarter of fiscal 2011.

•

Revenue for the third quarter of fiscal 2012 decreased to $2.2 million compared to $5.5 million for the third quarter of fiscal 2011. The decrease is primarily attributable to the loss of sales to Targus.

•

We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those development programs and products that we believe will most likely contribute to our profitability.

We have a history of net losses and our future is dependent upon our ability to achieve, and sustain, overall profitability. We have experienced substantial pre-tax losses from continuing operations for the nine months ended October 31, 2011 and 2010 totaling $3.9 million and $2.1 million, respectively. Our future is highly dependent on our ability to achieve, and sustain, overall profitability. To accomplish this, we must increase the sales volumes of our ChargeSource® products from the levels achieved during fiscal 2012.

During the second quarter of fiscal 2012 we decided to change our sales strategy to sell our products directly to consumers. Although we plan to continue to sell select products in the OEM channel, we believe that we can increase sales and margins by also selling our products direct to consumers. To implement this strategy, we plan to launch our website to sell our newest generation of AC adapter. Our current expectation is that we will launch our website during the fourth quarter of fiscal 2012. However, there can be no assurance that the Company will be able to successfully achieve its sales volume initiatives through the launch of its new website and the failure to achieve such initiatives could have a material adverse effect on the Company’s operations and financial condition.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2011 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2011.

Results of Operations – Continuing Operations

Revenue

(in thousands except % change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2011	2010	2011	2010	Three Months	Nine Months
Revenue	$2,252	$5,484	$7,128	$25,781	(59%)	(72%)

Operating loss	$(734)	$(1,358)	$(3,903)	$(2,023)

Net loss from continuing operations	$(760)	$(1,315)	$(3,933)	$(2,022)

Revenue by Region

(in thousands except % change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2011	2010	2011	2010	Three Months	Nine Months
Revenue:
North America	$362	$3,163	$2,078	$19,092	(89%)	(89%)
Europe	22	12	35	85	83%	(59%)
Asia	1,868	2,309	5,015	6,604	(19%)	(24%)

	$2,252	$5,484	$7,128	$25,781

Revenue by Customer

(in thousands except % change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2011		2010		2011		2010		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Dell	$376	17%	$178	3%	$1,061	15%	$456	1%	111%	133%
Lenovo	1,826	81%	2,109	38%	4,773	67%	6,360	25%	(13%)	(25%)
Targus	—	—	3,154	58%	1,174	16%	18,808	73%	(100%)	(94%)
Other	50	2%	43	1%	120	2%	157	1%	16%	(24%)

	$2,252	100%	$5,484	100%	$7,128	100%	$25,781	100%	(59%)	(72%)

Revenue for the three and nine months ended October 31, 2011 decreased by $3.2 million, or 59 percent, and $18.7 million, or 72 percent, compared to the corresponding periods of fiscal 2011. The decrease is attributable to the loss of Targus as a customer during fiscal 2012. As previously discussed, on January 25, 2011, we received written notification from Targus of its non-renewal of the Strategic Product Development and Supply Agreement. Additionally, revenue to Lenovo decreased during the three and nine months ended October 31, 2011 by $0.3 million and $1.6 million, compared to the corresponding periods of the prior fiscal year. The decrease was due, primarily, to a drop in Lenovo’s business customer demand. Offsetting this decrease, revenue to Dell increased by $0.2 million and $0.6 million for the three and nine months ended October 31, 2011 compared to the comparable periods of the prior fiscal year.

Cost of Revenue and Gross Margin

(in thousands except

margin and change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2011		2010		2011		2010		Three Months	Nine Months
		% of Total		% of Total		% of Total		% of Total
Cost of revenue:
Product cost	$1,385	72%	$3,941	83%	$4,052	58%	$17,945	84%	(65%)	(77%)
Accrued product recall costs	(103)	(5%)	—	—	247	4%	—	—	—	—
Supplier settlement	—	—	—	—	383	6%	—	—	—	—
Fixed supply chain overhead	422	22%	799	17%	1,453	21%	2,537	12%	(47%)	(43%)
Inventory reserve and scrap charges	222	11%	—	—	797	11%	101	—	100%	689%
Freight, expedite, and other charges	—	—	25	—	—	—	739	4%	(100%)	(100%)

	$1,926	100%	$4,765	100%	$6,932	100%	$21,322	100%	(60%)	(67%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2011	2010	2011	2010	Three Months	Nine Months
Gross margin	14%	13%	3%	17%	1	(14)

Cost of revenue for the three and nine months ended October 31, 2011 decreased by $2.8 million, or 60 percent, and $14.4 million, or 67 percent, respectively, compared to the corresponding periods of fiscal 2011. These decreases are primarily attributable to the decreases in sales for the three and nine months ended October 31, 2011 compared to the comparable prior year periods. During the first quarter of fiscal 2012, we recorded an additional accrual of $350,000 for our product Recall, however $103,000 of that amount was recovered in the third quarter due to a payment received from Targus pursuant to our Settlement Agreement. No similar costs were incurred in the comparable periods of the prior fiscal year. During the three and nine months ended October 31, 2011, our fixed supply chain overhead costs decreased by $0.4 million and $1.1 million or 47 percent and 43 percent, respectively, when compared to the fixed supply chain overhead costs in the comparable prior year periods. These decreases are a result of measures taken late in the third quarter of fiscal 2011 to reduce personnel and other costs across all departments. Additionally, during the second quarter of fiscal 2012 we accrued a charge of $380,000 relating to a settlement reached with a supplier relating to purchase commitments made to support the Targus business. There are no similar charges in the comparable prior year periods. During the first quarter of fiscal 2012 we incurred scrap charges of $0.5 million relating to Manhattan product components that we procured from a supplier during the first quarter of fiscal 2012. The Manhattan product was previously sold to Targus and we have reserved for those components that can only be used in that product. During the third quarter of fiscal 2012 we incurred scrap charges of $0.2 million relating to reserves taken against slow-moving inventory. We did not incur any similar charges during the comparable periods of fiscal 2011. During the nine months ended October 31, 2011 we incurred freight expedite and other charges of $0.7 million. These costs were incurred to expedite delivery of Manhattan units to Targus. We had no similar costs in the corresponding periods of the current year.

Operating Costs and Expenses

(in thousands except % change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2011		2010		2011		2010		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses, excluding corporate overhead	$140	6%	$363	7%	$602	8%	$1,025	4%	(61%)	(41%)
Corporate overhead	423	19%	939	17%	2,026	28%	2,894	11%	(55%)	(30%)
Engineering and support expenses	497	22%	775	14%	1,471	21%	2,563	10%	(36%)	(43%)

	$1,060	47%	$2,077	38%	$4,099	57%	$6,482	25%	(49%)	(37%)

Selling, general, and administrative expenses for the three and nine months ended October 31, 2011 decreased $0.2 million, or 61 percent and $0.4 million, or 41 percent, respectively compared to the corresponding periods of fiscal 2011. The decreases in selling, general, and administrative expenses for the three and nine months ended October 31, 2011 were primarily due to a reduction in personnel costs.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.5 million and $0.9 million for the three and nine months ended October 31, 2011, respectively when compared to the corresponding periods of the prior fiscal year. The decreases in the current year relate primarily to a reduction in personnel costs as well as other expenses including insurance premiums, audit fees, and professional service fees related to Sarbanes-Oxley compliance.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2011 decreased $0.3 million, or 36 percent, and $1.1 million, or 43 percent, respectively. The decreases in the current year relate primarily to a reduction in personnel costs. Additionally we experienced decreased material usage, lab fees and testing and certification fees which varies with the timing of new product development for our retail and OEM accessories channels.

Other Income (loss), net

Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our credit facility. For the three and nine months ended October 31, 2011, interest income totaled $0 and $2,000, respectively. Interest expense and loan fee expenses related to our credit facility totaled $26,000 and $65,000 for the three and nine months ended October 31, 2011. Interest income earned on invested cash balances for the three and nine months ended October 31, 2010, totaled $2,000 and $16,000, respectively. During the three and nine months ended October 31, 2010, we incurred $34,000 and $90,000, respectively in interest expense and amortization of loan fees related to our credit facility. The current year decrease in interest income is due to decreased invested cash balances. In addition to interest income, we recorded other income of $35,000 in fiscal 2012 related to a final distribution of the sale of our investment in SwissQual AG from fiscal 2006.

Income Tax Benefit

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first nine months of fiscal 2012, the adjusted net deferred tax assets remain fully reserved as of October 31, 2011.

During the third quarter of fiscal 2011, the Company recorded a pre-tax net loss of $1.4 million and recorded an income tax benefit of $75,000 on a combined basis. The tax benefit recorded in the third quarter related to a reduction of $33,000 in our recorded tax liability in conjunction with the normal expiration of the statute of limitations in various states and an adjustment to our income tax receivable of $42,000 upon the filing of our consolidated tax returns for the fiscal year ended January 31, 2010.

Discontinued Operations – Wireless Test Solutions (“WTS”)

Income (loss) from Discontinued Operations

(in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Gain on sale, net of income taxes of $0	$—	$—	$—	$—
Loss from discontinued operations, before taxes	—	—	(21)	(601)
Income tax expense	—	—	—	—

Loss from discontinued operations	$—	$—	$(21)	$(601)

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

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2011 decreased $6.1 million to $0.3 million as compared to $6.4 million at January 31, 2011. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2011	2010
	(in thousands)
Cash used in:
Operating activities	$(4,871)	$(4,411)
Investing activities	$(162)	$(339)
Financing activities	$(1,053)	$(69)

Operating Activities

Cash used in operating activities was $4.9 million for the nine months ended October 31, 2011 and was driven by our net loss from continuing operations of $3.9 million offset by non-cash depreciation and stock-based compensation expense of $0.5 million. On a combined basis, our accounts payable and accrued liabilities decreased $2.9 million during the nine months ended October 31, 2011. Offsetting these uses of cash, we collected a net $1.2 million in accounts receivable.

Cash used in operating activities of $4.4 million for the nine months ended October 31, 2010 was driven by our net loss of $2.6 million offset by non-cash depreciation of $0.6 million. Additionally, on a combined basis, our accounts payable and accrued liabilities decreased $3.9 million related to supplier payments as well as Recall related expenditures. Partially offsetting the net decline in these liabilities was a net decrease in accounts receivable due from customers and suppliers of $2.5 million. Additionally, in fiscal 2011 our provision for obsolete inventory decreased by $0.5 million due to the consumption of inventory that had been fully reserved.

Investing Activities

During the nine months ended October 31, 2011, we purchased $0.1 million of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products. Additionally, during the third quarter of fiscal 2012, our security deposit of $77,000 for our corporate lease became collateralized by cash in a separate bank account. Prior to the third quarter of fiscal 2012, the letter of credit was treated as a reduction in available borrowings available to the Company under the Loan Agreement.

During the nine months ended October 31, 2010, we purchased $0.3 million of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products.

Financing Activities

On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and had an original maturity date of February 9, 2012, at which time, any outstanding principal balance was to become payable in full.

During the nine months ended October 31, 2011 we repaid our line of credit of $1.0 million and we incurred $53,000 in loan origination fees relating to the renewal of the Loan Agreement with SVB.

During the nine months ended October 31, 2010 we incurred $69,000 in loan origination fees relating to the renewal of our Loan Agreement with SVB.

On September 15, 2011, the Company received a letter from SVB terminating the Loan Agreement effective September 22, 2011. The termination of the Loan Agreement was due to the Company’s failure to meet the minimum quick ratio financial covenant of “1.25 to 1.00” for each of the periods ending February 28, 2011, March 31, 2011, April 30, 2011, May 31, 2011, June 30, 2011 and July 31, 2011.

We currently have no borrowings outstanding under the Loan Agreement. The Company is currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

Future Operations and Liquidity Requirements for the Next 12 Months

As of October 31, 2011 we had negative working capital of approximately $0.2 million. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. Although the Company is currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

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

Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management believes that a disclosure control and procedure system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Under the direction and participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2011 due to the continuing ineffectiveness of our internal controls over financial reporting discussed below.

Changes in Internal Control Over Financial Reporting

“Internal control over financial reporting” is a process designed by, or under the supervision of, the issuer’s Principal Executive Officer and Principal Financial Officer, and effected by the issuer’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management has concluded that, as of October 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal quarter ended October 31, 2011 did not result in any particular deficiency in our financial reporting for the fiscal quarter ended October 31, 2011, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to either (1) raise additional capital or improve our working capital position to allow us to hire additional staff, or (2) successfully train our existing staff to take on additional responsibilities that will assist us in creating an effective system of internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chicony Power Technology Co. Ltd. (“Chicony”) vs. Comarco, Inc., Case No. 30-2011 Superior Court of California. On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that is the subject of the Recall, filed a complaint against the Company for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. The Company denies liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which the Company believes resulted in the Recall of the product. The outcome of this matter is not determinable as of the date of the filing of this report on Form 10-Q.

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

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: December 15, 2011	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2011	/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.