Form 10-K
period 2012-01-31
COMARCO INC
filed 2012-04-30
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 29, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2 million, based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of April 25, 2012 was 7,463,194.

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

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2012

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

ITEM 1. BUSINESS

General

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “us,” “our,” “Comarco,” or the “Company”), is the leading developer and designer of innovative mobile power products. These standalone, multi-function mobile power adapters are used to simultaneously power and charge notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2012” refers to our fiscal year that ended on January 31, 2012.

We file or furnish annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available free of charge to the public via EDGAR through the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website at http://www.cmro.com as soon as reasonably practical following the time that they are filed with or furnished to the SEC. In addition, any document we file or furnish with the SEC can be read at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. For further information regarding the operation of the Public Reference Room, please call the SEC at (800) SEC-0330.

Our Business

Our business addresses the needs of today’s mobile culture by providing innovative charging solutions for the myriad of battery powered devices most all consumers use today. Our innovative technology allows the consumer to charge multiple devices from a single charger, eliminating the need to carry multiple chargers while traveling. This technology was developed by Comarco and we own an extensive patent portfolio related to this technology.

Products

Our current and planned product offerings consist of standalone AC, DC, and AC/DC multi-function power adapters designed for the ideal mix of power output and functionality for most retail, original equipment manufacturer (“OEM”), and enterprise customers. Our ChargeSource® products vary power output, allowing those who use multiple rechargeable electronic devices to carry just one power adapter to support multiple electronic devices. By simply changing the compact SmartTip® connected to the end of the output cable, our standalone power adapters are capable of simultaneously charging and powering multiple devices from all major consumer electronics companies, including most notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable consumer electronic devices without requiring a peripheral product or extra cable.

We believe our patented electrical designs will allow us to continue to offer customers cutting edge technology while significantly decreasing the size and weight of our devices compared to those offered by our competitors, as well as reducing the number of chargers customers need to carry to power multiple devices.

Marketing, Sales, and Distribution

Current demand for our mobile power products can be categorized into the following two distinct channels:

•	Retail; and

•	OEM-branded accessories.

Retail

To reach the retail consumer, we have historically entered into exclusive distribution agreements with a single distributor of consumer electronics products. During the second quarter of fiscal 2012 we changed our retail sales strategy to sell our products directly to consumers. To implement this strategy, we launched a retail website www.chargesource.com during the fourth quarter of fiscal 2012 to sell our newest generation of AC adapter branded ChargeSource®. The new direct-to-consumer sales strategy is expected to increase our gross profit margin earned on product sales. We are currently working on innovative and disruptive marketing and branding strategies that highlight the superior functionality of our best-in-class product to drive consumers to our website to purchase a ChargeSource® product. There can be no assurance that we will be able to successfully achieve our sales volume initiatives through the launch of our new website and the failure to achieve such initiatives could have a material adverse effect on our operations and financial condition.

Previously, our distribution partner would brand our products and distribute them to retailers, focusing on national “big-box” retail chains and office superstores. On March 16, 2009, we entered into a Strategic Product Development and Supply Agreement with Targus Group International, Inc. (the “Targus Agreement”). Under the Targus Agreement, we sold certain mobile power supply products exclusively to Targus, and Targus purchased such products and any products substantially similar to such products exclusively from Comarco; provided, however, that the Targus Agreement did not prohibit Comarco from selling any mobile power supply products covered by the Targus Agreement to OEMs that sell such products under their own name as long as such products did not incorporate any intellectual property of Targus. The Targus Agreement did not require Targus to purchase any specified number of units. On January 25, 2011, we received written notification from Targus of non-renewal of the Targus Agreement. We do not expect any future revenue from sales to Targus in the future. We began shipping products to Targus in June 2009 and revenues generated from shipments to Targus totaled $1.2 million and $19.3 million, or 15 percent and 67 percent of total fiscal 2012 and fiscal 2011 revenue, respectively.

OEM-branded accessories

While we believe that we can increase sales and margins by selling our products directly to consumers, we plan to continue to sell select products in the OEM channel. The notebook computer OEMs offer an expansive selection of notebook computer accessories through their on-line retail portals, catalogs, and other channels. Many of these accessories have been designed to OEM specifications to be compatible with and/or to complement their specific notebook computers. Typically, the OEMs will brand these products and market them in conjunction with the sale of their notebook computers.

Late in the fourth quarter of fiscal 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed and manufactured to the industry-leading stringent specifications of Lenovo Information Products Co., Ltd. (“Lenovo”), a leading notebook computer OEM. Commencing late in the third quarter of fiscal 2010, we began shipments to Lenovo of our newest generation adapter, the “Slim and Light” product. Revenues generated from sales to Lenovo for fiscal years 2012 and 2011 of the “Slim and Light” product totaled $5.3 million and $8.5 million, or 66 percent and 29 percent of revenues, respectively. Our fiscal 2012 sales decline to Lenovo was attributable primarily to fourth quarter production delays. As of the first quarter of fiscal 2013, we have resolved the cause of the delays and shipments have resumed.

In addition, on June 30, 2009, we announced that we were selected by Dell Inc. (“Dell”) to provide an innovative 90-watt DC adapter for use in automobiles and airplanes. We began shipping this product in May 2010. Revenue from sales to Dell totaled $1.4 million and $0.9 million, or 17 percent and 3 percent of revenues during fiscal 2012 and 2011, respectively. During fiscal 2012 we informed Dell that we were exiting this business for financial reasons. We made this decision due to several factors, including low margins earned on the product, administrative costs of managing delivery, inventory transfers, invoicing, and collection to multiple Dell third party warehouses and affiliates and the relatively flat sales volumes. We have ceased manufacturing the Dell product and expect the final sales to Dell to be delivered in the first quarter of fiscal 2013.

Competition

The industry in which we compete for the sale of our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our currently marketed products are, and we expect that any future products we commercialize will be, subject to this intense competition. Numerous product manufacturers, including Delta Electronics, Inc., iGo, Inc., Belkin, Kensington, and American Power Conversion, sell products that compete directly with our products. Mobile telephone and personal computer OEMs also deliver competitors’ products to the market for our standalone power adapters. Many of these distributors and manufacturing competitors are larger and have greater financial resources than we do. In addition, they may have more established distribution networks, entrenched relationships with OEMs, and greater experience in launching, marketing, distributing and selling products. We believe that the patents that cover our products provide us with competitive advantages.

To compete successfully in this market, we believe we must:

•	Succeed in our newly launched direct-to-consumer sales model;

•	Differentiate our offerings through innovation and development of new or enhanced products;

•	Provide adequate customer service and support for our products;

•	Maintain a lasting relationship with Lenovo;

•	Manufacture and deliver on time, cost effective products in volume; and

•	Price our products competitively.

Key Customers

We derive a substantial portion of our revenue from a very limited number of significant customers. The loss of Targus, one of our significant customers, has had a material impact on our revenues and results of operations. We believe that we must build sales through our newly launched direct-to-consumer retail sales model during fiscal 2013 in order to drive increased sales in the future.

During fiscal 2012 and fiscal 2011, shipments to Targus, our exclusive retail distributor, totaled $1.2 million and $19.3 million or 15 percent and 67 percent of total revenue, respectively. In fiscal 2012 and fiscal 2011, shipments to Lenovo, our most significant OEM customer, totaled $5.3 million and $8.5 million or 66 percent and 29 percent of total revenue, respectively. In addition, in fiscal 2012 and 2011, Dell accounted for revenue totaling $1.4 million and $0.9 million, or 17 percent and 3 percent of total revenue, respectively. For more information regarding our customers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

As previously discussed, on January 25, 2011, we received written notification from Targus of non-renewal of the Targus Agreement. We do not expect any future revenue derived from sales to Targus. We are focused on increasing sales in fiscal 2013 through our recently launched website, www.chargesource.com. We are currently working on innovative and disruptive marketing and branding strategies that highlight the superior functionality of our best-in-class product to drive consumers to our website to purchase a ChargeSource® product. There is no guarantee we will be successful in increasing sales through our direct-to-consumer retail channel.

International Operations

We sell our products to customers located throughout the world. In fiscal 2012 and fiscal 2011, we derived 30 percent and 68 percent of total revenue, respectively, from customers in North America and 70 percent and 32 percent, respectively, from customers outside North America, as determined by the “ship to” address. The large percentage of sales outside of North America during fiscal 2012 was primarily due to sales to Lenovo which ships to mainland China. During fiscal 2012 and fiscal 2011 the sales to customers in North America were primarily due to sales to Targus, which primarily ships to their distribution facility in California. For more information regarding our revenues by geographic location, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development

We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, changing consumer preferences and evolving technology standards. Accordingly, we devote significant resources to designing and developing new and enhanced products that can be manufactured cost effectively and sold at competitive prices. During fiscal 2012 and fiscal 2011, we incurred approximately $1.9 million and $3.2 million, respectively, in research and development expenses. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.

As of March 30, 2012, we had approximately 6 engineers and other technical personnel dedicated to our research and development efforts. Generally, our research and development and other engineering efforts are managed and focused on a product-by-product basis, and can generally be characterized as follows:

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

Manufacturing and Suppliers

Our products are manufactured by third parties to our specifications and are generally delivered to us for test. Contract manufacturers located primarily in China are responsible for the manufacture of our products.

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the fiscal year ended January 31, 2012, one of our contract manufacturers, Flextronics Electronics

(“Flex”), accounted for 94 percent of the product costs included in cost of revenue. The loss of Flex as a contract manufacturer would result in delays of delivery of our products to Lenovo and could adversely impair our relationship with Lenovo, our business, results of operations and prospects. For the fiscal year ended January 31, 2011, two of our contract manufacturers, EDAC Electronics Co. Ltd., and Flex, collectively accounted for 81 percent of the product costs included in cost of revenue. For more information on our contract manufacturers and other suppliers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Patents, Trademarks and Other Intellectual Property

Our success depends in large part on our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2012, we had approximately 70 issued patents and approximately 20 patent applications pending in the United States and in various foreign countries covering key technical aspects of our products. Our issued patents are scheduled to expire at various times beginning in 2014. The patents we believe to be the most valuable extend through 2024. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.

We cross-license certain patent rights related to powering electronic devices, including certain patent rights relating to automatic programmability and combination AC/DC capability, under the terms of a settlement agreement entered into with iGo, Inc. in 2003, described below.

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

Litigation to enforce and protect our intellectual property rights, whether or not successful, is time-consuming and costly, diverts resources and management attention away from our operations and may result in our intellectual property rights being held invalid or unenforceable. Additionally, third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. In this regard we were previously involved in litigation with iGo, Inc. (“iGo”). On June 8, 2007 iGo sued us alleging that two iGo patents were infringed by the mechanical keying arrangement between power adapters and programming kits used by us in our mobile power products sold through our distributors and to a computer manufacturer. We denied liability and countersued alleging that iGo had breached a settlement agreement entered into with us in 2003 and that iGo was liable for infringement of at least one of our patents. On May 26, 2009, at the request of both parties, the court dismissed the entire case, without prejudice, with each party to bear its own costs and attorneys’ fees. On September 9, 2011, we entered into a Settlement and Amended Cross-License Agreement (the “Agreement”) with iGo. The Agreement fully settled the dismissed litigation. Additionally the Agreement amended the Compromise Settlement Agreement and Release entered into by the parties on July 12, 2003. Separately, on September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012 we denied these claims and filed a cross-complaint alleging claims of infringement on each of these five patents. The Court has required that the parties mediate the dispute by the end of July, 2012. This matter is ongoing and the outcome is not determinable.

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

During fiscal 2012, we notified approximately 11 companies that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. We intend to aggressively protect our intellectual property and are vigorously pursuing all potential infringers. Our patent infringement efforts are ongoing and the outcomes of these efforts are not determinable.

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

Industry Practices Impacting Working Capital

Our working capital and operating cash flow is affected by our need to balance inventory levels with customer demand. Existing industry practices that affect our working capital and operating cash flow include:

•	the level of variability of customer orders relative to the volume of production;

•	vendor lead times;

•	materials availability for critical parts;

•	inventory levels necessary to achieve rapid customer fulfillment; and

•	extended payment terms required by certain customers.

Historically, we have sold our products under purchase orders that are placed with short-term delivery requirements. Additionally, we have recently launched our website www.chargesource.com to sell our ChargeSource® products directly to consumers offering immediate delivery. As a result, we periodically maintain significant levels of inventory of long-lead components in order to meet our expected obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

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

Employees

As of March 30, 2012, we employed 14 full-time employees and 1 part-time employee. We believe our employee relations to be good. The majority of our employees are professional or technical personnel who possess training and experience in engineering and management. Our future success depends in large part on our ability to retain key technical and management personnel, and to attract and retain qualified employees, particularly the highly skilled engineers involved in the development of new products. Competition for such personnel can be intense, and the loss of key employees, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our operating results.

Discontinued Operations

Wireless Test Solutions

Through January 6, 2009, we designed and manufactured hardware and software tools for use by wireless carriers, equipment vendors, and service providers through our WTS business. We entered into an asset purchase agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc. (“Ascom”) to sell our WTS business and related assets. Our shareholders approved the transaction on November 26, 2008 and the transaction closed on January 6, 2009.

For more information related to our discontinued WTS business, see Note 3 to the Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

Our management and our independent registered public accounting firm have questioned our ability to continue as a going concern as a result of our recurring losses from operations, declining working capital and uncertainties surrounding our ability to raise additional funds.

Our audited consolidated financial statements for the fiscal year ended January 31, 2012, were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales; reduce operating expenses; and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to increase sales, reduce expenses, or obtain additional funds through either debt or equity financing transactions or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, reduce expenses, or raise additional capital through debt or equity financings, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

We will have to reduce our costs for products and achieve higher sales volumes for our business to become profitable, and if we fail to do so, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.

We experienced negative gross profit margins in the second and fourth quarter and the full fiscal year of fiscal 2012. We operate in a very competitive marketplace where reducing product costs to meet competitive pressures is a constant. If we are not able to charge high enough prices for our products to cover the costs of producing those products, we may continue to experience negative gross margins in the future. In order to reduce our cost of revenue, we must work closely with our contract manufacturers to carefully manage the price paid for the components used in our products along with the price we pay our contract manufacturers for the finished products they provide to us.

Additionally, if we are not able to reduce our cost of revenue and increase our gross profit margins accordingly, our current level of sales is insufficient to absorb our operating expenses. Our ability to drive increased sales is dependent upon many factors including the following:

•	Successful ChargeSource® sales volumes from our direct-to-consumer sales in fiscal 2013 through our website www.chargesource.com;

•	Increasing sales to our OEM partner Lenovo.

There can be no assurances we will be successful in our efforts to increase sales or reduce our cost of revenue. If we fail to reduce our cost of revenue or achieve higher sales volumes, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.

Our expansion into retail internet sales may not achieve the sales volumes we anticipate.

We have limited experience in our newest market segment, www.chargesource.com, and we may not attract new customers. Our ChargeSource® product offerings may subject us to high return rates if customers are dissatisfied with these products. In addition, we may not be successful enough in this new segment to recoup our investments in marketing and branding. If any of this were to occur, we may not be successful in generating additional revenue from our ChargeSource® products.

We experienced a recall of one our power adapters in the first quarter of fiscal 2011, and in the future we may experience additional quality or safety defects in our products that could cause us to institute additional product recalls or require us to provide replacement products.

On April 30, 2010, the CPSC announced the recall of approximately 500,000 units of our Bronx 90-watt universal AC power adapter sold to our distributer, Targus. These units were sold from June 2009 through March 2010. Of the units affected by the Recall, we originally estimated that approximately 400,000 units were in the hands of consumers, while the remaining 100,000 were in the distribution channel. Since the announcement of the Recall, less than 5,000 consumer units have been returned and approximately 155,000 units have been returned from the distribution channel. During fiscal 2012 and 2011, we accrued an additional $0.2 million and $0.3 million charge to cost of revenue, respectively. We believe that we have accrued for and paid substantially all of our material financial obligations with respect to the Recall.

Included in our accounts payable at January 31, 2012 is $1.1 million payable to the contract manufacturer of the Bronx product subject to the Recall. We are seeking remuneration from the contract manufacturer. On April 26, 2011, the contract manufacturer sued us for payment as discussed in Item 3 of this report. The outcome of this matter is neither determinable nor estimable and for this reason, we have not adjusted the accounts payable balance. If we prevail in our dispute with the contract manufacturer, we will record a reduction in our accounts payable and potentially reduce the costs of the Recall that have been incurred to date.

The Recall resulted in material costs and expenses and any future recalls could materially and adversely affect our brand image, cause a decline in our sales and profitability, and reduce or deplete our financial resources. There is the risk that key customers may cancel orders, change order quantities or delay order delivery dates as a result of the Recall or any future product recalls. The Recall and any future product recalls could require substantial administrative resources which may detract management’s attention from our core business strategies. In addition, the Recall and any future product recalls may result in disputes with suppliers and customers or lead to adverse proceedings such as arbitration or litigation which can be costly and expensive.

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

A significant portion of our revenue is derived from a few customers and we are dependent upon our relationships with them and upon their performance.

We have historically derived a significant portion of our revenue from a very limited number of customers. Our three key customers for fiscal 2012 accounted for $7.9 million, or nearly all of our total revenue. We expect that a limited number of customers will continue to represent a large percentage of our revenue in the future. As previously discussed Targus, which accounted for 67 percent of our fiscal 2011 revenue, sent written notification to us on January 25, 2011 of non-renewal of the Targus Agreement. At this time, we expect no future sales to Targus.

Any difficulty in collecting amounts due from one or more of our key customers, or any refusal or inability of one or more of our key customers to take delivery of ordered products, would negatively impact our results of operations and financial condition. In addition, any loss of, reduction, cancellation, or delay in purchases by our key customers would negatively impact our revenue, business, prospects, and operating results unless we are able to develop other customers who purchase products at comparable levels. While we have launched our direct-to consumer sales through our website www.chargesource.com, there is no guarantee that sales generated from this channel will provide sales volumes equal to or greater than those created by our former relationship with Targus.

If we fail to accurately forecast customer demand, we may have excess or insufficient product inventory, which may increase our operating costs and harm our business.

To ensure availability of our products for our customers, in some cases we commit to purchase the components and/or finished products based on forecasts provided by customers in advance of receiving purchase orders from them. As a result, we expect to continue to incur inventory costs in advance of anticipated revenue. Because demand for our products may not materialize as we expect, purchasing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. For example, during the three months ended July 31, 2011 we accrued a charge of $380,000 relating to a settlement reached with a supplier relating to purchase commitments made to support the Targus business.

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

Additionally, our revenues depend significantly on consumer confidence and spending, which have been weak due to the continuing economic recession and continuing economic uncertainty. Continued economic uncertainty and weak consumer spending and consumer confidence may adversely affect our revenues, the sell through ability of our customers, or otherwise negatively impact our business strategy. If legislative actions taken to enhance the economy fail, or if the current economic situation deteriorates further, our business could be negatively impacted.

Recent changes in our management may lead to instability and may negatively affect our business.

During April 2011, our President and Chief Executive Officer was terminated and our Chief Financial Officer resigned. Our board of directors appointed Fredrik Torstensson to serve as interim President and Chief Executive Officer, a position he held from April 2011 until August 2011, and appointed Alisha K. Charlton, our Vice President Controller & Corporate Secretary, as Chief Accounting Officer. During August 2011, Mr. Torstensson was terminated and Thomas W. Lanni, our Vice President and Chief Technology Officer, was appointed as President and Chief Executive Officer and also elected as a Director. Additionally, the board of directors experienced significant turnover during fiscal 2011 and the first quarter of fiscal 2012. We cannot be certain that the changes in management and the board of directors will not negatively affect our business in the future or that additional changes in management and in the composition of our board of directors will not occur.

Our customers may cancel their orders, change production quantities or delay production, any of which would reduce our sales and adversely affect our operating results.

Historically, most of our customers purchase our products from us on a purchase order basis, and they may cancel, change, or delay product purchase commitments with little notice to us. As a result, we are not always able to forecast with certainty the sales that we will make in a given period and sometimes we may increase our inventory, working capital, and overhead in expectation of orders that may never be placed, or, if placed, may be delayed, reduced, or canceled. The following factors, among others, affect our ability to forecast accurately our sales and production capacity:

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

Consumer demand for our mobile power products has been subject to fluctuations as a result of our choices of distribution partners, market acceptance of our products, the timing and size of customer orders, and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our cost structures to changing market conditions because a significant portion of our design and other engineering and supply chain costs are fixed. If customer demand for our products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess inventory, which could adversely affect our operating results. Conversely, if market conditions improve, our inventory may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

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

The consumer electronics industry is characterized by rapid technological changes, frequent new product introductions, changing consumer preferences, and evolving industry standards. Our mobile power products have short life cycles, and may become obsolete over relatively short periods of time. Our future success depends on our ability to develop, introduce, and deliver on a timely basis and in sufficient quantity new products, components, and enhancements. The success of any new product offering will depend on several factors, including our ability to:

•	Properly identify customer needs and technological trends;

•	Timely develop new technologies and applications;

•	Price our products and services competitively;

•	Timely manufacture and deliver our products in sufficient volume to meet consumer demand; and

•	Differentiate our products from those of our competitors.

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

We currently outsource the manufacture of our products to contract manufacturers located in China and the United States. Additionally, international revenue accounted for approximately 70 percent of total revenue for fiscal 2012. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the instability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. Essentially, we currently do all business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our ability to outsource our manufacturing and supply needs to foreign countries as well as our sales of products and services in international markets.

We rely on a limited number of contract manufacturers and suppliers.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2012, one contract manufacturer for our products provided $4.5 million or 94 percent of the product costs included in cost of revenue and in fiscal 2011, two of the contract manufacturers for our products provided a combined $16.9 million or 81 percent of the product costs included in cost of revenue.

The performance of our contract manufacturers and suppliers is largely outside of our control and involves various risks, including risks associated with limited control over price, procurement of raw materials, timely delivery, and quality. In the past we have experienced, and may continue to experience, shortages of products purchased from single sources or a limited number of suppliers. Our contract manufacturers and suppliers may fail to timely deliver products or fail to provide products of sufficient quality or that fail to meet required specifications. In the fourth quarter of fiscal 2012, our contract manufacturer failed to timely procure the raw materials needed to build our products and we had a six week production cessation. We cannot be sure that we will not experience a similar disruption in our manufacturing process in the future.

We believe that the Recall was a direct result of our contract manufacturer failing to meet our technical specifications. If our relationship with our contract manufacturers and suppliers is disrupted in any way, we may lose sales, or we may be required to adjust both product designs and/or production schedules or develop suitable alternative contract manufacturers and suppliers, which could result in delays in the production and delivery of products to our customers. Any such delays, disruptions or quality problems could adversely impact our ability to sell our products, harm our reputation, impair our customer relationships, and adversely affect our business, results of operations and prospects.

Included in our accounts payable at January 31, 2012 is $1.1 million payable to the contract manufacturer of the Bronx product subject to the Recall. We are seeking remuneration from the contract manufacturer. On April 26, 2011, the contract manufacturer sued us for payment as discussed in Item 3 of this report. The outcome of this matter is neither determinable nor estimable and for this reason, we have not adjusted the accounts payable balance. If we prevail, we will record a reduction in our accounts payable and potentially reduce the costs of the Recall that have been incurred to date.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses or be prevented from selling certain products.

Third parties have claimed, and may in the future claim, that we are infringing their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our operations. We have previously been subject to litigation alleging that our products infringed on a third party’s intellectual property. We denied liability and countersued and on May 26, 2009, at the request of the parties, the court dismissed the entire case, without prejudice, with each party to bear its own costs and attorneys’ fees. During fiscal 2012 we entered into a Settlement and Amended Cross-License Agreement (the “Agreement”) with this third party. The Agreement fully settles the previous litigation that was dismissed without prejudice.

Separately, on September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012 we denied these claims and filed a cross-complaint alleging claims of infringement on each of these five patents. The Court has required that the parties mediate the dispute by the end of July, 2012. This matter is ongoing and the outcome is not determinable.

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

During fiscal 2012, we notified approximately 11 companies that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. We intend to aggressively protect our intellectual property and are vigorously pursuing all potential infringers. Litigation may be necessary to enforce and protect our intellectual property rights. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, diverts resources and management attention away from our operations, and may result in our intellectual property rights being held invalid or unenforceable.

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

We cannot be certain of the availability of debt or equity financing.

As of the date of this filing, we have no debt or financing arrangement with any party. In fiscal 2013, we may require additional capital from debt or equity financing to fund our operations. We cannot be certain that any financing we may need will be available on terms acceptable to us, or at all. If we cannot secure financing in the future, we may be forced to liquidate our assets or discontinue operations and our shareholders may lose all or a part of their investment in our common stock.

We have concluded that our internal controls over financial reporting were not effective as of January 31, 2012 which could cause deficiencies in our financial reporting and investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

Our management has concluded that our internal controls over financial reporting were not effective as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this report. Specifically, our management has concluded that due to a lack of accounting and information technology staff there is a lack of segregation of duties necessary for an appropriate system of internal controls.

While we will continue to implement our internal controls over financial reporting, because of inherent limitations, our internal controls over financial reporting may not prevent or detect all material misstatements, errors or omissions. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified. If we fail to implement adequate internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or we could fail to meet our reporting obligations and there could be a material adverse effect on the price of our securities. Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Restated Articles of Incorporation and our Amended and Restated Bylaws contain provisions which may discourage attempts by others to acquire or merge with us, which could reduce the market value of our common stock.

Provisions of our Restated Articles of Incorporation and our Amended and Restated Bylaws may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of common stock. Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws may delay or deter other persons from attempting to acquire control of us. These provisions include:

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

The stock market in general, and the stock prices of technology companies in particular, have experienced fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:

•	Our quarterly operating results;

•	Changes in the consumer electronics industries;

•	Changes in the economic outlook of the particular markets in which we sell our products and services;

•	The gain or loss of significant customers, including our ability to continue to conduct business with Lenovo;

•	Our ability to effectively generate direct to consumer sales through our website;

•	Reductions in demand or expectations of future demand by our customers;

•	Changes in stock market analyst recommendations regarding our competitors or our customers;

•	The timing and announcements of technological innovations or new products by our competitors or by us, and

•	Other events affecting other companies that investors deem comparable to us.

All of these factors, as well as others not discussed above, may contribute to the volatility of our stock price.

There is currently a limited trading market for our common stock, which may limit our stockholders' ability to sell shares of our common stock and may depress the price of our common stock.

Our common stock was traded on the Nasdaq Global Market under the symbol “CMRO” until November 11, 2010. Commencing on November 12, 2010 our common stock traded on the Nasdaq Capital Market and effective January 6, 2011 our common stock traded on the OTC Bulletin Board or the OTC:BB. The average trading volume of our common stock has historically been very low and the average trading volume may decline further as a result of trading on the OTC:BB. The reduced trading volume may result in a depression of the price of our common stock as investors adjust their perception of the value of our shares based on their perceived ability to subsequently sell the shares.

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

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in Lake Forest, California. We entered into an amended and restated lease agreement with the landlord during fiscal 2012, upon the expiration of our original lease. Under the amended and restated lease we rent approximately 9,971 square feet of office space. The lease for this facility expires on August 31, 2016.

ITEM 3. LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of the Recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the Recall of the product. The trial date is currently set for November 5, 2012. The outcome of this matter is not determinable as of the date of the filing of this report.

Acco Brands USA LLC (“Acco”) vs. Comarco Wireless Technologies, Inc., Case No. 5:11-cv-04378-HRL, U.S. District Court for the Northern District of California. On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012 we denied these claims and filed a cross-complaint alleging claims of infringement on each of these five patents. The Court has required that the parties mediate the dispute by the end of July, 2012. This matter is ongoing and the outcome is not determinable.

Comarco Inc. vs. EDAC Electronics Co. Ltd. (“EDAC”) Case No. 30-2012-00551827, Superior Court of California County of Orange – Central Justice Center. On March 6, 2012 we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for failure to deliver goods we ordered in the time, place, manner and price indicated by each purchase order. This matter is ongoing and the outcome is not determinable.

In addition to the matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. The legal proceedings potentially cover a variety of allegations spanning our entire business. Although the outcome of legal proceedings is inherently uncertain, we believe that the outcome of all such legal proceedings will not in the aggregate have a material adverse effect on its consolidated results of operations and financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the Nasdaq Global Market under the symbol “CMRO” until November 11, 2010. Commencing on November 12, 2010 our common stock traded on the Nasdaq Capital Market and effective January 6, 2011 our common stock traded on the OTC:BB under the symbol “CMRO:PK.” The following table sets forth, for the periods indicated the quarterly high and low closing prices per share as reported by each of the respective markets on which our stock was traded. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2012:
First Quarter	$0.38	$0.22
Second Quarter	0.49	0.26
Third Quarter	0.40	0.15
Fourth Quarter	0.30	0.16
Year ended January 31, 2011:
First Quarter	$3.24	$2.47
Second Quarter	3.00	2.10
Third Quarter	2.50	2.10
Fourth Quarter	2.03	0.34

Holders

As of April 5, 2012, there were 306 holders of record of our common stock.

Dividends

We did not declare any dividends during fiscal 2012 or fiscal 2011. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our board of directors.

Repurchases

We did not repurchase any securities during fiscal 2012 or fiscal 2011.

Securities Authorized For Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this report and is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended January 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenue	$8,069	$28,949	$26,425
Cost of revenue	8,261	26,012	25,090

Gross profit (loss)	(192)	2,937	1,335
Selling, general and administrative expenses	3,140	5,128	6,576
Engineering and support expenses	1,931	3,151	3,715

	5,071	8,279	10,291

Operating loss	(5,263)	(5,342)	(8,956)
Other loss, net	(24)	(106)	(1)

Loss from continuing operations before income taxes	(5,287)	(5,448)	(8,957)
Income tax benefit (expense)	(2)	75	757

Loss from continuing operations	(5,289)	(5,373)	(8,200)

Net loss from discontinued operations, net of income taxes	(21)	(601)	778

Net loss	$(5,310)	$(5,974)	$(7,422)

Basic and diluted loss per share:
Loss from continuing operations	$(0.72)	$(0.73)	$(1.12)
Income (loss) from discontinued operations	—	(0.08)	0.11

Net loss per share	$(0.72)	$(0.81)	$(1.01)

	As of January 31,
	2012	2011	2010
	(In thousands)
Working capital	$(1,518)	$3,399	$8,485
Total assets	3,927	12,761	23,903
Borrowing under line of credit	—	1,000	1,000
Long-term debt	—	—	—
Stockholders’ equity (deficit)	(1,341)	3,819	9,461

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” "us," "our," “Comarco,” or the “Company”), is the leading designer and manufacturer of standalone, multi-function mobile power adapters used to power and charge notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Prior to fiscal 2010, Comarco was also a provider of wireless test solutions for the wireless industry, as well as a provider of emergency call boxes and related maintenance services. We entered fiscal year 2009 with an objective to focus on our mobile power adapter business and to maximize the value of our WTS and Call Box businesses. The assessment of our strategic initiatives with respect to these businesses culminated in the sale of these two businesses during fiscal 2009.

Company Trends and Uncertainties

Designed with the needs of the mobile professional in mind, our ChargeSource® standalone, multi-function mobile power adapters provide superior functionality and compatibility in an industry-leading compact design. Our current and planned ChargeSource® product offerings consist of standalone AC/DC, AC, and DC power adapters designed for the right mix of power output and functionality for most retail, OEM, and enterprise customers. Our ChargeSource® products vary power output, allowing those who use rechargeable electronic devices to carry just one power adapter to support multiple electronic devices. By simply changing the compact SmartTip® connected to the end of the output cable, our standalone power adapters are capable of simultaneously charging and powering multiple devices from all major consumer electronics companies, including most notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable consumer electronic devices without requiring a peripheral product or extra cable.

Personal computer manufacturers continue to design and manufacture notebook computers with enhanced functionality and features. These notebook computers generally have greater power requirements than other electronic devices such as mobile phones. As power requirements increase, so generally does the size of the OEM power adapter sold with each notebook computer. To address this industry-wide trend, we have developed a family of compact high-power ChargeSource® standalone power adapters that are compatible with most legacy, current, and planned notebook computers. These new standalone power adapters are able to deliver up to 120 watts of power in a very small form factor or compact size.

Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:

•

In December 2011, we launched our innovative direct-to-consumer retail sales channel through our website www.chargesource.com in an effort to increase retail sales and improve gross margins. We expect revenue generated from this sales channel in fiscal 2013 to be a significant percentage of total sales.

•

On January 25, 2011 we received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Approximately 15 percent of our revenue for fiscal 2012 was from sales to Targus. We expect no future revenue from sales to Targus at this time.

•	Revenue for fiscal 2012 decreased to $8.1 million compared to $28.9 million for fiscal 2011. The decrease is primarily attributable to the loss of Targus as a customer.

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

Revenue Recognition

We recognize product revenue upon shipment provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is probable. Generally, our products are shipped FOB named point of shipment, whether it is Lake Forest, which is the location of our corporate headquarters, or China, the shipping point for most of our contract manufacturers.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2012.

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

Warranty Costs

We provide limited warranties for products for a period generally not to exceed 24 months. We accrue for the estimated cost of warranties at the time revenue is recognized. The accrual is a fixed rate which is consistent with our actual claims experience. Should actual warranty claim rates differ from our estimates, revisions to the liability would be required.

We recorded accruals of $0.2 million and $0.3 million related to the Recall during fiscal 2012 and fiscal 2011, respectively. Significant management judgments and estimates have been made to determine the amount of the Recall accrual. We believe we have accrued and paid for substantially all of our material financial obligations with respect to the Recall. We are in on-going litigation with the manufacturer of the Bronx product that is the subject of the Recall.

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2012 and fiscal 2011:

	Years Ended January 31,				2012 over 2011 % Change
	2012		2011
	(In thousands)
		% of Revenue		% of Revenue
Revenue	$8,069	100%	$28,949	100%	(72%)

Operating loss	$(5,263)		$(5,342)

Net loss from continuing operations	$(5,289)		$(5,373)

	Years Ended January 31,		2012 over 2011 % Change
	2012	2011
	(In thousands)
Revenue:
North America	$2,397	$19,634	(88%)
Europe	26	98	(73%)
Asia – Pacific	5,646	9,217	(39%)

	$8,069	$28,949	(72%)

	Years Ended January 31,		2012 over 2011 % Change
	2012	2011
	(In thousands)
Revenue:
Dell	$1,398	$861	62%
Lenovo	5,345	8,536	(37%)
Targus	1,174	19,338	(94%)
Other	152	214	(29%)

	$8,069	$28,949	(72%)

Revenue

The fiscal 2012 decrease in revenue of $20.1 million is attributable primarily to the loss of Targus as a customer during fiscal 2012. As previously discussed, on January 25, 2011, we received written notification from Targus of its non-renewal of the Targus Agreement. We expect no future revenue from Targus. Additionally, revenue to Lenovo decreased $3.2 million or 37 percent. The decrease was primarily due to a fourth quarter disruption in our supply chain. We have resolved the issues with our contract manufacturer and are working to fill the backlog in our first quarter of fiscal 2013. Additionally, part of the decrease was attributable to a drop in Lenovo’s business customer demand. We introduced the 90 watt DC adapter sold exclusively to Dell in May 2010. The increase in revenue of $0.5 million from Dell is primarily due to a full year’s sales versus a partial year in fiscal 2011. As previously discussed, we are exiting the Dell business and do not expect sales to Dell beyond the first quarter of fiscal 2013.

Cost of Revenue and Gross Margin

	Years Ended January 31,				2012 over 2011 % Change
	2012		2011
	(In thousands)
		% of Total		% of Total
Cost of Revenue:
Product costs	$4,824	58%	$20,973	81%	(77%)
Accrued product recall costs	248	3%	310	1%	(20%)
Supplier Settlement	383	5%	—	—	—
Supply chain overhead	1,620	20%	2,984	12%	(46%)
Inventory reserve and scrap charges	1,014	12%	594	2%	71%
Freight, expedite, and other charges	172	2%	1,151	4%	(85%)

	$8,261	100%	$26,012	100%	(68%)

	Years Ended January 31,		2012 over 2011 ppt Change
	2012	2011
Gross profit (loss) percent	(2%)	10%	(12)

The fiscal 2012 decrease in the total cost of revenue of $17.8 million compared to fiscal 2011 is attributable to reduced product costs, freight, expedite and other costs, supply chain overhead and Recall accruals incurred during fiscal 2012 offset by an increase in inventory reserve and scrap charges and a settlement with a former supplier. The product costs incurred in fiscal 2012 decreased by $16.1 million or 77 percent compared to fiscal 2011 which is generally consistent with our 72 percent decrease in revenue. As previously discussed, we announced a voluntary product safety recall of approximately 500,000 units of our Bronx 90-watt universal AC power adapter sold to our distributer, Targus. Included in the cost of revenue fiscal 2012 and fiscal 2011, is an accrual for the estimated product costs associated with the Recall of $0.2 million and $0.3 million, respectively.

During the second quarter of fiscal 2012 we accrued a charge of $0.4 million relating to a settlement reached with Anam Electronics (“Anam”) relating to purchase commitments made to support the Targus business. There are no similar charges in the prior fiscal year. The supply chain overhead expenses decreased $1.4 million or 46 percent in fiscal 2012 compared to fiscal 2011. In the fourth quarter of fiscal 2011, in conjunction with the notification received from Targus of the non-renewal of the Targus Agreement and the resulting uncertainty relating to the volume of future sales to Targus, we accelerated the depreciation on all Manhattan related tooling and equipment, which accounts for approximately $0.3 million of the prior year balance. The remaining decrease is due to reductions in personnel and related costs as we reduced our labor force across all departments late in the third quarter of fiscal 2011.

The inventory reserve and scrap charges of $1.0 million recorded in fiscal 2012 relates primarily to Manhattan product components that we procured from Anam during fiscal 2012 as well as reserves established for excess tips located in many warehouses as well as increases in our reserves due to slow-moving inventory. The inventory reserve and scrap charges of $0.6 million recorded in fiscal 2011 relate primarily to reserves established for Manhattan inventory as a result of the correspondence received from Targus.

The freight, expedite and other charges in fiscal 2012 decreased by $1.0 million or 85 percent compared to fiscal 2011. The fiscal 2011 freight, expedite and other charges included approximately $0.7 million in costs incurred to expedite delivery of Manhattan units to Targus in the second quarter of fiscal 2011, primarily as a result of our temporary production cessation which occurred in the first quarter of fiscal 2011 as a result of the Recall. There were no similar expenses incurred during fiscal 2012. Additionally, during fiscal 2011 we incurred freight costs of approximately $0.4 million to fulfill Dell orders. As Dell has worldwide inventory hubs, our shipping costs have increased due to the lower per shipment volume required by these various locations. During fiscal 2012, we were able to reduce our shipping costs to Dell by switching from air to sea freight and managing the inventory volumes desired by the various Dell warehouses.

Operating Costs and Expenses

	Years Ended January 31,				2012 over 2011 % Change
	2012		2011
	(In thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$675	8%	$1,355	5%	(50%)
Corporate overhead	2,465	31%	3,773	13%	(35%)
Engineering and support expenses	1,931	24%	3,151	11%	(39%)

	$5,071	63%	$8,279	29%	(39%)

The fiscal 2012 decrease in selling, general and administrative expenses of $0.7 million compared to fiscal 2011 relates primarily to decreased personnel and related costs. During the third quarter of fiscal 2012, our former Vice President of Sales and Marketing and interim Chief Executive Officer was terminated and a settlement of $40,000 paid in the third fiscal quarter is included in the amounts above. At the present time the sales and marketing function is performed by various consultants who are focused on digital media and search engine optimization to assist with generation of sales on our newly launched website www.chargesource.com.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The decrease of $1.3 million for the year ended January 31, 2012 relates primarily to decreased personnel costs most significantly based upon changes and reductions in executive management. Our payroll and related costs decreased by $0.9 million in the current fiscal year as compared to the prior fiscal year. Additionally our legal fees, accounting and other professional services fees attributable to being a public company have decreased in the current fiscal year. Included in the corporate overhead expense for fiscal 2012 is approximately $0.2 million in amounts paid to our former Chief Executive Officer.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2012 decrease in engineering and support costs includes approximately $0.7 million and $0.5 million, respectively, in decreased personnel costs and decreased material usage and lab fees in support of our on-going efforts to develop new products for our retail and OEM accessories channels. Offsetting these decreases is an increase in legal fees of $0.1 million incurred in connection with intellectual property matters during fiscal 2012.

Other Income (Loss), Net

Other income (loss), net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our former credit facility. During fiscal 2012, we earned $2,000 in interest income and incurred $65,000 in interest expense and loan origination fees related to our credit facility. In addition to interest income, we recorded other income of $35,000 in fiscal 2012 related to a final distribution of the sale of our investment in SwissQual AG from fiscal 2006. During fiscal 2011, we earned $20,000 in interest income and incurred $126,000 in interest expense and loan origination fees related to our former credit facility.

Income Tax Benefit

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2012.

During fiscal 2012, we recorded a net loss of $5.3 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California for the current fiscal year. The net deferred tax asset of $17.1 million, $1.5 million of which relates to net operating losses created in fiscal 2012, at January 31, 2012 continues to be fully reserved.

During fiscal 2011, we recorded a net loss of $6.0 million and recorded an income tax benefit of $75,000 to our continuing operations. The tax benefit recorded in fiscal 2011 relates to a reduction of $33,000 in our recorded tax liability in conjunction with the normal expiration of the statute of limitations in various states and an adjustment to our income tax receivable of $42,000 upon the filing of our consolidated tax returns for the fiscal year ended January 31, 2010. The net deferred tax asset of $15.1 million, $3.9 million of which relates to net operating losses created in fiscal 2011, was fully reserved at January 31, 2011.

Discontinued Operations, net of income taxes

Income from Discontinued Operations – Wireless Test Solutions

(in thousands except change)

	Years Ended January 31,
	2012	2011
Revenues	$—	$—

Loss from discontinued operations:
Loss on sale	$(21)	$(601)
Income tax expense	—	—

Total loss from discontinued operations	$(21)	$(601)

The sale of the wireless test solutions business was completed on January 6, 2009, between us and Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”), which resulted in a pre-tax gain of $5.9 million.

The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by us for the sale of our WTS business to Ascom.

The fiscal 2011 loss from WTS discontinued operations of $0.6 million relates to a settlement with a former officer and employee of the WTS business, whereby we agreed to pay the former employee $0.5 million which amount included reimbursement for attorney and professional fees. The remaining loss relates primarily to our legal fees incurred relating to the matter.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2012	2011
	(In thousands)
Cash used in:
Operating activities	$(4,236)	$(3,212)
Investing activities	(184)	(465)
Financing activities	(1,053)	(69)

Cash Flows from Operating Activities

The cash used in operating activities during fiscal 2012 of $4.2 million relates to our net loss of $5.3 million and is offset by non-cash depreciation and stock–based compensation of $0.4 million and $0.2 million, respectively. Accounts receivable collections from customers totaled $2.6 million in fiscal 2012. This source of cash is offset by a combined net decrease in accrued liabilities and accounts payable of $2.7 million related primarily to supplier payments.

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

Cash Flows from Investing Activities

During fiscal 2012, we spent $0.1 million in capital equipment purchases, which primarily related to purchases of tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products. Additionally, during fiscal 2012, we had restricted cash of $92,000, of which $77,000 relates to the security deposit of for our corporate lease, which became collateralized by cash in a separate bank account. Prior to the third quarter of fiscal 2012, the letter of credit was treated as a reduction in available borrowings available to us under our former credit facility. The remaining $15,000 of restricted cash relates to collateralized cash balances for chargebacks related to our merchant services account which we opened in the third quarter in anticipation of the launch of our retail website www.chargesource.com.

During fiscal 2011, we spent $0.5 million in capital equipment purchases, which primarily related to purchases of tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our products.

Cash Flows from Financing Activities; Credit Facility

On February 11, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and originally matured, on February 9, 2012, at which time, any outstanding principal balance was to become payable in full.

During fiscal 2011, we incurred $69,000 in loan origination fees. During fiscal 2010, we borrowed $1.0 million against or credit facility with SVB and incurred $43,000 in loan origination fees.

During the first quarter of fiscal 2012, we repaid the $1.0 million that had been outstanding under the Loan Agreement and we incurred $53,000 in loan origination fees relating to its renewal. On September 15, 2011, we received a letter from SVB terminating the Loan Agreement effective September 22, 2011, due to our failure to meet the financial covenants of the Loan Agreement. We are currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

Liquidity Requirements for the Next 12 Months

As of January 31, 2012, we had negative working capital of $1.5 million. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, establish profitable operations through both increased sales and a reduction of operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to increase sales, reduce expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, reduce expenses or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.

As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

•	Our future retail sales of our ChargeSource® products generated from our recently launched website www.chargesource.com;

•	The outcome of litigation with our contract manufacturer of the Bronx product, the subject product under the Recall;

•	Our ability to obtain debt or equity financing; and

•	The ability of our contract manufacturers of our products to manufacture our products at the level currently anticipated, and the ability of our products to meet any required specifications.

Our cash balance at February 27, 2012 was $1.1 million. We are currently focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our potential future profitability. As we execute on our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may experience a negative operating cash flow in the future. We may attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected. We are also considering the possibility of licensing our technology to a third party or liquidating our current inventory as a source of future capital, although we cannot be certain that we will be able to pursue either of these possibilities on terms acceptable to us.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2012 (in thousands):

	Payments due by Period
Long Term Debt Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$231	$487	$389	$—	$1,107
Purchase obligations	663	—	—	—	663

	$894	$487	$389	$—	$1,770

We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. During fiscal 2012, we incurred expenses relating to cancellation of purchase orders to Anam in the amount of $0.4 million, which amount was recorded in cost of revenue in our consolidated statement of operations. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2012 totaled $0.7 million, of which approximately $0.2 million was cancelable as of January 31, 2012.

In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.8 million which we are uncertain as to if or when such amounts may be settled.

We have severance compensation and employment agreements with key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company or other circumstances, their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.

Recent Accounting Pronouncements

In February 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a significant impact on our consolidated balance sheet, results of operations or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated balance sheet, results of operations or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMARCO, INC. AND SUBSIDIARY

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California:

We have audited the accompanying consolidated balance sheet of Comarco, Inc. and subsidiary (the “Company”) as of January 31, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule of Comarco, Inc. listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. and subsidiary as of January 31, 2012 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cashflow from operations, has had declining working capital and uncertainties surrounding the Company’s ability to raise additional funds. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 30, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California:

We have audited the accompanying consolidated balance sheet of Comarco, Inc. (the “Company”) as of January 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the information in the schedule listed in the accompanying index included under Item 15. These consolidated financial statements and this schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and this schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. at January 31, 2011 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Costa Mesa, California

April 29, 2011

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$908	$6,381
Accounts receivable due from customers, net of reserves of $6 and $53	934	3,550
Accounts receivable due from suppliers, net of reserves of $81and $66	673	724
Inventory, net of reserves of $1,791 and $1,581	1,131	1,521
Other current assets	63	165

Total current assets	3,709	12,341
Property and equipment, net	126	420
Restricted cash	92	—

Total assets	$3,927	$12,761

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities:
Accounts payable	$3,912	$5,180
Accrued liabilities	1,315	2,762
Line of credit	—	1,000

Total current liabilities	5,227	8,942
Deferred rent, net of current portion	41	—

Total liabilities	5,268	8,942

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,388,194 and 7,343,869 shares issued and outstanding at January 31, 2012 and 2011, respectively	739	734
Additional paid-in capital	15,443	15,298
Accumulated deficit	(17,523)	(12,213)

Total stockholders’ equity (deficit)	(1,341)	3,819

Total liabilities and stockholders’ equity (deficit)	$3,927	$12,761

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended January 31,
	2012	2011
Revenue	$8,069	$28,949
Cost of revenue	8,261	26,012

Gross profit (loss)	(192)	2,937

Selling, general, and administrative expenses	3,140	5,128
Engineering and support expenses	1,931	3,151

	5,071	8,279

Operating loss	(5,263)	(5,342)
Other loss, net	(24)	(106)

Loss from continuing operations before income taxes	(5,287)	(5,448)
Income tax expense (benefit)	2	(75)

Net loss from continuing operations	(5,289)	(5,373)
Loss from discontinued operations, net of income taxes	(21)	(601)

Net loss	$(5,310)	$(5,974)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.72)	$(0.73)
Net loss from discontinued operations	—	(0.08)

	$(0.72)	$(0.81)

Weighted average common shares outstanding:
Basic	7,365	7,332

Diluted	7,365	7,332

Common shares outstanding	7,388	7,344

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total
Balance at February 1, 2010, 7,326,569 shares	$733	$14,967	$(6,239)	$9,461
Net loss	—	—	(5,974)	(5,974)
Issuance of 17,300 shares of common stock upon the vesting of restricted stock units	1	(1)	—	—
Stock based compensation expense	—	332	—	332

Balance at January 31, 2011, 7,343,869 shares	$734	$15,298	$(12,213)	$3,819
Net loss	—	—	(5,310)	(5,310)
Issuance of 44,325 shares of common stock upon the vesting of restricted stock units	5	(5)	—	—
Stock based compensation expense	—	150	—	150

Balance at January 31, 2012, 7,388,194 shares	$739	$15,443	$(17,523)	$(1,341)

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended January 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,310)	$(5,974)
Loss from discontinued operations	21	601
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	387	1,096
Loss (gain) on sale/retirement of property and equipment	(1)	21
Loan origination fees	53	69
Stock based compensation expense	150	332
Provision for doubtful accounts receivable	32	(17)
Provision for obsolete inventory	210	(68)
Changes in operating assets and liabilities:
Accounts receivable due from customers	2,570	7,175
Accounts receivable due from suppliers	65	57
Inventory	180	(518)
Other assets	102	115
Accounts payable	(1,268)	4,046
Tax liability	—	(33)
Deferred rent, net of current portion	41	(63)
Accrued liabilities	(1,447)	(9,450)

Net cash used in continuing operating activities	(4,215)	(2,611)
Net cash used in discontinued operating activities	(21)	(601)

Net cash used in operating activities	(4,236)	(3,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(93)	(465)
Proceeds from sale of property and equipment	1	—
Increase in restricted cash	(92)	—

Net cash used in continuing investing activities	(184)	(465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit repayment	(1,000)	—
Loan origination fees	(53)	(69)

Net cash used in financing activities	(1,053)	(69)

Net decrease in cash and cash equivalents	(5,473)	(3,746)
Cash and cash equivalents, beginning of year	6,381	10,127

Cash and cash equivalents, end of year	$908	$6,381

Noncash investing and financing activities:
Issuance of common stock upon the vesting of restricted stock units	$5	$1

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2	$—

Cash paid for interest	$12	$56

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “our”, “Comarco,” or the “Company”), is a leading designer and manufacturer of standalone mobile power adapters used to power and charge notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

2. Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity. In the opinion of management, these accounting policies conform to accounting principles generally accepted in the United States of America in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

Our consolidated financial statements include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits have been eliminated.

Future Operations, Liquidity and Capital Resources

We have experienced substantial pre-tax losses from continuing operations for fiscal 2012 and fiscal 2011 totaling $5.3 million and $5.4 million, respectively. The consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to sell our products at a profit and our ultimate return to overall profitability. To accomplish this, we must increase the sales volumes of our current and newly designed ChargeSource® products to absorb fixed administrative and contract manufacturing overhead. Currently we have two significant customers, Lenovo and Dell, both of which are original equipment manufacturers, or “OEM’s.” However, we have decided to exit the business with Dell, due to low sales volumes and thin product margins. We expect to sell Dell the remaining product in inventory by the end of the first quarter of fiscal 2013.

During the second quarter of fiscal 2012, we decided to change our sales strategy to sell our products directly to consumers. Although we plan to continue to sell select products in the OEM channel, we believe that we can increase sales and margins by also selling our products direct to consumers. To implement this strategy, we launched our website, www.chargesource.com during the fourth quarter of fiscal 2012, to sell our newest generation of AC adapter. There can be no assurance that we will be able to successfully achieve our sales volume initiatives through the launch of our new website and the failure to achieve such initiatives could have a material adverse effect on our operations and financial condition.

We had negative working capital totaling approximately $1.5 million at January 31, 2012. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. On September 15, 2011, we received a letter from Silicon Valley Bank (“SVB”) terminating the Loan and Security Agreement entered into by and between us and SVB on February 11, 2009 (as amended, the “Loan Agreement”) effective as of September 22, 2011. Although we are currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We announced a voluntary product safety recall (the “Recall”) during the first quarter of fiscal 2011. We accrued an estimate of the anticipated cost of the Recall during fiscal 2010 which estimate was adjusted during fiscal 2011 and 2012. During the third quarter of fiscal 2012, we entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Targus with respect to all matters concerning the Recall. We believe that we have accrued and paid for substantially all of our material financial obligations with respect to the Recall. We are in on-going litigation with the manufacturer of the Bronx product that is the subject of the Recall (see Note 15).

Revenue Recognition

Revenue from product sales is recognized upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is probable. Generally, our products are shipped FOB named point of shipment, whether it is Lake Forest, which is the location of our corporate headquarters, or China, the shipping point for most of our contract manufacturers.

Cash and Cash Equivalents

All highly liquid investments with original maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the consolidated financial statements. Cash and cash equivalents are generally maintained in uninsured accounts, typically Eurodollar deposits with daily liquidity, which are subject to investment risk including possible loss of principal invested.

Accounts Receivable due from Customers

Our management monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Management analyzes specific customer accounts and establishes reserves for uncollectible receivables based upon specific identification of account balances that have indications of uncertainty of collection. Indications

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Accounts Receivable due from Suppliers

Oftentimes we are able to source components locally that we later sell to our contract manufacturers, who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue.

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

We evaluate property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. During the fourth quarter of fiscal 2011, in conjunction with receiving the non-renewal notice from Targus of the Targus Agreement, we accelerated $279,000 of depreciation expense related to tooling and other equipment used in the manufacture of the Manhattan product previously sold to Targus.

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Research and Development Costs

Research and development costs are charged to expense as incurred and are reported as engineering and support costs. During fiscal 2012 and fiscal 2011, we incurred approximately $1.9 million and $3.2 million in research and development expense, respectively.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we conducts business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis and included in our consolidated balance sheets. On a periodic basis, we assess the probability that our net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, we conclude that it is more likely than not that we will not recover some portion or all of the net deferred tax assets, a valuation allowance is provided with a corresponding charge to tax expense to reserve the portion of the deferred tax assets which are estimated to be more likely than not to be realized.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2012.

We apply the uncertain tax provisions of the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), which interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The topic also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.

During fiscal 2012, we recorded a net loss of $5.3 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California for the current fiscal year. The net deferred tax asset of $17.1 million, $1.5 million of which relates to net operating losses created in fiscal 2012, at January 31, 2012 continues to be fully reserved.

During fiscal 2011, we recorded a net loss of $6.0 million and recorded an income tax benefit of $75,000 to our continuing operations. The tax benefit recorded in fiscal 2011 related to a reduction of $33,000 in our recorded tax liability in conjunction with the normal expiration of the statute of limitations in various states and an adjustment to our income tax receivable of $42,000 upon the filing of our consolidated tax returns for the fiscal year ended January 31, 2010. The net deferred tax asset of $15.1 million at January 31, 2011 was fully reserved, and included $3.9 million of net operating loss carryforwards created in fiscal 2011.

Advertising

Advertising costs are expensed as incurred. We began advertising late in the fourth quarter of fiscal 2012 in order to drive internet users to visit our website, www.chargesource.com, and to make a purchase from our website. Advertising incurred during fiscal 2012, since the launch of the website, have been, approximately $5,000.

Warranty Costs

We provide limited warranties for products for a period generally not to exceed 24 months. We accrue for the estimated cost of warranties at the time revenue is recognized. The accrual is consistent with our actual claims experience. Should actual warranty claim rates differ from our estimates, revisions to the liability would be required.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During, the fourth quarter of fiscal 2010, we recorded an accrual of $4.6 million related to the Recall. During the fourth quarter of fiscal 2011, we recorded an additional accrual of $0.3 million related to the Recall. During fiscal 2012, we recorded a net additional accrual of $0.2 million and also entered a Settlement Agreement with Targus with respect to all matters concerning the Recall. We believe that we have accrued and paid for substantially all of our material financial obligations with respect to the Recall.

Concentrations of Credit Risk

Our cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject us to concentrations of credit risk. Currently, our customer base is comprised primarily of two companies (see Note 4). We generally do not require collateral for accounts receivable. When required, we maintain allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, our policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 13).

Stock-Based Compensation

We grant stock awards for a fixed number of shares to employees, consultants, and directors with an exercise price equal to the fair value of the shares at the date of grant.

We account for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our former line of credit approximated fair value since the interest rate approximated the market rate for debt securities with similar terms and risk characteristics.

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represent i) a $77,000 letter of credit that serves as the security deposit for our corporate office lease and ii) $15,000 which serves as collateral for credit card chargebacks associated with our internet website.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

Management has evaluated events subsequent to January 31, 2012 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

3. Discontinued Operations

We entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”) to sell our Wireless Test Solutions (“WTS”) business and related assets. The transaction closed on January 6, 2009. The results of the WTS business are now presented as discontinued operations for all periods in the consolidated financial statements.

Operating results of the WTS discontinued operations are as follows (in thousands):

	Years Ended January 31,
	2012	2011
Revenues	$—	$—

Loss from discontinued operations:
Loss on sale	$(21)	$(601)
Income tax expense	—	—

Total loss from discontinued operations	$(21)	$(601)

The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by us for the sale of our WTS business to Ascom.

The fiscal 2011 loss from WTS discontinued operations of $601,000 relates to a settlement with a former officer and employee of the WTS business, whereby Comarco agreed to pay the former employee $508,000 which included reimbursement for attorney and professional fees. The remaining loss relates primarily to our legal fees incurred relating to the matter.

4. Customer and Supplier Concentrations

A significant portion of our revenue is derived from a limited number of customers. The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The customers providing 10 percent or more of our revenue for either of the years ended January 31, 2011 and 2010 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2012		2011
Total revenue	$8,069	100%	$28,949	100%

Customer concentration:
Dell Inc. and affiliates.	$1,398	17%	$861	3%
Targus Group International, Inc.	1,174	15%	19,338	67%
Lenovo Information Products Co., Ltd.	5,345	66%	8,536	29%

	$7,917	98%	$28,735	99%

In March 2009, we entered into the Targus Agreement. We began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. As previously described, on January 25, 2011, Targus provided us with written notification of non-renewal of the Targus Agreement. We do not expect any revenue from sales to Targus in the future.

Our revenues by geographic location for the years ended January 31, 2012 and 2011 are listed below (in thousands).

	Years Ended January 31,
	2012	2011
Revenue:
North America	2,397	19,634
Europe	26	98
Asia – Pacific	5,646	9,217

	$8,069	$28,949

The customers comprising 10 percent or more of our gross accounts receivable at either January 31, 2012 or 2011 are listed below (in thousands, except percentages).

	January 31,
	2012		2011
Total gross accounts receivable due from customers	$940	100%	$3,603	100%

Customer concentration:
Dell Inc. and affiliates.	$371	39%	$434	12%
Lenovo Information Products Co., Ltd.	562	60%	2,683	74%
Targus Group International, Inc.	—	—	471	13%

	$933	99%	$3,588	99%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The suppliers comprising 10 percent or more of our gross accounts receivable due from suppliers at either January 31, 2012 or 2011 are listed below (in thousands, except percentages).

	January 31,
	2012		2011
Total gross accounts receivable due from suppliers	$754	100%	$790	100%

Supplier concentration:
EDAC Electronics Co. Ltd.	$532	71%	$532	67%
Flextronics Electronics	40	5%	99	13%
Zheng Ge Electrical Co., Ltd.	122	16%	122	15%

	$694	92%	$753	95%

We expect to fully collect the accounts receivable due from suppliers listed above.

The suppliers comprising 10 percent or more of our gross accounts payable at either January 31, 2012 or 2011 are listed below (in thousands, except percentages).

	January 31,
	2012		2011
Total gross accounts payable	$3,912	100%	$5,180	100%

Supplier concentration:
EDAC Electronics Co. Ltd.	$1,964	50%	$2,633	51%
Chicony Power Technology, Co. Ltd.	1,100	28%	1,100	21%
Flextronics Electronics.	40	1%	660	13%

	$3,104	79%	$4,393	85%

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the year ended January 31, 2012, one contract manufacturer provided 94 percent of the total product costs. For the year ended January 31, 2011, two of our contract manufacturers provided an aggregate of 81 percent of total product costs.

EDAC Electronics Co. Ltd. (“EDAC”) and Chicony Power Technology, Co. Ltd., (“Chicony”) are former contract manufacturers. Chicony was the manufacturer of the Bronx product which was subject to the Recall and we are currently in litigation with Chicony (see Note 15). We have made no payments to this supplier during fiscal 2012. EDAC was the manufacturer of the Manhattan product sold to Targus and we are currently in litigation with EDAC (see Note 15). Flextronics Electronics (“Flex”) is the contract manufacturer for the products we sell to Lenovo and Dell. During fiscal 2012, we began paying Flex in advance of the shipment date. At January 31, 2012, approximately $0.3 million or 54 percent of total uninvoiced materials and services of $0.6 million, included in accrued liabilities were payable to Zhengge Electrical Co. Ltd. (“Zhengge”). At January 31, 2011, approximately $0.7 million or 43 percent of total uninvoiced materials and services of $1.7 million, included in accrued liabilities were payable to Flex and Zhengge. Zhengge was a tip supplier for the Bronx product. We ceased paying Zhengge during the course of the Recall.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accounts Receivable

Accounts receivable due from customers consist of the following (in thousands):

	January 31,
	2012	2011
Accounts receivable due from customers	$940	$3,603
Less: Allowances for doubtful accounts	(6)	(53)

	$934	$3,550

Accounts receivable due from suppliers consist of the following (in thousands):

	January 31,
	2012	2011
Accounts receivable due from suppliers	$754	$790
Less: Allowances for doubtful accounts	(81)	(66)

	$673	$724

6. Inventory

Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2012	2011
Raw materials	$1,002	$875
Finished goods	129	646

	$1,131	$1,521

As of January 31, 2012, approximately $268,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in the United States and Asia.

7. Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2012	2011
Office furnishings and fixtures	$1,020	$1,308
Equipment	2,451	4,361
Purchased software	65	85

	3,536	5,754
Less: Accumulated depreciation and amortization	(3,410)	(5,334)

	$126	$420

As of January 31, 2012, equipment with a net book value of approximately $81,000, primarily tooling and fixtures, was located at various contract manufacturer locations in China.

During the fourth quarter of fiscal 2012, fully depreciated equipment and computer software with a cost basis of $2.0 million and $20,000, respectively, was retired through a process of physical inspection and management inquiry. Additionally, during the third quarter of fiscal 2012, in conjunction with the finalization of our move into a smaller space in our corporate headquarters and a new lease with our landlord, we retired fully amortized leasehold improvements with a cost basis of $0.3 million, reported in office furnishings and fixtures above.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2011, nearly fully depreciated equipment with a cost basis of $881,000 was retired through a process of physical inspection and management inquiry. Additionally, during the fourth quarter of fiscal 2011, Manhattan-related tooling with a cost basis of $558,000 was fully depreciated in conjunction with receiving the notification from Targus regarding non-renewal of the Targus Agreement and the resulting uncertainty of future sales of this product, resulting in a charge of $0.3 million to cost of revenue in the fourth quarter of fiscal 2011.

Depreciation and amortization expense for fiscal 2012 and fiscal 2011 totaled $0.4 million and $1.1 million, respectively.

8. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2012	2011
Accrued payroll and related expenses	$103	$226
Uninvoiced materials and services received	602	1,708
Accrued legal and professional fees	204	184
Current portion of deferred rent	—	62
Accrued warranty	193	310
Amounts payable to contract manufacturer	—	50
Other	213	222

	$1,315	$2,762

9. Warranty Arrangements

We record an accrual for estimated warranty costs as products are sold. These amounts are recorded in accrued liabilities in the consolidated balance sheets. Warranty costs are estimated based on periodic analysis of historical experience. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. During fiscal 2012 and fiscal 2011, we recorded an accrual of $0.2 million and $0.3 million, respectively related to the Recall announced during the first quarter of fiscal 2011. A summary of the warranty accrual activity is shown in the table below (in thousands):

	January 31,
	2012	2011
Beginning balance	$310	$4,759
Accrual for product safety recall costs	248	310
Utilization of recall costs	(378)	(4,830)
Accruals for warranties issued during the period	80	370
Utilization	(67)	(299)

	$193	$310

10. Loan Agreement

On February 11, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). During the first quarter of fiscal 2012, we repaid the $1,000,000 that had been outstanding under the Loan Agreement. On September 15, 2011, we received a letter from SVB terminating the Loan Agreement effective September 22, 2011, due to our failure to meet the financial covenants of the Loan Agreement. We are currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

Income tax expense (benefit) on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2012	2011
Federal:
Current	$—	$(40)
Deferred	—	—
State:
Current	2	(35)
Deferred	—	—
Foreign:
Current	—	—

	$2	$(75)

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (dollars in thousands).

	Years Ended January 31,
	2012		2011
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Loss from continuing operations before income taxes and discontinued operations	$(5,287)	100%	$(5,448)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$(1,798)	(34%)	$(1,852)	(34%)
State tax, net of federal benefit	(192)	(4%)	(198)	(4%)
Research and MIC credits	(157)	(3%)	(201)	(4%)
Change in valuation allowance	2,009	38%	2,358	43%
Permanent differences	3	—	9	—
Benefit of five year carryback claim	—	—	(10)	—
Adjustment to unrecognized tax benefits	—	—	(33)	(1%)
Return to provision adjustments	116	2%	75	1%
Other, net	21	—	(223)	(4%)

Income tax benefit	$2	—	$(75)	(1%)

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total income tax expense (benefit) recorded for the years ended January 31, 2012 and 2011 was as follows (in thousands):

	January 31,
	2012	2011
Tax expense (benefit) from continuing operations	$2	$(75)
Tax expense from discontinued operations	—	—

	$2	$(75)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2012 and 2011 are as follows (in thousands):

	January 31,
	2012	2011
Deferred tax assets:
Accounts receivable	$37	$49
Inventory	748	671
Property and equipment, principally due to differing depreciation methods	671	457
Employee benefits, principally due to accrual for financial reporting purposes	32	71
Accrued liabilities for financial reporting purposes	158	173
Net research and manufacturer investment credit carryforwards	2,576	2,193
Net operating losses	11,894	10,436
AMT credit carryforwards	126	126
Deferred rent	16	41
Stock based compensation	796	744
Warranty accrual	73	149
Other	3	11

Total gross deferred tax assets	17,130	15,121
Less: valuation allowance	(17,130)	(15,121)

Net deferred tax assets	$—	$—

We have federal and state research and experimentation credit carryforwards of $1.7 million and $1.6 million, which expire through 2031 and indefinitely, respectively. We have a net operating loss carryforward of $31.4 million for federal and $30.1 million for state, which expire through 2031.

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a $17.1 million valuation allowance for deferred tax assets as of January 31, 2012, an increase of $2.0 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence utilize, the deferred tax assets.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning balance of our unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2011	$506
Additions based on tax positions related to the current year	254
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	—

Balance at January 31, 2012	$760

The unrecognized tax benefits recorded above, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. We recognize interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations.

We and our subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2006 in those jurisdictions where returns have been filed.

12. Stock Compensation

We have stock-based compensation plans under which outside directors, consultants, and employees are eligible to receive stock options and other equity-based awards. The stock option plans and a director stock option plan provide that officers, key employees, directors and consultants may be granted options to purchase up to 3,312,500 shares of our common stock at not less than 100 percent of the fair market value at the date of grant, unless the grantee is a 10 percent shareholder, in which case the price must not be less than 110 percent of the fair market value.

Our Director Stock Option Plan (the “Director Plan”) expired in December 2010, and our former employee stock option plan (the “Employee Plan”) expired during May 2005. These plans provided for 637,500 and 825,000 shares issuable, respectively. As of January 31, 2012, the Director Plan and Employee Plan had stock options outstanding of 65,500 and 25,000, respectively. During December 2005, the Board of Directors approved and adopted our 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by our shareholders at our annual shareholders’ meeting in June 2006, and was subsequently amended at our annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares. In July 2011, our shareholders approved the 2011 Equity Incentive Plan (the “2011” Plan) covering 750,000 shares of common stock, as well as the shares that remained available for issuance under the 2005 Plan plus shares that were the subject of outstanding awards under the 2005 Plan, which again become available for grant under that plan. Thus, the 2011 Plan combines the 2011 Plan and the 2005 Plan. Under the 2011 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. In addition, under the 2011 Plan, awards vest or become exercisable in installments determined by the compensation committee of our Board of Directors. The options granted under the Director Plan and the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2012, 325,000 restricted stock units were granted and no stock options were granted. The fair value of the restricted stock units granted during fiscal 2012 was estimated using the stock price on the date of the grant of $0.31 and a forfeiture rate of 9.4 percent. During fiscal 2011, 80,000 restricted stock units were granted and 10,000 stock options were granted. The fair value of the restricted stock units granted during fiscal 2011 was estimated using the stock price on the date of the grant of $2.35 and a forfeiture rate of 8.2 percent. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to our stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation model require the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. We review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from our current estimates.

The stock-based compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):

	Years Ended January 31,
	2012	2011
Stock-based compensation expense	$150	$332
Impact on basic and diluted earnings per share	$(0.02)	$(0.05)

The total compensation cost related to nonvested awards not yet recognized is approximately $0.2 million, which will be expensed over a weighted average remaining life of 12.5 months.

The fair value of the 10,000 options granted under our stock option plans during fiscal 2011 was estimated on the date of grant using the following weighted average assumptions:

Year Ended January 31, 2011
Weighted average risk-free interest rate	1.0%
Expected life (in years)	3.1
Expected stock volatility	62%
Dividend yield	None
Expected forfeitures	10.6%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions and other information related to stock options granted under these plans for the years ended January 31, 2012 and 2011 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, February 1, 2010	1,088,500	$3.91
Options granted	10,000	2.10
Options canceled or expired	(76,000)	18.24
Options exercised	—	—

Balance, January 31, 2011	1,022,500	$2.81
Options granted	—	—
Options canceled or expired	(642,500)	2.03
Options exercised	—	—

Balance, January 31, 2012	380,000	$3.93

Stock Options Exercisable at January 31, 2012	259,825	$5.57

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the years ended January 31, 2012 and 2011 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2010	69,204	$2.89
RSU’s granted	80,000	2.35
RSU’s canceled or expired	(32,976)	2.56
Common Stock issued	(17,300)	2.39

Balance, January 31, 2011	98,928	$2.56
RSU’s granted	325,000	0.31
RSU’s canceled or expired	(85,952)	1.63
Common Stock issued	(44,325)	2.40

Balance, January 31, 2012	293,651	$0.37

At January 31, 2011 and 2012, the stock awards outstanding had no intrinsic value based upon closing market prices of $0.34 and $0.16 per share, respectively.

The following table summarizes information about stock awards outstanding at January 31, 2012:

Range of Exercise/Grant Prices	Awards Outstanding			Options Exercisable
	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise/Grant Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.18 to 4.90	527,151	3.0	$0.80	113,325	$1.60
6.29 to 8.08	70,500	2.28	7.37	70,500	7.37
8.38 to 10.43	76,000	3.79	9.83	76,000	9.83

0.18 to 10.43	673,651	3.01 years	2.51	259,825	5.57

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 259,825 stock options exercisable at January 31, 2012 at a weighted-average exercise price of $5.57. Shares available under the plans for future grants at January 31, 2012 were 1,205,224.

13. Loss Per Share

We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflect the effects of potentially dilutive securities. Because we incurred net losses for the fiscal years ended January 31, 2012 and 2011, basic and diluted loss per share were the same because the inclusion of 673,651 and 1,121,428 potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2012	2011
Basic & Diluted:
Loss from continuing operations	$(5,289)	$(5,373)
Weighted average shares outstanding	7,365	7,332

Basic and diluted loss per share from continuing operations	$(0.72)	$(0.73)

Loss from discontinued operations	$(21)	$(601)
Weighted average shares outstanding	7,365	7,332

Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.08)

Net loss	$(5,310)	$(5,974)
Weighted average shares outstanding	7,365	7,332

Basic and diluted loss per share	$(0.72)	$(0.81)

14. Employee Benefit Plans

We have a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as restated effective January 1, 2010, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, we may contribute a portion of our net profits as determined by our Board of Directors. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2012 and 2011 were approximately $0.1 million each fiscal year. During fiscal 2012 and fiscal 2011, we made matching contributions of $32,000 and $110,000 respectively, through forfeited matching funds previously contributed to the Plan.

We have obligations to match employee contributions made to the Plan. Generally, our obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If we are unable to meet the requisite matching, the Plan may need to be amended.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on our office space, were $1.1 million at January 31, 2012, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2013	$231
2014	239
2015	248
2016	256
2017	133

Total minimum lease payments	$1,107

Rental expense for the years ended January 31, 2012 and 2011 was approximately $0.3 million and $0.4 million, respectively.

During fiscal 2012 we entered into an amended and restated office lease at our existing corporate headquarters reducing our occupied premises by 67% of the space occupied under the former lease. Our current lease expires on August 31, 2016, but allows for early termination on June 30, 2014 with advance written notice and payment of abated base rent of approximately $60,000 as well as a termination fee and other costs.

Purchase Commitments with Suppliers

We generally issues purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of its requirements and we have previously recognized charges and expenses related to such excess material. During the second quarter of fiscal 2012 we accrued a charge of $380,000 relating to such excess material relating to purchase commitments made to support the Targus business. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2012 totaled $0.7 million, of which approximately $0.2 million was cancelable as of January 31, 2012.

Executive Severance Commitments

We have severance compensation and employment agreements with certain of our key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. The exact amount of this contingent obligation is not known and accordingly has not been recorded in the consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that is the subject of the Recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the Recall of the product. The trial date is currently set for November 5, 2012. The outcome of this matter is not determinable as of the date of the filing of this report.

On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012 we denied these claims and filed a cross-complaint alleging claims of infringement on each of these five patents. The Court has required that the parties mediate the dispute by the end of July, 2012. This matter is ongoing and the outcome is not determinable.

On March 6, 2012 we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for failure to deliver goods ordered by us in the time, place, manner and price indicated by each purchase order. This matter is ongoing and the outcome is not determinable.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We believe that the outcome of all such legal proceedings will not, in the aggregate, have a material adverse effect on our consolidated results of operations and financial position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Resignation of Independent Registered Public Accounting Firm

As previously reported by us in a current report on Form 8-K that was filed with the SEC on April 11, 2011 (the "Current Report"), on April 5, 2011, BDO USA, LLP (“BDO”) provided written correspondence to us that they decline to stand for re-appointment after completion of the audit of our consolidated financial statements for fiscal 2011.

BDO’s reports on our consolidated financial statements as of and for the years ended January 31, 2010 and January 31, 2011, did not contain an adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended January 31, 2010 and January 31, 2011, there were no disagreements between us and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the matter of the disagreement in connection with its reports.

During the fiscal years ended January 31, 2010 and January 31, 2011 and through the date of BDO’s correspondence, none of the reportable events described under Item 304 (a)(1)(v) of Regulation S-K occurred.

We provided BDO with a copy of this disclosure. A copy of BDO’s letter to the SEC dated April 6, 2011, stating their agreement with the statements in this disclosure is attached as Exhibit 16.1 to the Current Report.

Engagement of New Independent Registered Public Accounting Firm

As previously reported by us in a current report on Form 8-K that was filed with the SEC on April 22, 2011, on April 20, 2011, we engaged Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") as our independent registered public accounting firm for the fiscal year ending January 31, 2012, to conduct reviews of the Company’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2012 and to conduct the audit of our annual consolidated financial statements for fiscal 2012. Squar Milner’s engagement was unanimously approved by our Audit Committee.

During our fiscal years ended January 31, 2010 and 2011, respectively and the subsequent period ended April 20, 2011 (the date Squar Milner was engaged by us), neither we nor anyone acting on our behalf consulted Squar Milner regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, or (ii) any “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S–K) or “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have concluded that, as of January 31, 2012, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2012. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal year ended January 31, 2012 did not result in any particular deficiency in our financial reporting for the fiscal year, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to either (1) raise additional capital or improve our working capital position to allow us to hire additional staff, or (2) successfully train our existing staff to take on additional responsibilities that will assist us in creating an effective system of internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2012, and delivered to stockholders in connection with our 2012 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2012, and delivered to stockholders in connection with our 2012 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2012, and delivered to stockholders in connection with our 2012 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2012, and delivered to stockholders in connection with our 2012 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2012, and delivered to stockholders in connection with our 2012 annual meeting of shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements (See Item 8 of this report)

    2.     Financial Statement Schedule:

The following additional information for the years ended January 31, 2012 and 2011 is submitted herewith:

II Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the notes thereto.

    3.     Exhibits

    Articles of Incorporation; Bylaws

3.1	Restated Articles of Incorporation. The Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through August 15, 2011, are incorporated herein by reference to Exhibit 3.02 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form 8-A (Filing No. 000-05449) filed with the Securities and Exchange Commission on February 6, 2003.

    Material Contracts

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s annual report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 33-156518) filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	2011 Equity Incentive Plan is incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2011. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.7	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.8	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.9	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010.

10.10	Third Amendment to the Loan and Security Agreement, dated as of February 9, 2011, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.

10.11	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. **

10.12	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein is incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 2009.

Other Exhibits

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, PETERSON, MIRANDA &WILLIAMON, LLP†

23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document Ω

†	Filed herewith.

+	Furnished herewith.

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15 of Form 10-K.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

Ω	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of registration statement prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

COMARCO, INC.

/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned directors and officers of Comarco, Inc., do hereby constitute and appoint Thomas Lanni, as our true and lawful attorney-in-fact and agent with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which such attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS W. LANNNI	President and Chief Executive Officer	April 30, 2012
Thomas W. Lanni	(Principal Executive Officer), Director

/s/ ALISHA K.CHARLTON	Chief Accounting Officer	April 30, 2012
Alisha K. Charlton	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL R. LEVIN	Chairman of the Board,	April 30, 2012
Michael R. Levin	Director

/s/ RICHARD T. LEBUHN	Director	April 30, 2012
Richard T. LeBuhn

/s/ WAYNE CADWALLADER	Director	April 30, 2012
Wayne Cadwallader

/s/ MICHAEL H. MULROY	Director	April 30, 2012
Michael H. Mulroy

/s/ PAUL BOROWIEC	Director	April 30, 2012
Paul Borowiec

COMARCO, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended January 31, 2012 and 2011

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions	Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):

Year ended January 31, 2012	$119	$(29)	$(3)	$—	$87

Year ended January 31, 2011	$136	$17	$(34)	$—	$119

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Articles of Incorporation. The Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2	Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through August 15, 2011, are incorporated herein by reference to Exhibit 3.02 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2011.

3.3	Certificate of Determination of Series A Participating Preferred Stock. The Certificate of Determination is incorporated herein by reference to Exhibit 99.1 to the Company’s registration statement on Form 8-A (Filing No. 000-05449) filed with the Securities and Exchange Commission on February 6, 2003.

10.1	Director Stock Option Plan dated July 1, 1987 is incorporated by reference from the Company’s annual report on Form 10-K for the year ended January 31, 1988. *

10.2	1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-8 (File No. 33-63219) filed with the Securities and Exchange Commission on October 5, 1995. *

10.3	2005 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 33-156518) filed with the Securities and Exchange Commission on December 31, 2008. *

10.4	2011 Equity Incentive Plan is incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2011. *

10.5	Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.6	Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.7	Loan and Security Agreement, dated as of February 12, 2009, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009.

10.8	First Amendment to the Loan and Security Agreement, dated as of February 9, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

10.9	Second Amendment to the Loan and Security Agreement, dated as of August 13, 2010, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2010.

10.10	Third Amendment to the Loan and Security Agreement, dated as of February 9, 2011, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Silicon Valley Bank is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2011.

10.11	Strategic Product Development and Supply Agreement, dated as of March 16, 2009, by and among Comarco, Inc. and Targus Group International, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2009. **

10.12	Compromise Settlement Agreement and Release, dated as of July 12, 2003, among Comarco, Inc., Comarco Wireless Technologies, Inc., iGo, Inc. (formerly Mobility Electronics, Inc.) and the other parties identified therein is incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 15, 2009.

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, PETERSON, MIRANDA &WILLIAMSON, LLP†

23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document	Ω

†	Filed herewith.

+	Furnished herewith.

*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.

**	Confidential Treatment has been requested with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

Ω	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of registration statement prospectus for purposes of Sections 11 or 12 of the Securities and Exchange Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.