Form 10-Q
period 2012-04-30
COMARCO INC
filed 2012-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 2012

For the quarterly period ended

APRIL 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 7,463,194 shares of common stock outstanding as of June 1, 2012.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	April 30, 2012 (Unaudited)	January 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$155	$908
Accounts receivable due from customers, net of reserves of $6 at April 30, 2011 and at January 31, 2012	2,204	934
Accounts receivable due from suppliers, net of reserves of $66 at April 30, 2011 and $81 at January 31, 2012, respectively	1,465	673
Inventory, net of reserves of $1,926 at April 30, 2012 and $1,791 at January 31, 2012, respectively	787	1,131
Other current assets	61	63

Total current assets	4,672	3,709
Property and equipment, net	118	126
Restricted cash	92	92

Total assets	$4,882	$3,927

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,527	$3,912
Accrued liabilities	2,325	1,315

Total current liabilities	6,852	5,227
Deferred rent, net of current portion	43	41

Total liabilities	6,895	5,268

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2012 and January 31, 2012, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,463,194 and 7,388,194 shares issued and outstanding at April 30, 2012 and January 31, 2012	746	739
Additional paid-in capital	15,476	15,443
Accumulated deficit	(18,235)	(17,523)

Total stockholders’ deficit	(2,013)	(1,341)

Total liabilities and stockholders’ equity	$4,882	$3,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2012	2011
Revenue	$2,201	$2,949
Cost of revenue	1,869	2,773

Gross profit	332	176

Selling, general, and administrative expenses	503	950
Engineering and support expenses	541	499

	1,044	1,449

Operating loss	(712)	(1,273)
Other income, net	—	10

Loss before income taxes	(712)	(1,263)
Income tax benefit	—	—

Net loss	$(712)	$(1,263)

Basic and diluted loss per share:	$(0.10)	$(0.17)

Weighted average common shares outstanding:
Basic	7,430	7,344

Diluted	7,430	7,344

Common shares outstanding	7,463	7,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(712)	$(1,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	119
Stock-based compensation expense	40	72
Loan origination fees	—	53
Loss on retirement of equipment	11	—
Provision for doubtful accounts	(15)	10
Provision for obsolete inventory	(135)	(82)
Changes in operating assets and liabilities:
Accounts receivable due from customers and suppliers	(2,047)	1,219
Inventory	479	(81)
Other assets	2	(75)
Accounts payable	615	(965)
Accrued liabilities	1,010	(611)
Deferred rent	2	—

Net cash used in operating activities	(718)	(1,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(35)	(21)

Net cash used in investing activities	(35)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment	—	(1,000)
Loan origination fees	—	(53)

Net cash used in financing activities	—	(1,053)

Net decrease in cash and cash equivalents	(753)	(2,678)
Cash and cash equivalents, beginning of period	908	6,381

Cash and cash equivalents, end of period	$155	$3,703

Noncash investing and financing activities:
Issuance of common stock upon the vesting of restricted stock units	$7	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$12

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc., through its subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading developer and designer of mobile power adapters used to simultaneously power and charge notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable handheld devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

Our business addresses the needs of today’s mobile culture by providing innovative charging solutions for a myriad of battery powered devices nearly all consumers use today. Our innovative technology allows the consumer to charge multiple devices from a single charger, eliminating the need to carry multiple chargers while traveling. This technology was developed by Comarco and we own an extensive patent portfolio related to this technology.

2.	Summary of Significant Accounting Policies

Future Operations, Liquidity and Capital Resources:

We have experienced substantial pre-tax losses from operations for the first fiscal quarters of fiscal 2013 and 2012 totaling $0.7 million and $1.3 million, respectively. In addition, we experienced pre-tax losses from operations for fiscal 2012 totaling $5.3 million. The condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our condensed consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to sell our products at a profit and our ultimate return to overall profitability. To accomplish this, we must increase the sales volumes of our current and newly designed ChargeSource® products to absorb fixed administrative and contract manufacturing overhead. Currently we have two significant customers, Lenovo Information Products Co., Ltd. (“Lenovo”) and Dell Inc. and affiliates (“Dell”), both of which are original equipment manufacturers, or “OEM’s.” However, we have decided to exit the business with Dell, due to low sales volumes and thin product margins. We sold Dell the remaining product in inventory in May 2012.

During the second quarter of fiscal 2012, we decided to change our sales strategy to sell our products directly to consumers. Although we plan to continue to sell select products in the OEM channel, we believe that we can increase sales and margins by also selling our products direct to consumers. To implement this strategy, we launched our website, www.chargesource.com during the fourth quarter of fiscal 2012, to sell our newest generation of AC adapter. There can be no assurance that we will be able to successfully achieve our sales volume initiatives through the launch of our new website, and the failure to achieve such initiatives could have a material adverse effect on our operations and financial condition.

We had negative working capital totaling approximately $2.2 million at April 30, 2012. In order for us to conduct our business for the next twelve months, continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, manage closely our operating expenses, and potentially raise additional funds, through either debt and/or equity financing, to meet our working capital needs. We are currently engaged in discussions to obtain financing. We cannot be certain that we will obtain financing on terms acceptable to us, or at all.

These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and could realize significantly less than the values at which our assets are carried on our financial statements. As a result, stockholders may lose all or part of their investment in our common stock. The consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Basis of Presentation

Our condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended January 31, 2012. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2013.

Cash and Cash Equivalents

All highly liquid investments with original maturity dates of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the condensed consolidated financial statements. Cash and cash equivalents are generally maintained in uninsured accounts, typically Eurodollar deposits with daily liquidity, which are subject to investment risk, including possible loss of principal invested. We have not historically suffered losses relating to cash and cash equivalents.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT. All material intercompany balances, transactions, and profits and losses have been eliminated.

Accounts Receivable due from Customers

Our management offers unsecured credit terms to customers and performs ongoing credit evaluations of our customers. Accounts receivable balances result primarily from the timing of remittance payments by these customers to the Company. Accounts receivable are stated net of an allowance for uncollectible accounts. Management develops its estimate of this reserve based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. Historically, such losses have been within management’s expectations and the reserves established.

Accounts Receivable due from Suppliers

Oftentimes we are able to source components locally that we later sell to our contract manufacturers (“CM’s”), who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Flextronics Electronics (“Flex”), the CM who builds the product we sell to Lenovo, changed. In the prior fiscal year, we sourced just a few components in the bill of material. In fiscal 2013, we began procuring all of the component parts in the bill of material.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments.

3.	Stock-Based Compensation

We grant stock awards for a fixed number of shares to employees, consultants, and directors with an exercise price equal to the fair value of the shares at the date of grant.

We account for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to our stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of awards that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, we review our valuation assumptions at each grant date, and as a result, we are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from our current estimates.

The compensation expense recognized is summarized in the table below (in thousands, except per share amounts):

	Three Months Ended April 30,
	2012	2011
Total stock-based compensation expense	$40	$72

Impact on basic and diluted earnings per share	0.01	0.01

The total compensation cost related to nonvested awards not yet recognized is approximately $192,000, which will be expensed over a weighted average remaining life of 10 months.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of fiscal 2013 and 2012, 300,000 and 75,000 restricted stock units were granted, respectively. During the first quarter of each of fiscal 2013 and 2012, no stock options were granted.

We have stock-based compensation plans under which directors, employees and consultants receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, consultants and directors may be granted awards to purchase up to 3,312,500 shares of common stock at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder, in which case the price must not be less than 110 percent of the fair market value.

Transactions and other information related to stock options granted under these plans for the three months ended April 30, 2012 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2012	380,000	$3.93
Awards granted	—	—
Awards canceled or expired	(51,500)	8.15
Awards exercised	—	—

Balance, April 30, 2012	328,500	$3.53

Stock Options Exercisable at April 30, 2012	208,325	$4.94

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the three months ended April 30, 2012 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price on Grant Date
Balance, January 31, 2012	293,651	$0.37
RSU’s granted	300,000	0.16
RSU’s canceled or expired	—	—
RSU’s vested/Common stock issued	(75,000)	0.31

Balance, April 30, 2012	518,651	$0.26

The following table summarizes information about the Company’s stock awards outstanding at April 30, 2011:

	Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise	Number Exercisable	Weighted-Avg. Exercise
$ 0.16 to 4.90	752,151	2.1	$0.59	113,325	$1.60
7.00 to 8.08	34,000	1.9	7.54	34,000	7.54
8.38 to 10.43	61,000	3.6	9.68	61,000	9.68

	847,151	2.2 years	1.53	208,325	4.94

At April 30, 2012, shares available for future grants under the Plans were 920,224.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

4.	Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended April 30, 2012 and 2011, basic and diluted net loss per share for both such periods were the same because the inclusion of 847,151 and of 1,138,452 potentially dilutive securities related to outstanding stock awards, respectively, would have been antidilutive.

5.	Customer and Supplier Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2012 or 2011 are listed below (in thousands).

	Three Months Ended April 30,
	2012		2011
Total revenue	$2,201	100%	$2,949	100%

Customer concentration:
Dell Inc. and affiliates	$52	2%	$371	13%
Lenovo Information Products Co., Ltd.	2,137	97%	1,354	46%
Targus Group International, Inc.	—	—	1,161	39%

	$2,189	99%	$2,886	98%

The Company’s revenues by geographic area, as determined by the “ship to” address, consisted of the following (in thousands):

	Three Months Ended April 30,
	2012	2011
North America	$41	$1,411
Asia	2,155	1,528
Other	5	10

	$2,201	$2,949

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either April 30, 2012 or January 31, 2012 are listed below (in thousands).

	April 30, 2012		January 31, 2012
Total gross accounts receivable due from customers	$2,210	100%	$940	100%

Customer concentration:
Dell Inc. and affiliates	$26	1%	$371	39%
Lenovo Information Products Co., Ltd.	2,170	98%	562	60%

	$2,196	99%	$933	99%

The receivables due from Lenovo increased during the quarter ended April 30, 2012 because we had a supply chain disruption in the fourth quarter of fiscal 2012, which was resolved during the first quarter of fiscal 2012. As previously discussed, we have exited the Dell business due to low sales volumes and thin product margins. Therefore, Dell’s receivable balance declined significantly compared to the fourth quarter of fiscal 2012.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either April 30, 2012 or January 31, 2012 are listed below (in thousands).

	April 30, 2012		January 31, 2012
Total gross accounts receivable due from suppliers	$1,531	100%	$754	100%

Supplier concentration:
EDAC Electronics Co. Ltd	$532	35%	$532	71%
Flextronics Electronics	808	53%	40	5%
Zheng Ge Electrical Co., Ltd	122	8%	122	16%

	$1,462	96%	$694	92%

The increase in the receivables due from Flex is because of a change in our business relationship. In the prior fiscal year, we sourced only a few components on behalf of Flex and sold those components to them. During fiscal 2013, we began procuring all of the components included in the bill of material on behalf of Flex for the product we sell to Lenovo. The change in the relationship has allowed us to secure more favorable payment terms among our expanded supplier base.

The suppliers comprising 10 percent or more of the Company’s gross accounts payable at either April 30, 2012 or January 31, 2012 are listed below (in thousands).

	April 30, 2012		January 31, 2012
Total gross accounts payable	$4,527	100%	$3,912	100%

Supplier concentration:
EDAC Electronics Co. Ltd	$1,964	43%	$1,964	50%
Chicony Power Technology, Co. Ltd	1,100	24%	1,100	28%
Pillsbury Winthrop Shaw Pittman, LLP	675	15%	386	10%

	$3,739	82%	$3,450	88%

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the three months ended April 30, 2012, three suppliers accounted for approximately $654,000 or 44 percent of the total product costs of $1.5 million recorded in cost of revenue. For the three months ended April 30, 2011, Flex provided $1.3 million or 90 percent of total product costs of $1.5 million recorded in cost of revenue. During fiscal 2013, we began procuring all of the components included in the bill of materials for the product we sell to Lenovo, and therefore, our supplier concentration has been reduced. In the prior fiscal year we procured the finished good directly from Flex and they were responsible for procuring the components.

EDAC Electronics Co. Ltd. (“EDAC”) and Chicony Power Technology, Co. Ltd., (“Chicony”) are former contract manufacturers. Chicony was the manufacturer of the Bronx product which was subject to a product recall and we are currently in litigation with Chicony (see Note 8). We have made no payments to Chicony during either fiscal 2013 or fiscal 2012. EDAC was the manufacturer of the Manhattan product sold to Targus and we are currently in litigation with EDAC (see Note 8). The outcome of such litigation is not determinable at this time and we do not know whether or not we will pay these liabilities. If we prevail in these cases, based upon our causes of action, it is likely we will be relieved of these net liabilities. Flex is the contract manufacturer for the products we sell to Lenovo and Dell. At April 30, 2012, approximately $0.9 million or 66 percent of total uninvoiced materials and services of $1.4 million, included in accrued liabilities was payable to Flex and Zhengge Electrical Co. Ltd. (“Zhengge”). At January 31, 2012, approximately $0.3

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

million or 54 percent of total uninvoiced materials and services of $0.6 million, included in accrued liabilities was payable to Zhengge. Zhengge was a tip supplier for the Bronx product, and we ceased paying Zhengge during the course of the product recall.

6.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	April 30, 2012	January 31, 2012
Raw materials	$655	$1,002
Finished goods	132	129

	$787	$1,131

As of April 30, 2012 and January 31, 2012, approximately $328,000 and $268,000 of total inventory, respectively, was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in the United States and Asia and at various third party inventory warehouses for our customers, Dell and Lenovo.

7.	Warranty Arrangements

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

	April 30,
	2012	2011
Beginning balance	$193	$310
Accruals for product safety recall costs	—	350
Accruals for warranties issued during the period	—	54
Utilization	(30)	(590)

	$163	$124

The Company believes that the balance remaining as of April 30, 2012 is adequate to cover standard warranty costs and believes that we have accrued for and paid substantially all of our material financial obligations with respect to the product recall.

8.	Commitments and Contingencies

Purchase Commitments with Suppliers

We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, consolidated results of operations, and financial position. Our fixed purchase commitments at June 1, 2012 totaled approximately $1.1 million.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Executive Severance Commitments

The Company has severance compensation agreements with certain key executives. These agreements require the Company to pay these executives, in the event of certain terminations of employment following a change of control of the Company, up to the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. Since a change of control has not occurred, we have not recorded any liability in the unaudited interim condensed consolidated financial statements.

Legal Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that is the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. The trial date is currently set for November 5, 2012. The outcome of this matter is not determinable as of the date of the filing of this report, however if we do not prevail, Chicony is seeking payment of $1.2 million, of which we have previously accrued $1.1 million.

On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. The five Comarco patents are U.S. Patent Nos. 6,831,848 titled “Programmable Power Supply to Simultaneously Power a Plurality of Electronic Devices”; 7,495,941 titled “Power Supply Equipment with Matching Indicators on Converter and Connector Adaptors”; 7,613,021 titled “Small Form Factor Power Supply”; 7,863,770 titled “Power Supply Equipment for Simultaneously Providing Operating Voltages To a Plurality of Devices”; and 7,999,412 titled “Detachable Tip for Communicating with Adapter and Electronic Device.” On February 29, 2012 we denied these claims and filed a cross-complaint alleging claims of infringement on each of these five patents. The Court has required that the parties mediate the dispute by the end of July, 2012. This matter is ongoing and the outcome is not determinable, however if we do not prevail we will likely not obtain a license agreement to earn future license revenue from products sold by Kensington.

On March 6, 2012, we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for the failure to deliver goods ordered by us in the time, place, manner and price indicated by each purchase order. This matter is ongoing and the outcome is not determinable, however if we do not prevail we believe that our existing accounts payable to EDAC of $1.9 million offset by our accounts receivable due from EDAC of $0.5 million is our maximum exposure to EDAC.

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

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements, the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This report, including the following discussion and analysis, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements included in this report. Additionally, statements concerning future matters are forward-looking statements.

These forward-looking statements reflect current views about our plans, strategies, and prospects but are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.

Forward-looking statements in this report include: those related to our objectives; our products and the availability of future products; our sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; and the sufficiency of our cash and cash equivalent balances. Many important factors may cause the Company’s actual results to differ materially from those discussed in any such forward-looking statements including but not limited to: the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from a limited number of customers; our inexperience in our newest market segment, retail internet sales; additional costs which might be incurred related to our previously announced product recall beyond the reserves established for the recall; unexpected difficulties and delays associated with our efforts to obtain cost reductions and achieve higher sales volumes for our ChargeSource® products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors, including failure from significant reductions in demand from earlier anticipated levels; risks related to market acceptance of our products and our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; and costs and potential adverse determinations arising out of adverse proceedings or litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2012, those contained in the Company’s other filings with the SEC, and those set forth above.

Basis of Presentation

The financial information presented in this report is not audited and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flow. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and fiscal periods.

Executive Summary

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a leading developer and designer of innovative mobile power products. These standalone, multi-function mobile power adapters are used to simultaneously power and charge notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable consumer electronic devices. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended April 30, 2012:

•

In December 2011, we launched our innovative direct-to-consumer retail sales channel through our website www.chargesource.com in an effort to increase retail sales and improve gross margins. We anticipate revenue generated from this sales channel in fiscal 2013 to be a significant percentage of total sales.

•	We are currently engaged in discussions to obtain financing.

•

On January 25, 2011, we received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Approximately 39 percent of our revenue for the first quarter of fiscal 2012 resulted from sales to Targus pursuant to the Targus Agreement. We expect no future revenue from sales to Targus at this time.

•	During fiscal 2012, we decided to exit our business with Dell Inc. due to low sales volumes and thin product margins.

•

We are in litigation with two former contract manufacturers, Chicony Power Technology Co., Ltd (“Chicony”) and EDAC Electronics Co. Ltd (“EDAC”). Although the outcome of such litigation is not determinable at this time, if we prevail in these cases based upon our causes of action, it is likely we will be relieved of net liabilities payable to Chicony and EDAC of $1.1 million and $1.4 million, respectively.

•

Revenue for the first quarter of fiscal 2013 decreased to $2.2 million compared to $2.9 million for the first quarter of fiscal 2012. The decrease is primarily attributable to the loss of Targus as a customer.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2012.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2012 and 2011:

Revenue

	Three Months Ended April 30,				2012 over 2011 % Change
	2012		2011
	(In thousands)
		% of Revenue		% of Revenue
Revenue	$2,201	100%	$2,949	100%	(25%)

Operating loss	$(712)		$(1,273)

Net loss	$(712)		$(1,263)

Revenue by Geographic Region

	Three Months Ended April 30,		2012 over 2011 % Change
	2012	2011
	(In thousands)
Revenue:
North America	$41	$1,411	(97%)
Asia	2,155	1,528	41%
Other	5	10	(50%)

	$2,201	$2,949	(25%)

Revenue by Customer

	Three Months Ended April 30,		2012 over 2011 % Change
	2012	2011
	(In thousands)
Revenue:
Dell	$52	$371	(86%)
Lenovo	2,137	1,354	58%
Targus	—	1,161	(100%)
Other	12	63	(81%)

	$2,201	$2,949	(25%)

Revenue

The decrease in revenue of $0.7 million for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 is primarily attributable the loss of Targus as a customer. As previously discussed, on January 25, 2011, we received written notification from Targus of its non-renewal of the Targus Agreement. Revenue from shipments to Lenovo increased $0.8 million or 58 percent in the first quarter of fiscal 2013 compared to the corresponding prior year period. The increase in the first quarter of fiscal 2013 relates, in part, to filling a backlog created by a supply chain disruption that occurred in the fourth quarter of fiscal 2012. Revenue from shipments to Dell decreased $0.3 million or 86 percent during the first quarter of fiscal 2013. As previously discussed, we decided to exit the Dell business due to low sales volumes and thin product margins. Dell took delivery of the final few units in May.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,				2012 over 2011 % Change
	2012		2011
	(In thousands)
		% of Total		% of Total
Cost of revenue:
Product costs	$1,492	80%	$1,480	53%	1%
Accrued product recall costs	$—	—	$350	13%	(100%)
Fixed supply chain overhead	242	13%	422	15%	(43%)
Inventory reserve and scrap charges	135	7%	521	19%	(74%)

	$1,869	100%	$2,773	100%	(33%)

	Three Months Ended April 30,		2012 over 2011 ppt Change
	2012	2011
Gross margin	15%	6%	9

The first quarter of fiscal 2013 decrease in cost of revenue of $0.9 million compared to the first quarter of fiscal 2012 was attributable to several factors. Although revenue decreased by $0.7 million, or 25 percent, in the first quarter of fiscal 2013 compared to the corresponding prior year period, the product costs remained flat. This is due to the fact that the first quarter of fiscal 2012 included approximately $0.9 million in revenue from Targus and the corresponding product cost had been recorded in the fourth quarter of fiscal 2011. During the first quarter of fiscal 2012 we recorded an additional accrual for the product recall in the amount of $350,000 as a direct result of a charge assessed by Targus. We incurred no similar charges during fiscal 2013. During the first quarter of fiscal 2013, our fixed supply chain overhead decreased by $0.2 million or 43 percent. This decrease is a result of continued cost cutting measures. During the first quarter of fiscal 2012, we incurred scrap charges of $0.5 million relating to Manhattan product components that we procured from Anam during the first quarter of fiscal 2012. The fiscal 2013 inventory reserve charge relates primarily to slow-moving inventory.

Operating Costs and Expenses

	Three Months Ended April 30,				2012 over 2011 % Change
	2012		2011
	(in thousands)
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$65	3%	$172	6%	(62%)
Corporate overhead	438	20%	778	26%	(44%)
Engineering and support expenses	541	25%	499	17%	8%

	$1,044	47%	$1,449	49%	(28%)

Selling, general, and administrative expenses decreased by $0.1 million during the first quarter of fiscal 2013, compared to the same period of the prior year, primarily as a result of a reduction in personnel costs. We currently have no employees in our sales and marketing departments, but instead utilize various consultants who are focused on digital media and search engine optimization to assist us with generation of sales on our retail website www.chargesource.com, which was launched in the fourth quarter of fiscal 2012.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The decrease in corporate overhead of $0.3 million during the first quarter of fiscal 2013 compared to the same period of the prior year relates primarily to a reduction in personnel costs most significantly based upon changes and reductions in executive management as well as reduced legal, rent and occupancy expense and insurance costs.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The engineering costs increased $42,000 in the first quarter of the current year compared to the first quarter of fiscal 2012 primarily as a result of increased legal fees of $0.2 million incurred in connection with intellectual property matters offset by a reduction in personnel costs as well as reduced rent and occupancy expense.

Other income (expense), net

Other income, net, consists primarily of interest income earned on invested cash balances offset by interest expense related to our former credit facility. During the first quarter of fiscal 2012, we received a payment of $34,000, representing the final payment related to our investment in SwissQual, which was sold in fiscal 2006, and earned $2,000 in interest income. This income was offset by interest expense of $12,000 and amortization of loan origination fees in the amount of $13,000. We had no similar charges in fiscal 2013. Our former credit facility was repaid during the first quarter of fiscal 2012 and therefore we had no interest expense in fiscal 2013 and our cash balances yield negligible interest earnings.

Income Tax Benefit

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first quarter of fiscal 2013, the adjusted net deferred tax assets remain fully reserved as of April 30, 2012.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2012 decreased $0.7 million to $0.2 million as compared to $0.9 million at January 31, 2012. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2012	2011
	(in thousands)
Cash used in:
Operating activities	$(718)	$(1,604)
Investing activities	(35)	(21)
Financing activities	—	(1,053)

Operating Activities

Cash used in operating activities of $0.7 million for the first quarter of fiscal 2013 was primarily attributable to our net loss of $0.7 million. Additionally, our accounts payable and accrued liabilities increased by $1.6 million, and our receivables increased by $2.0 million and our inventory decreased by $0.5 million due to higher sales volume compared to the fourth quarter of fiscal 2012.

Cash used in operating activities of $1.6 million for the first quarter of fiscal 2012 was primarily attributable to our net loss of $1.3 million. Additionally, we collected $1.2 million in total receivables and paid $1.6 million in combined accounts payable and accrued liabilities.

Investing Activities

During the first quarter of fiscal 2013 and 2012 we purchased $35,000 and $21,000, respectively, of property and equipment, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products.

Financing Activities; Credit Facility

On February 11, 2009, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and originally matured on February 9, 2012, at which time, any outstanding principal balance was to become payable in full.

During fiscal 2010, we borrowed $1.0 million against our credit facility with SVB and incurred $43,000 in loan origination fees.

During the first quarter of fiscal 2012, we repaid the $1.0 million that had been outstanding under the Loan Agreement and we incurred $53,000 in loan origination fees relating to its renewal. On September 15, 2011, we received a letter from SVB terminating the Loan Agreement effective September 22, 2011 due to our failure to meet the financial covenants of the Loan Agreement. We are currently seeking other forms of financing, however, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all.

Future Operations and Liquidity Requirements for the Next 12 Months

As of April 30, 2012, we had negative working capital of $2.2 million. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, manage closely our operating expenses and potentially raise additional funds, through either debt and/or equity financing, to meet our working capital needs. We are currently engaged in discussions to obtain financing. We cannot guarantee that we will be able to increase sales, manage our expenses or obtain additional funds when needed or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, manage our expenses or raise sufficient additional capital, we may be unable to continue to fund our operations, develop our products or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.

As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

•	Our future retail sales of our ChargeSource® products generated from our recently launched website www.chargesource.com;

•	The outcome of litigation with our contract manufacturer of the Bronx product, the subject of a product recall;

•	Our ability to obtain financing; and

•	The ability of our contract manufacturers of our products to manufacture our products at the level currently anticipated, and the ability of our products to meet any required specifications.

We are currently focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our potential future profitability. As we execute on our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may again experience a negative operating cash flow in the future. We are currently engaged in discussions to obtain financing. We may also attempt to raise additional funds through public or private debt or equity financings if such financings become available on acceptable terms. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected. In fiscal 2012, we notified approximately 11 companies that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. We intend to aggressively protect our intellectual property and are vigorously pursuing all potential infringers. Our patent infringement efforts are ongoing and the outcomes of these efforts are not determinable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide disclosure in response to Part 1: Item 3 of Form 10-Q because we are considered to be a “smaller reporting company.”

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

“Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management believes that a disclosure control and procedure system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Under the direction and participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2012 due to the continuing ineffectiveness of our internal controls over financial reporting discussed below.

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

Our management has concluded that, as of April 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff, which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal quarter ended April 30, 2012 did not result in any particular deficiency in our financial reporting for the fiscal quarter ended April 30, 2012, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to either raise additional capital or improve our working capital position to allow us to hire additional staff.

There were no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. The trial date is currently set for November 5, 2012. The outcome of this matter is not determinable as of the date of the filing of this report.

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

Comarco Inc. vs. EDAC Electronics Co. Ltd. (“EDAC”) Case No. 30-2012-00551827, Superior Court of California County of Orange – Central Justice Center. On March 6, 2012, we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for failure to deliver goods we ordered in the time, place, manner and price indicated by each purchase order. This matter is ongoing and the outcome is not determinable.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2012, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2012.

ITEM 6.	EXHIBITS

10.13	Severance Compensation Agreement, dated June 23, 2010, between the Company and Donald L. McKeefery filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMARCO, INC.

Date: June 14, 2012	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2012	/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.13	Severance Compensation Agreement, dated June 23, 2010, between the Company and Donald L. McKeefery filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.