Form 10-Q
period 2012-07-31
COMARCO INC
filed 2012-09-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

JULY 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-5449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California	95-2088894
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25541 Commercentre Drive, Suite 250, Lake Forest, California 92630

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

The registrant had 7,610,629 shares of common stock outstanding as of September 12, 2012.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value amounts)

	July 31, 2012	January 31, 2012 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$1,619	$908
Accounts receivable due from customers, net of reserves of $5 and $6, respectively	1,674	934
Accounts receivable due from suppliers, net of reserves of $50 and $81, respectively	564	673
Inventory, net of reserves of $1,162 and $1,791, respectively	1,127	1,131
Other current assets	53	63

Total current assets	5,037	3,709
Property and equipment, net	101	126
Restricted cash	92	92

Total assets	$5,230	$3,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,834	$3,912
Accrued liabilities	2,179	1,315
Loan payable, net of discount	635	—
Derivative liabilities	1,365	—

Total current liabilities	7,013	5,227
Deferred rent, net of current portion	44	41

Total liabilities	7,057	5,268

Commitments, Contingencies and Subsequent Events

Stockholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2012 and January 31, 2012, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,610,629 and 7,388,194 shares issued and outstanding at July 31, 2012 and January 31, 2012	761	739
Additional paid-in capital	15,496	15,443
Accumulated deficit	(18,084)	(17,523)

Total stockholders’ deficit	(1,827)	(1,341)

Total liabilities and stockholders’ deficit	$5,230	$3,927

(A)	Derived from the audited consolidated financial statements as of January 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Revenue	$1,681	$1,926	$3,883	$4,876
Cost of revenue (1)	(127)	2,232	1,742	5,006

Gross profit (loss)	1,808	(306)	2,141	(130)

Selling, general, and administrative expenses	897	1,114	1,401	2,065
Engineering and support expenses	703	475	1,244	974

	1,600	1,589	2,645	3,039

Operating income (loss)	208	(1,895)	(504)	(3,169)
Other loss, net	(55)	(13)	(55)	(2)

Income (loss) from continuing operations before income taxes	153	(1,908)	(559)	(3,171)
Income tax expense	(2)	(2)	(2)	(2)

Income (loss) from continuing operations	151	(1,910)	(561)	(3,173)
Loss from discontinued operations, net of income taxes	—	(21)	—	(21)

Net income (loss)	$151	$(1,931)	$(561)	$(3,194)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.43)
Loss from discontinued operations	—	—	—	—

Net income (loss)	$0.02	$(0.26)	$(0.07)	$(0.43)

Weighted average common shares outstanding:
Basic	7,585	7,344	7,508	7,344

Diluted	7,608	7,344	7,508	7,344

Common shares outstanding	7,611	7,344	7,611	7,344

(1)	See Note 7

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561)	$(3,194)
Loss from discontinued operations	$—	$21
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	54	271
Loan origination fees	—	53
Loss on retirement of property and equipment	11	—
Stock-based compensation	75	95
Recovery from doubtful accounts receivable	(32)	—
Provision for obsolete inventory	(630)	(185)
Supplier settlement	(1,443)	—
Changes in operating assets and liabilities:
Accounts receivable due from customers	(739)	1,470
Accounts receivable due from suppliers	(393)	(51)
Inventory	634	(31)
Other assets	10	(195)
Accounts payable	886	(1,498)
Accrued liabilities	876	(498)
Deferred rent	3	39

Net cash used in continuing operating activities	(1,249)	(3,703)
Net cash used in discontinued operating activities	—	(21)

Net cash used in operating activities	(1,249)	(3,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(40)	(48)

Net cash used in investing activities	(40)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	2,000	—
Repayment of line of credit	—	(1,000)
Loan origination fees	—	(53)

Net cash provided by (used in) financing activities	2,000	(1,053)

Net increase (decrease) in cash and cash equivalents	711	(4,825)
Cash and cash equivalents, beginning of period	908	6,381

Cash and cash equivalents, end of period	$1,619	$1,556

Noncash investing and financing activities:
Loan discount recorded in connection with issuance of warrants	$1,365	$—

Issuance of common stock upon the vesting of restricted stock units	$22	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$12

Cash paid for income taxes, net of refunds	$2	$2

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

Our business addresses the needs of today’s mobile culture by providing innovative charging solutions for the myriad of battery powered devices used by nearly all consumers today. Our innovative technology allows the consumer to charge multiple devices from a single charger, eliminating the need to carry multiple chargers while traveling. This technology was developed by Comarco and we own an extensive patent portfolio related to this technology.

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated balance sheet as of January 31, 2012, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of July 31, 2012 and its consolidated results of its operations and cash flows for the three and six months ended July 31, 2012 and 2011. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended January 31, 2012 (the “2012 10-K”), which was filed with the SEC on April 30, 2012. The consolidated results of operations for the three and six months ended July 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2013 or any other interim period during such year.

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Future Operations, Change in Strategy, Liquidity and Capital Resources

The Company has experienced pre-tax losses from continuing operations for the six months ended July 31, 2012 and 2011 totaling $0.6 million and $3.2 million, respectively. In addition, the Company experienced pre-tax losses from operations for fiscal 2012 totaling $5.3 million. The condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. The Company’s condensed consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. The Company’s future is highly dependent on its ability to sell its products at a profit, obtain liquidity, and its ultimate return to overall profitability. To accomplish this, we must increase the sales volumes of our current and newly designed ChargeSource® products.

During the current fiscal year we had two significant customers, Lenovo Information Products Co., Ltd. (“Lenovo”) and Dell Inc. and affiliates (“Dell”), both of which are original equipment manufacturers, or “OEM’s.” However, we exited the business with Dell, and sold Dell all remaining product in inventory in May 2012, due to low sales volumes and thin product margins. In the prior fiscal year we had an additional significant customer, Targus Group, International, Inc. (“Targus”). Our Targus relationship began in March 2009, with our entry into a Strategic Product Development and Supply Agreement (the “Targus Agreement”). The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. However, on January 25, 2011, Targus provided the Company with written notification of non-renewal of the Targus Agreement. As such, there has been no revenue from Targus since the second quarter of fiscal 2012, which was minor. We do not expect any future sales to Targus.

During the second quarter of fiscal 2012, we decided to change our sales strategy to sell our products directly to end users. Although we plan to continue to sell select products in the OEM channel, we believe that we can complement our OEM sales and increase sales and margins by selling our products direct to end users. To implement this strategy, we launched our website, www.chargesource.com during the fourth quarter of fiscal 2012, to sell our newest generation of AC adapter. There can be no assurance that we will be able to successfully achieve our sales volume initiatives through the launch of our new website, and the failure to achieve such initiatives could have a material adverse effect on our operations and financial condition.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We had negative working capital totaling approximately $2.0 million at July 31, 2012. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, closely manage operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our working capital needs. (See Note 10 Loan & Related Agreements)

Basis of Presentation

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2012. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2013.

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

Accounts Receivable Due from Customers

We offer unsecured credit terms to customers and performs ongoing credit evaluations of our customers. Accounts receivable balances result primarily from the timing of remittance payments by these customers to the Company. Accounts receivable are stated net of an allowance for doubtful accounts. Management develops its estimate of this reserve based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. Historically, such losses have been within management’s expectations and the reserves established.

Accounts Receivable Due from Suppliers

We frequently source components locally that we later sell to our contract manufacturers (“CM’s”), who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are instead reclassified to cost of revenue. During fiscal 2013, our relationship with Flextronics Electronics (“Flex”), the CM who builds the product we sell to Lenovo transitioned from a relationship where we directly sourced just a few components in the bill of material to a process where we directly source all of the component parts in the bill of material.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Certain accounting principles require subjective and complex judgments to be made in the preparation of financial statements. Accordingly, our reported assets and liabilities and results of operations could differ, possibly significantly, depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs, including product recall costs, valuation of derivative liabilities, valuation allowances for deferred tax assets, and determination of stock based compensation expense.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

Impairment or Disposal of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We did not recognize any impairment charges during the three or six months ended July 31, 2012.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions in fiscal 2013 that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We evaluate free-standing derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants contain provisions that adjust the exercise price in the event of certain dilutive issuance of securities. Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.3 million and a corresponding discount to the underlying loan payable. (see Note 11).

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the third party valuation report discussed below.

The fair value of the derivative liabilities, which are comprised exclusively of warrants, at July 31, 2012 was $1.4 million, based upon a third party valuation report that we commissioned. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations. During the second quarter of fiscal 2012 we did not record any charge or credit to the current period results of operation as the warrants were issued on July 27, 2012 in conjunction with the execution of the Loan Agreement.

3.	Discontinued Operations

The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”) to sell the Wireless Test Solutions (“WTS”) business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008 which closed on January 6, 2009.

The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by Comarco for the sale of the WTS business to Ascom and we do not expect to incur any future costs related to the sale of the WTS business.

4.	Stock-Based Compensation

We grant stock awards for a fixed number of shares to employees, consultants, and directors pursuant to the Company’s shareholder-approved equity incentive plans.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We account for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of awards that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under applicable accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from the our current estimates.

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Total stock-based compensation expense	$36	$24	$75	$95

Impact on basic and diluted earnings per share	$0.00	$0.00	$0.01	$0.01

The total compensation cost related to nonvested awards not yet recognized is approximately $136,000, which will be expensed over a weighted average remaining life of 9 months.

During the three and six months ended July 31, 2012, 0 and 300,000 restricted stock units were granted and no stock options were granted. During the three and six months ended July 31, 2011, 220,000 and 295,000 restricted stock units were granted and no stock options were granted. The fair value of the restricted stock units granted during the six months ended July 31, 2012 was estimated using the stock price on the date of the grant of $0.16 and a forfeiture rate of 10.6 percent. The fair value of the restricted stock units granted during the three and six months ended July 31, 2011 was estimated using the stock price on the date of the grant, which averaged $0.30 and average forfeiture rates of 9.6 percent and 9.3 percent, respectively.

Comarco has stock-based compensation plans under which outside directors, consultants, and employees are eligible to receive stock options and other equity-based awards. The stock option plans provide that officers, key employees, directors and consultants may be granted options to purchase up to 2,675,000 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the grantee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value.

The Company’s former employee stock option plan (the “Employee Plan”) expired during May 2005. As a result, no new options could be granted under the plan thereafter. This plan provided for the issuance of up to 825,000 shares of common stock. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares. In July 2011, the Company’s shareholders approved the 2011 Equity Incentive Plan (the “2011” Plan) covering 750,000 shares of common stock.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under both the 2011 and 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. Under all plans, awards vest or become exercisable in installments determined by the compensation committee of the Company’s Board of Directors; however, under the 2005 Plan no option may be exercised prior to one year following the grant of the option. The options granted under the Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

Transactions and other information related to stock options granted under these plans for the six months ended July 31, 2012 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2012	380,000	$3.93
Options granted	—	—
Options canceled or expired	(80,500)	7.9
Options exercised	—	—

Balance, July 31, 2012	299,500	$3.15

Stock Options Exercisable at July 31, 2012	179,325	$4.53

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the six months ended July 31, 2012 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2012	293,651	$0.37
RSU’s granted	300,000	0.16
RSU’s canceled or expired	(32,565)	0.26
Common stock issued	(222,435)	0.31

Balance, July 31, 2012	338,651	$0.23

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

As of July 31, 2012, the stock awards outstanding have an aggregate intrinsic value of $16,000, based on a closing market price of $0.21 per share on July 31, 2012. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2012:

	Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices	Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise/Grant Price	Number Exercisable	Weighted-Avg. Exercise/Grant Price
$ 0.16 to 1.20	548,500	3.03	$0.54	98,325	$1.10
2.89 to 4.90	23,651	4.45	4.16	15,000	4.90
8.08 to 10.43	66,000	3.36	9.56	66,000	9.56

	638,151	3.12 years	1.60	179,325	4.53

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At July 31, 2012, shares available for future grants were 920,224.

5.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The Company adopted ASU 2011-04 in the second quarter of fiscal 2013, when it became applicable to our Company.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to reduce the complexity and cost of performing a quantitative test for impairment of indefinite-lived intangible assets by permitting an entity the option to perform a qualitative evaluation about the likelihood that an indefinite-lived intangible asset is impaired in order to determine whether it should calculate the fair value of the asset. The update also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value is an indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, or in fiscal 2014 for Comarco’s annual impairment test. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

6.	Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2011 and the six months ended July 31, 2012, basic and diluted loss per share for those periods were the same because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 255,000 and 230,000 have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2011, as the effect would have been antidilutive. Similarly, potential common shares of 330,000 have been excluded from diluted weighted average common shares for the six months ended July 31, 2012, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Basic:
Net income (loss) from continuing operations	$151	$(1,910)	$(561)	$(3,173)
Weighted average shares outstanding	7,585	7,344	7,508	7,344

Basic and diluted income (loss) per share from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.43)

Net loss from discontinued operations	$—	$(21)	$—	$(21)
Weighted average shares outstanding	7,585	7,344	7,508	7,344

Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$—

Net income (loss)	$151	$(1,931)	$(561)	$(3,194)
Weighted average shares outstanding	7,585	7,344	7,508	7,344

Basic earnings (loss) per share	$0.02	$(0.26)	$(0.07)	$(0.43)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Diluted:
Net income (loss) from continuing operations	$151	$(1,910)	$(561)	$(3,173)
Weighted average shares outstanding	7,585	7,344	7,508	7,344
Effect of dilutive securities – stock options	23	—	—	—

Weighted average shares used in the calculation of diluted earnings per share from continuing operations	7,608	7,344	7,508	7,344

Basic and diluted income (loss) per share from continuing operations	$0.02	$(0.26)	$(0.07)	$(0.43)

Net loss from discontinued operations	$—	$(21)	$—	$(21)
Weighted average shares outstanding	7,608	7,344	7,508	7,344

Basic and diluted earnings per share from discontinued operations	$—	$—	$—	$—

Net income (loss)	$151	$(1,931)	$(561)	$(3,194)
Weighted average shares outstanding	7,585	7,344	7,508	7,344
Effect of dilutive securities – stock options	23	—	—	—

Weighted average shares used in the calculation of diluted earnings (loss) per share	7,608	7,344	7,508	7,344

Diluted earnings (loss) per share	$0.02	$(0.26)	$(0.07)	$(0.43)

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Customer and Supplier Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	Three Months Ended July 31,
	2012		2011
	(In thousands)
Total revenue	$1,681	100%	$1,926	100%

Customer concentration:
Dell Inc. and affiliates.	$15	1%	$314	16%
Lenovo Information Products Co., Ltd.	1,657	98%	1,593	83%

	$1,672	99%	$1,907	99%

	Six Months Ended July 31,
	2012		2011
	(In thousands)
Total revenue	$3,883	100%	$4,876	100%

Customer concentration:
Dell Inc. and affiliates.	$67	1%	$685	14%
Targus Group International, Inc.	—	—%	1,174	24%
Lenovo Information Products Co., Ltd.	3,793	98%	2,947	60%

	$3,860	99%	$4,806	98%

We exited the business with Dell due to low sales volumes and thin product margins. We sold Dell all remaining product in inventory in May 2012. As previously described, on January 25, 2011, Targus provided us with written notification of non-renewal of the Targus Agreement. We did not generate any revenue from Targus in fiscal 2013 nor do we expect any revenue from sales to Targus in the future.

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either July 31, 2012 or January 31, 2012 are listed below (in thousands):

	July 31, 2012		January 31, 2012
Total gross accounts receivable due from customers	$1,679	100%	$940	100%

Customer concentration:
Dell Inc. and affiliates.	4	—%	371	39%
Lenovo Information Products Co., Ltd.	1,668	99%	562	60%

	$1,672	99%	$933	99%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either July 31, 2012 or January 31, 2012 are listed below (in thousands).

	July 31, 2012		January 31, 2012
Total gross accounts receivable due from suppliers	$614	100%	$754	100%

Customer concentration:
EDAC Power Electronics Co. Ltd (see Note 12)	$—	—%	$532	71%
Flextronics Electronics.	442	72%	40	5%
Zheng Ge Electrical Co., Ltd.	122	20%	122	16%

	$564	92%	$694	92%

The increase in the receivables due from Flex is driven by a change in our business processes. Flex is the contract manufacturer for the products we sell to OEM’s. In the prior fiscal year, we sourced only a few components on behalf of Flex. During fiscal 2013, we began procuring all of the components included in the bill of material on behalf of Flex for the products we sell to OEM’s and by doing so we have been able to secure more favorable payment terms among our expanded supplier base.

During the second quarter of fiscal 2013, we entered a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with EDAC, the former supplier of the now discontinued Manhattan product, ending the litigation between the two companies (see Note 12). The settlement involved no cash payments by either of the parties, but allowed us to recover previously incurred product and freight cost and to remove all liabilities and assets related to EDAC from our condensed consolidated balance sheet. The settlement resulted in a decrease to cost of revenue of $1.4 million.

We expect to fully collect the accounts receivable due from suppliers listed above.

The companies comprising 10 percent or more of our gross accounts payable at either July 31, 2012 or January 31, 2012 are listed below (in thousands, except percentages).

	July 31, 2012		January 31, 2012
Total gross accounts payable	$2,834	100%	$3,912	100%

Accounts payable concentration:
EDAC Power Electronics Co. Ltd	$—	—%	$1,964	50%
Chicony Power Technology, Co. Ltd	1,100	39%	1,100	28%
Pillsbury Winthrop Shaw Pittman, LLP.	817	29%	386	10%

	$1,917	68%	$3,450	88%

Chicony was the manufacturer of the Bronx product, which was subject to a recall and we are currently in litigation with Chicony (see Note 12). We made no payments to this supplier during either fiscal 2013 or 2012. The outcome of such litigation is not determinable at this time and we do not know whether or not we will be obligated to pay this liability. If we prevail in this case, based upon our causes of action, it is likely we will be relieved of this liability. There is no assurance, however, as to the outcome of this litigation. (see Note 12)

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers (“CM’s”) and other suppliers. The loss of one or more of our significant CM’s or suppliers could materially adversely affect our operations. For the three and six months ended July 31, 2012 three of our CM’s provided an aggregate of 61 and 49 percent, respectively, of total product costs. For the three and six months ended July 31, 2011 two of our CM’s provided an aggregate of 50 and 88 percent, respectively, of total product costs.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During fiscal 2013, we began procuring all of the components included in the bill of materials for the product we sell to Lenovo. In the prior fiscal year we procured the finished good directly from Flex and they were responsible for procuring the components.

Additionally, at July 31, 2012, approximately $0.8 million or 64 percent of total uninvoiced materials and services of $1.2 million, included in accrued liabilities were payable to Flex and Zhengge Electrical Co. Ltd. (“Zhengge”). At January 31, 2012, approximately $0.3 million or 54 percent of total uninvoiced materials and services of $0.6 million, included in accrued liabilities were payable to Zhengge. Zhengge was a tip supplier for the Bronx product, and we ceased paying Zhengge during the course of the product recall.

8.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	July 31, 2012	January 31, 2012
Raw materials	$824	$1,002
Finished goods	303	129

	$1,127	$1,131

As of July 31, 2012, approximately $520,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in the United States and Asia.

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

	As of And For the Six Months Ended July 31,
	2012	2011
Beginning balance	$193	$310
Accruals for warranties issued during the period	—	399
Utilization	(123)	(679)

	$70	$30

The Company believes that the balance remaining as of July 31, 2012 is adequate to cover standard warranty costs and believes that we have accrued for and paid substantially all of our material financial obligations with respect to the product recall.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	Loan & Related Agreements

Senior Secured Six Month Term Loan Agreement

As previously reported in a Current Report on Form 8-K filed with the SEC on August 2, 2012, the Company entered into a Senior Secured Six Month Term Loan Agreement dated July 27, 2012 (the “Loan Agreement”) with Broadwood Partners, L.P. (“Broadwood”), a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. Broadwood is a significant shareholder of the Company.

Pursuant to that Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company and to CWT, as co-borrower. The Loan bears interest at 5% per annum, ranks senior in right of payment to all other indebtedness of the Company and is due and payable in full on January 28, 2013 (the “Maturity Date”). The Company is using the net proceeds of the Loan primarily to fund its working capital requirements and those of CWT, but may use up to $400,000 of those proceeds to fund capital expenditures required in the conduct of its business and the business of CWT.

Related Debt Agreements

To provide security for the repayment of the Loan, (i) CWT entered into a Guaranty pursuant to which it agreed to guarantee the payment and performance by the Company of its obligations under the Loan Agreement; (ii) the Company and CWT entered security agreements granting Broadwood a first priority perfected security interest in all of their respective assets, including its intellectual property rights; (iii) the Company has entered into a Pledge Agreement pursuant to which it pledged and delivered possession of all of CWT’s outstanding shares to Broadwood.

The foregoing summaries of the Loan Agreement, the Loan and the Related Debt Agreements are not intended to be complete and are qualified by reference to the more detailed descriptions thereof contained in the above-referenced Current Report on Form 8-K and to the Loan Agreement and the Related Agreements filed as exhibits to that Current Report.

Stock Purchase Agreement and Stock Purchase Warrants

Concurrently with the execution of the Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). That Agreement provides for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock (the “Shares”), at a price of $1.00 per Share, subject to the following conditions: (i) during the six month term of the Loan, the Company will use its best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which may include other shareholders of the Company, and (ii) the Company remains in compliance with its covenants under the Loan Agreement. The Company will decide how many of those 3,000,000 Shares to sell to Broadwood pursuant to the Stock Purchase Agreement, based primarily on the Company’s cash requirements. The Stock Purchase Agreement provides that if, at any time during the next 12 months, the Company sells any shares of its common stock (or sells or issues securities that are convertible or exercisable into shares of common stock) at a price less than $1.00 per share, the Company will be required to issue outright to Broadwood, without additional consideration from it, a number of additional Shares (the “Make-Whole Shares”) sufficient to reduce the per share price paid by Broadwood for the total number of the Shares and Make-Whole Shares issued under the Stock Purchase Agreement to that lower price.

As consideration for the Loan and Broadwood’s entry into the Stock Purchase Agreement, on July 27, 2012 the Company issued stock purchase warrants (the “Warrants”) to Broadwood entitling it to purchase up to a total of 1,704,546 shares of the Company’s common stock (the “Warrant Shares”), at a price of $1.00 per Warrant Share, at any time during the succeeding eight years.

On July 27, 2012, the Company also entered into a Warrant Commitment Letter which provides that if the Company raises less than $3.0 million from sales of equity securities to other investors during the six month term of the Loan, then Broadwood will receive an additional Warrant (the “Additional Warrant”) entitling it to purchase, also at a price of $1.00 per share, an amount of shares of the Company’s common stock to be determined based on a formula in the Warrant Commitment Letter, with such amount not to exceed 1,000,000 additional shares (the amount of such additional shares, “Additional Warrant Shares”). The exercise price is to be adjusted if the Company completes subsequent financings at less than the current exercise price.

Broadwood currently owns approximately 21 percent of the Company’s outstanding shares and is the Company’s largest shareholder. If the Company sells a total of 3,000,000 Shares to Broadwood under the Stock Purchase Agreement, then Broadwood’s share ownership would increase to approximately 43 percent of the Company’s outstanding shares, and would further increase to approximately 55 percent of the Company’s outstanding shares, if Broadwood were to exercise the Warrants and the Additional Warrants in their entirety. The Warrants and Additional Warrant shares are recorded as derivative liabilities in our condensed consolidated balance sheet. (see Note 11)

The Warrants, including the Additional Warrant, provide that if the Company sells shares of its common stock (or any securities that are convertible or exercisable into shares of Company common stock) at a price less than $1.00 per share, then, subject to certain exceptions (including grants of stock incentives and sales of shares to officers, employees or directors under the Company’s equity incentive plans and issuances of shares in business acquisitions), the exercise price of the Warrants, including the Additional Warrant, then outstanding will be reduced to that lower price and the number of Warrant Shares purchasable by Broadwood on exercise of the Warrants and the Additional Warrant will be proportionately increased.

The Warrants and the Additional Warrant also grant to Broadwood the right to require the Company (i) to register the Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) for possible resale and (ii) to include the Warrant Shares in any registration statement that the Company may file to register, under the Securities Act, the sale of Company shares for cash.

The foregoing summaries of the Stock Purchase Agreement and the Warrants, including the Additional Warrant, are not intended to be complete and are qualified by reference to the more detailed descriptions thereof contained in the above-referenced Current Report on Form 8-K and to the Stock Purchase Agreement, the form of Common Stock Purchase Warrant and the Warrant Commitment Letter which provides for the possible issuance by the Company of the Additional Warrant to Broadwood, which were filed as exhibits to that Current Report.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Fair Value Measurements

We follow FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

ASC 820 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories. We measure the fair value of applicable financial and non-financial assets based on the following fair value hierarchy:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The hierarchy noted above requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

Our fair value measurements at the July 31, 2012 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	July 31, 2012	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$1,365	$—	$—	$1,365

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 10 utilizing the Monte Carlo simulation model:

Three Months Ended July 31, 2012
Risk free interest rate	1.22%
Average expected life	8 years
Expected volatility	100.05%
Expected dividends	None

Since the warrants and contingent warrants were issued on July 27, 2012, the fair market value reported at July 31, 2012, the end of the fiscal quarter, is deemed to represent the fair market value on the date of the issuance. Accordingly, there has been no change in fair value reported in current period results of operations.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Executive Severance Agreements

The Company has severance compensation agreements with certain key executives. These agreements require the Company to pay these executives, in the event of certain terminations of employment following a change of control of the Company, up to the amount of their then current annual base salary and the amount equal to any bonus which the executive would have earned for the year in which the termination occurs plus the acceleration of unvested options. Since a change of control has not occurred, we have not recorded any liability in the unaudited interim condensed consolidated financial statements for these agreements.

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood could result in a “Change of Control” for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a “Change of Control” occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from SVB to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit expires on August 1, 2014.

Legal Proceedings and Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. The trial date is currently set for March 11, 2013. The outcome of this matter is not determinable as of the date of the filing of this report. We have previously accrued $1.1 million for the possibility that we could incur a liability to Chicony should it prevail in the lawsuit.

On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. The five Comarco patents are U.S. Patent Nos. 6,831,848 titled “Programmable Power Supply to Simultaneously Power a Plurality of Electronic Devices”; 7,495,941 titled “Power Supply Equipment with Matching Indicators on Converter and Connector Adaptors”; 7,613,021 titled “Small Form Factor Power Supply”; 7,863,770 titled “Power Supply Equipment for Simultaneously Providing Operating Voltages To a Plurality of Devices”; and 7,999,412 titled “Detachable Tip for Communicating with Adapter and Electronic Device.” On February 29, 2012 we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. The Court required that the parties mediate the dispute by the end of July, 2012. Although the parties met for mediation, the dispute was not settled. This matter is ongoing and the outcome is not determinable, however if we do not prevail we will likely not obtain a license agreement to earn future license revenue from products sold by Kensington.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 6, 2012, we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for the failure to deliver goods ordered by us in the time, place, manner and price indicated by each purchase order. As previously reported, the parties entered into a Settlement Agreement on July 24, 2012, ending the litigation between the parties. The settlement involved no cash payments by either of the parties, but allowed us to recover previously incurred product and freight costs and to discharge net liabilities of $1.4 million from our consolidated balance sheet that would otherwise have been due to EDAC had it prevailed in the lawsuit. The settlement resulted in a decrease to cost of revenue of $1.4 million.

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

Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our future sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; and the sufficiency of our cash and cash equivalent balances. Many risk factors and uncertainties may cause our actual financial results to differ materially from those discussed in any such forward-looking statements. Those risk factors and uncertainties include, but are not limited to: the risk that we will be unable to continue our business as a going concern if our internally generated cash flows are not sufficient to fund our operations and we are unable to obtain funds from external sources to make up the resulting cash shortfall; the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from a limited number of customers, the loss of any of which would materially and adversely affect our revenues and prevent us from funding our operations in the future; unexpected difficulties and delays associated with our efforts to achieve higher sales volumes for our ChargeSource® products or to obtain cost reductions, including risks related to market acceptance of our products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors; risks related to our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; and costs and potential adverse determinations in pending litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans or that our future financial results or outcomes, as set forth in the forward looking statements in this report will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC, those contained in the Company’s other filings with the SEC, and those set forth above. Readers of this report are urged to review the descriptions of those risks and uncertainties contained in those other reports.

Basis of Presentation

The condensed consolidated results of our operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2013 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended July 31, 2012:

•	On July 28, 2012 the Company’s Board of Directors appointed Mr. Louis Silverman to the board and as Chairman of the Board.

•

On July 27, 2012, the Company entered into a Senior Secured Six Month Term Loan Agreement (the “Loan Agreement”) with Broadwood Partners, L.P. (“Broadwood”), a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. Broadwood is a significant shareholder of the Company. Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company. The Loan bears interest at 5% per annum, ranks senior in right of payment to all other indebtedness of the Company and is due and payable in full on January 28, 2013. See Note 10 to the Company’s condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements.

•

Concurrent with the execution of the Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement provides for the purchase by Broadwood of up to $3.0 million worth of the Company’s common stock, at a price of up to $1.00 per share, at the Company’s discretion, subject to certain conditions provided for in the Stock Purchase Agreement. See Note 10 to the Company’s condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Stock Purchase Agreement, and certain related agreements.

•

On July 24, 2012 the Company entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties. As a direct result of the settlement, the Company discharged $1.4 million in net liabilities due to EDAC.

•

Revenue for the second quarter of fiscal 2013 decreased to $1.7 million compared to $1.9 million for the second quarter of fiscal 2012. The decrease is primarily attributable to our previously described exit from the Dell business during the prior quarter.

•

We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe have the highest probability of contributing to our profitability.

Business Strategy and Future Plans

Our business today is principally driven by sales of our products to Lenovo, and we continue to focus a significant percentage of our time and resources on providing outstanding products and service to our valued principal customer.

Simultaneously, we are working to build sales of our newest generation AC adapter, branded ChargeSource®. This product line is currently available exclusively on our retail website www.chargesource.com. We anticipate analyzing and testing additional marketing and sales avenues for our ChargeSource product line during the balance of calendar 2012 and into 2013.

During this same period, we expect to engage a team of experienced marketing professionals to assist us with development of our ChargeSource marketing and branding strategy as well as our marketing/sales strategy implementation and execution. Our goal is to leverage ChargeSource’s superior design and patent protected technologies to the advantage of both consumers and shareholders. Our strategy development and execution will take into account our need to judiciously manage our resources while concurrently testing a small number of high probability sales strategies. We are confident that our products compete very effectively in the marketplace from a technology and value perspective. Our challenge is to ensure that awareness of our products is growing.

In addition to contributing significantly to the value of our ChargeSource products, our extensive patent portfolio covering key technical aspects of our products can be used in our research and development efforts and could potentially generate an additional revenue stream for our company based upon royalties paid to us by others for the use of some or all of our patents in third party products. We have also focused a small portion of our research and development work around the use of our patent portfolio toward creating additional products and revenue streams.

Regarding litigation, the EDAC resolution, discussed above, increased our retained earnings by $1.4 million based on the elimination of net liabilities. A positive outcome in our ongoing litigation with Chicony and Kensington, described in Note 12 of Item 1 of this Form 10-Q, could not only increase our retained earnings, but could also provide us with a cash infusion.

In summary, our current objectives are focused primarily on maintaining our relationship with Lenovo, creating and implementing a data driven strategic marketing plan for our ChargeSource product line, and continuing to stabilize and strengthen the company’s financial position.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that other than Derivative Liabilities and Classification, described in Note 2 of Item 1 of this Form 10-Q, there have been no significant changes during the three and six months ended July 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2012.

Results of Operations – Continuing Operations

Revenue

(in thousands except % change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2012	2011	2012	2011	Three Months	Six Months
Revenue	$1,681	$1,926	$3,883	$4,876	(13%)	(20%)

Operating income (loss)	$207	$(1,895)	$(504)	$(3,169)

Net income (loss) from continuing operations	$151	$(1,910)	$(561)	$(3,173)

Revenue by Region

(in thousands except % change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2012	2011	2012	2011	Three Months	Six Months
Revenue:
North America	$4	$303	$45	$1,715	(99%)	(97%)
Europe	3	4	8	14	(25%)	(43%)
Asia	1,674	1,619	3,830	3,147	3%	22%

	$1,681	$1,926	$3,883	$4,876

Revenue by Customer

(in thousands except % change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2012		2011		2012		2011		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Dell	15	1%	314	16%	67	2%	685	14%	(95%)	(90%)
Lenovo	1,657	99%	1,593	83%	3,793	97%	2,947	61%	4%	29%
Targus	—	—	—	—	—	—	1,174	24%	—	(100%)
Other	9	—	19	1%	23	1%	70	1%	(58%)	(67%)

	$1,681	100%	$1,926	100%	$3,883	100%	$4,876	100%	(13%)	(20%)

Revenue for the three and six months ended July 31, 2012 decreased by $0.2 million, or 13 percent, and $1.0 million, or 20 percent, respectively, compared to the corresponding periods of fiscal 2012. Revenue from product sales to Lenovo increased during the three and six months ended July 31, 2012, compared to the corresponding periods of the prior fiscal year, due in part to filling a backlog created by a supply chain disruption that occurred in the fourth quarter of fiscal 2012. Revenue from shipments to Dell decreased $0.3 million or 95 percent and $0.6 million or 90 percent, respectively, during the three and six months ended July 31, 2012. As previously discussed, we decided to exit the Dell business due to low sales volumes and thin product margins. We completed the wind down of our Dell business relationship in May 2012. In March 2009, the Company entered into the Strategic Product Development and Supply Agreement with Targus Group, International, Inc. (“Targus”). The Company began shipments to Targus under that Agreement during the second quarter of fiscal 2010. However, on January 25, 2011, Targus notified the Company that it would not renew that Agreement. Consequently, revenue from the Targus relationship ceased during the second quarter of fiscal 2012.

Cost of Revenue and Gross Margin

(in thousands except margin and % change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2012		2011		2012		2011		Three Months	Six Months
		% of Total		% of Total		% of Total		% of Total
Cost of revenue:
Product cost	$1,157	(911%)	$1,187	53%	$2,649	152%	$2,667	53%	(3%)	1%
Accrued product recall costs	—	—	—	—	—	—	350	7%	—	(100%)
Supplier Settlement	(1,443)	1,136%	383	17%	(1,443)	(83%)	383	8%	(477%)	(477%)
Supply chain overhead	222	(175%)	608	27%	464	27%	1,031	21%	(63%)	(55%)
Inventory reserve and scrap charges	(63)	50%	54	3%	72	4%	575	11%	(217%)	(87%)

	$(127)	100%	$2,232	100%	$1,742	100%	$5,006	100%	(106%)	(65%)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2012	2011	2012	2011	Three Months	Six Months
Gross margin (loss)	108%	(16%)	55%	(3%)	124	58

Cost of revenue for the three and six months ended July 31, 2012 decreased by $2.4 million, or 106 percent, and $3.2 million, or 65 percent, respectively, compared to the corresponding periods of fiscal 2012. Although the product cost has changed slightly, the decrease in total cost of revenue is primarily caused by other cost of revenue components. Although revenue decreased by $1.0 million, or 20 percent, in the six months ended July 31, 2012 compared to the corresponding prior year period, the product costs remained flat. This is due to the fact that the first quarter of fiscal 2012 included approximately $0.9 million in revenue from Targus for which the corresponding product cost had been recorded in prior periods. During the three months ended July 31, 2012 we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties. As a direct result of the settlement, the Company recovered previously incurred product and freight costs and reversed $1.4 million in net liabilities due to EDAC. During the three months ended July 31, 2011 we accrued a charge of $380,000 relating to a settlement reached with a supplier relating primarily to inventory purchase commitments, made to support the Targus business. During the six months ended July 31, 2011, we recorded an additional accrual of $350,000 for our product Recall. No similar costs were incurred in the comparable periods of the current fiscal year. During the three and six months ended July 31, 2012, our supply chain overhead costs decreased by $0.4 million and $0.6 million or 63 percent and 55 percent, respectively, when compared to the supply chain overhead costs in the comparable prior year periods. These decreases were the result of continued cost cutting relating to personnel and other expenses. During the first quarter of fiscal 2012 we incurred scrap charges of $0.5 million relating to Manhattan product components that we procured from a supplier during the first quarter of fiscal 2012. The Manhattan product was previously sold to Targus and we have scrapped those components that could only be used in that product. We did not incur any similar charges during the comparable periods of fiscal 2013.

Operating Costs and Expenses

(in thousands except % change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2012		2011		2012		2011		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses, excluding corporate overhead	$45	2%	$289	15%	$110	3%	$462	9%	(84%)	(76%)
Corporate overhead	852	51%	825	43%	1,291	33%	1,603	33%	3%	(19%)
Engineering and support expenses	703	42%	475	25%	1,244	32%	974	20%	48%	28%

	$1,600	95%	$1,589	83%	$2,645	68%	$3,039	62%	1%	(13%)

Selling, general, and administrative (“SG&A”) expenses for the three and six months ended July 31, 2012 decreased $0.2 million, or 84 percent and $0.4 million, or 76 percent, respectively, compared to the corresponding periods of fiscal 2012. In the prior fiscal year, through August 2011, we had an executive serving in the sales and marketing capacity. We currently have no employees in our sales and marketing departments, but instead utilize various consultants who are focused on digital media and search engine optimization to assist us with generation of sales on our retail website www.chargesource.com, which was launched in the fourth quarter of fiscal 2012.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead remained flat and decreased $0.3 million for the three and six months ended July 31, 2012, respectively, when compared to the corresponding periods of the prior fiscal year. The decreases in the current year relates primarily to a reduction in legal fees and other costs relating to public company matters, partially offset by increased legal fees relating to the Chicony litigation.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2012 increased $0.2 million, or 48 percent, and $0.3 million, or 28 percent, respectively. The increase in the current year primarily relates to increased legal fees relating to the Kensington litigation and other patent infringement matters. These increases account for $0.4 million and $0.6 million for the three and six months ended July 31, 2012, respectively, compared to the comparable periods of the prior fiscal year. Offsetting these increase are decreases in the current year personnel costs, rent and occupancy costs and testing and certification fees, which varies with the timing of new product development.

Other Income (loss), net

Other income (loss), net, consists primarily of interest expense offset by any income earned on invested cash balances. For the three and six months ended July 31, 2012 and 2011, interest income was negligible. Loan fees totaling $55,000 related to our Loan Agreement with Broadwood were expensed as incurred. Interest expense and loan fee expenses related to our prior credit facility with Silicon Valley Bank totaled $13,000 and $38,000 for the three and six months ended July 31, 2011. During the first quarter of fiscal 2012, we received a payment of $34,000, representing the final payment related to our investment in SwissQual, which was sold in fiscal 2006.

During the third and fourth quarter of fiscal 2013, we expect to incur interest expense related to our Loan Agreement with Broadwood of approximately $25,000 per quarter. Additionally, during the third and fourth quarter of fiscal 2013 we expect to amortize the loan discount using the effective interest method, and consequently incur other non-cash expenses of approximately $0.5 million and $0.9 million, respectively.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first six months of fiscal 2013, the adjusted net deferred tax assets remain fully reserved as of July 31, 2012.

Discontinued Operations – Wireless Test Solutions (“WTS”)

The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012. The expensed amount represents the portion of the assessment that is to be borne by Comarco for the sale of the WTS business to Ascom and we do not expect to incur any future costs related to the sale of the WTS business.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2012 increased $0.7 million to $1.6 million as compared to $0.9 million at January 31, 2012. That increase was attributable to the Broadwood Loan that we obtained on July 27, 2012. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,249)	$(3,724)
Investing activities	(40)	(48)
Financing activities	2,000	(1,053)

Operating Activities

Cash used in operating activities was $1.2 million for the six months ended July 31, 2012 and was driven by our net loss from continuing operations of $0.6 million. Additionally, in the second quarter of fiscal 2013 we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties. As a direct result of the settlement, the Company reversed $1.4 million in net liabilities relating to inventory due to EDAC, which represents a non-cash gain included in our net loss from continuing operations. Our combined receivables increased by $1.1 million for the six months ended July 31, 2012. Offsetting these uses of cash, on a combined basis our accounts payable and accrued liabilities, excluding the EDAC settlement described above, increased by $1.8 million.

Cash used in operating activities was $3.7 million for the six months ended July 31, 2011 and was driven by our net loss from continuing operations of $3.2 million. On a combined basis, our accounts payable and accrued liabilities decreased $2.0 million during the six months ended July 31, 2011. Offsetting these uses of cash, we collected a net $1.5 million in accounts receivable.

Investing Activities

During the six months ended July 31, 2012 and 2011, we purchased $40,000 and $48,000, respectively, of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products.

Financing Activities

On July 27, 2012, the Company entered into a Senior Secured Six Month Term Loan Agreement (the “Loan Agreement”) with Broadwood.

Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company. The Loan bears interest at 5% per annum, ranks senior in right of payment to all other indebtedness of the Company, is secured by a first priority security interest granted to Broadwood in all of our assets, and is due and payable in full on January 28, 2013. In conjunction with the Loan Agreement we incurred $55,000 in loan fees that are reported in other loss, net in our condensed consolidated statement of operations for the three and six months ended July 31, 2012.

On February 11, 2009, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The Loan Agreement was renewed on February 8, 2010 and again on February 9, 2011 and originally matured, on February 9, 2012, at which time, any outstanding principal balance was to be paid in full.

During the first quarter of fiscal 2012, we repaid the $1.0 million that had been outstanding under the Loan Agreement and we incurred $53,000 in loan origination fees relating to its renewal. On September 15, 2011, we received a letter from SVB terminating the Loan Agreement effective September 22, 2011.

Future Operations and Liquidity Requirements for the Next 12 Months

As of July 31, 2012 we had negative working capital of approximately $2.0 million. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, reduce operating expenses, and potentially raise additional funds, through either debt and/or equity financing to meet our cash requirements during the next twelve months. No assurance can be given, however, that will be successful in meeting those cash requirements.

Concurrently with the execution of the Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement provided for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock (the “Shares”), at a price of $1.00 per Share, subject to the following conditions: (i) during the six month term of the Loan, the Company will use its best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which may include other shareholders of the Company, and (ii) the Company remains in compliance with its covenants under the Loan Agreement. The Company will decide how many of those 3,000,000 Shares to sell to Broadwood pursuant to the Stock Purchase Agreement, based primarily on the Company’s cash requirements. The Company is currently evaluating alternatives for raising additional capital. However, there can be no assurance that we will be successful in raising capital beyond the amount contemplated by the Stock Purchase Agreement.

These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The condensed consolidated financial statements included in this report do not reflect any adjustments related to the outcome of this uncertainty.

As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

•	Our future retail sales of our ChargeSource® products generated from our recently launched website www.chargesource.com;

•	The outcome of litigation with our contract manufacturer of the Bronx product, the subject of a product recall;

•	Our ability to raise additional debt or equity financing; and

•	The ability of our contract manufacturers of our products to manufacture our products at the level currently anticipated, and the ability of our products to meet any required specifications.

We are currently focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our future profitability. As we execute our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may again experience a negative operating cash flow. We are currently evaluating alternatives for raising additional capital beyond that contemplated by the Stock Purchase Agreement. We cannot be certain that any additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or sales avenues or otherwise respond to competitive pressures, and our operating results and financial condition could be adversely affected. In fiscal 2012, we notified approximately 11 companies that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. We intend to aggressively protect our intellectual property and are vigorously pursuing all potential infringers. Our patent infringement efforts are ongoing and the outcomes of these efforts are not determinable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CAO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of July 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of July 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal quarter ended July 31, 2012 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us of products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony’s failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. The trial date is currently set for March 11, 2013. The outcome of this matter is not determinable as of the date of the filing of this report.

Acco Brands USA LLC (“Acco”) vs. Comarco Wireless Technologies, Inc., Case No. 5:11-cv-04378-HRL, U.S. District Court for the Northern District of California. On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012 we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. This matter is ongoing and the outcome is not determinable.

Comarco Inc. vs. EDAC Electronics Co. Ltd. (“EDAC”) Case No. 30-2012-00551827, Superior Court of California County of Orange – Central Justice Center. On March 6, 2012, we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for failure to deliver goods we ordered in the time, place, manner and price indicated by each purchase order. We entered a Settlement and Mutual Release on July 24, 2012, which ended the litigation among the parties. In conjunction with the settlement, we reversed $1.4 million of net liabilities payable to EDAC.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2012 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2012.

ITEM 6.	EXHIBITS

3.2	Amended and Restated By-Laws, as amended through July 28, 2012, filed herewith

10.14	Form of Comarco, Inc. Indemnification Agreement for Officers and Directors, filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extension Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 14, 2012	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2012	/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.2	Amended and Restated By-Laws, as amended through July 28, 2012, filed herewith

10.14	Form of Comarco, Inc. Indemnification Agreement for Officers and Directors, filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extension Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.