Form 10-Q
period 2012-10-31
COMARCO INC
filed 2012-12-14
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OCTOBER 31, 2012

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
Yes	Ö	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Ö

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	Ö

The registrant had 7,614,954 shares of common stock outstanding as of December 7, 2012.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2012

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value amounts)

	October 31, 2012	January 31, 2012 (A)
ASSETS
Current Assets:
Cash and cash equivalents	$560	$908
Accounts receivable due from customers, net of reserves of $1 and $6, respectively	1,127	934
Accounts receivable due from suppliers, net of reserves of $24 and $81, respectively	833	673
Inventory, net of reserves of $1,082 and $1,791, respectively	1,219	1,131
Other current assets	33	63
Total current assets	3,772	3,709
Property and equipment, net	102	126
Restricted cash	82	92
Total assets	$3,956	$3,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,454	$3,912
Accrued liabilities	1,583	1,315
Loan payable, net of discount	1,153	—
Derivative liabilities	1,754	—
Total current liabilities	7,944	5,227
Deferred rent, net of current portion	43	41
Total liabilities	7,987	5,268
Commitments, Contingencies and Subsequent Events
Stockholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2012 and January 31, 2012, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,614,954 and 7,388,194 shares issued and outstanding at October 31, 2012 and January 31, 2012, respectively	762	739
Additional paid-in capital	15,535	15,443
Accumulated deficit	(20,328)	(17,523)
Total stockholders’ deficit	(4,031)	(1,341)
Total liabilities and stockholders’ deficit	$3,956	$3,927

(A)               Derived from the audited consolidated financial statements as of January 31, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011

Revenue	$1,135	$2,252	$5,018	$7,128
Cost of revenue (1)	929	1,926	2,672	6,932
Gross profit	206	326	2,346	196

Selling, general, and administrative expenses	903	563	2,303	2,628
Engineering and support expenses	640	497	1,884	1,471
	1,543	1,060	4,187	4,099

Operating loss	(1,337)	(734)	(1,841)	(3,903)
Interest expense, net	(518)	(26)	(573)	(62)
Loss due to change in fair value of derivative liabilities	(389)	—	(389)	—
Other income, net	—	—	—	34

Loss from continuing operations before income taxes	(2,244)	(760)	(2,803)	(3,931)
Income tax expense	—	—	(2)	(2)

Loss from continuing operations	(2,244)	(760)	(2,805)	(3,933)
Loss from discontinued operations, net of income taxes	—	—	—	(21)
Net loss	$(2,244)	$(760)	$(2,805)	$(3,954)

Basic and diluted loss per share:
loss from continuing operations	$(0.29)	$(0.10)	$(0.37)	$(0.54)
Loss from discontinued operations	—	—	—	—
Net loss	$(0.29)	$(0.10)	$(0.37)	$(0.54)

Weighted average common shares outstanding:
Basic	7,613	7,382	7,518	7,356
Diluted	7,613	7,382	7,518	7,356
Common shares outstanding	7,615	7,388	7,615	7,388

(1)	See Note 7 regarding settlement agreement with EDAC Power Technologies Co. Ltd.

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,805)	$(3,954)
Loss from discontinued operations	$—	$21
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	75	342
Loan origination fees	—	53
Amortization of loan discount	492	—
Loss (gain) on retirement of property and equipment	11	(1)
Stock-based compensation	115	121
Provision for doubtful accounts receivable	(62)	22
Provision for obsolete inventory	(709)	(5)
Change in fair value of derivative liabilities	389	—
Supplier settlement	(1,443)	—
Changes in operating assets and liabilities:
Accounts receivable due from customers	(188)	1,173
Accounts receivable due from suppliers	(636)	50
Inventory	621	202
Other assets	30	3
Accounts payable	1,506	(1,744)
Accrued liabilities	306	(1,192)
Deferred rent	2	59
Net cash used in continuing operating activities	(2,296)	(4,850)
Net cash used in discontinued operating activities	—	(21)
Net cash used in operating activities	(2,296)	(4,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62)	(71)
Proceeds from sale of property and equipment	—	1
Change in restricted cash	10	(92)
Net cash used in investing activities	(52)	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	2,000	—
Repayment of line of credit	—	(1,000)
Loan origination fees	—	(53)
Net cash provided by (used in) financing activities	2,000	(1,053)

Net decrease in cash and cash equivalents	(348)	(6,086)
Cash and cash equivalents, beginning of period	908	6,381
Cash and cash equivalents, end of period	$560	$295

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2012	2011
Supplemental disclosures of cash flow information:

Noncash investing and financing activities:
Loan discount recorded in connection with issuance of warrants	$1,365	$—
Issuance of common stock upon the vesting of restricted stock units	$23	$—

Cash paid during the period for:
Interest	$—	$12
Income taxes, net of refunds	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.            Organization

Comarco, Inc., through its wholly owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a developer and designer of mobile power adapters used to simultaneously power and charge certain notebook computers, mobile phones, smartphones, E-readers, iPads®, and iPods®. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the State of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

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

2.            Summary of Significant Accounting Policies

The accompanying condensed consolidated balance sheet as of January 31, 2012, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of October 31, 2012 and its consolidated results of its operations and cash flows for the three and nine months ended October 31, 2012 and 2011.  The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended January 31, 2012 (the “2012 10-K”), which was filed with the SEC on April 30, 2012.  The consolidated results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2013 or any other interim period during such year.

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Uncertainties Regarding Future Operations, Change in Strategy, Liquidity Issues and Capital Resources

The Company has experienced pre-tax losses from continuing operations in the nine months ended October 31, 2012 and 2011 totaling $2.8 million and $3.9 million, respectively. In addition, the Company experienced pre-tax losses from operations for fiscal 2012 totaling $5.3 million. The Company also has negative working capital and uncertainties surrounding the Company’s future ability to obtain borrowings and raise additional capital. During the third quarter of fiscal 2013 the Company’s cash balance declined by approximately $1.1 million.  Approximately $0.6 million of the decline related to the ongoing litigation described in Note 12 and approximately $0.1 million related to legal expenses associated with the loan and related agreements described in Note 11 and to our public company legal counsel. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company’s future is highly dependent on its ability to sell its products at a profit, to successfully resolve current litigation, to capitalize on our growing portfolio of patents, to generate positive cash flows and to obtain borrowings or raise capital to meet our liquidity needs.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the current fiscal year we had two significant customers, Lenovo and Dell Inc. and affiliates (“Dell”), both of which are original equipment manufacturers, or “OEM’s.” However, we exited the business with Dell, and sold Dell all remaining product in inventory in May 2012, due to low sales volumes and thin product margins.

In the prior fiscal year we had an additional significant customer, Targus Group International, Inc. (“Targus”).  Our Targus relationship began in March 2009, with our entry into a Strategic Product Development and Supply Agreement (the “Targus Agreement”). The Company began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. However, on January 25, 2011, as previously disclosed, Targus notified the Company that it would not renew that Agreement. As a result, there has been no sales revenue from Targus since the second quarter of fiscal 2012, which was minor.  We do not expect any future sales to Targus.

During the second quarter of fiscal 2012, we decided to pursue expansion of our sales strategy to include selling our products directly to end users. In addition to selling select products in the OEM channel, we believe that we can complement our OEM sales and increase sales and margins by selling our products direct to end users. To implement this strategy, we launched our website, www.chargesource.com during the fourth quarter of fiscal 2012, to sell our newest generation of AC adapter. We anticipate analyzing additional marketing and sales avenues for our ChargeSource product line during the balance of calendar 2012 and into 2013. There can be no assurance, however, that we will be able to meaningfully increase our product sales through the launch of our direct selling efforts and/or our new website, and the failure to do so could have a material adverse effect on our operations and financial condition.

We had negative working capital totaling approximately $4.2 million at October 31, 2012.  In order for us to be able to continue operating our business for the next twelve months and to discharge our liabilities and commitments in the normal course of business, we must increase sales, closely manage operating expenses, and raise additional funds, through debt and/or equity financing, to meet our working capital needs (See Note 10 Loan & Related Agreements). There is no assurance that we will succeed in doing so and if we are not successful in raising additional funds, we may have to evaluate other alternatives or partially, or entirely curtail operations.

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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable Due from Customers

We offer unsecured credit terms to our OEM customers and perform ongoing credit evaluations of our customers. Accounts receivable balances result primarily from the timing of remittance payments by these customers to the Company. Accounts receivable are stated net of an allowance for doubtful accounts. Management develops its estimate of this reserve based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. Historically, such losses have been minimal and within management’s expectations and established reserves.

Accounts Receivable Due from Suppliers

We frequently source components that we later sell to our contract manufacturers (“CM’s”), who build the finished goods, and to other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are instead reclassified to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (formerly Flextronics Electronics) the CM who builds the product we sell to Lenovo transitioned from a relationship where we directly sourced just a few components in the bill of material to a process where we directly source all of the component parts in the bill of material.

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represent i) a $77,000 letter of credit that serves as the security deposit for our corporate office lease and ii) $5,000 which serves as collateral for credit card chargebacks associated with our internet website.  The second account was reduced from $15,000 in the third quarter of fiscal 2013, due to low credit card sales volumes and negligible chargeback history through our website sales to date.

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

Certain accounting principles require subjective and complex judgments to be made in the preparation of financial statements. Accordingly, our reported assets and liabilities and results of operations could differ, possibly significantly, depending on the judgments, estimates, or assumptions that are used. Such judgments, estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs (including product recall costs), valuation of derivative liabilities, valuation allowances for deferred tax assets, and determination of stock based compensation expense.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Impairment or Disposal of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We did not experience any changes in our business or circumstances to require an impairment analysis nor did we recognize any impairment charges during the three or nine months ended October 31, 2012.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into certain financing transactions in fiscal 2013 that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. The Company may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security.

We evaluate free-standing derivative instruments to properly classify such instruments within stockholders’ equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. ("Broadwood") contain provisions that adjust the exercise price in the event of certain dilutive issuance of our securities (see Note 10). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.3 million and a corresponding discount to the underlying loan payable (see Note 11).

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities discussed below.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the derivative liabilities, which are comprised exclusively of the warrants issued to Broadwood, at October 31, 2012 was $1.75 million. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense.  All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations. The legal expenses included in engineering and support expenses increased approximately $0.1 million and $0.8 million during the three and nine months ended October 31, 2012, respectively, when compared to the comparable periods of the prior fiscal year.  The increase in legal expenses during the first three quarters of fiscal 2013 is predominantly due to the ongoing patent infringement litigation described in Note 12. All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our consolidated statement of operations. The legal expense included in selling, general and administrative expenses increased approximately $0.3 million during the three and nine months ended October 31, 2012 when compared to the comparable periods of the prior fiscal year. The increase is primarily attributable to the ongoing Bronx product litigation described in Note 12.

3.            Discontinued Operations

The Company entered into an Asset Purchase Agreement on September 26, 2008 with Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”) to sell our Wireless Test Solutions (“WTS”) business and related assets. Comarco’s shareholders approved the transaction on November 26, 2008, which closed on January 6, 2009.

The fiscal 2012 loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012.  The expensed amount represents the portion of the assessment that is to be borne by Comarco for the sale of the WTS business to Ascom and we do not expect to incur any future costs related to the sale of the WTS business.

4.            Stock-Based Compensation

We grant stock awards for a fixed number of shares to employees, consultants, and directors pursuant to the Company’s shareholder-approved equity incentive plans.

We account for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to the Company’s stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation models require the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of awards that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under applicable accounting rules, we review our valuation assumptions at each grant date and, as a result, the valuation assumptions used to value stock-based awards granted in future periods are subject to possible change. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual changes in vesting and forfeitures, and future changes in estimates, may differ from our current estimates.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The stock-based compensation expense recognized during the three and nine months ended October 31, 2012 and 2011 is summarized in the table below (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Total stock-based compensation expense	$39	$26	$115	$121

Impact on basic and diluted earnings per share	$0.00	$0.00	$0.01	$0.02

The total compensation cost related to nonvested awards not yet recognized is approximately $159,000, which will be expensed over a weighted average remaining life of 7.0 months.

During the three months ended October 31, 2012, 465,000 stock options were granted and no restricted stock units were granted. During the three months ended October 31, 2011 no stock options or restricted stock units were granted. During the nine months ended October 31, 2012, 300,000 restricted stock units were granted and 465,000 stock options were granted.  During the nine months ended October 31, 2011, 295,000 restricted stock units were granted and no stock options were granted. The fair value of the restricted stock units granted during the nine months ended October 31, 2012 was estimated using the stock price on the date of the grant of $0.16 and a forfeiture rate of 10.6 percent. The fair value of the restricted stock units granted during the nine months ended October 31, 2011 was estimated using the weighted-average stock price on the date of the grants of $0.33 and a weighted-average forfeiture rate of 9.3 percent.

The fair value of the 465,000 options granted under our stock option plans during the first three quarters of fiscal 2013 was estimated on the date of grant using the following weighted average assumptions:

Year-to-date
October 31, 2012
Weighted average risk-free interest rate	0.7%
Expected life (in years)	5.5
Expected stock volatility	121%
Dividend yield	None
Expected forfeitures	8.2%

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

The Company’s former employee stock option plan (the “Prior Employee Plan”) expired during May 2005. As a result, no new options could be granted under the plan thereafter. This plan provided for the issuance of up to 825,000 shares of common stock. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares.  In July 2011, the Company’s shareholders approved the 2011 Equity Incentive Plan (the “2011” Plan) covering 750,000 shares of common stock.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the 2011 and 2005 Plans, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. Under all plans, awards vest or become exercisable in installments or upon achievement of performance objectives determined by the compensation committee of the Company’s Board of Directors at the time equity awards are granted; however, under the 2005 Plan no option may be exercised prior to one year following the grant of the option. Options granted under the Prior Employee Plan expire as determined by the committee at the time of grant, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). Options granted under the 2011 and 2005 Plans expire as determined by the committee at the time of grant, but no later than ten years after the date of grant (five years for 10 percent shareholders). Transactions and other information related to stock options granted under these plans for the nine months ended October 31, 2012 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2012	380,000	$3.93
Options granted	465,000	0.40
Options canceled or expired	(80,500)	7.90
Options exercised	—	—
Balance, October 31, 2012	764,500	$1.48
Stock Options Exercisable at October 31, 2012	179,325	$4.53

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the nine months ended October 31, 2012 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2012	293,651	$0.37
RSU’s granted	300,000	0.16
RSU’s canceled or expired	(32,565)	0.26
Common stock issued	(226,760)	0.31
Balance, October 31, 2012	334,326	$0.20

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of October 31, 2012, the stock awards outstanding have an aggregate intrinsic value of $29,000, based on a closing market price of $0.25 per share of our common stock on October 31, 2012. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2012:

			Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Avg. Remaining Contractual Life (years)	Weighted-Avg. Exercise/Grant Price	Number Exercisable	Weighted-Avg. Exercise/Grant Price
$0.16	to	1.09	1,013,500	5.90	$0.47	98,325	$1.10
2.89	to	4.90	19,326	4.34	4.45	15,000	4.90
8.08	to	10.43	66,000	2.71	9.56	66,000	9.56
			1,098,826	5.68	1.09	179,325	4.53

At October 31, 2012, shares available for future grants were 455,224.

5.           Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The Company adopted ASU 2011-04 in the second quarter of fiscal 2013, when it became applicable to us.

6.           Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for each of the three and nine months ended October 31, 2012 and 2011, basic and diluted loss per share were the same for those periods because the inclusion of potential common shares related to outstanding stock options in the calculation would have been antidilutive.

Potential common shares of 330,000 have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2012, as the effect would have been antidilutive. Similarly, potential common shares of 90,000 and 140,000, respectively, have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2011, as the effect would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.           Customer and Supplier Concentrations

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers that accounted for 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	Three Months Ended October 31,
	2012		2011
	(In thousands)
Total revenue	$1,135	100%	$2,252	100%

Customer concentration:
Dell Inc. and affiliates	$—	—	$376	17%
Lenovo Information Products Co., Ltd.	1,119	99%	1,826	81%
	$1,119	99%	$2,202	98%

	Nine Months Ended October 31,
	2012		2011
	(In thousands)
Total revenue	$5,018	100%	$7,128	100%

Customer concentration:
Dell Inc. and affiliates	$67	1%	$1,061	15%
Targus Group International, Inc.	—	—%	1,174	16%
Lenovo Information Products Co., Ltd.	4,913	98%	4,773	67%
	$4,980	99%	$7,008	98%

We exited the business with Dell due to low sales volumes and thin product margins.  We sold Dell all remaining product in inventory in May 2012.  Also, as previously described, on January 25, 2011, Targus provided us with written notification of non-renewal of the Targus Agreement. We have not generated any revenue from Targus during the first three quarters of fiscal 2013 nor do we expect any revenue from sales to Targus in the future.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either October 31, 2012 or January 31, 2012 are listed below (in thousands, except percentages):

	October 31, 2012		January 31, 2012
Total gross accounts receivable due from customers	$1,128	100%	$940	100%

Customer concentration:
Dell Inc. and affiliates.	—	—%	371	39%
Lenovo Information Products Co., Ltd.	1,119	99%	562	60%
	$1,119	99%	$933	99%

The suppliers that accounted for 10 percent or more of the Company’s gross accounts receivable due from suppliers at either October 31, 2012 or January 31, 2012 are listed below (in thousands, except percentages).

	October 31, 2012		January 31, 2012
Total gross accounts receivable due from suppliers	$857	100%	$754	100%

Customer concentration:
EDAC Power Electronics Co. Ltd. (see Note 12)	$—	—%	$532	71%
Power Systems Technologies, Ltd.	711	83%	40	5%
Zheng Ge Electrical Co., Ltd.	122	14%	122	16%
	$833	97%	$694	92%

The increase in the receivables due from Power Systems Technologies, Ltd. (“Power,” formerly Flextronics Electronics) is driven by a change in our business process. Power is the contract manufacturer for the products we sell to OEM’s.  In the prior fiscal year, we sourced only a few components on behalf of Power. During the first quarter of fiscal 2013, we began procuring all of the components included in the bill of material on behalf of Power for the products we sell to OEM’s and by doing so we have been able to secure more favorable payment terms among our expanded supplier base.

During the second quarter of fiscal 2013, we entered a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with EDAC Power Electronics Co. Ltd. (“EDAC”), the former supplier of the now discontinued Manhattan product, ending the litigation between the two companies (see Note 12).  The settlement involved no cash payments by either of the parties, but allowed us to reverse previously incurred product and freight costs and to remove all liabilities and assets related to EDAC from our condensed consolidated balance sheet.  The settlement resulted in a decrease to cost of revenue of $1.4 million.

Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) was a tip supplier for the Bronx product, which was subject to a recall. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.

We expect to fully collect the accounts receivable balances as of October 31, 2012 due from Power in the normal course and expect to offset the receivables due from Zheng Ge from amounts owed, which are included in accrued liabilities in our condensed consolidated balance sheet.  Further, we anticipate proposing a settlement to Zheng Ge upon the conclusion of our litigation with Chicony Power Technology, Co. Ltd. (“Chicony”).

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The companies that accounted for 10 percent or more of our gross accounts payable at either October 31, 2012 or January 31, 2012 are listed below (in thousands, except percentages).

	October 31, 2012		January 31, 2012
Total gross accounts payable	$3,454	100%	$3,912	100%

Accounts payable concentration:
EDAC Power Electronics Co. Ltd	$—	—%	$1,964	50%
Chicony Power Technology, Co. Ltd	1,100	32%	1,100	28%
Pillsbury Winthrop Shaw Pittman, LLP.	1,213	35%	386	10%
	$2,313	67%	$3,450	88%

Chicony was the manufacturer of the Bronx product, which was subject to a recall and we are currently in litigation with Chicony (see Note 12). We made no payments to this supplier during either fiscal 2013 to date or 2012. The outcome of such litigation is not determinable at this time and we do not know whether or not we will be obligated to pay this liability. If we prevail in this case, based upon our causes of action, it is likely we will be relieved of this liability. There can be no assurance, however, as to the likely outcome of this litigation (see Note 12).

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) is our legal counsel for the Kensington litigation as well as other patent and intellectual property matters (See Note 12).  We have paid Pillsbury $0.3 million during the first three quarters of fiscal 2013 and are in discussions with Pillsbury to create a payment solution with respect to outstanding balances and future legal fees. There can be no assurances, however, as to the outcome of these discussions.

A significant portion of our inventory purchases is derived from a limited number of CM’s and other suppliers. The loss of one or more of our significant CM’s or suppliers could materially and adversely affect our operations. For the three and nine months ended October 31, 2012, four of our suppliers provided an aggregate of 76 and 67 percent, respectively, of total product costs. For the three and nine months ended October 31, 2011, one and two of our CM’s provided an aggregate of 41 and 98 percent, respectively, of total product costs. During the first quarter of fiscal 2013, we began procuring all of the components included in the bill of materials for the product we sell to Lenovo. In fiscal 2012, we procured the finished good directly from Power and they were responsible for procuring the components.

Additionally, at October 31, 2012, approximately $0.8 million or 89 percent of total uninvoiced materials and services of $0.9 million, included in accrued liabilities, were payable to Power and Zheng Ge.  At January 31, 2012, approximately $0.3 million or 54 percent of total uninvoiced materials and services of $0.6 million, included in accrued liabilities, were payable to Zheng Ge. As noted above, we ceased paying Zheng Ge during the course of the product recall and anticipate proposing a settlement with this supplier subsequent to the conclusion of the Chicony litigation. There can be no assurances, however, regarding the timing or outcome of the Chicony litigation, nor can there be any assurances that we will reach a mutually agreeable settlement with Zheng Ge at a future time.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.           Inventory

Inventory, net of reserves, consists of the following (in thousands):

	October 31, 2012	January 31, 2012
Raw materials	$825	$1,002
Finished goods	394	129
	$1,219	$1,131
As of October 31, 2012, approximately $680,000 of total inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in the United States and Asia.

9.           Warranty Arrangements

The Company records an accrual for estimated warranty costs as products are sold. Warranty costs are estimated based on periodic analysis of historical warranty claims experience. These amounts are recorded in accrued liabilities in the unaudited interim condensed consolidated balance sheets. Changes in the estimated warranty accruals are recorded when the change in estimate is identified. A summary of the warranty accrual activity as of and for the nine months ended October 31, 2012 and 2011 is shown in the table below (in thousands):

	As of and for the Nine Months Ended October 31,
	2012	2011
Beginning balance	$193	$310
Accruals for warranties issued during the period	—	318
Utilization	(125)	(548)
	$68	$80

The Company believes that the balance remaining as of October 31, 2012 is adequate to cover standard warranty costs and believes that we have paid for substantially all of our material financial obligations with respect to the Bronx product recall.

10.           Loan & Related Agreements

Senior Secured Six Month Term Loan Agreement

As previously reported in a Form 8-K filed with the SEC on August 2, 2012, the Company entered into a Senior Secured Six Month Term Loan Agreement dated July 27, 2012 (the “Loan Agreement”) with Broadwood a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood.  Broadwood is a significant shareholder of the Company.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to that Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company and to CWT, as co-borrower.  The Loan bears interest at 5% per annum, ranks senior in right of payment to all other indebtedness of the Company and is due and payable in full on January 28, 2013.  The Company is using the net proceeds of the Loan primarily to fund its working capital requirements and those of CWT, but may use up to $400,000 of those proceeds to fund capital expenditures required in the conduct of its business and the business of CWT.  The Company intends to repay the Loan and accrued interest from the $3.0 million in proceeds expected to be received from Broadwood in the fourth quarter of fiscal 2013, pursuant to the Stock Purchase Agreement discussed below.

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

The foregoing summaries of the Loan Agreement, the Loan and the related debt agreements are not intended to be complete and are qualified by reference to the more detailed descriptions thereof contained in the above-referenced Form 8-K and to the Loan Agreement and the related agreements filed as exhibits to that report.

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

On July 27, 2012, the Company also entered into a Warrant Commitment Letter which provides that if the Company raises less than $3.0 million from sales of equity securities to other investors during the six month term of the Loan, then Broadwood will receive an additional Warrant (the “Additional Warrant”) entitling it to purchase, also at a price of $1.00 per share, an amount of shares of the Company’s common stock to be determined based on a formula in the Warrant Commitment Letter, with such amount not to exceed 1,000,000 additional shares (the amount of such additional shares, “Additional Warrant Shares”). The exercise price is to be adjusted if the Company completes subsequent financings at less than the current exercise price as described below.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Broadwood currently owns approximately 21 percent of the Company’s outstanding shares and is the Company’s largest shareholder.  If the Company sells a total of 3,000,000 Shares to Broadwood under the Stock Purchase Agreement, then Broadwood’s share ownership would increase to approximately 43 percent of the Company’s outstanding shares, and would further increase to approximately 55 percent of the Company’s outstanding shares, if Broadwood were to exercise the Warrants and the Additional Warrants in their entirety.  The Warrants and Additional Warrant shares are recorded as derivative liabilities in our condensed consolidated balance sheet (see Note 11).

The Warrants, including the Additional Warrant, provide that if the Company sells shares of its common stock (or any securities that are convertible or exercisable into shares of Company common stock) at a price less than $1.00 per share, then, subject to certain exceptions (including grants of stock incentives and sales of shares to officers, employees or directors under the Company’s equity incentive plans and issuances of shares in business acquisitions), the exercise price of the Warrants, including the Additional Warrant, then outstanding will be reduced to that lower price and the number of Warrant Shares purchasable by Broadwood on exercise of the Warrants and the Additional Warrant will be proportionately increased. The Warrants and the Additional Warrant have been accounted for as derivative liabilities resulting from the instruments' price protection features.

The Warrants and the Additional Warrant also grant to Broadwood the right to require the Company (i) to register the Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) for possible resale and (ii) to include the Warrant Shares in any registration statement that the Company may file to register, under the Securities Act, the sale of Company shares for cash.

The foregoing summaries of the Stock Purchase Agreement and the Warrants, including the Additional Warrant, are not intended to be complete and are qualified by reference to the more detailed descriptions thereof contained in the above-referenced Form 8-K and to the Stock Purchase Agreement, the form of Common Stock Purchase Warrant and the Warrant Commitment Letter which provides for the possible issuance by the Company of the Additional Warrant to Broadwood, which were filed as exhibits to that report.

There can be no assurances, however, that the Company will remain in compliance with the covenants in the Loan, which event could preclude Broadwood from purchasing Shares of the Company's common stock pursuant to the Stock Purchase Agreement.

11.           Fair Value Measurements

We follow FASB ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”), in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of our recorded derivative liabilities is determined based on unobservable inputs that are not corroborated by market data, which is a Level 3 classification. We record derivative liabilities on our balance sheet at fair value with changes in fair value recorded in our consolidated statements of operations.

Our fair value measurements at the October 31, 2012 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	October 31, 2012	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$1,754	$--	$--	$1,754

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 10 utilizing the Monte Carlo simulation model:

Three Months Ended October 31, 2012
Risk free interest rate	1.29%
Average expected life (years)	8
Expected volatility	105.21%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended October 31, 2012 (in thousands):

	July 31, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	October 31, 2012
Derivative liabilities	$1,365	$–	$389	$1,754

12.           Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead-time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. During the second quarter of fiscal 2012 we accrued a charge of $380,000 relating to such excess material relating to purchase commitments made to support the Targus business.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood could result in a "Change of Control" for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a "Change of Control" occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices.  The letter of credit expires on August 1, 2014.

Legal Proceedings and Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. The trial date is currently set for April 8, 2013. In an effort to resolve this litigation before the existing trial date, we sent Chicony a settlement offer, which has since lapsed.  The outcome of this matter is not determinable as of the date of the filing of this report. We have previously accrued $1.1 million for the possibility that we could incur a liability to Chicony should it prevail in the lawsuit.

On September 1, 2011, subsequent to receiving an infringement notification from us, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. The five Comarco patents are U.S. Patent Nos. 6,831,848 titled "Programmable Power Supply to Simultaneously Power a Plurality of Electronic Devices"; 7,495,941 titled "Power Supply Equipment with Matching Indicators on Converter and Connector Adaptors"; 7,613,021 titled "Small Form Factor Power Supply"; 7,863,770 titled "Power Supply Equipment for Simultaneously Providing Operating Voltages To a Plurality of Devices"; and 7,999,412 titled "Detachable Tip for Communicating with Adapter and Electronic Device.” On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents.  The court required that the parties mediate the dispute by the end of July, 2012. Although the parties met for mediation, the dispute was not settled. Currently, the trial date is set for April, 2014. This matter is ongoing and the outcome is not determinable, however if we do not prevail we will likely not obtain a license agreement to earn future license revenue from products sold by Kensington. Conversely, should we prevail the Company may be awarded a royalty which would generate license revenue to the Company in the future.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 6, 2012, we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for the failure to deliver goods ordered by us in the time, place, manner and price indicated by each purchase order. As previously reported, the parties entered into a Settlement Agreement on July 24, 2012, ending the litigation between the parties. The settlement involved no cash payments by either of the parties, but allowed us to reverse previously incurred product and freight costs and to discharge net liabilities of $1.4 million from our consolidated balance sheet that would otherwise have been due to EDAC had it prevailed in the lawsuit. The settlement resulted in a decrease to cost of revenue of $1.4 million.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

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

Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our future strategies, sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; and the sufficiency of our cash and cash equivalent balances. Many risk factors and uncertainties may cause our actual financial results to differ materially from those discussed in any such forward-looking statements.  Those risk factors and uncertainties include, but are not limited to:  the risk that we will be unable to continue our business as a going concern if our internally generated cash flows are not sufficient to fund our operations and we are unable to obtain funds from external sources to make up the resulting cash shortfall; deterioration or loss of our relationship with Lenovo, our principal customer; the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from a limited number of customers, the loss of any of which would materially and adversely affect our revenues and prevent us from funding our operations in the future; unexpected difficulties and delays associated with our efforts to achieve higher sales volumes for our ChargeSource® products or to obtain cost reductions, including risks related to market acceptance of our products; failure to accurately forecast customer demand and the risk that our customers may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors; risks related to our ability to meet contractual and technical commitments with our customers; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; product recalls and product liability claims; the loss of key employees; and costs and potential adverse determinations in pending litigation.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all.  In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans or that our future financial results or outcomes, as set forth in the forward looking statements in this report will be achieved.  Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 filed with the SEC, as such risk factors are supplemented and amended in this Form 10-Q under Part II, Item 1A. below, those contained in the Company’s other filings with the SEC, and those set forth above.  Readers of this report are urged to review the descriptions of those risks and uncertainties contained in those other reports.

Basis of Presentation

The condensed consolidated results of operation presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2013 or any other interim period during such fiscal year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

Going Concern Qualification

The Company has experienced pre-tax losses from continuing operations in the nine months ended October 31, 2012 and 2011 totaling $2.8 million and $3.9 million, respectively. In addition, the Company experienced pre-tax losses from operations for fiscal 2012 totaling $5.3 million. The Company also has negative working capital and uncertainties surrounding the Company’s future ability to obtain borrowings and raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Executive Summary

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “Comarco,” or the “Company”), is a developer and designer of innovative mobile power products.  These standalone, multi-function mobile power adapters are used to simultaneously power and charge notebook computers, mobile phones, smartphones, E-readers, iPads®, and iPods®. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our results of operations for the quarter ended October 31, 2012:

•
Revenue for the third quarter of fiscal 2013 decreased to $1.1 million compared to $2.3 million for the third quarter of fiscal 2012. The decrease is attributable to our previously described exit from the Dell business during the second quarter of fiscal 2013, as well as reduced sales to our principal customer Lenovo.

•
We are focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe have the highest probability of contributing to our profitability. Additionally, for the first three quarters of fiscal 2013 a significant portion of our cash used in operations reported as part of our net loss relates to funding the litigation described in Note 12 of Part I, Item 1 of this report.

•	On July 28, 2012, the Company’s Board of Directors appointed Mr. Louis Silverman to the board and as Chairman of the Board.

•
On July 27, 2012, the Company entered into a Senior Secured Six Month Term Loan Agreement (the “Loan Agreement”) with Broadwood Partners, L.P. (“Broadwood”), a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. Broadwood is a significant shareholder of the Company. Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company.  The Loan bears interest at 5% per annum, ranks senior in right of payment to all other indebtedness of the Company, is secured by a first priority security interest in all of the assets of Comarco and CWT, and is due and payable in full on January 28, 2013. See Note 10 to the Company’s condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements.

•
Concurrent with the execution of the Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement provides for the purchase by Broadwood of up to $3.0 million worth of the Company’s common stock, at a price of up to $1.00 per share, at the Company’s discretion, subject to certain conditions provided for in the Stock Purchase Agreement. See Note 10 to the Company’s condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Stock Purchase Agreement and certain related agreements.

•
As previously reported, on July 24, 2012, the Company entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties.  As a direct result of the settlement, the Company discharged $1.4 million in net liabilities due to EDAC.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our products to Lenovo (accounting for 98% of our total revenue for the nine months ended October 31, 2012), and we continue to focus a significant percentage of our time and resources on providing outstanding products and service to Lenovo, our valued principal customer.

Simultaneously, we are working to build sales of our newest generation AC adapter, branded ChargeSource®. This product line is currently available exclusively on our retail website www.chargesource.com. We anticipate analyzing additional marketing and sales avenues for our ChargeSource product line during the balance of calendar 2012 and into 2013. There can be no assurances, however, regarding the success of these efforts.

During the third quarter of fiscal 2013, we engaged a team of experienced marketing professionals to assist us with development of our ChargeSource marketing and branding strategy as well as our marketing/sales strategy implementation and execution. Our goal is to determine the best strategies for leveraging what we believe to be ChargeSource’s superior design and patent protected technologies to the advantage of our shareholders. Once finalized, our selected strategies will take into account our size, assets, core strengths, and will recognize the need to judiciously manage our resources while focusing on a finite number of strategies with the highest possible likelihood of success. We are confident that our products can compete very effectively in the marketplace from a technology and value perspective. Our challenge is to ensure that our strategies are tightly aligned with our limited available assets and resources.

In addition to contributing significantly to the value of our ChargeSource products, our extensive patent portfolio covering key technical aspects of our products can be used in our research and development efforts and could potentially generate an additional revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products.  We believe that a favorable outcome in the Kensington matter described in Note 12 of Part I, Item 1 of this report, would likely ensure such a revenue stream.  Such a favorable outcome cannot be guaranteed and based upon the existing trial date of April, 2014, we may not generate significant royalties, if any, until fiscal 2015.

Regarding litigation, the EDAC resolution, discussed above, decreased our accumulated deficit by $1.4 million based on the elimination of net liabilities. A positive outcome in our ongoing litigation with Chicony and Kensington, described in Note 12 of Part I, Item 1 of this report, if such an outcome were realized, could not only reduce our accumulated deficit, but could also provide us with a cash infusion.  However, the outcome of our ongoing litigation matters is not determinable as of the date of filing this report.

In summary, our current objectives are focused primarily on maintaining our relationship with Lenovo, creating and implementing a data driven strategic marketing plan for our ChargeSource product line, and continuing to stabilize and strengthen the company’s financial position.  However, there can be no assurance that we will be successful in any of these objectives.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim condensed consolidated financial statements contained elsewhere in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes that other than Derivative Liabilities and Classification, described in Note 2 of Part I, Item 1 of this report, there have been no significant changes during the three and nine months ended October 31, 2012 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2012.

Results of Operations – Continuing Operations

Revenue
(in thousands except % change)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2012	2011	2012	2011	Three Months	Nine Months

Revenue	$1,135	$2,252	$5,018	$7,128	(50%)	(30%)

Operating loss	$(1,337)	$(734)	$(1,841)	$(3,903)
Net loss from continuing operations	$(2,244)	$(760)	$(2,805)	$(3,933)

Revenue by Region
(in thousands except % change)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2012	2011	2012	2011	Three Months	Nine Months
Revenue:
North America	$11	$362	$57	$2,078	(97%)	(97%)
Europe	5	22	13	35	(77%)	(63%)
Asia	1,119	1,868	4,948	5,015	(40%)	(1%)
	$1,135	$2,252	$5,018	$7,128

Revenue by Customer
(in thousands except % change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2012		2011		2012		2011		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Dell	$—	—	$376	17%	$67	1%	$1,061	15%	(100%)	(94%)
Lenovo	1,119	99%	1,826	81%	4,913	98%	4,773	67%	(39%)	3%
Targus	—	—	—	—	—	—	1,174	16%	—	(100%)
Other	16	1%	50	2%	38	1%	120	2%	(68%)	(68%)
	$1,135	100%	$2,252	100%	$5,018	100%	$7,128	100%	(50%)	(30%)

Revenue for the three and nine months ended October 31, 2012 decreased by $1.1 million, or 50 percent, and $2.1 million, or 30 percent, compared to the corresponding periods of fiscal 2012. As previously discussed, we elected to exit the Dell business due to low sales volumes and thin product margins. Revenue from shipments to Dell decreased $0.4 million or 100 percent and $1.0 million or 94 percent, respectively, during the three and nine months ended October 31, 2012.  We completed the wind down of our Dell business relationship in May 2012. Additionally, revenue to Lenovo decreased during the three months ended October 31, 2012 by $0.7, compared to the corresponding period of the prior fiscal year. The decrease was due, primarily, to a drop in Lenovo’s business customer demand for the quarter. At present, we have no way to know whether this decline in demand is unique to this quarter or part of a longer term trend. Finally, we received no revenue from Targus during the first three quarters of fiscal 2013 and do not expect any revenues from Targus in the future. As previously discussed, on January 25, 2011, we received written notification from Targus of its non-renewal of the Strategic Product Development and Supply Agreement with us.

Cost of Revenue and Gross Margin
 (in thousands except
margin and % change)
	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2012		2011		2012		2011		Three Months	Nine Months
		% of Total		% of Total		% of Total		% of Total
Cost of revenue:
Product cost	$770	83%	$1,385	72%	$3,420	128%	$4,052	58%	(44%)	(16%)
Accrued product recall costs	—	—	(103)	(5%)	—	—	247	4%	(100%)	(100%)
Supplier settlement	—	—	—	—	(1,443)	(54%)	383	6%	—	(477%)
Supply chain overhead	147	16%	422	22%	611	23%	1,453	21%	(65%)	(58%)
Inventory reserve and scrap charges	12	1%	222	11%	84	3%	797	11%	(95%)	(89%)
	$929	100%	$1,926	100%	$2,672	100%	$6,932	100%	(52%)	(62%)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year ppt Change
	2012	2011	2012	2011	Three Months	Nine Months

Gross profit	18%	14%	47%	3%	4	44

Cost of revenue for the three and nine months ended October 31, 2012 decreased by $1.0 million, or 52 percent, and $4.3 million, or 62 percent, respectively, compared to the corresponding periods of fiscal 2012. The decrease in product costs is primarily attributable to the decreases in sales for the three and nine months ended October 31, 2012 compared to the comparable prior year periods. During the first quarter of fiscal 2012, we recorded an additional accrual of $350,000 for the recall of our Bronx product, however $103,000 of that amount was recovered in the third quarter due to a payment received from Targus pursuant to a settlement agreement executed between Targus and us resolving all matters related to the recall.  No similar costs were incurred in the comparable periods of the current fiscal year. During the second quarter of fiscal 2013 we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties.  As a direct result of the settlement, the Company reversed previously incurred product and freight costs and discharged $1.4 million in net liabilities due to EDAC. Additionally, during the second quarter of fiscal 2012 we accrued a charge of $380,000 relating to a settlement reached with a supplier relating to purchase commitments made to support the Targus business.

During the three and nine months ended October 31, 2012, our fixed supply chain overhead costs decreased by $0.3 million and $0.8 million or 65 percent and 58 percent, respectively, when compared to the fixed supply chain overhead costs in the comparable prior year periods.  These decreases were the result of continued cost cutting relating to personnel and other expenses. The inventory and reserve charges for the three and nine months ended October 31, 2012 relate primarily to slow-moving inventory, which amounts are within management’s expectations. During the first quarter of fiscal 2012 we incurred scrap charges of $0.5 million relating to Manhattan product components that we procured from a supplier during the first quarter of fiscal 2012.  The Manhattan product was previously sold to Targus and we reserved for those components that could only be used in that product. During the third quarter of fiscal 2012, we incurred scrap charges of $0.2 million relating to reserves taken against slow-moving inventory.

Operating Costs and Expenses
(in thousands except % change)
	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2012		2011		2012		2011		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses, excluding corporate overhead	$80	7%	$140	6%	$190	4%	$602	8%	(43%)	(68%)
Corporate overhead	823	73%	423	19%	2,113	42%	2,026	28%	95%	4%
Engineering and support expenses	640	56%	497	22%	1,884	38%	1,471	21%	29%	28%
	$1,543	136%	$1,060	47%	$4,187	84%	$4,099	57%	46%	2%

Selling, general, and administrative (“SG&A”) expenses for the three and nine months ended October 31, 2012 decreased $60,000 or 43 percent and $0.4 million or 68 percent, respectively, compared to the corresponding periods of fiscal 2012. In the prior fiscal year, through August 2011, we had an executive serving in the sales and marketing capacity.  We currently have no employees in our sales and marketing departments, but instead utilize various consultants who are focused on digital media and search engine optimization to assist us with generation of sales on our retail website www.chargesource.com, which was launched in the fourth quarter of fiscal 2012.  Additionally, in the third quarter of fiscal 2013 we engaged a marketing firm to address marketing and branding strategies of our ChargeSource product portfolio.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead increased by $0.4 million and by $0.1 million for the three and nine months ended October 31, 2012, respectively, when compared to the corresponding periods of the prior fiscal year. The increases in the current year relate primarily to an increase in legal expenses related to the Chicony litigation.  The increase in legal expenses related to the Chicony litigation during the nine months ended October 31, 2012 was offset by decreases in other corporate overhead expenses of $0.3 million including board of director compensation, other legal fees, insurance costs and rent and occupancy costs.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, patent annuity and maintenance fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2012 increased by $0.1 million or 29 percent and by $0.4 million or 28 percent respectively, due primarily to increased legal fees relating to the Kensington litigation and other patent infringement matters. The legal fees increased $0.1 million and $0.7 million for the three and nine months ended October 31, 2012, respectively, compared to the legal fees incurred in the comparable periods of the prior fiscal year. The increased legal fees for the nine months ended October 31, 2012 were partially, but not entirely, offset by decreases in the current fiscal year personnel costs, rent and occupancy costs and testing and certification fees, which vary with the timing of new product development.

Interest Expense, net

Interest expense, net, consists primarily of amortization expense related to the loan discount and interest expense offset by interest income, if any. For the three months ended October 31, 2012, we incurred approximately $0.5 million in amortization of the loan discount. Additionally, for the nine months ended October 31, 2012, loan fees totaling $55,000 related to our Loan Agreement with Broadwood were expensed as incurred. For the three and nine months ended October 31, 2011, interest income totaled $0 and $2,000, respectively. Interest expense and loan fee expenses related to our previous Silicon Valley Bank (“SVB”) credit facility totaled $26,000 and $65,000 for the three and nine months ended October 31, 2011.

During the fourth quarter of fiscal 2013, we expect to incur interest expense related to our Loan Agreement with Broadwood of approximately $25,000.  Additionally, during the fourth quarter of fiscal 2013 we expect to amortize the loan discount using the effective interest method, and consequently incur other non-cash expenses of approximately $0.9 million.

Loss Due to Change in Fair Value of Derivative Liabilities

For the three and nine months ended October 31, 2012, we reported an increase in the fair value of our derivative liabilities of approximately $0.4 million (See Note 11 of Part I, Item 1 of this report).

Other Income, net

For the nine months ended October 31, 2011, we recorded other income of $34,000 related to a final distribution of the sale of our investment in SwissQual AG from fiscal 2006.

Income Tax Benefit

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first nine months of fiscal 2013, the adjusted net deferred tax assets remain fully reserved as of October 31, 2012.

Discontinued Operations - Wireless Test Solutions (“WTS”)

We recorded a loss from WTS discontinued operations of $21,000 during the nine months ended October 31, 2012 as a result of a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012, which resulted in a tax assessment in connection with our sale of WTS.  The expensed amount represents the portion of the tax assessment that was required to be paid by Comarco. We do not expect to incur any future costs related to the sale of the WTS business.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2012 decreased $0.3 million to $0.6 million as compared to $0.9 million at January 31, 2012. The following table is a summary of our condensed consolidated statements of cash flows contained elsewhere in this report.

	Nine Months Ended October 31,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,296)	$(4,871)
Investing activities	$(52)	$(162)
Financing activities	$2,000	$(1,053)

Operating Activities

Cash used in operation was $2.3 million for the nine months ended October 31, 2012 and was driven by our net loss of $2.8 million offset by non-cash amortization of the Broadwood loan discount of $0.5 million, an increase in the fair value of derivative liabilities of $0.4 million and stock-based compensation expense of $0.1 million.  Additionally, we had a non-cash settlement with EDAC crediting our cost of revenue in the amount of $1.4 million and total receivable increases of $0.8 million, offset by increases totaling $1.8 million in accounts payable and accrued liabilities.

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

Investing Activities

During the nine months ended October 31, 2012, we purchased $62,000 of property and equipment, primarily tooling and equipment used for the manufacture of our ChargeSource® products, and we reduced our cash collateralized for credit card chargebacks associated with our internet website by $10,000.

During the nine months ended October 31, 2011, we purchased $71,000 of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products. Additionally, during the third quarter of fiscal 2012, our security deposit of $77,000 for our corporate lease became collateralized by cash in a separate bank account. Prior to the third quarter of fiscal 2012, the letter of credit was treated as a reduction in available borrowings available to the Company under the SVB Agreement described below.

Financing Activities

On July 27, 2012, the Company entered into a Senior Secured Six Month Term Loan Agreement (the “Loan Agreement”) with Broadwood.

Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company.  The Loan bears interest at 5% per annum, ranks senior in right of payment to all other indebtedness of the Company, is secured by a first priority security interest granted to Broadwood in all of our assets, and is due and payable in full on January 28, 2013.  In conjunction with the Loan Agreement we incurred $55,000 in loan fees that are reported in interest expense, net in our condensed consolidated statement of operations for the nine months ended October 31, 2012.

On February 11, 2009, the Company entered into a Loan and Security Agreement (the “SVB Agreement”) with SVB. The SVB Agreement was renewed on February 8, 2010 and again on February 9, 2011 and originally matured, on February 9, 2012, at which time, any outstanding principal balance was to be paid in full.

During the first quarter of fiscal 2012, we repaid the $1.0 million that had been outstanding under the SVB Agreement and we incurred $53,000 in loan origination fees relating to its renewal. On September 15, 2011, we received a letter from SVB terminating the SVB Agreement effective September 22, 2011.

Uncertainties Regarding Future Operations and the Funding of Liquidity Requirements for the Next 12 Months

As of October 31, 2012, we had negative working capital of approximately $4.2 million. During the third quarter of fiscal 2013 the Company’s cash balance declined by approximately $1.1 million.  Approximately $0.6 million of the decline related to the ongoing litigation described in Note 12 and approximately $0.1 million related to legal expenses associated with the loan and related agreements described in Note 11 and other public company legal counsel. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to increase sales, effectively manage operating expenses, and raise additional funds, through either debt and/or equity financing to meet our cash requirements during the next twelve months. No assurance can be given, however, that we will be successful in meeting those operating objectives or cash requirements.

Concurrent with the execution of the Broadwood Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). The Stock Purchase Agreement provided for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock (the “Shares”), at a price of $1.00 per Share, subject to the following conditions: (i) during the six month term of the Loan, the Company will use its best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which may include other shareholders of the Company, and (ii) the Company remains in compliance with its covenants under the Loan Agreement. The Company will decide how many of those 3,000,000 Shares to sell to Broadwood pursuant to the Stock Purchase Agreement, based primarily on the Company’s cash requirements.  The Company is currently evaluating alternatives for raising additional capital.  However, there can be no assurance that we will be successful in raising capital beyond the amount contemplated by the Stock Purchase Agreement.

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

As discussed above, there are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

•	Our continued relationship with our primary customer Lenovo (representing 98% of our total revenues for the nine months ended October 31, 2012);

•	Our future retail sales of our ChargeSource® products generated from our website www.chargesource.com;

•	The cost and outcome of ongoing litigation with our contract manufacturer of the Bronx product, the subject of a product recall, and with Kensington, the maker of competitive power adapters;

•	Our ability to raise additional debt or equity financing; and

•	The ability of our contract manufacturers to manufacture our products at the level currently anticipated, and the ability of our products to meet any required specifications.

We are currently focused on preserving our cash balances by monitoring expenses, identifying cost savings, and investing only in those development programs and products that we believe will most likely contribute to our future profitability. As we execute our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may again experience, a negative operating cash flow. We are currently evaluating alternatives for raising additional capital beyond that contemplated by the Stock Purchase Agreement. However, there can be no assurance that the additional financing we will need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, develop new products or sales avenues or otherwise respond to competitive pressures, our operating results and financial condition could be adversely affected and we may not be able to continue as a going concern. In fiscal 2012, we notified approximately 11 companies, including Kensington, that we believe they are manufacturing and distributing products that infringe on one or more of our patents.  One of the companies entered into a license agreement with us shortly after being notified of the infringement.  Our patent enforcement efforts are currently focused primarily on the Kensington litigation and the outcome of this litigation is not determinable.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of October 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of October 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal quarter ended October 31, 2012 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us for products manufactured by Chicony.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million attributable to Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. The trial date is currently set for April 8, 2013. The outcome of this matter is not determinable as of the date of the filing of this report.

Acco Brands USA LLC (“Acco”) vs. Comarco Wireless Technologies, Inc., Case No. 5:11-cv-04378-HRL, U.S. District Court for the Northern District of California. On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products manufactured and/or sold by Kensington.  On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. Currently, the trial date is scheduled for April, 2014. This matter is ongoing and the outcome is not determinable as of the date of filing this report.

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

In addition to the matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. The legal proceedings potentially cover a variety of allegations spanning our entire business. We are unable to predict the ultimate outcome of all such matters.

ITEM 1A.	RISK FACTORS

Our business, future financial condition and results of operations are subject to a number of factors, risks and uncertainties, which are disclosed in Item 1A, entitled “Risk Factors” in Part I of our 2012 10-K as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q for the quarter ended October 31, 2012. Additional information regarding some of those risks and uncertainties is contained in the notes to the condensed consolidated financial statements included elsewhere in this report and in Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this report. The risks and uncertainties disclosed in our 2012 10-K and in our quarterly reports on Form 10-Q are not necessarily all of the risks and uncertainties that may affect our business, financial condition and results of operations in the future.

There have been no material changes to the risk factors as disclosed in the 2012 10-K, except as set forth below.

We will require additional financing to sustain our operations and without it we will not be able to continue operations.

Although we expect to raise $3.0 million in equity, pursuant to the terms of the Stock Purchase Agreement with Broadwood, we expect we will require additional capital.  Should the financing we require to sustain our working capital needs be unavailable to us on reasonable terms when we require it, if at all, the consequences could result in a material adverse effect on our business, operating results, financial condition and prospects. If we cannot raise operating capital, we may be forced to cease operations.

   We cannot be certain of the ultimate costs required to conclude our current litigation and may not be able to continue these proceedings.

We have incurred approximately $0.8 million in legal fees during the first three quarters of fiscal 2013 related to the Chicony matter. During the third quarter of fiscal 2013, we sent Chicony a settlement offer which has since lapsed.  Additionally, we have incurred $1.0 million in legal fees during the first three quarters of fiscal 2013 related to the Kensington matter.  We are unable to determine the future expenditures related to these matters.  The legal fees incurred for both of these matters may continue to significantly adversely impact our operating results and we may determine that due to the unpredictable nature of the costs and timing of the outcomes, we will no longer be able to defend against these actions.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

COMARCO, INC.

Date: December 14, 2012	/s/ Thomas W. Lanni
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2012	/s/ Alisha K. Charlton
Alisha K. Charlton
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.