Form 10-K
period 2013-01-31
COMARCO INC
filed 2013-04-30
CIK 22252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013
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
Common Stock, $0.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

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

Large accelerated filer   Accelerated filer   Non-accelerated filer (do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of July 31, 2012, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.6 million, based on the closing sales price of the registrant’s common stock as reported on the OTCBB market on such date.  This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of April 25, 2013 was 14,259,839.

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

COMARCO, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2013

TABLE OF CONTENTS

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

General

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “us,” “our,” “Comarco,” or the “Company”), is a developer and designer of innovative technologies and intellectual property currently used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2013” refers to our fiscal year that ended on January 31, 2013.

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

Our Business

We develop technologies and products for the charging of portable battery powered devices. Our products are aimed at the mobile user and charge a multitude of devices ranging from laptop computers, tablets, mobile phones, smart phones as well as many other devices. Our extensive portfolio of 46 U.S. patents and a number of foreign patents is the result of years of research and development programs to provide charging solutions for portable electronic devices to original equipment manufacturers (“OEMs”) and retail outlets. Comarco continues to develop new technologies and expand its patent portfolio, and has commenced efforts to enhance shareholder value through the monetization of this significant corporate asset.

Products

Our current product offerings consist of standalone AC, DC, and AC/DC multi-function power adapters designed to provide the ideal mix of power output and functionality for most retail, and OEM customers. Our ChargeSource® products vary power output, allowing those who use multiple rechargeable electronic devices to carry just one power adapter to support multiple electronic devices. By simply changing the compact SmartTip® connected to the end of the output cable, our standalone power adapters are capable of simultaneously charging and powering multiple devices from all major consumer electronics companies, including most notebook computers, mobile phones, E-readers, iPads®, iPods®, and many other portable, rechargeable consumer electronic devices without requiring a peripheral product or extra cable.

We believe our patented electrical designs will allow us to continue to offer customers cutting-edge technology while significantly decreasing the size and weight of our devices compared to those offered by our competitors, as well as reducing the number of chargers customers need to carry to power multiple devices.

Marketing, Sales, and Distribution

Current demand for our mobile power products can be categorized into the following two distinct channels:

•	Retail; and

•	OEM-branded accessories.

Retail

To reach the retail consumer, we have historically entered into exclusive distribution agreements with a single distributor of consumer electronics products. During the second quarter of fiscal 2012, we changed our retail sales strategy to sell our products directly to consumers. To implement this strategy, we launched a retail website www.chargesource.com during the fourth quarter of fiscal 2012 to sell our newest generation of AC, DC and AC/DC multi-function adapter branded ChargeSource®. Sales through our retail website have been, to date, negligible.

OEM-branded accessories

Late in the fourth quarter of fiscal 2008, we began volume production of a small form factor 90-watt AC/DC standalone power adapter designed and manufactured to the industry-leading stringent specifications of Lenovo Information Products Co., Ltd. (“Lenovo”), a leading notebook computer OEM. Commencing late in the third quarter of fiscal 2010, we began shipments to Lenovo of our newest generation adapter, the “Slim and Light” product. Revenues generated from sales to Lenovo for fiscal years 2013 and 2012 of the “Slim and Light” product totaled $6.2 million and $5.3 million, or 98 percent and 66 percent of revenues, respectively.

Competition

The industry in which we compete for the sale of our products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and market activities of other participants. Our current products are, and we expect that any future products we commercialize will be, subject to this intense competition.

Key Customers

In fiscal 2013 and fiscal 2012, shipments to Lenovo, our most significant customer, totaled $6.2 million and $5.3 million or 98 percent and 66 percent of total revenue, respectively. During fiscal 2012, shipments to Targus Group International (“Targus”), our former exclusive retail distributor, totaled $1.2 million or 15 percent of total revenue. In addition, in fiscal 2013 and 2012, Dell Inc. (“Dell”) accounted for revenue totaling $0.1 million and $1.4 million, or 1 percent and 17 percent of total revenue, respectively. For more information regarding our customers, see Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development

We sell our products in markets that are characterized by rapid technology changes, frequent new product introductions, changing consumer preferences and evolving technology standards. Accordingly, we have historically devoted significant resources to designing and developing new and enhanced products that can be manufactured cost effectively and sold at competitive prices. During fiscal 2013 and fiscal 2012, our financial constraints limited our research and development investment to approximately $0.9 million and $1.3 million, respectively. To focus these efforts, we strive to maintain close relationships with our customers and develop products that meet their needs.

Manufacturing and Suppliers

Our products are manufactured by third parties to our specifications. Contract manufacturers (or “CMs”) located primarily in China are responsible for the manufacture of our OEM products. Our ChargeSource® branded products are assembled in Southern California.

Patents, Trademarks and Other Intellectual Property

Our success depends in large part on our proprietary technology, including our patents, trademarks and other intellectual property, on which we have commenced efforts to monetize through enforcement. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners, to establish, maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2013, we had approximately 90 issued patents and approximately 15 patent applications pending in the United States and in various foreign countries covering key technical aspects of our products. Our issued patents are scheduled to expire at various times beginning in 2014. The patents we believe to be the most valuable extend through 2024. Specifically, our patent portfolio addresses multiple simultaneous charging, light-weight compact dimensions and analysis of power requirements of electronic devices. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.

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

Industry Practices Impacting Working Capital

Our working capital and operating cash flow is affected by our need to balance inventory levels with customer demand, specifically with Lenovo’s demand. Existing industry practices that affect our working capital and operating cash flow include:

•	the level of variability Lenovo’s requirements relative to the volume of production;

•	vendor lead times;

•	performance of our contract manufacturers;

•	materials availability for critical parts;

•	inventory levels necessary to achieve rapid customer fulfillment; and

•	extended payment terms required by Lenovo.

Historically, we have sold our products under purchase orders that are placed with short-term delivery requirements. Additionally, during fiscal 2012, we launched our website www.chargesource.com to sell our ChargeSource® products directly to consumers offering immediate delivery. As a result, we periodically maintain inventory of long-lead components in order to meet our expected obligations. Delays in planned customer orders could result in higher inventory levels and negatively impact our operating results.

Our standard terms require customers to pay for our products in U.S. dollars. For those orders denominated in foreign currencies, we may limit our exposure to losses from foreign currency transactions through forward foreign exchange contracts. We do not currently have any sales denominated in foreign currency.

Employees

As of April 8, 2013, we employed 10 full-time employees. In recent years, including fiscal 2013, we have initiated reductions in force in an effort to reduce our cash burn. The majority of our employees are professional or technical personnel who possess training and experience in engineering and management.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

Our management and our independent registered public accounting firm have questioned our ability to continue as a going concern as a result of our recurring losses from operations, negative working capital and uncertainties surrounding our ability to raise additional funds.

Our audited consolidated financial statements for the fiscal year ended January 31, 2013, were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales; begin to monetize our intellectual property; manage operating expenses; prevail in our ongoing litigation; and raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to increase sales, monetize our intellectual property, manage expenses, prevail in our ongoing litigation, or obtain additional funds through either debt or equity financing transactions or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to increase sales, monetize our intellectual property, manage expenses, prevail in our ongoing litigation, or raise additional capital through debt or equity financings, we may be unable to continue to fund our operations, develop our products or other revenue streams, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

A significant portion of our revenue is derived from a few customers and we are dependent upon our relationships with them and upon their performance.

We have historically derived a significant portion of our revenue from a very limited number of customers. Lenovo accounted for 98 percent of our fiscal 2013 revenue. Our three key customers for fiscal 2012 accounted for $7.9 million, or nearly all of our total revenue. We expect that a limited number of customers will continue to represent a large percentage of our revenue in the future. Targus, which accounted for 15 percent of our fiscal 2012 revenue, sent written notification to us on January 25, 2011 of non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). At this time, we expect no future sales to Targus. Nor do we expect any future sales to Dell which accounted for 17 percent of our fiscal 2012 revenue. During fiscal 2012 we informed Dell that we were exiting the relationship for financial reasons. We made the decision due to several factors, including low margins earned on the product, administrative costs of manageing delivery, inventory transfers, invoicing and collection to multiple Dell third party warehouses and affiliates and relatively flat sales volumes.

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

On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging claims of infringement on each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. Currently, the trial date is scheduled for January, 2014. This matter is ongoing and the outcome is not determinable.

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

During fiscal 2012, we notified approximately 11 companies, including Kensington, that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Due to the generally costly nature of litigation and the expenses we have incurred relating to the Kensington matter specifically, we are focused on concluding the Kensington dispute before further pursuing the other 9 companies who had previously been noticed. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, diverts resources and management attention away from our operations, and may result in our intellectual property rights being held invalid or unenforceable.

We cannot be certain of the ultimate costs required to conclude our current litigation and may not be able to continue these proceedings.

We have incurred approximately $0.6 million in legal and related expert fees during fiscal 2013 related to the Chicony matter, which is net of approximately $0.4 million in payments made by our insurance carrier under a reservation of rights. Additionally, we have incurred approximately $1.2 million in legal fees during fiscal 2013 related to the Kensington matter. We are unable to determine the future expenditures related to these matters. The legal fees incurred for both of these matters may continue to significantly adversely impact our operating results and we may determine that due to the unpredictable nature of the costs and timing of the outcomes, we will no longer be able to defend against these actions.

Our strategy to monetize the value of our patents, trademarks, and other intellectual property through enforcement may not be successful.

As noted above, during fiscal 2012 we notified approximately 11 companies, including Kensington, that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. We do not know the ultimate outcome of the remaining 10 notifications and we may not be successful in our efforts to monetize our intellectual property thorugh these enforecement actions.

Our expansion into retail internet sales may not achieve the sales volumes we anticipate.

We have limited experience in our newest market segment, www.chargesource.com, and we may not attract new customers. Our ChargeSource® product offerings may subject us to high return rates if customers are dissatisfied with these products. We did not achieve the sales volume we had anticipated through the launch of our website during fiscal 2013 and we believe sales were constrained by our lack of financial resources to implement a marketing plan. We continue to implement very low cost marketing trials in an attempt to generate retail sales. We may not be successful enough in this new segment to recoup our investments in marketing and branding. In addition, we cannot be certain that we will be successful in generating additional revenue from our ChargeSource® products.

If we fail to successfully resolve our dispute with Broadwood Partners, L.P. (“Broadwood”) we may be subjected to litigation and/or may be required to issue additional shares of common stock.

As described elsewhere in this report, on July 27, 2012, we entered into a Stock Purchase Agreement (the “SPA”) with Broadwood which provided for the purchase by Broadwood of up to 3,000,000 shares of our common stock at a price of $1.00 per share. The SPA provided that if at any time up to July 27, 2013 we sold any shares of our common stock at a price of less than $1.00 per share we would be required to issue outright to Broadwood a number of additional shares sufficient to reduce the per share price paid by Broadwood to that lower price. On July 27, 2012, we also entered into a Warrant Commitment Letter, which provided that if we raised less than $3.0 million from sales of equity securities to other investors during the six months ended January 28, 2013, then Broadwood would receive an additional warrant entitling it to purchase up to 1,000,000 additional shares.

We were informed by Broadwood on January 28, 2013, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase the Company’s shares pursuant to the SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase.

It is our position that, contrary to Broadwood’s assertions, all of the conditions under the SPA had been satisfied, and Broadwood’s refusal to purchase 3,000,000 shares of our common stock, at the price of $1.00 per share, constituted a material breach by Broadwood of its obligations under the SPA. As of the date of filing this report, we have not issued any additional shares to Broadwood and each party has reserved its rights under and with respect to the SPA and the Broadwood Warrants. If we are unable to successfully resolve this dispute with Broadwood, we may be subjected to litigation and/or may be required to issue additional warrants and/or shares to Broadwood.

We cannot be certain of the availability of debt or equity financing or the impact that Broadwood's failure to fund the SPA will have on our future financing efforts.

In fiscal 2014, we may require additional capital from debt or equity financing to fund our operations. During fiscal 2013 and 2012 the net cash used in operations was $2.7 million and $4.2 million, respectively. Although we took action to reduce personnel and related costs in the fourth quarter of fiscal 2013, there can be no assurance that we will generate positive cash flow from operations. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. Additionally, Broadwood's failure to have funded the SPA may adversely impact our financing efforts. If we cannot secure financing in the future, we may be forced to liquidate our assets or discontinue operations and our shareholders may lose all or a part of their investment in our common stock.

We will have to achieve higher revenue for our business to become profitable, and if we fail to do so, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.

Our current level of sales is insufficient to absorb our operating expenses. Our ability to drive increased revenue is dependent upon many factors including the following:

•	Our ability to monetize our intellectual property;

•	Successful ChargeSource® sales volumes from our direct-to-consumer sales in fiscal 2014 through our website www.chargesource.com;

•	Increasing sales to our OEM partner Lenovo.

There can be no assurances we will be successful in our efforts to increase sales. If we fail to achieve higher sales volumes, we may not achieve or sustain profitability and our results of operations and prospects would be adversely impacted.

We experienced a recall of one our power adapters in the first quarter of fiscal 2011, and in the future we may experience additional quality or safety defects in our products that could cause us to institute additional product recalls or require us to provide replacement products.

On April 30, 2010, the United States Consumer Products Safety Commission announced our voluntary recall of approximately 500,000 units of our Bronx 90-watt universal AC power adapter sold to our distributer, Targus. These units were sold from June 2009 through March 2010. Of the units affected by the recall, we originally estimated that approximately 400,000 units were in the hands of consumers, while the remaining 100,000 were in the distribution channel. Since the announcement of the recall, less than 5,000 consumer units have been returned and approximately 155,000 units have been returned from the distribution channel. During fiscal 2012, we accrued an additional $0.2 million charge to cost of revenue in connection with this recall. We believe that we have accrued for and paid substantially all of our material financial obligations with respect to the recall.

Included in our accounts payable at January 31, 2013 is $1.1 million payable to Chicony Power Technology Co., LTD. (“Chicony”) the contract manufacturer of the Bronx product subject to the recall. We are seeking remuneration plus additional damages from the contract manufacturer. On April 26, 2011, the contract manufacturer sued us, after receiving our demand letter seeking resolution to this dispute, for payment as discussed in Item 3 of this report. The outcome of this matter is neither determinable nor estimable and for this reason, we have not adjusted the accounts payable balance. If we prevail in our dispute with the contract manufacturer, we will record a reduction in our accounts payable and potentially recover the costs of the recall that have been incurred to date.

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

A majority of our common stock is held by just a few stockholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our stockholders for approval and which influence may be alleged to conflict with our interests and the interests of other stockholders.

As of April 8, 2013, our two largest stockholders owned an aggregate of approximately 60% of the outstanding shares of our common stock. Elkhorn Partners Limited Partnership (“Elkhorn”) owned approximately 49% and Broadwood owned approximately 11%, respectively, of the outstanding shares of our common stock at April 8, 2013. These stockholders, and Elkhorn in particular, will have significant influence over all matters submitted to our stockholders for approval including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

If we default on our loan agreement with Elkhorn, we could lose all of our assets.

As described elsewhere in this report, on February 11, 2013, we entered into a secured loan agreement with Elkhorn. Our obligations under the loan agreement and corresponding loan are secured by substantially all of our assets, including a pledge to Elkhorn of the stock of our operating subsidiary, CWT. If we default on our obligation relating to the loan agreement, Elkhorn could foreclose on all of our assets, both tangible and intangible, leaving us with no assets.

If we fail to accurately forecast customer demand, we may have excess or insufficient product inventory, which may increase our operating costs and harm our business.

To ensure availability of our products for our customers, in some cases we commit to purchase the components and/or finished products based on forecasts provided by customers in advance of receiving purchase orders from them. In addition, we maintain inventory to support our retail internet sales which to date have been negligible. As a result, we expect to continue to incur inventory costs in advance of anticipated revenue. Because demand for our products may not materialize as we expect, purchasing based on forecasts subjects us to risks of high inventory carrying costs and increased obsolescence and may increase our costs. For example, during the three months ended July 31, 2011 we accrued a charge of $380,000 relating to a settlement reached with a supplier relating to purchase commitments made to support the Targus business.

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

Our business and operational results are subject to general economic and retail uncertainty, as well as changes in world-wide sales of certain portable electronic devices.

Our revenues depend significantly on consumer confidence and spending, which have been weak due to the recent economic recession and continuing economic uncertainty. Continued economic uncertainty and weak consumer spending and consumer confidence may adversely affect our revenues, the sell through ability of our customers, or otherwise negatively impact our business strategy. In particular, a significant drop in sales volumes of laptop computers and other portable electronic devices will likely negatively impact the sales of our products. If legislative actions taken to enhance the economy fail, or if the current economic situation deteriorates further, our business could be negatively impacted.

Changes in our management may lead to instability and may negatively affect our business.

During April 2011, our President and Chief Executive Officer was terminated and our Chief Financial Officer resigned. Our board of directors appointed Fredrik Torstensson to serve as interim President and Chief Executive Officer, a position he held from April 2011 until August 2011, and appointed Alisha K. Charlton, our Vice President Controller & Corporate Secretary, as Chief Accounting Officer. During August 2011, Mr. Torstensson was terminated and Thomas W. Lanni, our Vice President and Chief Technology Officer, was appointed as President and Chief Executive Officer and also elected as a Director. Additionally, the board of directors experienced significant turnover during the first quarter of fiscal 2012. We cannot be certain that the changes in management and the board of directors will not negatively affect our business in the future or that additional changes in management and in the composition of our board of directors will not occur.

Failure to attract and retain key technical and management personnel may negatively affect our business.

While we believe our employee relations to be good, the loss of key employees could have a material adverse effect on our operating results. As of April 8, 2013, we employed 10 full-time employees. In recent years, including fiscal 2013, we have initiated reductions in force in an effort to reduce our cash burn. As a result, most of the functional areas within each department consist of one employee with minimal cross-training. The majority of our employees are professional or technical personnel who possess training and experience in engineering and management. Our future success depends in large part on our ability to retain key technical and management personnel, and to attract and retain qualified employees. Competition for such personnel can be intense, and the failure to recruit and train additional personnel when required, could have a material adverse effect on our operating results.

Failure to adjust our operations in response to changing market conditions or failure to accurately estimate demand for our products could adversely affect our operating results.

Consumer demand for our mobile power products has been subject to fluctuations as a result of market acceptance of our products, the timing and size of customer orders, and consumer demand for rechargeable mobile electronic devices. Accordingly, it has been difficult for us to forecast the demand for these products. We also are limited in our ability to quickly adapt our cost structures to changing market conditions because a significant portion of our design and other engineering and supply chain costs are fixed. If customer demand for our products declines or if we otherwise fail to accurately forecast reduced customer demand, we will likely experience excess inventory, which could adversely affect our operating results. Conversely, if market conditions improve, our inventory may not be adequate to fill increased customer demand. As a result, we might not be able to fulfill customer orders in a timely manner, which could adversely affect our customer relationships and operating results.

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

We currently outsource the manufacture of our products to contract manufacturers located in China and the United States. Additionally, international revenue accounted for approximately 99 percent of our total revenue for fiscal 2013, as determined by the ship to address. Sales to Lenovo, our largest customer, ship to a fulfillment center in China, but their customers, the end-users of our products, are located internationally as well as domestically. Accordingly, our business is subject to worldwide economic and market conditions and risks generally associated with doing business abroad, such as fluctuating foreign currency exchange rates, weaknesses in the economic conditions in particular countries or regions, the instability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest and disruptions, and delays in shipments. Essentially, we currently do all business with our foreign supply base in U.S. dollars. Our costs increase in countries with currencies that are increasing in value against the U.S. dollar. Also, we cannot be sure that our international supply base will continue to accept orders denominated in U.S. dollars. If they do not, our costs will become more directly subject to foreign exchange fluctuations. These factors could adversely affect our ability to outsource our manufacturing and supply needs to foreign countries as well as our sales of products and services in international markets.

We rely on a limited number of contract manufacturers and suppliers.

We currently procure, and expect to continue to procure, certain components from single source manufacturers who provide unique component designs or who meet certain quality and performance requirements. In addition, we sometimes purchase customized components from single sources in order to take advantage of volume pricing discounts. In fiscal 2013, four suppliers accounted for $2.5 million or 58 percent of the product costs included in cost of revenue. In fiscal 2012, one contract manufacturer for our products accounted for $4.5 million or 94 percent of the product costs included in cost of revenue.

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

We believe that the fiscal 2011 recall was a direct result of our contract manufacturer failing to meet our technical specifications. If our relationship with our contract manufacturers and suppliers is disrupted in any way, we may lose sales, or we may be required to adjust both product designs and/or production schedules or develop suitable alternative contract manufacturers and suppliers, which could result in delays in the production and delivery of products to our customers. Any such delays, disruptions or quality problems could adversely impact our ability to sell our products, harm our reputation, impair our customer relationships, and adversely affect our business, results of operations and prospects.

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

We have experienced, and expect to continue to experience, significant quarterly fluctuations in revenue and operating results. Our quarterly operating results may fluctuate for many reasons, including:

•	The size and timing of customer orders and shipments;

•	The degree and rate of growth in the markets in which we compete and the accompanying demand for our products;

•	Limitations in our ability to forecast our manufacturing needs;

•	Legal expenses incurred related to our ongoing litigation;

•	Product failures and recalls, product quality control problems and associated in-field service support costs;

•	Warranty expenses;

•	Availability and cost of components;

•	Changes in average sales prices, and

•	Normal market sales seasonality.

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

We have concluded that our internal controls over financial reporting were not effective as of January 31, 2013 which could cause deficiencies in our financial reporting and investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

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

The stock market in general, and the stock prices of technology companies in particular, have experienced fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:

•	Our quarterly operating results;

•	Changes in the consumer electronics industries;

•	Changes in the economic outlook of the particular markets in which we sell our products and services;

•	The gain or loss of significant customers, including our ability to continue to conduct business with Lenovo;

•	Our ability to effectively generate direct-to-consumer sales through our website;

•	Reductions in demand or expectations of future demand by our customers;

•	Changes in stock market analyst recommendations regarding our competitors or our customers;

•	The timing and announcements of technological innovations or new products by our competitors or by us, and

•	Other events affecting other companies that investors deem comparable to us.

All of these factors, as well as others not discussed above, may contribute to the volatility of our stock price.

There is currently a limited trading market for our common stock, which may limit our stockholders' ability to sell shares of our common stock and may depress the price of our common stock.

Our common stock was traded on the Nasdaq Global Market under the symbol “CMRO” until November 11, 2010. Commencing on November 12, 2010, our common stock traded on the Nasdaq Capital Market and effective January 6, 2011 our common stock traded on the OTC Bulletin Board or the OTC:BB. The average trading volume of our common stock has historically been very low and the average trading volume may decline further as a result of trading on the OTC:BB. The reduced trading volume may result in a depression of the price of our common stock as investors adjust their perception of the value of our shares based on their perceived ability to subsequently sell the shares.

We may be subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If we do not fall within any exemptions from the “penny stock” definition, we will be subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares are subject to the Penny Stock Rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. In addition to the Penny Stock Rules, as an issuer of “penny stock” we are unable to utilize the safe harbor provisions of the Forward Looking Statements sections of the Exchange Act. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules, or that if an exemption currently exists, that we will continue to qualify for such exemption. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

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

Our headquarters are located in Lake Forest, California. We entered into an amended and restated lease agreement with the landlord during fiscal 2012, upon the expiration of our original lease. Under the amended and restated lease we rent approximately 9,971 square feet of office space. The lease for this facility expires on August 31, 2016, but allows for early termination on June 30, 2014 with advance written notice and payment of abated base rent of approximately $60,000 as well as a termination fee and other costs. Although the amended and restated lease is approximately 33% of the space occupied under the former lease, the premises are larger than we require for our current operations. This provides for expansion possibilities if our business grows and eliminates the typical costly requirements of a relocation.

ITEM 3.	LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us for products manufactured by Chicony.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million attributable to Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. We filed a first-amended cross-complaint which was approved by the court on April 16, 2013, which adds intentional interference to our complaint and increases the damages to at least $15.0 million. The trial date is currently set for October, 2013. The outcome of this matter is not determinable as of the date of the filing of this report.

Acco Brands USA LLC (“Acco”) vs. Comarco Wireless Technologies, Inc., Case No. 5:11-cv-04378-HRL, U.S. District Court for the Northern District of California. On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products manufactured and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. Currently, the trial date is scheduled for January, 2014. A number of these patents are currently the subject of re-examination proceedings initiated by Kensington or other third parties. This matter is ongoing and the outcome is not determinable as of the date of filing this report.

Comarco Inc. vs. EDAC Electronics Co. Ltd. (“EDAC”) Case No. 30-2012-00551827, Superior Court of California County of Orange – Central Justice Center. On March 6, 2012, we filed a lawsuit against EDAC for breach of contract seeking payment of $2.5 million for failure to deliver goods we ordered in the time, place, manner and price indicated by each purchase order. We entered a Settlement and Mutual Release on July 24, 2012, which ended the litigation among the parties. The settlement involved no cash payments by either party, but allowed us to reverse $1.4 million of net liabilities payable to EDAC.

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

Market Information

Our common stock traded on the OTC:BB under the symbol "CMRO:PK." The following table sets forth, for the periods indicated the quarterly high and low closing prices per share as reported by each of the respective markets on which our stock was traded. These prices represent actual reported sales transactions.

	High	Low
Year ended January 31, 2013:
First Quarter	$0.25	$0.13
Second Quarter	0.25	0.10
Third Quarter	0.32	0.16
Fourth Quarter	0.30	0.07
Year ended January 31, 2012:
First Quarter	$0.38	$0.22
Second Quarter	0.49	0.26
Third Quarter	0.40	0.15
Fourth Quarter	0.30	0.16

Holders

As of April 5, 2013, there were 302 holders of record of our common stock.

Dividends

We did not declare any dividends during fiscal 2013 or fiscal 2012. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our board of directors.

Repurchases

We did not repurchase any securities during fiscal 2013 or fiscal 2012.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenue	$6,338	$8,069	$28,949
Cost of revenue	4,150	8,261	26,012
Gross profit (loss)	2,188	(192)	2,937
Selling, general and administrative expenses	2,761	3,140	5,128
Engineering and support expenses	2,435	1,931	3,151
	5,196	5,071	8,279
Operating loss	(3,008)	(5,263)	(5,342)
Other loss, net	(2,582)	(24)	(106)
Loss from continuing operations before income taxes	(5,590)	(5,287)	(5,448)
Income tax (expense) benefit	(2)	(2)	75
Loss from continuing operations	(5,592)	(5,289)	(5,373)
Net loss from discontinued operations, net of income taxes	—	(21)	(601)
Net loss	$(5,592)	$(5,310)	$(5,974)
Basic and diluted loss per share:
Loss from continuing operations	$(0.74)	$(0.72)	$(0.73)
Loss from discontinued operations	—	—	(0.08)
Net loss per share	$(0.74)	$(0.72)	$(0.81)

	As of January 31,
	2013	2012	2011
	(In thousands)
Working capital	$(6,935)	$(1,518)	$3,399
Total assets	3,211	3,927	12,761
Borrowing under loan agreement	2,000	—	1,000
Long-term debt	—	—	—
Stockholders’ (deficit) equity	(6,774)	(1,341)	3,819

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” "us," "our," “Comarco,” or the “Company”), is a developer and designer of innovative technologies and intellectual property currently used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Going Concern Qualification

The Company has experienced pre-tax losses from continuing operations for fiscal 2013 and fiscal 2012 totaling $5.6 million and $5.3 million, respectively. The Company also has negative working capital and uncertainties surrounding the Company’s future ability to obtain borrowings and raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Business Strategy and Future Plans

Our business today is almost entirely driven by sales of our products to Lenovo (accounting for 98% of our fiscal 2013 revenue), and we continue to focus a significant percentage of our time and resources on providing outstanding products and service to Lenovo, our valued principal customer.

In addition to contributing significantly to the value of our ChargeSource® products, our extensive patent portfolio covering key technical aspects of our products could potentially generate an additional revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We believe that a favorable outcome in the Kensington matter described in Note 13 of Part II, Item 8 of this report, would likely ensure such a revenue stream. Such a favorable outcome cannot be guaranteed and based upon the existing trial date of January, 2014, we may not generate significant royalties, if any, until fiscal 2015. We are concurrently exploring opportunities to monetize our patent portfolio, including through enforcement.

A positive outcome in our ongoing litigation with Chicony and Kensington, described in Note 13 of Part II, Item 8 of this report, if such an outcome were realized, could not only reduce our accumulated deficit, but could also provide us with a cash infusion. However, the outcome of our ongoing litigation matters is not determinable as of the date of filing this report.

Simultaneously, we are working to build sales of our newest generation AC adapter, branded ChargeSource®. This product line is currently available exclusively on our retail website www.chargesource.com. We believe retail website sales during fiscal 2013 were constrained by our lack of financial resources to implement a marketing plan. Although our financial position has not materially improved, we continue to implement very low cost marketing trials in an attempt to generate retail sales. We are confident that our products can compete very effectively in the marketplace from a technology and value perspective. Our challenge is to ensure that our strategies are tightly aligned with our limited available assets and resources.

In summary, our current objectives are focused primarily on maintaining our relationship with Lenovo, monetizing our existing patent portfolio, prevailing or otherwise successfully resolving our current litigation and  implementing creative, low cost marketing trials in an attempt to generate sales from our ChargeSource® product line. However, there can be no assurance that we will be successful in any of these objectives.

Company Trends and Uncertainties

Our business targets the needs of today’s mobile culture by providing innovative charging solutions for the myriad of battery powered devices used by nearly all consumers today. Our innovative technology allows the consumer to charge multiple devices from a single charger, eliminating the need to carry multiple chargers while traveling. This technology was developed by Comarco and we own an extensive patent portfolio related to this technology.

Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:

•
Revenue for fiscal 2013 decreased to $6.3 million compared to $8.1 million for fiscal 2012. The decrease is attributable to our exit from the Dell business during the second quarter of fiscal 2013, due to low volumes and thin margins, as well as recording the final Targus sales in fiscal 2012 offset by increased sales to our principal customer Lenovo.

•
On February 11, 2013, we entered into a Secured Loan Agreement (the “Loan Agreement”) with Elkhorn Partners Limited Partnership (“Elkhorn”). Pursuant to the Loan Agreement, on February 11, 2013, Elkhorn made a $1,500,000 senior secured term loan (the “Loan”) to us.  The Loan bears interest at 7% per annum for the first year; increasing to 8.5% per annum thereafter, ranks senior in right of payment to all of our other indebtedness, is secured by a first priority security interest in all of the assets of Comarco and CWT, and is due and payable in full on November 30, 2014. See Note 14 to our consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements.

•
Concurrent with the execution of the Loan Agreement, Elkhorn entered into a Stock Purchase Agreement with us (the “Stock Purchase Agreement”). Pursuant to that Stock Purchase Agreement, we sold 6,250,000 shares of our common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. The purchase price of $0.16 per share paid by Elkhorn for those shares was determined by arms-length negotiations between Elkhorn and the members of a special committee of our Board of Directors, comprised of three of the directors who have no affiliation with Elkhorn and no financial interest, other than their interests solely as our shareholders, in either the loan or share transactions with Elkhorn. See Note 14 to our consolidated financial statements contained elsewhere in this report for additional information regarding the Stock Purchase Agreement and certain related agreements.

•
As a result of our sale of the 6,250,000 shares of common stock to Elkhorn pursuant to the Elkhorn Stock Purchase Agreement, Elkhorn’s beneficial ownership has increased from approximately 9% to approximately 49% of our outstanding voting stock, making Elkhorn our largest shareholder.

•
On January 28, 2013, Broadwood Partners, L.P. (“Broadwood”) informed us of its position that one or more of the conditions precedent to its obligation to purchase shares of our common stock pursuant to the SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase. See Note 7 to our consolidated financial statements contained elsewhere in this report for additional information.

•
On July 28, 2012, our Board of Directors appointed Mr. Louis Silverman to the board and as Chairman of the Board. Mr. Silverman has a track record of turning business opportunities into successful companies with significant revenue and profit growth, resulting in substantial shareholder value creation.

•
On July 27, 2012, we entered into a Senior Secured Six Month Term Loan Agreement (the “Prior Loan Agreement”) with Broadwood, a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. Broadwood is a significant shareholder of the Company. Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Prior Loan”) to us.  The Prior Loan was repaid on February 11, 2013 from the proceeds received from the Elkhorn Loan and stock purchase described above. See Note 7 to our consolidated financial statements contained elsewhere in this report for additional information regarding the Prior Loan Agreement, the Prior Loan and certain related agreements.

•
As previously reported, on July 24, 2012, we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties.  As a direct result of the settlement, we discharged $1.4 million in net liabilities due to EDAC.

•
In December 2011, we launched our direct-to-consumer retail sales channel through our website www.chargesource.com in an effort to increase retail sales and improve gross margins. Revenue generated from this sales channel in fiscal 2013 was not significant and we believe sales were constrained by our lack of financial resources to implement a marketing plan. We continue to implement very low cost marketing trials in an attempt to generate retail sales.

•
On January 25, 2011 we received written notification from Targus Group International, Inc. (“Targus”) of its non-renewal of the Strategic Product Development and Supply Agreement (the “Targus Agreement”). Approximately 15 percent of our revenue for fiscal 2012 was from sales to Targus. We generated no revenue from sales to Targus in fiscal 2013 nor do we expect any future revenue from sales to Targus.

•
We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those strategies and products that we believe will most likely contribute to our profitability. Additionally, during fiscal 2013 a significant portion of our cash used in operations reported as part of our net loss relates to funding the litigation described in Note 13 to our consolidated financial statements contained elsewhere in this report.

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

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, we do not invest in separable financial derivatives or engage in hedging transactions. However, we have entered into certain financing transactions in fiscal 2013 that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. We may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2013.

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

We recorded an additional accrual of $0.2 million related to the recall during fiscal 2012. Significant management judgments and estimates have been made to determine the amount of the recall accrual. We believe we have accrued and paid for substantially all of our material financial obligations with respect to the recall. We are in on-going litigation with the manufacturer of the Bronx product that is the subject of the recall.

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2013 and fiscal 2012:

	Years Ended January 31,				2013 over
	2013		2012		2012
	(In thousands)				% Change
		% of Revenue		% of Revenue
Revenue	$6,338	100%	$8,069	100%	(21%)

Operating loss	$(3,008)		$(5,263)
Net loss from continuing operations	$(5,592)		$(5,289)

	Years Ended January 31,		2013 over
	2013	2012	2012
	(In thousands)		% Change

Revenue:
North America	$78	$2,397	(97%)
Europe	22	26	(15%)
Asia – Pacific	6,238	5,646	10%
	$6,338	$8,069	(21%)

	Years Ended January 31,		2013 over
	2013	2012	2012
	(In thousands)		% Change

Revenue:
Dell	$67	$1,398	(95%)
Lenovo	6,203	5,345	16%
Targus	—	1,174	(100%)
Other	68	152	(55%)
	$6,338	$8,069	(21%)

Revenue

The fiscal 2013 decrease in revenue of $1.7 million is attributable primarily to the loss of Targus as a customer during fiscal 2012. As previously discussed, on January 25, 2011, we received written notification from Targus of its non-renewal of the Targus Agreement. We expect no future revenue from Targus.  Additionally, revenue to Lenovo increased $0.9 million or 16 percent. The increase was primarily due to a prior year disruption in our supply chain, which was remediated in fiscal 2013. We introduced a 90 watt DC adapter sold exclusively to Dell in May 2010. We exited the Dell business during fiscal 2013 due to low sales volumes and thin product margins, coupled with high administrative costs. We expect no future revenue from Dell.

Cost of Revenue and Gross Margin

	Years Ended January 31,				2013 over
	2013		2012		2012
	(In thousands)				% Change
		% of Total		% of Total
Cost of Revenue:
Product costs	$4,375	105%	$4,824	58%	(9%)
Accrued product recall costs	—	—	248	3%	(100%)
Supplier Settlement	(1,443)	(35%)	383	5%	(477%)
Supply chain overhead	812	20%	1,620	20%	(50%)
Inventory reserve and scrap charges	406	10%	1,014	12%	(60%)
Freight, expedite, and other charges	—	—	172	2%	(100%)
	$4,150	100%	$8,261	100%	(50%)

	Years Ended January 31,		2013 over
	2013	2012	2012 ppt
			Change
Gross profit (loss) percent	35%	(2%)	37
Gross profit percent, excluding supplier settlement	12%	2%	10

The fiscal 2013 decrease in the total cost of revenue of $4.1 million compared to fiscal 2012 is attributable to reduced product costs, freight, expedite and other costs, supply chain overhead, inventory reserve and scrap charges and recall accruals incurred during fiscal 2012 as well as a favorable settlement with a former supplier in fiscal 2013 compared to the fiscal 2012 supplier settlement. The product costs incurred in fiscal 2013 decreased by $0.4 million or 9 percent compared to fiscal 2012, which is generally consistent with our 21 percent decrease in revenue. However, approximately $0.9 million of the Targus revenue recorded in fiscal 2012 related to re-worked Bronx product, and it had no associated product costs as those costs, totaling approximately $0.6 million, had been recorded in the fiscal 2011, and the associated revenue had been deferred due to uncertainty of collection at the time.  As previously discussed, in fiscal 2011 we announced a voluntary product safety recall of approximately 500,000 units of our Bronx 90-watt universal AC power adapter sold to our distributer, Targus. Included in the cost of revenue fiscal 2012 is an accrual for the estimated product costs associated with the recall of $0.2 million.

During the second quarter of fiscal 2013, we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties.  As a direct result of the settlement, we reversed previously incurred product and freight costs and discharged $1.4 million in net liabilities due to EDAC.  During the second quarter of fiscal 2012, we accrued a charge of $0.4 million relating to a settlement reached with Anam Electronics (“Anam”) relating to purchase commitments made to support the Targus business.

Our supply chain overhead expenses decreased $0.8 million or 50 percent in fiscal 2013 compared to fiscal 2012. The decrease is due to reductions in personnel and related costs as well as other expenses as a result of continued cost cutting measures.

The inventory reserve and scrap charges of $0.4 million recorded in fiscal 2013 relates primarily to reserves established for excess ChargeSource components as well as slow-moving inventory.  The inventory reserve and scrap charges of $1.0 million recorded in fiscal 2012 relates primarily to Manhattan product components that we procured from Anam during fiscal 2012 as well as reserves established for excess tips located in many warehouses as well as increases in our reserves due to slow-moving inventory.

The freight, expedite and other charges in fiscal 2012 relate primarily to Dell shipments.  As Dell has worldwide inventory hubs, our shipping costs increased due to the lower per-shipment volume required by these various locations. Although we still incur freight expenses, the amounts are not material compared to the prior fiscal year amounts and the current year amounts are included in the supply chain overhead.

Operating Costs and Expenses

	Years Ended January 31,				2013 over
	2013		2012		2012
	(In thousands)				% Change
		% of Revenue		% of Revenue
Operating expenses:
Selling, general, and administrative expenses, excluding corporate overhead	$256	4%	$675	8%	(62%)
Corporate overhead	2,505	40%	2,465	31%	2%
Engineering and support expenses	2,435	38%	1,931	24%	26%
	$5,196	82%	$5,071	63%	2%

The fiscal 2013 decrease in selling, general and administrative expenses of $0.4 million compared to fiscal 2012 relates primarily to decreased personnel and related costs. During the third quarter of fiscal 2012, our former Vice President of Sales and Marketing and interim Chief Executive Officer was terminated and a settlement of $40,000 paid in the third fiscal quarter of fiscal 2012 is included in the amounts above. During fiscal 2013, the sales and marketing function was performed by various consultants who are focused on digital media and search engine optimization to assist with generation of sales on our website www.chargesource.com.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The increase of $40,000  for the year ended January 31, 2013 relates primarily to increased legal expenses of approximately $0.3 million related primarily to the Chicony litigation offset by decreases in rent expense, insurance, travel and other expenses.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2013 increase in engineering and support costs includes approximately $0.9 million in increased legal fees primarily due to the Kensington litigation offset by decreases of approximately $0.3 million and $0.1 million respectively, in personnel and related expenses (due primarily to a reduction in overall headcount) and decreased rent expense (pursuant to the amended lease we entered into in fiscal 2012).

Interest Expense, Net

Interest expense, net, consists primarily of amortization expense related to the loan discount and interest expense offset by interest income, if any.  During fiscal 2013, we incurred approximately $1.4 million in amortization of the loan discount. Additionally, loan fees totaling $55,000 related to our Loan Agreement with Broadwood were expensed as incurred. During fiscal 2012, we earned $2,000 in interest income and incurred approximately $65,000 in interest expense and loan origination fees related to our former Silicon Valley Bank (“SVB”) credit facility.

Loss Due to Change in Fair Value of Derivative Liabilities

For fiscal 2013, we reported an increase in the fair value of our derivative liabilities of approximately $1.1 million (See Note 8 of Part II, Item 8 of this report). Our derivative liabilities consist solely of the warrants issued to Broadwood in the second quarter of fiscal 2013.

Other Income (Loss), Net

During fiscal 2012, we recorded other income of $35,000 related to a final distribution of the sale of our investment in SwissQual AG from fiscal 2006.

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

During fiscal 2013, we recorded a net loss of $5.6 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California.  The net deferred tax asset of $17.7 million, $2.4 million of which relates to net operating losses created in fiscal 2013, at January 31, 2013 continues to be fully reserved.

During fiscal 2012, we recorded a net loss of $5.3 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California.  The net deferred tax asset of $17.1 million at January 31, 2012 was fully reserved, and included $1.5 million of net operating loss carryforwards created in fiscal 2012.

Discontinued Operations, net of income taxes

Income from Discontinued Operations – Wireless Test Solutions

The sale of our wireless test solutions (“WTS”) business was completed on January 6, 2009, between us and Ascom Holding AG and its subsidiary Ascom Inc., (collectively, “Ascom”), which resulted in a pre-tax gain of $5.9 million.

The fiscal 2012 year to date loss from WTS discontinued operations of $21,000 relates to a sales tax audit performed by the California State Board of Equalization during the second quarter of fiscal 2012.  The expensed amount represents the portion of the assessment borne by us for the sale of our WTS business to Ascom.

Liquidity and Capital Resources

           The following table is a summary of our Consolidated Statements of Cash Flows:

	Years Ended January 31,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(2,712)	$(4,236)
Investing activities	(92)	(184)
Financing activities	2,000	(1,053)

Cash Flows from Operating Activities

The cash used in operating activities during fiscal 2013 of $2.7 million relates to our net loss of $5.6 million and is offset by non-cash amortization of the Broadwood loan discount of $1.4 million, an increase in the fair value of derivative liabilities of $1.1 million and stock-based compensation expense of $0.2 million. Additionally, we had a non-cash settlement with EDAC crediting our cost of revenue in the amount of $1.4 million and total receivable increases of $1.3 million, offset by increases totaling $2.2 million in accounts payable and accrued liabilities and a decrease in net inventory of $0.7 million.

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

Late in the fourth quarter of fiscal 2013, we initiated a reduction in force across all departments in order to reduce our cash burn. Our January 31, 2013 cash balance was approximately $100,000 which was increased by approximately $400,000 from the proceeds received from Elkhorn during the first quarter of fiscal 2014. While we anticipate that our cost cutting measures will reduce our cash burn during fiscal 2014, we may require further cost cutting measures and/or additional capital from debt or equity financing to fund our operations. We cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash Flows from Investing Activities

During fiscal 2013, we spent $0.1 million in capital equipment purchases, which primarily related to purchases of tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our products.  Our restricted cash balance declined by $10,000 in fiscal 2013 as we reduced the collateral requirement for our chargebacks related to our merchant services account, which we opened in the third quarter of fiscal 2012 in anticipation of the launch of our retail website www.chargesource.com.

During fiscal 2012, we spent $0.1 million in capital equipment purchases, which primarily related to purchases of tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products. Additionally, during fiscal 2012, we generated restricted cash of $92,000, of which $77,000 relates to the security deposit of for our corporate lease, which became collateralized by cash in a separate bank account. The remaining $15,000 of restricted cash relates to collateralized cash balances for chargebacks related to our merchant services account.

Cash Flows from Financing Activities; Loan Agreement & Credit Facility

On July 27, 2012, we entered into a Senior Secured Six Month Term Loan Agreement (the “Broadwood Loan Agreement”) with Broadwood.

Pursuant to the Broadwood Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Broadwood Loan”) to us. The Broadwood Loan bore interest at 5% per annum, ranked senior in right of payment to all of our other indebtedness, was secured by a first priority security interest granted to Broadwood in all of our assets, and was due and payable in full on January 28, 2013. The Broadwood Loan was paid in full on February 11, 2013 with debt and equity financing secured from Elkhorn Partners Limited Partnership (“Elkhorn”). (See Notes 7 and 14 of Part II, Item 8 of this report). In conjunction with the Broadwood Loan Agreement, we incurred $55,000 in loan fees that are reported in interest expense, net in our consolidated statement of operations for fiscal 2013.

On February 11, 2009, we entered into a Loan and Security Agreement (the “SVB Agreement”) with SVB. The SVB Agreement was renewed on February 8, 2010 and again on February 9, 2011 and originally matured, on February 9, 2012, at which time, any outstanding principal balance was to be paid in full.

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

Uncertainties Regarding Future Operations and the Funding of Liquidity Requirements for the Next 12 Months

As of January 31, 2013, we had negative working capital of approximately $7.0 million, of which $2.5 million relates to the fair value of derivative liabilities. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to increase sales, effectively manage operating expenses, and raise additional funds, through either debt and/or equity financing to meet our cash requirements during the next twelve months. No assurance can be given, however, that we will be successful in meeting those operating objectives or cash requirements.

On February 11, 2013, we and Elkhorn, entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements (collectively, the “Elkhorn Agreements”). Pursuant to those agreements, Elkhorn made a $1.5 million senior secured loan to us with a maturity date of November 30, 2014 (the “Elkhorn Loan”) and purchased a total of 6,250,000 shares of our common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. On February 11, 2013, we used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan.

Concurrent with the execution of the Broadwood Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “SPA”). The SPA provided for the purchase by Broadwood of up to 3,000,000 shares of our common stock, at a price of $1.00 per share, subject to the following conditions: (i) during the six month term of the Broadwood Loan, we would use our best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which could include other shareholders of the Company, and (ii) we remain in compliance with our covenants under the Broadwood Loan Agreement.

We were informed by Broadwood on January 28, 2013, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase shares of our common stock pursuant to the SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase.

It is our position that, contrary to Broadwood’s assertions, all of the conditions under the SPA had been satisfied, and Broadwood’s refusal to purchase 3,000,000 shares of our common stock, at the price of $1.00 per share, constituted a material breach by Broadwood of its obligations under the SPA. As a result, as of the date of filing this report, we have not issued any additional stock purchase warrants to Broadwood and each party has reserved its rights under and with respect to the SPA and any stock purchase warrants that may be owed to Broadwood.

As discussed above, there are several factors and events that could significantly affect our future cash flows from operations, including, without limitation the following:

•	Our continued relationship with our primary customer Lenovo (representing 98% of our total revenues for fiscal 2013);

•	Our patent enforcement efforts;

•	Our future retail sales of our ChargeSource® products generated from our website www.chargesource.com;

•	The cost and outcome of ongoing litigation with our former contract manufacturer of the Bronx product, the subject of a product recall, and with Kensington, the maker of competitive power adapters;

•	The outcome of our dispute with Broadwood;

•	Our ability to raise additional debt or equity financing; and

•	The ability of our contract manufacturers to manufacture our products at the level currently anticipated, and the ability of our products to meet any required specifications.

As we execute our current strategy, however, we may require further debt and/or equity capital to fund our working capital needs. In particular, we have experienced, and anticipate that we may again experience, a negative operating cash flow. However, there can be no assurance that the additional financing we may need will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of opportunities, enforce our intellectual property, develop new revenue streams or otherwise respond to competitive pressures, our operating results and financial condition could be adversely affected and we may not be able to continue as a going concern.

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock. The consolidated financial statements included in this report do not reflect any adjustments related to the outcome of this uncertainty.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2013 (in thousands):

	Payments due by Period
Long Term Debt Obligations	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$239	$504	$152	$—	$895
Purchase obligations	1,509	—	—	—	1,509
	$1,748	$504	$152	$—	$2,404

We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. During fiscal 2012, we incurred expenses relating to cancellation of purchase orders to Anam in the amount of $0.4 million, which amount was recorded in cost of revenue in our consolidated statement of operations. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2013 totaled $1.5 million, of which approximately $0.3 million was cancelable as of January 31, 2013.

In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.8 million, which we are uncertain as to if or when such amounts may be settled.

We have severance compensation agreements with key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company or other circumstances, their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. We have not recorded any liability in the consolidated financial statements for these agreements.

Although the contemplated sale of shares of common stock and the issuance of the warrants and possible issuance of additional warrant shares by us to Broadwood could result in a "Change of Control" for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a "Change of Control" occurs as a result of the sale of shares and the issuance of warrants and additional warrants to Broadwood.

Additionally, as a result of our sale of the 6,250,000 shares of common stock to Elkhorn, as discussed above, Elkhorn’s beneficial ownership of our common stock has increased from approximately 9% to approximately 49%, making Elkhorn our largest shareholder. Each of the executives who are parties to severance compensation agreements has waived their rights to receive payments under those agreements as a result of the issuance of shares to Elkhorn.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”),” which amends current fair value measurement and disclosure guidance to converge with International Financial Reporting Standards and provides increased transparency around valuation inputs and investment categorization. ASU 2011-04 also requires new disclosures about qualitative and quantitative information regarding the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. We adopted ASU 2011-04 in the second quarter of fiscal 2013, when it became applicable to us.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated balance sheet, results of operations or cash flow.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Comarco, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheets of Comarco, Inc. and subsidiary (the “Company”) as of January 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule of Comarco, Inc. listed in Part IV, Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. and subsidiary as of January 31, 2013 and 2012 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cashflow from operations, has negative working capital and uncertainties surrounding the Company’s ability to raise additional funds. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
April 30, 2013

COMARCO, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$104	$908
Accounts receivable due from customers, net of reserves of $0 and $6	1,307	934
Accounts receivable due from suppliers, net of reserves of $24 and $81	1,132	673
Inventory, net of reserves of $631 and $1,791	466	1,131
Other current assets	—	63
Total current assets	3,009	3,709
Property and equipment, net	120	126
Restricted cash	82	92
Total assets	$3,211	$3,927

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,688	$3,912
Accrued liabilities	1,789	1,315
Loan payable	2,000	—
Derivative liabilities	2,466	—
Total current liabilities	9,943	5,227
Deferred rent, net of current portion	42	41
Total liabilities	9,985	5,268

Commitments and Contingencies

Stockholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 7,635,039 and 7,388,194 shares issued and outstanding at January 31, 2013 and 2012, respectively	764	739
Additional paid-in capital	15,577	15,443
Accumulated deficit	(23,115)	(17,523)
Total stockholders’ deficit	(6,774)	(1,341)
Total liabilities and stockholders’ deficit	$3,211	$3,927

COMARCO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended January 31,
	2013	2012

Revenue	$6,338	$8,069
Cost of revenue(1)	4,150	8,261
Gross profit (loss)	2,188	(192)

Selling, general, and administrative expenses	2,761	3,140
Engineering and support expenses	2,435	1,931
	5,196	5,071
Operating loss	(3,008)	(5,263)
Interest expense, net	1,481	62
Loss due to change in fair value of derivative liabilities	1,101	—
Other income, net	—	(38)

Loss from continuing operations before income taxes	(5,590)	(5,287)
Income tax expense	2	2

Net loss from continuing operations	(5,592)	(5,289)
Loss from discontinued operations, net of income taxes	—	(21)
Net loss	$(5,592)	$(5,310)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.74)	$(0.72)
Net loss from discontinued operations	—	—
	$(0.74)	$(0.72)

Weighted average common shares outstanding:
Basic	7,545	7,365
Diluted	7,545	7,365
Common shares outstanding	7,635	7,388

(1)	See Note 3

COMARCO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at February 1, 2011, 7,343,869 shares	$734	$15,298	$(12,213)	$3,819
Net loss	—	—	(5,310)	(5,310)
Issuance of 44,325 shares of common stock upon the vesting of restricted stock units	5	(5)	—	—
Stock based compensation expense	—	150	—	150

Balance at January 31, 2012, 7,388,194 shares	$739	$15,443	$(17,523)	$(1,341)
Net loss	—	—	(5,592)	(5,592)
Issuance of 246,845 shares of common stock upon the vesting of restricted stock units	25	(25)	—	—
Stock based compensation expense	—	159	—	159

Balance at January 31, 2013, 7,635,039 shares	$764	$15,577	$(23,115)	$(6,774)

COMARCO, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,592)	$(5,310)
Loss from discontinued operations	—	21
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	97	387
Loss (gain) on sale/retirement of property and equipment	11	(1)
Loan origination fees	—	53
Amortization of loan discount	1,365	—
Stock based compensation expense	159	150
Provision for doubtful accounts receivable	(63)	32
Provision for obsolete inventory	(1,161)	210
Change in fair value of derivative liabilities	1,101	—
Supplier settlement	(1,443)	—
Changes in operating assets and liabilities:
Accounts receivable due from customers	(367)	2,570
Accounts receivable due from suppliers	(935)	65
Inventory	1,826	180
Other assets	63	102
Accounts payable	1,740	(1,268)
Deferred rent, net of current portion	1	41
Accrued liabilities	486	(1,447)
Net cash used in continuing operating activities	(2,712)	(4,215)
Net cash used in discontinued operating activities	—	(21)
Net cash used in operating activities	(2,712)	(4,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(102)	(93)
Proceeds from sale of property and equipment	—	1
(Increase) decrease in restricted cash	10	(92)
Net cash used in continuing investing activities	(92)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit repayment	—	(1,000)
Loan origination fees	—	(53)
Proceeds from loan payable	2,000	—
Net cash provided by (used in) financing activities	2,000	(1,053)

Net decrease in cash and cash equivalents	(804)	(5,473)
Cash and cash equivalents, beginning of year	908	6,381
Cash and cash equivalents, end of year	$104	$908

Noncash investing and financing activities:
Loan discount recorded in connection with issuance of warrants	$1,365	$—
Issuance of common stock upon the vesting of restricted stock units	$25	$5

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$2	$2
Cash paid for interest	$—	$12

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Organization

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “our”, “Comarco,” or the “Company”), is a developer and designer of innovative technologies and intellectual property currently used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

Our business targets the needs of today’s mobile culture by providing innovative charging solutions for the myriad of battery powered devices used by nearly all consumers today. Our innovative technology allows the consumer to charge multiple devices from a single charger, eliminating the need to carry multiple chargers while traveling. This technology was developed by Comarco and we own an extensive patent portfolio related to this technology. Our patent portfolio is the result of years of research and development to provide charging solutions. We continue to develop new technologies and expand our patent portfolio, while concurrently exploring other ways to capitalize on this strategic asset.

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

Future Operations, Liquidity and Capital Resources

We have experienced substantial pre-tax losses from continuing operations for fiscal 2013 and fiscal 2012 totaling $5.6 million and $5.3 million, respectively. The consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to sell our products at a profit, successfully resolve our current litigation, capitalize on our growing portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

During the second quarter of fiscal 2012, we decided to change our sales strategy to sell our products directly to consumers.  Although we plan to continue to sell select products in the OEM channel, we believe that we can increase sales and margins by also selling our products direct to consumers. To implement this strategy, we launched our website, www.chargesource.com during the fourth quarter of fiscal 2012, to sell our newest generation of AC adapter. During fiscal 2013, our direct to consumer revenue was negligible and we believe sales were constrained by our lack of financial resources to implement a marketing plan. We continue to implement very low cost marketing trials in an attempt to generate retail sales.

We had negative working capital totaling approximately $7.0 million at January 31, 2013, of which $2.5 million relates to the fair value of derivative liabilities. In order for us to conduct our business for the next twelve months and to continue operations thereafter and be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, closely manage operating expenses, and raise additional funds, through either debt and/or equity financing to meet our working capital needs. Although we are currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all. There is no assurance that we will succeed in doing so and if we are not successful in raising additional funds, we may have to evaluate other alternatives or partially, or entirely cease our operations.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs including product recall costs, valuation allowances for deferred tax assets, valuation of derivative liabilities and determination of stock-based compensation.

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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable due from Suppliers

Oftentimes we are able to source components locally that we later sell to our contract manufacturers, who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (formerly Flextronics Electronics) the CM who builds the product we sell to Lenovo transitioned from a relationship where we directly sourced just a few components in the bill of material to a process where we directly source all of the component parts in the bill of material.

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

We evaluate property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not experience any changes in our business or circumstances to require an impairment analysis nor did we recognize any impairment charges during the fiscal years ended January 31, 2013 and 2012.

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Research and Development Costs

Research and development costs are charged to expense as incurred and are reported as engineering and support costs. During fiscal 2013 and fiscal 2012, we incurred approximately $0.9 million and $1.3 million in research and development expense, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2013.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal 2013, we recorded a net loss of $5.6 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California.  The net deferred tax asset of $17.7 million at January 31, 2013, $2.4 million of which relates to net operating losses created in fiscal 2013, continues to be fully reserved.

During fiscal 2012, we recorded a net loss of $5.3 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California.  The net deferred tax asset of $17.1 million, at January 31, 2012 was fully reserved, and included $1.5 million of net operating loss carryforwards created in fiscal 2012.

Advertising

Advertising costs are expensed as incurred. We began advertising late in the fourth quarter of fiscal 2012 in order to drive internet users to visit our website, www.chargesource.com, and ultimately make a purchase. Advertising incurred during fiscal 2013 and 2012 totaled approximately $23,000 and $5,000, respectively.

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

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. (“Broadwood”) contain provisions that adjust the exercise price in the event of certain dilutive issuance of our securities (see Note 7). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.4 million and a corresponding discount to the underlying loan payable (see Note 8).

Concentrations of Credit Risk

Our cash and cash equivalents are principally on deposit in a non-insured short-term asset management account at a large financial institution. Accounts receivable potentially subject us to concentrations of credit risk. Currently, our customer base is comprised primarily of one company (see Note 3). We generally do not require collateral for accounts receivable. When required, we maintain allowances for credit losses, and to date such losses have been within management’s expectations. Once a specific account receivable has been reserved for as potentially uncollectible, our policy is to continue to pursue collections for a period of up to one year prior to recording a receivable write-off.

Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 11).

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities discussed below. The fair value of the derivative liabilities, which are comprised exclusively of the warrants issued/issuable to Broadwood, at January 31, 2013 was $2.5 million. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense.  All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations.  The legal expenses included in engineering and support expenses increased approximately $0.9 million during the year ended January 31, 2013, when compared to the prior fiscal year.  The increase in legal expenses during fiscal 2013 is predominantly due to the ongoing patent infringement litigation described in Note 13.  All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our consolidated statement of operations. The legal expense included in selling, general and administrative expenses increased approximately $0.2 million during fiscal 2013 when compared to the prior fiscal year.  The increase is primarily attributable to the ongoing Bronx product litigation described in Note 13.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Subsequent Events

Management has evaluated events subsequent to January 31, 2013 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements(see Note 14).

3.            Customer and Supplier Concentrations

           A significant portion of our revenue is derived from a limited number of customers (and in fiscal 2013 from a single customer). The loss of one or more of our significant customers would have a material impact on our revenues and results of operations.

The customers providing 10 percent or more of our revenue for either of the years ended January 31, 2013 and 2012 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2013		2012
Total revenue	$6,338	100%	$8,069	100%

Customer concentration:
Dell Inc. and affiliates.	$67	1%	$1,398	17%
Targus Group International, Inc.	—	—	1,174	15%
Lenovo Information Products Co., Ltd.	6,203	98%	5,345	66%
	$6,270	99%	$7,917	98%

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2009, we entered into the Targus Agreement. We began shipments to Targus under the Targus Agreement during the second quarter of fiscal 2010. As previously described, on January 25, 2011, Targus provided us with written notification of non-renewal of the Targus Agreement. We do not expect any revenue from sales to Targus in the future.

Our revenues by geographic location for the years ended January 31, 2013 and 2012 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2013		2012
Revenue:
North America	$78	1%	$2,397	30%
Europe	22	—	26	—
Asia – Pacific	6,238	99%	5,646	70%
	$6,338	100%	$8,069	100%

The customers comprising 10 percent or more of our gross accounts receivable at either January 31, 2013 or 2012 are listed below (in thousands, except percentages).

	January 31,
	2013		2012
Total gross accounts receivable due from customers	$1,307	100%	$940	100%

Customer concentration:
Dell Inc. and affiliates.	$—	—	$371	39%
Lenovo Information Products Co., Ltd.	1,291	99%	562	60%
	$1,291	99%	$933	99%

The suppliers comprising 10 percent or more of our gross accounts receivable due from suppliers at either January 31, 2013 or 2012 are listed below (in thousands, except percentages).

	January 31,
	2013		2012
Total gross accounts receivable due from suppliers	$1,156	100%	$754	100%

Supplier concentration:
EDAC Electronics Co. Ltd.	$—	—	$532	71%
Power Systems Technologies, Ltd...	1,008	87%	40	5%
Zheng Ge Electrical Co., Ltd.	122	11%	122	16%
	$1,130	98%	$694	92%

During the second quarter of fiscal 2013, we entered a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with EDAC Power Electronics Co. Ltd. (“EDAC”), the former supplier of the now discontinued Manhattan product, ending the litigation between the two companies (see Note 13).  The settlement involved no cash payments by either of the parties, but allowed us to reverse previously incurred product and freight costs and to remove all liabilities and assets related to EDAC from our consolidated balance sheet.  The settlement resulted in a decrease to cost of revenue of $1.4 million.

The increase in the receivables due from Power Systems Technologies, Ltd. (“Power,” formerly Flextronics Electronics) is driven by a change in our business process. Power is the contract manufacturer for the products we sell to Lenovo.  In the prior fiscal year, we sourced only a few components on behalf of Power. During the first quarter of fiscal 2013, we began procuring all of the components included in the bill of material on behalf of Power.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We expect to fully collect the accounts receivable balances as of January 31, 2013 due from Power in the normal course and expect to offset the receivables due from Zheng Ge from amounts owed, which are included in accrued liabilities in our consolidated balance sheet.  Further, we anticipate proposing a settlement to Zheng Ge upon the conclusion of our litigation with Chicony Power Technology, Co. Ltd. (“Chicony”).

The suppliers comprising 10 percent or more of our gross accounts payable at either January 31, 2013 or 2012 are listed below (in thousands, except percentages).

	January 31,
	2013		2012
Total gross accounts payable	$3,688	100%	$3,912	100%

Accounts payable concentration:
EDAC Electronics Co. Ltd.	$—	—	$1,964	50%
Chicony Power Technology, Co. Ltd.	1,100	30%	1,100	28%
Pillsbury Winthrop Shaw Pittman, LLP.	1,614	44%	386	10%
	$2,714	74%	$3,450	88%

Chicony Power Technology, Co. Ltd., (“Chicony”) was the manufacturer of the Bronx product, which was subject to a recall and we are currently in litigation with Chicony (see Note 13). We made no payments to this supplier during either fiscal 2013 or 2012. The outcome of such litigation is not determinable at this time and we do not know whether or not we will be obligated to pay this liability. If we prevail in this case, based upon our causes of action, it is likely we will be relieved of this liability. There can be no assurance, however, as to the likely outcome of this litigation (see Note 13).

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) is our legal counsel for the Kensington litigation as well as other patent and intellectual property matters (See Note 13). We have paid Pillsbury $0.3 million during the fiscal 2013.

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the year ended January 31, 2013, four suppliers accounted for 58 percent of the total product costs. For the year ended January 31, 2012, one contract manufacturer accounted for an aggregate of 94 percent of total product costs. During the first quarter of fiscal 2013, we began procuring all of the components included in the bill of materials for the product we sell to Lenovo. In fiscal 2012, we procured the finished good directly from Power and they were responsible for procuring the components.

4.            Inventory

Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2013	2012
Raw materials	$397	$1,002
Finished goods	69	129
	$466	$1,131

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2013 and 2012, approximately $720,000 and $680,00, respectively, of total gross inventory was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in the United States and Asia.

5.            Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2013	2012
Office furnishings and fixtures	$619	$1,020
Equipment	2,294	2,451
Purchased software	66	65
	2,979	3,536
Less: Accumulated depreciation and amortization	(2,859)	(3,410)
	$120	$126

As of January 31, 2013, equipment with a net book value of approximately $45,000, primarily tooling and fixtures, was located at various contract manufacturer locations in China.

During fiscal 2013, nearly fully depreciated office furnishings and equipment with a cost basis of $400,000 and $275,000, respectively, was retired through a process of physical inspection and management inquiry. We recorded a loss on retirement of assets of $11,000 related to these transactions.

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

Depreciation and amortization expense for fiscal 2013 and fiscal 2012 totaled $0.1 million and $0.4 million, respectively.

6.            Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2013	2012
Accrued payroll and related expenses	$147	$103
Uninvoiced materials and services received	1,269	602
Accrued legal and professional fees	169	204
Accrued warranty	68	193
Other	136	213
	$1,789	$1,315

At January 31, 2013, approximately $1.1 million or 85 percent of total uninvoiced materials and services of $1.3 million, included in accrued liabilities were payable to Power and Zheng Ge Electrical Co. Ltd. (“Zheng Ge”). At January 31, 2012, approximately $0.3 million or 54 percent of total uninvoiced materials and services of $0.6 million, included in accrued liabilities were payable to Zheng Ge. We ceased paying Zheng Ge during the course of the recall.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.            Loan Agreement

Senior Secured Six Month Term Loan Agreement

As previously reported, the Company entered into a Senior Secured Six Month Term Loan Agreement dated July 27, 2012 (the “Loan Agreement”) with Broadwood, a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood.  Broadwood is a significant shareholder of the Company.

Pursuant to that Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company and to CWT, as co-borrower.  The Loan bore interest at 5% per annum, ranked senior in right of payment to all other indebtedness of the Company and was due and payable in full on January 28, 2013.  The Company originally intended to repay the Loan and accrued interest from the $3.0 million in proceeds that was expected to be received from Broadwood in the fourth quarter of fiscal 2013, pursuant to the Stock Purchase Agreement (“SPA”) discussed below.

On January 28, 2013, the maturity date of the Loan, the Company was informed by Broadwood, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase the Company’s shares pursuant to the Broadwood SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase and, therefore, the Company would have to repay the Loan in cash. Subsequent to the fiscal year-ended January 31, 2013, the Company repaid the amounts outstanding under the Loan Agreement in full (see Note 14).

Stock Purchase Agreement and Stock Purchase Warrants

Concurrently with the execution of the Loan Agreement, the Company and Broadwood entered into the SPA. That agreement provided for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock (the “Shares”), at a price of $1.00 per Share, subject to the following conditions: (i) during the six month term of the Loan, the Company would use its best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which could include other shareholders of the Company, and (ii) the Company remained in compliance with its covenants under the Loan Agreement. The SPA provided that if, at any time between July 27, 2012 and July 27, 2013, the Company sells any shares of its common stock (or sells or issues securities that are convertible or exercisable into shares of common stock) at a price less than $1.00 per share, the Company will be required to issue outright to Broadwood, without additional consideration from it, a number of additional Shares (the “Make-Whole Shares”) sufficient to reduce the per share price paid by Broadwood for the total number of the Shares and Make-Whole Shares issued under the SPA to that lower price.

As consideration for the Loan and Broadwood’s entry into the SPA, on July 27, 2012 the Company issued stock purchase warrants (the “Warrants”) to Broadwood entitling it to purchase up to a total of 1,704,546 shares of the Company’s common stock (the “Warrant Shares”), at a price of $1.00 per Warrant Share, at any time through July 2020.

On July 27, 2012, the Company also entered into a Warrant Commitment Letter, which provided that if the Company raised less than $3.0 million from sales of equity securities to other investors during the six month term of the Loan, then Broadwood will receive an additional Warrant (the “Additional Warrant”) entitling it to purchase, also at a price of $1.00 per share, an amount of shares of the Company’s common stock to be determined based on a formula in the Warrant Commitment Letter, with such amount not to exceed 1,000,000 additional shares (the amount of such additional shares, “Additional Warrant Shares”). The exercise price is to be adjusted if the Company completes subsequent financings at less than the current exercise price as described below.

The Warrants, including the Additional Warrant, provide that if the Company sells shares of its common stock (or any securities that are convertible or exercisable into shares of Company common stock) at a price less than $1.00 per share, then, subject to certain exceptions (including grants of stock incentives and sales of shares to officers, employees or directors under the Company’s equity incentive plans and issuances of shares in business acquisitions), the exercise price of the Warrants, including the Additional Warrant, then outstanding will be reduced to that lower price and the number of Warrant Shares purchasable by Broadwood on exercise of the Warrants and the Additional Warrant will be proportionately increased. The Warrants and the Additional Warrant have been accounted for as derivative liabilities resulting from the instruments’ price protection features.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Warrants and the Additional Warrant (collectively, the “Broadwood Warrants”) also grant to Broadwood the right to require the Company (i) to register the Warrant Shares under the Securities Act of 1933, as amended (the “Securities Act”) for possible resale and (ii) to include the Warrant Shares in any registration statement that the Company may file to register, under the Securities Act, the sale of Company shares for cash.

As noted above, the Company was informed by Broadwood on January 28, 2013, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase the Company’s shares pursuant to the SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase.

The Company’s position is that, contrary to Broadwood’s assertions, all of the conditions under the SPA had been satisfied, and Broadwood’s refusal to purchase 3,000,000 shares of Company common stock, at the price of $1.00 per share, constituted a material breach by Broadwood of its obligations under the SPA.  As a result, as of the date of filing this report, the Company has not issued any Additional Warrant Shares to Broadwood and each party has reserved its rights under and with respect to the SPA and the Broadwood Warrants.

8.            Fair Value Measurements

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.  There were no transfers between Level 1, Level 2 and/or Level 3 during fiscal 2013. Our fair value measurements at the January 31, 2013 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	January 31, 2013	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$2,466	$--	$--	$2,466

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 7 utilizing the Monte Carlo simulation model:

January 31, 2013
Risk free interest rate	1.48%
Average expected life (years)	7.49
Expected volatility	107.49%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments since their inception, for the six months ended January 31, 2013 (in thousands):

	July 31, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	January 31, 2013

Derivative liabilities	$1,365	$–	$1,101	$2,466

9.            Income Taxes

Income tax expense on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2013	2012
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	2	2
Deferred	—	—
Foreign:
Current	—	—
	$2	$2

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended January 31,
	2013		2012
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Loss from continuing operations before income taxes and discontinued operations	$(5,590)	100%	$(5,287)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$(1,901)	(34%)	$(1,798)	(34%)
State tax, net of federal benefit	(301)	(5%)	(192)	(4%)
Tax credits	(80)	(2%)	(157)	(3%)
Change in valuation allowance	619	11%	2,009	38%
Permanent differences	969	17%	3	—
Return to provision adjustments	681	12%	116	2%
Other, net	15	—	21	—
Income tax benefit	$2	—	$2	—

The total income tax expense) recorded for the years ended January 31, 2013 and 2012 was as follows (in thousands):
	January 31,
	2013	2012
Tax expense from continuing operations	$2	$2
Tax expense from discontinued operations	—	—
	$2	$2

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2013 and 2012 are as follows (in thousands):

	January 31,
	2013	2012
Deferred tax assets:
Inventory	277	748
Property and equipment, principally due to differing depreciation methods	206	671
Accruals and reserves	184	300
Net research and manufacturer investment credit carryforwards	2,563	2,576
Net operating losses	14,322	11,894
AMT credit carryforwards	126	126
Stock based compensation	69	796
Other	2	19
Total gross deferred tax assets	17,749	17,130
Less: valuation allowance	(17,749)	(17,130)
Net deferred tax assets	$—	$—

We have federal and state research and experimentation credit carryforwards of $1.7 million and $2.1 million, respectively, which expire through 2032. We have a net operating loss carryforward of $37.6 million for federal and $36.2 million for state, which expire through 2032. Based upon a preliminary review, it appears that a Section 382 ownership change may have occurred during fiscal 2014.  The effect of this ownership change may limit the utilization of our net operating loss carryforwards and research and experimentation credits to an annual amount of approximately $40,000.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a full valuation allowance for deferred tax assets as of January 31, 2013, an increase of $0.6 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence utilize, the deferred tax assets.

A reconciliation of the beginning balance of our unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2012	$760
Additions based on tax positions related to the current year	17
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	—
Balance at January 31, 2013	$777

The unrecognized tax benefits recorded above, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. We recognize interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations.

We and our subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2007 in those jurisdictions where returns have been filed.

10.          Stock Compensation

We have stock-based compensation plans under which outside directors, consultants, and employees are eligible to receive stock options and other equity-based awards. The stock option plans and a director stock option plan provide that officers, key employees, directors and consultants may be granted options to purchase up to 2,675,000 shares of our common stock at not less than 100 percent of the fair market value at the date of grant, unless the grantee is a 10 percent shareholder, in which case the price must not be less than 110 percent of the fair market value.

The Company’s former employee stock option plan (the “Prior Employee Plan”) expired during May 2005. As a result, no new options could be granted under the plan thereafter. This plan provided for the issuance of up to 825,000 shares of common stock. As of January 31, 2013, the Prior Employee Plan had 25,000 stock options outstanding. During December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares. In July 2011, the Company’s shareholders approved the 2011 Equity Incentive Plan (the “2011” Plan) covering 750,000 shares of common stock, as well as the shares that remained available for issuance under the 2005 Plan plus shares that were the subject of outstanding awards under the 2005 Plan, which again become available for grant under that plan. Thus, the 2011 Plan combines the 2011 Plan and the 2005 Plan. Under the 2011 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. In addition, under the 2011 Plan, awards vest or become exercisable in installments determined by the compensation committee of our Board of Directors. The options granted under Prior Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2013, 300,000 restricted stock units were granted and 465,000 stock options were granted. The fair value of the restricted stock units granted during fiscal 2012 was estimated using the stock price on the date of the grant of $.16 and a forfeiture rate of 10.63 percent. During fiscal 2012, 325,000 restricted stock units were granted and no stock options were granted. The fair value of the restricted stock units granted during fiscal 2012 was estimated using the stock price on the date of the grant of $0.31 and a forfeiture rate of 9.4 percent. The fair value of stock options is determined using a Lattice Binomial model for options with performance-based vesting tied to our stock price and the Black-Scholes valuation model for options with ratable term vesting. Both the Lattice Binomial and Black-Scholes valuation model require the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. We review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from our current estimates.

The stock-based compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):
	Years Ended January 31,
	2013	2012
Stock-based compensation expense	$159	$150
Impact on basic and diluted earnings per share	$(0.02)	$(0.02)

The total compensation cost related to nonvested awards not yet recognized is approximately $0.1 million, which will be expensed over a weighted average remaining life of 9.1 months.

The fair value of the 465,000 options granted under our stock option plans during fiscal 2013 was estimated on the date of grant using the following weighted average assumptions:

Year Ended
January 31, 2013
Weighted average risk-free interest rate	0.7%
Expected life (in years)	5.5
Expected stock volatility	121%
Dividend yield	None
Expected forfeitures	8.2%

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions and other information related to stock options granted under these plans for the years ended January 31, 2013 and 2012 are summarized below:
	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, February 1, 2011	1,022,500	$2.81
Options granted	—	—
Options canceled or expired	(642,500)	2.03
Options exercised	—	—
Balance, January 31, 2012	380,000	$3.93
Options granted	465,000	0.40
Options canceled or expired	(80,500)	7.90
Options exercised	—	—
Balance, January 31, 2013	764,500	$1.48
Stock Options Exercisable at January 31, 2013	212,100	$4.00

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the years ended January 31, 2013 and 2012 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2011	98,928	$2.56
RSU’s granted	325,000	0.31
RSU’s canceled or expired	(85,952)	1.63
Common Stock issued	(44,325)	2.40
Balance, January 31, 2012	293,651	$0.37
RSU’s granted	300,000	0.16
RSU’s canceled or expired	(42,480)	0.24
Common Stock issued	(246,845)	0.28
Balance, January 31, 2013	304,326	$0.20

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

At January 31, 2013 and 2012, the stock awards outstanding had no intrinsic value based upon closing market price of $0.16 per share, respectively.

The following table summarizes information about stock awards outstanding at January 31, 2013:

			Awards Outstanding			Options Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise/Grant Price	Number Exercisable	Weighted-Average Exercise Price
$0.16	to	1.09	983,500	5.89	$0.48	131,100	$1.10
2.89	to	4.90	19,326	4.09	4.45	15,000	4.90
8.08	to	10.43	66,000	2.48	9.56	66,000	9.56
0.16	to	10.43	1,068,826	5.65	1.11	212,100	4.00

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 212,100 stock options exercisable at January 31, 2013 at a weighted-average exercise price of $4.00. Shares available under the plans for future grants at January 31, 2013 were 455,224.

11.          Loss Per Share

We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflect the effects of potentially dilutive securities. Because we incurred net losses for the fiscal years ended January 31, 2013 and 2012, basic and diluted loss per share were the same because the inclusion of 330,000 and 120,000, as of January 31, 2013 and 2012, respectively, potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2013	2012
Basic & Diluted:
Loss from continuing operations	$(5,592)	$(5,289)
Weighted average shares outstanding	7,545	7,365
Basic and diluted loss per share from continuing operations	$(0.74)	$(0.72)
Loss from discontinued operations	$—	$(21)
Weighted average shares outstanding	7,545	7,365
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Net loss	$(5,592)	$(5,310)
Weighted average shares outstanding	7,545	7,365
Basic and diluted loss per share	$(0.74)	$(0.72)

12.          Employee Benefit Plans

We have a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as amended and restated effective February 1, 2012, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, we may contribute a portion of our net profits as determined by our Board of Directors. Participants are vested immediately in their voluntary contributions plus actual earnings thereon. Company contributions plus actual earnings thereon generally vest ratably over a four year period. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2013 and 2012 were approximately $33,000 and $65,000, respectively. During fiscal 2013 and fiscal 2012, we made matching contributions of $14,000 and $32,000 respectively, through forfeited matching funds previously contributed to the Plan.

We have obligations to match employee contributions made to the Plan. Generally, our obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If we are unable to meet the requisite matching, the Plan may need to be amended.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.          Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on our office space, were 0.9 million at January 31, 2013, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2014	239
2015	248
2016	256
2017	152
Total minimum lease payments	$895

Rental expense for the years ended January 31, 2013 and 2012 was approximately $0.3 million.

During fiscal 2012, we entered into an amended and restated office lease at our existing corporate headquarters reducing our occupied premises by 67% of the space occupied under the former lease.  Our current lease expires on August 31, 2016, but allows for early termination on June 30, 2014 with advance written notice and payment of abated base rent of approximately $60,000 as well as a termination fee and other costs.

Purchase Commitments with Suppliers

           We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. During the second quarter of fiscal 2012 we accrued a charge of $380,000 relating to such excess material relating to purchase commitments made to support the Targus business. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, results of operations, and financial position. Our fixed purchase commitments at January 31, 2013 totaled $1.5 million, of which approximately $0.3 million was cancelable as of January 31, 2013.

Executive Severance Commitments

We have severance compensation agreements with certain of our key executives. These agreements require us to pay these executives, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of their then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for these agreements.

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood could result in a change of control for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a change of control occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn Partners Limited Partnership (“Elkhorn”), subsequent to fiscal year end (see Note 14), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of for purposes of the severance compensation agreements. Each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements as a result of the change in Elkhorn’s beneficial ownership of the Company.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices.  The letter of credit expires on August 1, 2014.

Legal Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On April 16, 2013, the court approved our first-amended cross-complaint, which adds intentional interference to our complaint and increases the damages we seek to at least $15.0 million. The trial date is currently set for October, 2013. In an effort to resolve this litigation before the previous trial date of April, 2013, we sent Chicony a settlement offer, which has since lapsed. During the fourth quarter of fiscal 2013, we received reimbursement of previously incurred legal fees in the amount of $0.4 million from our insurance carrier under a reservation of rights. The outcome of this matter is not determinable as of the date of the filing of this report. We have previously accrued $1.1 million for the possibility that we could incur a liability to Chicony should it prevail in the lawsuit.

On September 1, 2011, subsequent to receiving an infringement notification from us, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. Currently, the trial date is set for January, 2014. A number of these patents are currently the subject of re-examination proceedings iniated by Kensington or other third parties. This matter is ongoing and the outcome is not determinable, however if we do not prevail we will likely not obtain a license agreement to earn future license revenue from products sold by Kensington. Conversely, should we prevail the Company may be awarded a royalty which would generate license revenue to the Company in the future.

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

14.          Subsequent Events

As previously reported in a Form 8-K filed with the SEC on February 12, 2013, on February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”).  Pursuant to those Agreements, Elkhorn has made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 and has purchased a total of 6,250,000 shares of the Company’s common stock (the “Elkhorn Shares”) at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company.  The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share.  On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Loan Agreement with Elkhorn Partners.

The Elkhorn Loan, which is evidenced by a promissory note (the “Elkhorn Note”), issued by the Company to Elkhorn, bears interest at 7% for the first 12 months of the Loan, increasing to 8.5% thereafter and continuing until the Loan is paid in full.  The Loan matures on November 30, 2014 (the “Maturity Date”); however, the Company has the right, at its option, to prepay the Elkhorn Loan, in whole or in part, without penalty or premium.

The Loan Agreement provides that if and to the extent the Company does not pay the Elkhorn Loan in full by its Maturity Date, then, Elkhorn will have the right, at its option (but not the obligation), to convert the then unpaid balance of the Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share.  That conversion price is subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement.

The Elkhorn Loan Agreement contains customary representations and warranties of and affirmative and negative covenants on the part of the Company and CWT.  The Agreement also provides that the Elkhorn Loan, together with accrued interest, will become immediately due and payable upon the occurrence of an Event of Default, which is defined in the Loan Agreement to include each of the following, among others: (i) a failure of the Company to pay the principal of or accrued interest on the Loan which continues unremedied for three calendar days (except that such grace period shall not apply to amounts due at the Maturity Date of the Loan), (ii) the Company or CWT commits a breach of any of their other material obligations under the Loan Agreement or under any of the Debt Related Agreements (described below) and the breach which remains uncured for a period ranging from 15 days to 30 days (depending on the nature of the breach) following receipt of notice of the breach from Elkhorn; (iii) any of the representations or warranties of the Company or CWT contained in the Loan Agreement prove to have been untrue or incorrect in any material respect, (iv) the Company or CWT fails to pay indebtedness in the amount of $200,000 or more owed to any other creditor, (v) one or more judgments are entered against the Company or CWT in an aggregate amount of $200,000 or more, which are not satisfied, discharged, stayed or bonded against within the succeeding 30 days, and (vi) the filing by the Company of a voluntary petition in bankruptcy or the Company’s failure to obtain the dismissal, within 60 days, of an involuntary petition filed against it in bankruptcy, or a receiver or liquidator is appointed over, or an attachment is issued against a substantial part of the assets of the Company or CWT, which in either case remains undismissed for the succeeding thirty (30) days.

Upon the occurrence and during the continuance of an Event of Default, interest on the Loan will accrue at the lesser of (i) 15% per annum or (ii) the highest rate permitted by applicable law.

Debt Related Agreements.  In connection with the Elkhorn Loan Agreement, the Company and CWT entered into a Security Agreement and the Company entered into a Pledge Agreement (collectively, the “Debt Related Agreements”) with Elkhorn to secure the payment and performance by the Company and CWT of their respective obligations under the Loan Agreement and the Debt Related Agreements.  Set forth below is a summary of those Agreements.

Security Agreement.  As security for the performance of their respective obligations under the Loan Agreement and the Debt Related Agreements, the Company and CWT have entered into a security agreement (the “Security Agreement”) granting Elkhorn a first priority perfected security interest in all of their assets, including their intellectual property rights.  The Security Agreement provides that, on the occurrence and during the continuance of an Event of Default, whether by the Company or CWT, Elkhorn will become entitled to take possession of and to sell the assets of the Company and CWT to the extent necessary to recover the amounts due Elkhorn under the Loan Agreement and any other amounts that may be due and payable to Elkhorn under any of the Debt Related Agreements.

COMARCO, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pledge Agreement.  As additional security for the payment and performance of its obligations under the Elkhorn Loan Agreement, the Company has entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which it has pledged and will deliver possession to Elkhorn of all of CWT’s outstanding shares.  The Pledge Agreement provides, among other things, that upon the occurrence and during the continuance of an Event of Default, Elkhorn will become entitled to transfer the CWT shares into its name, to vote those shares and, subject to applicable securities laws, to sell those shares in order to recover amounts owed to it by the Company.

Elkhorn Stock Purchase Agreement

Concurrently with the Company’s entry into the Loan Agreement, the Company and Elkhorn entered into the Elkhorn SPA.  Pursuant to that Agreement, the Company has sold 6,250,000 shares of its common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million.   As noted above, that purchase price compares to an average per share closing price for Comarco’s shares of $0.14 during the five trading days immediately preceding the sale of the shares to Elkhorn, and an average per share closing price of $0.158 for the 29 trading days that that began on January 1, 2013 and ended on February 8, 2013.

The purchase price of $0.16 per share paid by Elkhorn for those shares was determined by arms-length negotiations between Elkhorn and the members of a special committee of the Company’s Board of Directors, comprised of three of the directors who have no affiliation with Elkhorn and no financial interest, other than their interests solely as shareholders of the Company, in either the loan or share transactions with Elkhorn.  That per share purchase price was determined based on a number of factors, including the Company’s inability, notwithstanding its best efforts, to raise additional capital from other prospective institutional investors during the six month term of the Broadwood Loan and the recent trading prices of the Company’s shares in the over-the-counter market, which averaged $0.14 per share during the five trading days immediately preceding the sale of the shares to Elkhorn, and $0.158 per share over the 29 trading days that that began on January 2, 2013 and ended on February 8, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM9 A.	CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2013. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal year ended January 31, 2013 did not result in any particular deficiency in our financial reporting for the fiscal year, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future.  In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2013, and delivered to stockholders in connection with our 2013 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2013, and delivered to stockholders in connection with our 2013 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2013, and delivered to stockholders in connection with our 2013 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2013, and delivered to stockholders in connection with our 2013 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2013, and delivered to stockholders in connection with our 2013 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           1.            Financial Statements (See Item 8 of this report)

2.            Financial Statement Schedule:

The following additional information for the years ended January 31, 2013 and 2012 is submitted herewith:

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

3.2
Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through July 28, 2012, are incorporated herein by reference to Exhibit 3.02 to the Company’s report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2012.

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

10.2
2005 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 33-156518) filed with the Securities and Exchange Commission on December 31, 2008. *

10.3	2011 Equity Incentive Plan is incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2011. *

10.4
Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5
Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.6
Severance Compensation Agreement, dated June 23, 2010, between the Company and Donald McKeefery is incorporated herein by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2012. *

10.7
Loan Agreement, dated July 27, 2012, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Broadwood Partners LP, together with copies of the Guarantee, the Pledge Agreement, each of the Security Agreements, and form of Promissory Note issued by the Company to evidence the Loan, attached as Exhibits B, C, D-1 and D-2 and F, respectively to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.8
Stock Purchase Agreement, dated July 27, 2012 by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Broadwood Partners LP is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.9
Form of the Common Stock Purchase Warrants issued by the Company to Broadwood on July 27, 2012 is incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.10
Warrant Commitment Letter dated July 27, 2012, which provides for the possible issuance by the Company of the Additional Warrant to Broadwood is incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.11
Loan Agreement, dated February 11, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership together with copies of the Promissory Note, the Security Agreement and the Pledge Agreement attached as Exhibits A, B and C, respectively to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

10.12
Stock Purchase Agreement, dated February 11, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

Other Exhibits

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, PETERSON, MIRANDA &WILLIAMSON, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Ω

†       Filed herewith.
+       Furnished herewith.
*	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15 of Form 10-K.
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

Signature	Title	Date

/s/ THOMAS W. LANNI	President and Chief Executive Officer	April 30, 2013
Thomas W. Lanni	(Principal Executive Officer), Director

/s/ ALISHA K. CHARLTON	Chief Accounting Officer	April 30, 2013
Alisha K. Charlton	(Principal Financial Officer and Principal Accounting Officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board,	April 30, 2013
Louis E. Silverman	Director

/s/ PAUL BOROWIEC	Director	April 30, 2013
Paul Borowiec

/s/ WAYNE CADWALLADER	Director	April 30, 2013
Wayne Cadwallader

/s/ RICHARD T. LEBUHN	Director	April 30, 2013
Richard T. LeBuhn

/s/ MICHAEL R. LEVIN	Director	April 30, 2013
Michael R. Levin

/s/ MICHAEL H. MULROY	Director	April 30, 2013
Michael H. Mulroy

COMARCO, INC. AND SUBSIDIARY
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended January 31, 2013 and 2012
(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions	Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):

Year ended January 31, 2013	$87	$(38)	$(25)	$—	$24

Year ended January 31, 2012	$119	$(29)	$(3)	$—	$87

Allowance for deferred tax assets:

Year ended January 31, 2013	$17,130	$—	$—	$619	$17,749

Year ended January 31, 2012	$15,121	$—	$—	$2,009	$17,130

Reserve for obsolete inventory:

Year ended January 31, 2013	$1,792	$—	$—	$(1,161)	$631

Year ended January 31, 2012	$1,581	$357	$(146)	$—	$1,792

INDEX TO EXHIBITS

Exhibit	Description

3.1
Restated Articles of Incorporation. The Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2
Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through July 28, 2012, are incorporated herein by reference to Exhibit 3.02 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2012.

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

10.2
2005 Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 (File No. 33-156518) filed with the Securities and Exchange Commission on December 31, 2008. *

10.3	2011 Equity Incentive Plan is incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on May 31, 2011. *

10.4
Amended and Restated Severance Agreement, dated June 11, 2007, between the Company and Thomas W. Lanni is incorporated herein by reference to Exhibit 10.9 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007. *

10.5
Severance Compensation Agreement, dated August 28, 2007, between the Company and Alisha Charlton is incorporated herein by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2008. *

10.6
Severance Compensation Agreement, dated June 23, 2010, between the Company and Donald McKeefery is incorporated herein by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2012. *

10.7
Loan Agreement, dated July 27, 2012, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Broadwood Partners LP, together with copies of the Guarantee, the Pledge Agreement, each of the Security Agreements, and form of Promissory Note issued by the Company to evidence the Loan, attached as Exhibits B, C, D-1 and D-2 and F, respectively to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.8
Stock Purchase Agreement, dated July 27, 2012 by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Broadwood Partners LP is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.9
Form of the Common Stock Purchase Warrants issued by the Company to Broadwood on July 27, 2012 is incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.10
Warrant Commitment Letter dated July 27, 2012, which provides for the possible issuance by the Company of the Additional Warrant to Broadwood is incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012.

10.11
Loan Agreement, dated February 11, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership together with copies of the Promissory Note, the Security Agreement and the Pledge Agreement attached as Exhibits A, B and C, respectively to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

10.12
Stock Purchase Agreement, dated February 11, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, PETERSON, MIRANDA &WILLIAMSON, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Ω

†	Filed herewith.
+	Furnished herewith.
*	These exhibits are identified as management contracts or compensatory plans or arrangements of the Registrant pursuant to Item 15 of Form 10-K.
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