Form 10-K/A
period 2013-01-31
COMARCO INC
filed 2013-05-31
CIK 22252

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

Commission File Number 000-05449

 COMARCO, INC.

(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization) 25541 Commercentre Drive, Lake Forest, CA (Address of Principal Executive Offices)	95-2088894 (I.R.S. Employer Identification No.) 92630 (Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of May 31, 2013 was 14,259,839.

Documents incorporated by reference:

None

 COMARCO, INC.

FORM 10-K/A

Amendment No. 1

FOR THE FISCAL YEAR ENDED JANUARY 31, 2013

TABLE OF CONTENTS

i

EXPLANATORY NOTE

Comarco, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended January 31, 2013 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended January 31, 2013, and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the April 30, 2013 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information concerning the Company’s current directors and is followed by a brief biography of each director.

			Year First	Other Public
			Elected/Appointed	Company Directorships
Name	Age	Principal Comarco Position	As Director	(Past Five Years)
Paul Borowiec	36	Director	2011	None
Wayne G. Cadwallader	56	Director	2011	Orbit International, Corp.
Thomas W. Lanni	60	Director and President and Chief Executive Officer	2011	None
Richard T. LeBuhn	48	Director	2008	None
Michael R. Levin	51	Director	2011	None
Michael H. Mulroy	47	Director	2011	None
Louis E. Silverman	54	Chairman of the Board	2012	Questcor Pharmaceuticals, Inc.

Paul Borowiec is an investor and an advisor on public company investments. He has extensive experience in investment analysis and investment management, ranging from analyzing financial statements to investment manager selection. Mr. Borowiec’s analyst background covers a variety of industries with emphasis on the technology sector. He currently serves as Vice President of Investments at Source Capital Group, a position he has held since June 2009. Mr. Borowiec is also the Managing Partner of Source Opportunity Fund LLC at Source Capital Group. Most recently Mr. Borowiec was an investment analyst for StoneWater Capital LLC, a position he held from May 2005 to June 2008, where he shared responsibilities in managing their domestic business. Prior to StoneWater Capital, Mr. Borowiec was a research analyst for Neuberger Berman. Prior to Neuberger Berman, Mr. Borowiec worked for American Skandia as a portfolio analyst in the investment management group. Mr. Borowiec holds a B.S. in International Business from Fairfield University.

Mr. Borowiec’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an investor in public companies, including technology related companies and his extensive financial analyst background.

Wayne Cadwallader is Managing Partner — Research for Elkhorn Partners LP, a long-time investor in Comarco, that beneficially owns approximately 49% of our outstanding common stock as of the date of this Form 10-K/A. An experienced securities analyst, Mr. Cadwallader has extensive knowledge of numerous industries including technology, insurance, retail, manufacturing, and real estate. Mr. Cadwallader also has substantial expertise in information technology gained through numerous management positions and in management consulting. Prior to joining Elkhorn Partners, Mr. Cadwallader worked for Hamblin Watsa Investment Counsel Ltd., from October 2000 to June 2010, a subsidiary of Fairfax Financial Ltd., where he was promoted from Associate Investment Analyst to Senior Investment Analyst. Mr. Cadwallader was part of the investment team at Hamblin Watsa Investment Counsel managing Fairfax Financials’ $22.0 billion in assets. In this capacity, his focus was primarily equity research and to some extent bond research with a focus on North America and to a lesser extent European stocks across a wide range of industries. He was also involved in a number of corporate debt restructurings. From 1998 to 2000, Mr. Cadwallader ran his own information technology consulting firm. The firm placed consultants with companies to develop application software and he personally managed numerous Y2K projects. Mr. Cadwallader currently serves as a director of Orbit International, Corp. a company listed on the NASDAQ Capital Market.

Mr. Cadwallader’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an investor in public companies, including technology related companies, and his extensive financial analyst background as well as his experience in serving as a director of another public company.

Thomas Lanni was appointed to the Board, and to serve as President and Chief Executive Officer of the Company, on August 15, 2011. Mr. Lanni joined the Company in 1994 as General Manager for the ChargeSource Division. In February 2004, he became Vice President and Chief Technology Officer. Mr. Lanni has more than 30 years experience in the technology of power systems. From 1992 to 1994, he was President of Power Conversion Technologies, Inc. (“PCTI”), a company that provides advanced power electronics solutions to military and commercial industrial customers. From 1987 to 1992, he was Vice President of Engineering at Bruno New York Industries, Inc., a military weaponry specialist firm. From 1982 to 1987, he was Engineering Group Leader at Aerospace Avionics, Inc., a company whose various manufacturing activities are carried out through its Aerospace, Specialty Engineering, Medical and Detection divisions.

Mr. Lanni’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience and history with the company, his management experience and his engineering background especially in the field of power systems.

Richard LeBuhn has served since June 2006 as Senior Vice President of Broadwood Capital, Inc., a private investment company that beneficially owns approximately 21% of our outstanding common stock as of the date of this Form 10-K/A. Previously, Mr. LeBuhn was Principal of Broadfield Capital Management, LLC, a private investment firm, from 2005 to 2006, and Vice President of Derchin Management, a private investment firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded and was Managing Member of Triple Eight Capital, LLC, an investment analysis and financial advisory firm, was Managing Director of Craig Drill Capital, Inc., a private investment firm, and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn graduated from St. Lawrence University with a BA in Economics in 1988. He received a MBA in Finance with Distinction from Columbia University Graduate School of Business in 1996.

Mr. LeBuhn’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an investor in public companies, including technology related companies, his extensive financial analyst background, his financial and management expertise, and his ability to provide advice on various matters, including matters pertaining to corporate governance.

Michael Levin was appointed to the Board on March 15, 2011 and served as the Chairman of the Board from March 15, 2011 until July 28, 2012. Mr. Levin is an independent private investor and advisor with substantial expertise in corporate governance, business strategy, and corporate finance, and with significant experience working with U.S. public companies as a finance executive and independent management consultant. In addition to his private investment activities, he assists portfolio managers in turning around underperforming companies using shareholder activist strategies. Since 2006, Mr. Levin has served as a financial executive for several entrepreneurial ventures, including ventures in alternative energy and medical diagnostics. Previously, he served as a finance executive at Nicor, a natural gas utility, from 2003 to 2006. Mr. Levin was the Chief Risk and Credit Officer of CNH, a farm and construction equipment manufacturer, from 2002 to 2003. Prior to his work as a corporate finance executive, Mr. Levin enjoyed an 18 year career as a management consultant specializing in corporate finance and risk management at Towers Watson, Deloitte & Touche, Arthur Andersen, and BearingPoint. A native of Chicago, Mr. Levin holds a B.A. with General Honors in Economics and Public Policy and a M.A. in Economics and Quantitative Analysis, both from the University of Chicago.

Mr. Levin’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an investor in public companies, including technology related companies, his extensive financial analyst background, his financial and management experience, and his ability to provide advice on various matters, including matters pertaining to business strategy, corporate finance and corporate governance.

Michael Mulroy has served as Senior Vice President, Chief Financial Officer and General Counsel of Questcor Pharmaceuticals (NASDAQ:QCOR) since January 2011. From 2003 to 2011, Mr. Mulroy was employed by the law firm of Stradling Yocca Carlson & Rauth, where he served as a partner from 2004. From 1997 to 2003, Mr. Mulroy was an investment banker at Merrill Lynch and Citigroup. Mr. Mulroy earned his J.D. degree from the University of California, Los Angeles and his B.A. (Economics) from the University of Chicago.

Mr. Mulroy’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an attorney and investment banker advising many companies in different industries at different points in their development, and his experience serving as an executive officer of a publicly traded company.

Mr. Silverman was appointed to the Board and as the Chairman of the Board on July 28, 2012. Mr. Silverman served as the Chief Executive Officer of privately-held Marina Medical Billing Service Inc. based in Cerritos, CA, a company focused on providing revenue cycle management services to emergency room physicians nationally from September 2009 until June 2012. Prior to joining Marina Medical, Mr. Silverman was President and Chief Executive Officer of LifeComm, Inc., a Qualcomm Incorporated incubated wireless health services start-up from August 2008 until September 2009. Prior to Lifecomm, Mr. Silverman had a successful eight-year tenure as President and Chief Executive Officer of Quality Systems Inc., where he led the developer of medical and dental practice management software to 600% organic revenue growth and an increase in market value from $42 million to $1.2 billion. Previously, Mr. Silverman was the Chief Operations Officer of Corvel Corporation. He earned a Bachelor of Arts degree from Amherst College and a Masters in Business Administration from Harvard Graduate School of Business Administration. Mr. Silverman currently serves as a director of Questcor Pharmaceuticals, a company listed on the NASDAQ Global Select Market.

Mr. Silverman’s qualifications to serve on our Board of Directors include, amongst others, his extensive public company management experience and his experience serving as a director of another public company.

No director has any family relationship with any other director or with any of the Company’s executive officers.

Executive Officers

The following table sets forth information as of May 30, 2013 concerning the executive officers of the Company (other than Mr. Lanni, whose biographical information appears in the disclosure under the Directors section above) and its subsidiary, Comarco Wireless Technologies, Inc. The officers serve at the pleasure of the Board of Directors, subject to the terms of severance compensation agreements with the Company.

Name	Age	Position
Alisha K. Charlton	43	Vice President, Chief Accounting Officer and Corporate Secretary
Donald L. McKeefery	51	Vice President and Chief Operating Officer

Alisha Charlton has over 20 years of experience in accounting and finance. Ms. Charlton joined the Company as Assistant Controller in October 2000, became Corporate Controller in May 2003 and became Vice President, Corporate Controller and Secretary in March 2008. Ms. Charlton was appointed Chief Accounting Officer on April 19, 2011 and currently serves as the Company’s principal financial officer and principal accounting officer. Before joining the Company, Ms. Charlton held various accounting and finance positions with CKE Restaurants, Inc. (“CKE”) from 1995 to 2000, including Director, Controller of Santa Barbara Restaurant Group, Inc., a CKE affiliate. Prior to joining CKE, Ms. Charlton was a certified public accountant and supervisor with KPMG Peat Marwick (now KPMG LLP). Ms. Charlton holds a B.A. in Business Economics with High Honors from the University of California, Santa Barbara.

Donald McKeefery was appointed Chief Operating Officer of Comarco in August 2011. Prior to this appointment, Mr. McKeefery was Vice President — Manufacturing & Operations for all of the company’s operations, starting in May 2008. He joined the Company in February 2005, as Director of Operations for the Wireless Test Solutions and Call Box Divisions (both of which were sold during fiscal 2009). From August 1997 to February 2005, Mr. McKeefery held various management positions with Western Digital Corporation, a company that designs, manufactures and sells hard drives for the computer and consumer industries. From January 1996 to August 1997, he was the North American Service Manager for EDAP Technomed, Inc. (now EDAP TMS S.A.), a company that designs, manufactures and sells minimally invasive medical devices for the treatment of urological diseases to hospitals, clinics and private practices. From 1989 to 1996, he held various, progressive positions in the manufacturing division of Beckman Instruments, Inc. (now Beckman Coulter, Inc.), a leading provider of clinical and biomedical devices.

Corporate Governance

Code of Ethics

The Audit and Finance Committee has adopted a Code of Ethics for Senior Financial Officers to promote and provide for honest and ethical conduct by the Company’s Senior Financial Officers, as well as for full, fair, accurate and timely financial management and reporting. The Company’s Senior Financial Officers include the Chief Executive Officer and the Chief Accounting Officer. The Company expects these financial officers to act in accordance with the highest standards of professional integrity, to provide full and accurate disclosure in reports and other documents filed with the SEC and other regulators and in any public communications, to comply with all applicable laws, rules and regulations and to deter wrongdoing. The Company’s Code of Ethics for Senior Financial Officers is available on the Company’s website at www.comarco.com. We will post any amendment to this code, as well as any waivers that are required to be disclosed by the rules of the SEC, on our website promptly following the date of such amendment or waiver. The Company will provide a copy of this document to any person, without charge, upon receipt of a request addressed to the Corporate Secretary at Comarco, Inc., 25541 Commercentre Drive, Suite 250, Lake Forest, CA 92630.

Audit and Finance Committee

The Audit and Finance Committee monitors the quality and integrity of the Company’s financial statements, internal controls, risk management and legal and regulatory compliance. In addition, the Audit and Finance Committee oversees the accounting and financial reporting processes and the audits of the Company’s financial statements, including monitoring the independence, qualifications and performance of the Company’s independent registered public accounting firm. In this capacity, the Audit and Finance Committee determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm, pre-approves all audit and permitted non-audit services and reviews the scope and results of each fiscal year’s outside audit. The fiscal 2013 members of the Audit and Finance Committee were Messrs. Levin, who chaired the committee, Borowiec and Mulroy. The Board determined that the members of the Audit and Finance Committee during fiscal 2013 were independent as defined under Rule 10A-3(b) promulgated by the Securities and Exchange Commission (the “SEC”) and that Mr. Mulroy was an “audit committee financial expert” for purposes of the rules and regulations of the SEC. Additionally, the Board determined that each of Messrs. Levin, Borowiec and Mulroy understood fundamental financial statements, including a balance sheet, statement of operations and cash flow statement, and met the other requirements for audit committee members prescribed by the NASDAQ Listing Rules. However, none of the Company’s securities are listed for trading on the NASDAQ Stock Market. The Audit and Finance Committee met four times during fiscal 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules issued thereunder, the Company’s executive officers, directors and persons that own more than 10 percent of the Company’s common stock are required to file with the SEC reports of ownership and changes in ownership of common stock and furnish the Company copies of all such reports. During fiscal 2013, one Form 4 for each of Messrs. Lanni and McKeefery and Ms. Charlton was not filed timely to report the forfeiture of shares in satisfaction of applicable withholding taxes on the vesting of previously awarded restricted shares. The Form 4 for Mr. McKeefery and Ms. Charlton covered two transactions reported untimely and the Form 4 for Mr. Lanni covered three transactions reported untimely and each Form 4 was filed in fiscal 2014.

Other than the instances noted above, the Company believes that during fiscal 2013, its executive officers, directors and persons that owned more than 10 percent of the Company’s common stock complied with the Section 16(a) reporting requirements on a timely basis, based on the reports received by the Company or written certifications received by the Company from its executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation earned by each of the three Named Executive Officers of the Company for fiscal 2013 and 2012. The amounts shown include compensation for services in all capacities that were provided to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Equity Awards(1) ($)	Vacation Payouts ($)	All Other Compensation(2) ($)	Total ($)
Thomas W. Lanni	2013	$230,006	$12,800	$8,416	$46,861	$298,083
President & Chief Executive Officer.	2012	$222,510	$13,200	$11,058	$50,909	$297,677
Alisha K. Charlton	2013	$176,613	$6,400	$—	$10,555	$193,568
Vice President & Chief Accounting Officer	2012	$176,613	$7,800	$5,944	$47,654	$238,011
Donald L, McKeefery	2013	$185,016	$6,400	$10,674	$36,476	$238,566
Vice President & Chief Operating Officer.	2012	$180,014	$7,800	$8,895	$55,312	$252,021

(1)

This column represents the grant date fair value of restricted stock units granted to the Named Executive Officers in fiscal 2013 and 2012, in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The assumptions used in calculating the fair value of these stock options can be found under Note 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2013. On July 5, 2011, each of Messrs. Lanni and McKeefery and Ms. Charlton were granted 30,000 restricted share units under the 2005 Plan, each of which vested in full on July 5, 2012. On December 8, 2011, Mr. Lanni was granted 30,000 restricted share units under the 2011 Plan, which vested on December 8, 2012. On February 1, 2012, Mr. Lanni was granted 80,000 restricted shares under the 2011 Plan, which vested on January 31, 2013. On February 1, 2012, Mr. McKeefery and Ms. Charlton were each granted 40,000 restricted shares under the 2011 Plan, which vested on January 31, 2013. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(2)	The amounts reported above under the heading “All Other Compensation” consist of the following:

		All Other Compensation ($)
Name	Year	Insurance Premiums	Medical Expenses(3)	Tax Gross-Ups(4)	401(k) Contributions	Total
Thomas W. Lanni	2013	$46,861	$—	$—	$—	$46,861
	2012	$43,409	$5,000	$2,500	$—	$50,909
Alisha K. Charlton	2013	$1,724	$—	$—	$8,831	$10,555
	2012	$38,866	$—	$—	$8,788	$47,654
Donald. L. McKeefery	2013	$34,519	$—	$—	$1,957	$36,476
	2012	$41,736	$5,000	$2,500	$6,076	$55,312

(3)	This column represents cash payments made to our Named Executive Officers to reimburse them for out-of-pocket medical expenses.

(4)	This column represents cash payments made to reimburse our Named Executive Officers for taxes imposed on Company reimbursed out-of-pocket medical expenses.

2013 Outstanding Equity Awards at Fiscal Year-End Table

The following tables sets forth certain information with respect to outstanding grants of plan-based awards to the Named Executive Officers at January 31, 2013.

Option Awards
	Number of Securities Underlying Unexercised Options			Option
Name	Exercisable (#)	Unexercisable (#)		Exercise Price ($)	Option Expiration Date
Thomas W. Lanni	10,000	—		$9.89	02/03/2014
	20,000	—		$10.43	6/19/2016
	60,000	40,000	(1)	$1.09	11/11/2018
Alisha K. Charlton	5,000	—		$8.08	9/09/2013
	10,000	—		$8.38	02/04/2015
	11,100	7,400	(1)	$1.20	12/15/2018
Donald L. McKeefery	11,000	—		$8.64	12/6/2015
	10,000	—		$10.43	6/19/2016
	60,000	40,000	(1)	$1.09	11/11/2018

(1)	These shares will vest when and if the closing price of the Company’s common stock is $5.00 or greater for 90 consecutive days.

Restricted Stock Unit Awards
	Number of Securities Underlying Restricted Stock Units
Name	(#) Granted	Stock Price at Date of Issue	Vesting Date
Thomas W. Lanni	80,000	$0.16	01/31/2013
Alisha K. Charlton	40,000	$0.16	01/31/2013
Donald L. McKeefery	40,000	$0.16	01/31/2013

Potential Payments Upon Change of Control

The Company and each of Mr. Lanni, Mr. McKeefery and Ms. Charlton are parties to Severance Compensation Agreements, which provide that, if, within 24 months following a “Change in Control” (as defined in such agreements), he or she is terminated by us other than for “Cause” (as defined in such agreements) or ceases to be employed by us for reasons other than because of death, disability, retirement or Cause, or he or she terminates his or her employment with us for “Good Reason” (as defined in such agreements), then he or she is entitled to receive a lump sum cash payment equal to the sum of his or her annual base salary plus his or her annual incentive compensation bonus assuming 100 percent satisfaction of all performance goals thereunder. Assuming, hypothetically, that the relevant triggering events took place on January 31, 2013, the last day of fiscal 2013, Mr. Lanni, Mr. McKeefery and Ms. Charlton would have been entitled to receive $230,006, $185,016 and $176,613 under such agreements, respectively.

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood Partners, L.P. (“Broadwood”), discussed under the heading “Transactions with Related Persons” in Item 13 of this Form 10-K/A, could result in a change of control for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a change of control occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn Partners Limited Partnership (“Elkhorn”), subsequent to our 2013 fiscal year end, discussed under the heading “Transactions with Related Persons” in Item 13 of this Form 10-K/A, Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control for purposes of the severance compensation agreements. Each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements as a result of the change in Elkhorn’s beneficial ownership of the Company.

Non-Employee Director Compensation

The annual cash retainer payable in fiscal 2013 to our non-employee directors was $7,800 per year. Additional annual retainers for the Audit Committee Chairman, Compensation Committee Chairman and Nominating and Governance Chairman were $2,400, $1,200 and $1,200, respectively. The additional annual retainer for the Chairman of the Board was $14,400 from January 1, 2012 through July 31, 2012. Upon the appointment of Mr. Silverman as Chairman of the Board, effective July 28, 2012, the Chairman of the Board’s annual retainer increased to $148,200. The Chairman of the Board’s retainer increased because the Board terminated the former interim Chief Executive Officer and appointed Mr. Lanni as the Chief Executive Officer, and the Board felt that greater oversight was needed during the transition. Effective May 1, 2013, the additional retainer paid to the Chairman of the Board was reduced to $76,200. These cash retainers were paid monthly through December 2012 and were paid quarterly, in arrears, beginning on January 1, 2013. Non-employee directors who serve on, but do not chair, a committee of the Board are not paid any separate annual retainers for service on such committee. No separate meeting fees are paid for attendance at any Board or committee meetings. From time to time we may grant equity-based compensation to our non-employee directors, but we do not have any formal policy under which such grants are made.

Director Compensation Table

The following table details the cash retainers and fees, as well as equity compensation in the form of stock awards earned by our non-employee directors during fiscal 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Paul Borowiec	$7,800	$7,600	$15,400
Wayne G. Cadwallader	$9,000	$8,550	$17,550
Richard T. LeBuhn	$9,000	$8,550	$17,550
Michael R. Levin	$17,400	$8,550	$25,950
Michael H. Mulroy	$7,800	$7,600	$15,400
Louis E. Silverman	$79,677	$42,500	$122,177

(1)

This column represents the grant date fair value of stock options granted to the non-employee directors in fiscal 2013, in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. On August 2, 2012, Mr. Silverman was granted 250,000 stock options under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), which awards vest on August 2, 2013. On October 18, 2012 each of Messrs. Cadwallader, LeBuhn and Levin were granted 45,000 stock options and each of Messrs. Borowiec and Mulroy were granted 40,000 stock options from the 2011 Plan, which awards vest on October 18, 2013. As of January 31, 2013, the aggregate amount of restricted share units outstanding for Mr. LeBuhn was 4,326. None of the other directors had any restricted share units outstanding. The aggregate amount of options outstanding on such date was 40,000, 45,000, 60,000 45,000, 40,000 and 250,000 for Messrs. Borowiec, Cadwallader, LeBuhn, Levin, Mulroy and Silverman, respectively. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of May 31, 2013 by:

●	each member of the Board;

●	each of the Company’s executive officers named in the “Summary Compensation Table” included in the “Executive Compensation” section of this Form 10-K/A (collectively, the “Named Executive Officers”);

●	all of the Company’s directors and executive officers as a group; and

●	each person or entity known to the Company that beneficially owns more than 5 percent of the Company’s common stock.

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

The percentages of common stock beneficially owned are based on 14,259,839 shares of the Company’s common stock outstanding at May 31, 2013.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Paul Borowiec	387,520	(1)	2.7%
Wayne G. Cadwallader(6)	97,500	(6)	*
Alisha K. Charlton	75,925	(2)	*
Thomas W. Lanni	280,470	(2), (6)	1.9%
Richard T. LeBuhn	140,475	(2), (6)	1.0%
Michael R. Levin	54,099		*
Donald L. McKeefery	166,141	(2)	1.2%
Michael H. Mulroy	30,000		*
Louis E. Silverman	—		*
All Directors, Director Nominees and Executive Officers as a group (9 persons)	1,232,130	(2)	8.5%
T. Rowe Price Associates, Inc. T. Rowe Price Small-Cap Value Fund, Inc. 100 East Pratt Street
Baltimore, MD 21202	674,623	(3)	4.7%
Broadwood Partners, L.P. Broadwood Capital, Inc.
Neal Bradsher 724 Fifth Avenue, 9th Floor
New York, New York 10019	3,268,682	(4)	20.5%
Elkhorn Partners Limited Partnership 222 Skyline Drive Elkhorn, NE 68022	6,939,872	(5)	48.7%

*	Indicates less than 1 percent of the outstanding shares of common stock.

(1)

Mr. Borowiec holds an indirect beneficial ownership in 352,520 of these shares and has a pecuniary interest in such shares. Mr. Borowiec disclaims any beneficial ownership of such securities beyond his pecuniary interest therein.

(2)

Includes shares which the person has the right to acquire within 60 days of May 31, 2013. For Messrs. Lanni, LeBuhn, McKeefery, and Ms. Charlton 130,000, 15,000, 121,000 and 33,500 shares listed in this column, respectively, include shares which may be acquired through the exercise of stock options or the vesting of restricted shares. For all current directors and executive officers as a group, the shares indicated in this column include an aggregate of 299,500 shares that may be acquired through the exercise of stock options or the vesting of restricted shares.

(3)

Based on a Schedule 13G (Amendment 20) filed with the SEC on February 8, 2013. These securities are owned by various individual and institutional investors including T. Rowe Price Small-Cap Value Fund, Inc. (which owns 664,700 shares), for which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such shares; however Price Associates expressly disclaims the beneficial ownership of such shares.

(4)

Includes an aggregate of 1,704,546 shares that may be acquired through the exercise of common stock purchase warrants, which Broadwood Partners L.P. has the right to exercise within 60 days of May 31, 2013. Based on a Schedule 13D (Amendment 11) filed with the SEC on February 19, 2013 by Broadwood Partners, L.P. (“Broadwood Partners”), Broadwood Capital, Inc. (“Broadwood Capital”), the general partner of Broadwood Partners and Neal C. Bradsher, the President of Broadwood Capital. Broadwood Partners and Broadwood Capital have shared power voting and dispositive power for 3,253,182 shares; however, Broadwood Partners and Broadwood Capital specifically disclaim beneficial ownership of such shares. Neal C. Bradsher has the sole voting and dispositive power for 15,500 shares and the shared voting and dispositive power for 3,253,182.

(5)	Based on a Schedule 13D (Amendment 8) filed with the SEC on February 13, 2013 by Elkhorn Partners Limited Partnership, which has sole voting and dispositive power for 6,939,872 shares.

(6)

Each of Messrs. Cadwallader, Lanni and LeBuhn entered into a Stock Purchase Agreement with the Company during the first quarter of fiscal 2014 and each purchased 62,500 shares at a purchase price of $0.16 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Elkhorn Partners Transactions Summary

On February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”). As shown in the beneficial ownership table under Item 12 of this Form 10-K/A, Elkhorn is a significant shareholder of the Company. In addition, Wayne Cadwallader, Managing Partner – Research for Elkhorn Partners L.P. is (and was at the time of the transactions described below) one of our board members.

Pursuant to the Elkhorn Agreements, Elkhorn made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 and purchased a total of 6,250,000 shares of the Company’s common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan (described below).

Secured Loan Agreement with Elkhorn Partners

The Elkhorn Loan, which is evidenced by a promissory note (the “Elkhorn Note”), issued by the Company to Elkhorn, bears interest at 7% for the first 12 months of the Elkhorn Loan, increasing to 8.5% thereafter and continuing until the Elkhorn Loan is paid in full. The Elkhorn Loan matures on November 30, 2014 (the “Maturity Date”); however, the Company has the right, at its option, to prepay the Elkhorn Loan, in whole or in part, without penalty or premium.

The Elkhorn Loan Agreement provides that if and to the extent the Company does not pay the Elkhorn Loan in full by its Maturity Date, then, Elkhorn will have the right, at its option (but not the obligation), to convert the then unpaid balance of the Elkhorn Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price is subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement.

The Elkhorn Loan Agreement contains customary representations and warranties of and affirmative and negative covenants on the part of the Company and its wholly owned subsidiary, Comarco Wireless Technologies, Inc. (“CWT”). The Agreement also provides that the Elkhorn Loan, together with accrued interest, will become immediately due and payable upon the occurrence of an Event of Default, which is defined in the Elkhorn Loan Agreement to include each of the following, among others: (i) a failure of the Company to pay the principal of or accrued interest on the Elkhorn Loan which continues unremedied for three calendar days (except that such grace period shall not apply to amounts due at the Maturity Date of the Loan), (ii) the Company or CWT commits a breach of any of their other material obligations under the Elkhorn Loan Agreement or under any of the related debt related agreements and the breach which remains uncured for a period ranging from 15 days to 30 days (depending on the nature of the breach) following receipt of notice of the breach from Elkhorn; (iii) any of the representations or warranties of the Company or CWT contained in the Elkhorn Loan Agreement prove to have been untrue or incorrect in any material respect, (iv) the Company or CWT fails to pay indebtedness in the amount of $200,000 or more owed to any other creditor, (v) one or more judgments are entered against the Company or CWT in an aggregate amount of $200,000 or more, which are not satisfied, discharged, stayed or bonded against within the succeeding 30 days, and (vi) the filing by the Company of a voluntary petition in bankruptcy or the Company’s failure to obtain the dismissal, within 60 days, of an involuntary petition filed against it in bankruptcy, or a receiver or liquidator is appointed over, or an attachment is issued against a substantial part of the assets of the Company or CWT, which in either case remains undismissed for the succeeding 30 days.

Upon the occurrence and during the continuance of an Event of Default, interest on the Elkhorn Loan will accrue at the lesser of (i) 15% per annum or (ii) the highest rate permitted by applicable law.

Elkhorn Stock Purchase Agreement

Concurrently with the Company’s entry into the Elkhorn Loan Agreement, the Company and Elkhorn entered into the Elkhorn SPA. Pursuant to that Agreement, the Company has sold 6,250,000 shares of its common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. As noted above, that purchase price compares to an average per share closing price for Comarco’s shares of $0.14 during the five trading days immediately preceding the sale of the shares to Elkhorn, and an average per share closing price of $0.158 for the 29 trading days that that began on January 1, 2013 and ended on February 8, 2013.

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

Broadwood Senior Secured Six Month Term Loan Agreement

The Company entered into a Senior Secured Six Month Term Loan Agreement dated July 27, 2012 (the “Broadwood Loan Agreement”) with Broadwood, a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. As shown in the beneficial ownership table under Item 12 of this Form 10-K.A, Broadwood is a significant shareholder of the Company. In addition, Richard LeBuhn, Senior Vice President of Broadwood Capital, Inc. (the general partner of Broadwood), is (and was at the time of the transactions described below) one of our board members.

Pursuant to that Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Broadwood Loan”) to the Company and to CWT, as co-borrower. The Broadwood Loan bore interest at 5% per annum, ranked senior in right of payment to all other indebtedness of the Company and was due and payable in full on January 28, 2013. The Company originally intended to repay the Broadwood Loan and accrued interest from the $3.0 million in proceeds that was expected to be received from Broadwood in the fourth quarter of fiscal 2013, pursuant to the Stock Purchase Agreement (“Broadwood SPA”) discussed below.

On January 28, 2013, the maturity date of the Broadwood Loan, the Company was informed by Broadwood, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase the Company’s shares pursuant to the Broadwood SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase and, therefore, the Company would have to repay the Broadwood Loan in cash. Subsequent to the fiscal year-ended January 31, 2013, the Company repaid the amounts outstanding under the Broadwood Loan Agreement in full from the Elkhorn proceeds discussed above.

Broadwood Stock Purchase Agreement and Stock Purchase Warrants

Concurrently with the execution of the Broadwood Loan Agreement, the Company and Broadwood entered into the Broadwood SPA. That agreement provided for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock (the “Shares”), at a price of $1.00 per Share, subject to the following conditions: (i) during the six month term of the Broadwood Loan, the Company would use its best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which could include other shareholders of the Company, and (ii) the Company remained in compliance with its covenants under the Broadwood Loan Agreement. The Broadwood SPA provided that if, at any time between July 27, 2012 and July 27, 2013, the Company sells any shares of its common stock (or sells or issues securities that are convertible or exercisable into shares of common stock) at a price less than $1.00 per share, the Company will be required to issue outright to Broadwood, without additional consideration from it, a number of additional Shares (the “Make-Whole Shares”) sufficient to reduce the per share price paid by Broadwood for the total number of the Shares and Make-Whole Shares issued under the Broadwood SPA to that lower price.

As consideration for the Broadwood Loan and Broadwood’s entry into the Broadwood SPA, on July 27, 2012 the Company issued stock purchase warrants (the “Warrants”) to Broadwood entitling it to purchase up to a total of 1,704,546 shares of the Company’s common stock (the “Warrant Shares”), at a price of $1.00 per Warrant Share, at any time through July 2020.

On July 27, 2012, the Company also entered into a Warrant Commitment Letter, which provided that if the Company raised less than $3.0 million from sales of equity securities to other investors during the six month term of the Broadwood Loan, then Broadwood will receive an additional Warrant (the “Additional Warrant”) entitling it to purchase, also at a price of $1.00 per share, an amount of shares of the Company’s common stock to be determined based on a formula in the Warrant Commitment Letter, with such amount not to exceed 1,000,000 additional shares (the amount of such additional shares, “Additional Warrant Shares”). The exercise price is to be adjusted if the Company completes subsequent financings at less than the current exercise price as described below.

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

The Company’s position is that, contrary to Broadwood’s assertions, all of the conditions under the Broadwood SPA had been satisfied, and Broadwood’s refusal to purchase 3,000,000 shares of Company common stock, at the price of $1.00 per share, constituted a material breach by Broadwood of its obligations under the Broadwood SPA. As a result, as of the date of filing this report, the Company has not issued any Additional Warrant Shares to Broadwood and each party has reserved its rights under and with respect to the Broadwood SPA and the Broadwood Warrants.

Related party relationships

Chad Giacopelli, the son-in-law of Mr. Lanni, our Chief Executive Officer, is currently employed by the Company as our IT Network Technician. Our Chief Executive Officer does not directly supervise Mr. Giacopelli nor is he involved in the determination of Mr. Giacopelli's compensation.

Policy on Related Person Transactions

Our Board of Directors has adopted a written policy and procedures for the review of any transaction, arrangement or relationship in which the Company was or is to be a participant and one of our executive officers, directors, director nominees or a 5 percent shareholder (or any member of the immediate family of any of the foregoing), or any entity in which persons listed above, either individually or in the aggregate, have a greater than 10 percent ownership interest, each of whom we refer to as a “related person,” has or will have a direct or indirect material interest. We refer to these transactions as “related person transactions.” The policy is administered by the Audit and Finance Committee.

The policy calls for any proposed related person transaction to be reviewed and approved by our Audit and Finance Committee. Whenever practicable, the Committee will review, and, in its discretion, may approve the related person transaction in advance, but the policy also permits the Committee to consider and ratify transactions that have already occurred, when necessary. Any related person transactions that are ongoing in nature will be reviewed annually. The Committee will review and consider such information regarding the related person transaction as it deems appropriate under the circumstances. The policy also requires Committee review and approval of (1) any charitable contribution to an organization in which a related person serves as a director or trustee or is actively engaged in fund-raising and (2) any proposed transaction in which a related person may participate that involves a corporate opportunity of potential value to the Company. The policy provides that certain de minimis transactions do not create a material direct or indirect interest on behalf of related parties and, therefore, are not covered under the policy.

The Audit and Finance Committee may approve a related person transaction only if the Committee determines that, under all of the circumstances, the transaction is in the best interest of the Company and its shareholders. If the Audit and Finance Committee determines not to approve or ratify a related person transaction, the transaction shall not be entered into or continued, as the case may be. No member of the Committee will participate in any review or determination with respect to a related person transaction if the Committee member or any of his or her immediate family members is the related person.

During fiscal 2013, the Board of Directors established a special Finance Committee, comprised solely of disinterested directors, and delegated to that Committee the authority to negotiate, consider and determine whether or not to approve (i) any debt or equity financing transactions with Elkhorn and (ii) any agreements that might be entered into with or any legal actions that might be taken against Broadwood. For these purposes, a director would be deemed to be disinterested, if he has no relationships with Elkhorn or Broadwood and has no financial interest (other than as a shareholder of Comarco) in any transactions that might be entered into or consummated with Elkhorn or in any agreements that might be negotiated with or actions that might be taken against Broadwood.

Since February 1, 2011, except as described above under transactions with related parties, the Company has not been a party to, and has no plans to be a party to, any transaction or series of transactions in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board has determined that, except for Mr. Lanni, each individual who served as a member of the Board during fiscal 2013 was an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Lanni was not considered independent as he was employed by the Company as its President and Chief Executive Officer during fiscal 2013. Each of the Company’s current directors are independent directors within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. However, none of the Company’s securities are listed for trading on the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2013.

Audit Fees

The aggregate fees incurred and payable to Squar Milner for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements during fiscal 2013 and 2012 were approximately $111,000.

Audit-Related Fees

During fiscal 2013 we paid Squar Milner approximately $3,000 in connection with our S-8 filing. No similar expenses were incurred during fiscal 2012.

Tax Fees

In fiscal 2013 and 2012, we engaged Squar, Milner, Peterson, Miranda & Williamson LLP to assist us with preparation of the Company’s tax returns and incurred fees during these years of approximately $22,000 and $19,000, respectively.

All Other Fees

We paid Squar Milner approximately $11,000 each year for the audit of our Savings and Retirement Plan in fiscal 2013 and fiscal 2012, for the audits of our plan years ending December 31, 2011 and 2010, respectively.

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in advance by the Audit Committee. All of the services provided in fiscal 2013 and 2012 were pre-approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)     Exhibits

The exhibit index below lists the exhibits that are filed as part of this amendment.

Exhibit Number	Exhibit Title

31.1	Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2013.

COMARCO, INC.

/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.