Form 10-Q
period 2013-04-30
COMARCO INC
filed 2013-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended

APRIL 30, 2013

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

Yes	√	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	√	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ______	Accelerated filer _______	Non-accelerated filer ______	Smaller reporting company √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	√

The registrant had 14,259,839 shares of common stock outstanding as of June 7, 2013.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	April 30, 2013 (Unaudited)	January 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$375	$104
Accounts receivable due from customers, net of reserves of $0	1,573	1,307
Accounts receivable due from suppliers, net of reserves of $24	1,087	1,132
Inventory, net of reserves of $628 at April 30, 2013 and $631 at January 31, 2013, respectively	604	466
Other current assets	38	—
Total current assets	3,677	3,009
Property and equipment, net	104	120
Restricted cash	82	82
Total assets	$3,863	$3,211

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,814	$3,688
Accrued liabilities	2,411	1,789
Loan payable	—	2,000
Derivative liabilities	3,857	2,466
Total current liabilities	10,082	9,943
Deferred rent, net of current portion	41	42
Loan payable, net of discount of $567	931	—
Total liabilities	11,054	9,985

Commitments and Contingencies

Shareholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2013 and at January 31, 2013, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,259,839 and 7,635,039 shares issued and outstanding at April 30, 2013 and at January 31, 2013, respectively	1,426	764
Additional paid-in capital	15,972	15,577
Accumulated deficit	(24,589)	(23,115)
Total shareholders’ deficit	(7,191)	(6,774)
Total liabilities and shareholders’ deficit	$3,863	$3,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2013	2012

Revenue	$1,413	$2,201
Cost of revenue	1,120	1,869
Gross profit	293	332

Selling, general, and administrative expenses	648	503
Engineering and support expenses	279	541
	927	1,044

Operating loss	(634)	(712)
Interest expense, net	78	—
Loss due to change in fair value of derivative liabilities	767	—
Other income, net	5	—

Loss before income taxes	(1,474)	(712)
Income tax benefit	—	—

Net loss	$(1,474)	$(712)

Basic and diluted loss per share:	$(0.11)	$(0.10)

Weighted average common shares outstanding:
Basic	13,851	7,430
Diluted	13,851	7,430
Common shares outstanding	14,260	7,463

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,474)	$(712)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	32
Stock-based compensation expense	27	40
Loss on retirement of equipment	—	11
Amortization of loan discount	55	—
Provision for doubtful accounts	—	(15)
Provision for obsolete inventory	(3)	(135)
Change in fair value of derivative liabilities	767	—
Changes in operating assets and liabilities:
Accounts receivable due from customers and suppliers	(221)	(2,047)
Inventory	(135)	479
Other assets	(38)	2
Accounts payable	126	615
Accrued liabilities	622	1,010
Deferred rent	(1)	2
Net cash used in operating activities	(255)	(718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(35)
Net cash used in investing activities	(4)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment	(2,000)	—
Loan proceeds	1,500	—
Net proceeds from common stock issued	1,030	—
Net cash provided by financing activities	530	—

Net increase (decrease) in cash and cash equivalents	271	(753)
Cash and cash equivalents, beginning of period	104	908
Cash and cash equivalents, end of period	$375	$155

Noncash investing and financing activities:
Debt discount recorded upon issuance of convertible loan	$624	—
Issuance of common stock upon the vesting of restricted stock units	$19	$7

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.            Organization

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “our,” “Comarco,” or the “Company”), is a developer and designer of innovative technologies and intellectual property currently used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

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

2.             Summary of Significant Accounting Policies

Future Operations, Liquidity and Capital Resources:

We have experienced substantial pre-tax losses from operations for the first fiscal quarters of fiscal 2014 and 2013 totaling $634,000 and $712,000, respectively. The condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to sell our products at a profit, successfully resolve our current litigation, capitalize on our growing portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

Our business today is almost entirely driven by sales of our products to Lenovo (accounting for 97% of our fiscal 2014 first quarter revenue), and we continue to focus a significant percentage of our time and resources on providing outstanding products and service to Lenovo, our valued principal customer.

Our extensive patent portfolio covering key technical aspects of our products could potentially generate an additional revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through enforcement.

A positive outcome in our ongoing litigation with Chicony and Kensington, described in Note 10, if such an outcome were realized, could not only reduce our accumulated deficit, but could also provide us with a cash infusion. However, the outcome of our ongoing litigation matters is not determinable as of the date of filing this report.

Additionally our newest generation AC adapter, branded ChargeSource®, is currently available exclusively on our retail website www.chargesource.com. During the first quarter of fiscal 2014 and fiscal 2013, our direct to consumer revenue was negligible and we believe sales were constrained by our lack of financial resources to implement a marketing plan. We continue to implement very low cost marketing trials in an attempt to generate meaningful retail sales.

We had negative working capital totaling approximately $6.4 million at April 30, 2013, of which $3.9 million relates to the fair value of derivative liabilities. In order for us to conduct our business for the next twelve months, to continue operations thereafter and to be able to discharge our liabilities and commitments in the normal course of business, we must increase sales, closely manage operating expenses, and raise additional funds, through either debt and/or equity financing to meet our working capital needs. Although we are currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all. There is no assurance that we will succeed in doing so and if we are not successful in raising additional funds, we may have to evaluate other alternatives or partially, or entirely, cease our operations.

These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and shareholders may lose all or part of their investment in our common stock. The condensed consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Basis of Presentation

Our condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in our annual report on Form 10-K for the year ended January 31, 2013. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2014.

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

Accounts Receivable due from Suppliers

Oftentimes we are able to source components locally that we later sell to our contract manufacturers (“CMs”), who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (“Power,” formerly Flextronics Electronics), the CM who builds the product we sell to our only significant customer, Lenovo Information Products Co., Ltd. (“Lenovo”) changed. Prior to fiscal 2013, we sourced just a few components in the bill of material. In fiscal 2013, we began procuring all of the component parts in the bill of material.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs, including product recall costs, valuation allowances for deferred tax assets, valuation of derivative liabilities and determination of stock-based compensation.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company has entered into certain financing transactions in fiscal 2013 and fiscal 2014 that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. The Company may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the condensed consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security.

We evaluate free-standing derivative instruments to properly classify such instruments within shareholders’ equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each balance sheet date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants previously issued to Broadwood Partners, L.P. (“Broadwood”) contain provisions that adjust the exercise price in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.3 million and a corresponding discount to the underlying loan payable (see Note 8).

Additionally, during the first quarter of fiscal 2014 we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price may be adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Notes 8 and 9).

 COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Fair Value of Financial Instruments

               Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a loan payable, and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities discussed below. The fair value of the derivative liabilities, which are comprised of the warrants issued/issuable to Broadwood, as well as the estimated value of the conversion feature of the Elkhorn loan, at April 30, 2013 was $3.9 million. Derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our condensed consolidated statement of operations. All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our condensed consolidated statement of operations.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The compensation expense recognized is summarized in the table below (in thousands, except per share amounts):

	Three Months Ended April 30,
	2013	2012
Total stock-based compensation expense	$27	$40

Impact on basic and diluted earnings per share	0.00	0.01

The total compensation cost related to nonvested awards not yet recognized is approximately $68,000, which will be expensed over a weighted average remaining life of 6 months.

During the first quarter of fiscal 2014 no stock awards were granted. During the first quarter of fiscal 2013, 300,000 restricted stock units were granted and no stock options were granted.

We have stock-based compensation plans under which directors, employees and consultants receive stock options and other equity-based awards. The employee stock option plans and a director stock option plan provide that officers, key employees, consultants and directors may be granted awards to purchase up to 2,675,000 shares of common stock at not less than 100 percent of the fair market value at the date of grant, unless the optionee is a 10 percent shareholder, in which case the price must not be less than 110 percent of the fair market value.

Transactions and other information related to stock options granted under these plans for the three months ended April 30, 2013 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2013	764,500	$1.48
Awards granted	—	—
Awards canceled or expired	—	—
Awards exercised	—	—
Balance, April 30, 2013	764,500	$1.48
Stock Options Exercisable at April 30, 2013	212,100	$4.00

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the three months ended April 30, 2013 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price on Grant Date
Balance, January 31, 2013	304,326	$0.20
RSU’s granted	—	—
RSU’s canceled or expired	(112,700)	0.16
RSU’s vested/Common stock issued	(187,300)	0.16
Balance, April 30, 2013	4,326	$2.89

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

The following table summarizes information about the Company’s stock awards (consisting of stock options and RSU’s) outstanding at April 30, 2013:

			Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Avg. Remaining Contractual Life (years)	Weighted-Avg. Exercise	Number Exercisable	Weighted-Avg. Exercise
$0.40	to	1.20	683,500	8.1	$0.62	131,100	$1.10
2.89	to	4.90	19,326	3.8	4.45	15,000	4.90
8.08	to	10.43	66,000	2.3	9.56	66,000	9.56
			768,826	7.5	1.49	212,100	4.00

At April 30, 2013, shares available for future grants under the Plans were 455,224.

4.             Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for each of the three months ended April 30, 2013 and 2012, basic and diluted net loss per share for both such periods were the same because the inclusion of 1,068,826 and of 847,151 potentially dilutive securities related to outstanding stock awards, respectively, would have been antidilutive. Additionally, for the three months ended April 30, 2013 the 1,704,546 outstanding warrants issued to Broadwood and the 6,000,000 potential shares issuable to Elkhorn upon debt conversion, would have been anti-dilutive.

5.             Customer and Supplier Concentrations

Substantially all of the Company’s revenue is derived from a single customer, Lenovo. The loss of lenovo would have a material impact on our revenues and results of operations.

The customers providing 10 percent or more of the Company’s revenues for either quarter ended April 30, 2013 or 2012 are listed below (in thousands).

	Three Months Ended April 30,
	2013		2012
Total revenue	$1,413	100%	$2,201	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	1,378	98%	2,137	97%
	$1,378	98%	$2,137	97%

The Company’s revenues by geographic area, as determined by the “ship to” address, consisted of the following (in thousands):

	Three Months Ended April 30,
	2013	2012
North America	$46	$41
Asia	1,364	2,155
Other	3	5
	$1,413	$2,201

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either April 30, 2012 or January 31, 2012 are listed below (in thousands).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

	April 30, 2013		January 31, 2013
Total gross accounts receivable due from customers	$1,573	100%	$1,307	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	1,532	97%	1,291	99%
	$1,532	97%	$1,291	99%

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either April 30, 2013 or January 31, 2013 are listed below (in thousands).

	April 30, 2013		January 31, 2013
Total gross accounts receivable due from suppliers	$1,111	100%	$1,156	100%

Supplier concentration:
Power Systems Technologies, Ltd.	951	86%	1,008	87%
Zheng Ge Electrical Co., Ltd.	122	11%	122	11%
	$1,073	97%	$1,130	98%

Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) was a tip supplier for the Bronx product, which was subject to a recall, announced in April 2010. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.

We expect to fully collect the accounts receivable balances as of April 30, 2013 due from Power in the normal course of business. Additionally, we expect to offset the receivables due from Zheng Ge from amounts owed, which are included in accrued liabilities in our consolidated balance sheet. Further, we anticipate proposing a settlement to Zheng Ge upon the conclusion of our litigation with Chicony Power Technology, Co. Ltd. (“Chicony”).

The suppliers comprising 10 percent or more of the Company’s gross accounts payable at either April 30, 2013 or January 31, 2013 are listed below (in thousands).

	April 30, 2013		January 31, 2013
Total gross accounts payable	$3,814	100%	$3,688	100%

Supplier concentration:
Chicony Power Technology, Co. Ltd	1,100	29%	1,100	30%
Pillsbury Winthrop Shaw Pittman, LLP.	1,754	46%	1,614	44%
	$2,854	75%	$2,714	74%

Chicony was the manufacturer of the Bronx product, which was subject to a recall and we are currently in litigation with Chicony (see Note 10). We have made no payments to Chicony during either fiscal 2014 or fiscal 2013. The outcome of such litigation is not determinable at this time and we do not know whether or not we will be obligated to pay this liability. If we prevail in this case, based upon our causes of action, it is likely we will be relieved of this liability.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) is our legal counsel for the Kensington litigation as well as other patent and intellectual property matters (See Note 10). We have made no payments to Pillsbury during fiscal 2014.

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers and other suppliers. The loss of one or more of our significant suppliers could adversely affect our operations. For the three months ended April 30, 2013, two suppliers accounted for approximately $0.4 million or 42 percent of the total product costs of $1.0 million recorded in cost of revenue. For the three months ended April 30, 2012, three suppliers accounted for approximately $654,000 or 44 percent of the total product costs of $1.5 million recorded in cost of revenue.

6.             Inventory

Inventory, net of reserves, consists of the following (in thousands):

	April 30, 2013	January 31, 2013
Raw materials	$402	$397
Finished goods	202	69
	$604	$466

As of April 30, 2013 and January 31, 2013, approximately $596,000 and $720,000 of total gross inventory, respectively, was located at our corporate headquarters. The remaining balance is located at various contract manufacturer locations in the United States and Asia and at various third party inventory warehouses for our customer, Lenovo.

7.            Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2013	January 31, 2013
Accrued payroll and related expenses	$136	$147
Uninvoiced materials and services received	1,750	1,269
Accrued legal and professional fees	272	169
Accrued warranty	68	68
Other	185	136
	$2,411	$1,789

At April 30, 2013, approximately $1.5 million or 84 percent of total uninvoiced materials and services of $1.8 million, included in accrued liabilities were payable to Power and Zheng Ge. At January 31, 2013, approximately $1.1 million or 85 percent of total uninvoiced materials and services of $1.3 million, included in accrued liabilities, were payable to Power and Zheng Ge. We ceased paying Zheng Ge during the course of the Bronx product recall.

8.             Loan Agreements

As previously reported, on February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”). Pursuant to those Agreements, Elkhorn has made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 and has purchased a total of 6,250,000 shares of the Company’s common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Security Agreement. As security for the performance of their respective obligations under the Elkhorn Loan Agreement and the Debt Related Agreements, the Company and CWT have entered into a security agreement (the “Security Agreement”) granting Elkhorn a first priority perfected security interest in all of their assets, including their intellectual property rights. The Security Agreement provides that, on the occurrence and during the continuance of an Event of Default, whether by the Company or CWT, Elkhorn will become entitled to take possession of and to sell the assets of the Company and CWT to the extent necessary to recover the amounts due Elkhorn under the Loan Agreement and any other amounts that may be due and payable to Elkhorn under any of the Debt Related Agreements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

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

Elkhorn Stock Purchase Agreement

Concurrently with the Company’s entry into the Loan Agreement, the Company and Elkhorn entered into the Elkhorn SPA. Pursuant to that Agreement, the Company sold 6,250,000 shares of its common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. As noted above, that purchase price compares to an average per share closing price for Comarco’s shares of $0.14 during the five trading days immediately preceding the sale of the shares to Elkhorn, and an average per share closing price of $0.158 for the 29 trading days that that began on January 1, 2013 and ended on February 8, 2013.

The purchase price of $0.16 per share paid by Elkhorn for those shares was determined by arms-length negotiations between Elkhorn and the members of a special committee of the Company’s Board of Directors, comprised of three of the directors who have no affiliation with Elkhorn and no financial interest, other than their interests solely as shareholders of the Company, in either the loan or share transactions with Elkhorn. That per share purchase price was determined based on a number of factors, including the Company’s inability, notwithstanding its best efforts, to raise additional capital from other prospective institutional investors during the six month term of the Broadwood Loan and the recent trading prices of the Company’s shares in the over-the-counter market.

Senior Secured Six Month Term Loan Agreement with Broadwood Partners L.P. (“Broadwood”)

The Company entered into a Senior Secured Six Month Term Loan Agreement dated July 27, 2012 (the “Loan Agreement”) with Broadwood, a significant shareholder of the Company.

Pursuant to that Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Loan”) to the Company and to CWT, as co-borrower. The loan bore interest at 5% per annum, ranked senior in right of payment to all other indebtedness of the Company and was due and payable in full on January 28, 2013. The Company originally intended to repay the Loan and accrued interest from the $3.0 million in proceeds that was expected to be received from Broadwood in the fourth quarter of fiscal 2013, pursuant to the Broadwood Stock Purchase Agreement (“Broadwood SPA”). As consideration for the Loan and Broadwood’s entry into the SPA, on July 27, 2012 the Company issued stock purchase warrants (the “Warrants”) to Broadwood entitling it to purchase up to a total of 1,704,546 shares of the Company’s common stock (the “Warrant Shares”), at a price of $1.00 per Warrant Share, at any time through July 2020.

On January 28, 2013, the maturity date of the loan, the Company was informed by Broadwood, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase the Company’s shares pursuant to the Broadwood SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase and, therefore, the Company would have to repay the loan in cash. The Company’s position is that, contrary to Broadwood’s assertions, all of the conditions under the SPA had been satisfied, and Broadwood’s refusal to purchase 3,000,000 shares of Company common stock, at the price of $1.00 per share, constituted a material breach by Broadwood of its obligations under the Broadwood SPA. As a result, as of the date of filing this report, the Company has not issued any of the 1,000,000 Additional Warrant Shares to Broadwood and each party has reserved its rights under and with respect to the Broadwood SPA and the Broadwood Warrants.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

During the first quarter of fiscal 2014, the Company repaid the amounts outstanding under the Broadwood Loan Agreement in full from the Elkhorn proceeds described above.

9.             Fair Value Measurements

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during fiscal 2014. Our fair value measurements at the April 30, 2013 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	April 30, 2013	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$3,857	$--	$--	$3,857

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 8 utilizing the Monte Carlo simulation model:

April 30, 2013
Risk free interest rate	1.16%
Average expected life (years)	7.24
Expected volatility	109.72%
Expected dividends	None

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with the derivative liabilities associated with our Elkhorn Loan as described in Note 8 utilizing the Monte Carlo simulation model:

April 30, 2013
Risk free interest rate	0.17%
Average expected life (years)	1.59
Expected volatility	172.57%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments since January 31, 2013 (in thousands):

	January 31, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	April 30, 2013

Derivative liabilities	$2,466	$624	$767	$3,857

10.           Commitments and Contingencies

Purchase Commitments with Suppliers

We generally issue purchase orders to our suppliers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accepting delivery of materials pursuant to our purchase orders subject to various contract provisions that allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our suppliers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, consolidated results of operations, and financial position. Our fixed purchase commitments at June 3, 2013 totaled approximately $1.1 million.

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

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood (See Note 8) could result in a change of control for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a change of control occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(UNAUDITED)

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn during the first quarter of fiscal 2014 (see Note 8), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of for purposes of the severance compensation agreements. Each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements as a result of the change in Elkhorn’s beneficial ownership of the Company.

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

Forward-looking statements in this report include those related to our objectives; our products and the availability of future products; our future strategies, sales, revenues, and costs; the timing of fulfillment of purchase orders and completion of projects; demand for our products; and the sufficiency of our cash and cash equivalent balances. Many risk factors and uncertainties may cause our actual financial results to differ materially from those discussed in any such forward-looking statements. Those risk factors and uncertainties include, but are not limited to: the risk that we will be unable to continue our business as a going concern if our internally generated cash flows are not sufficient to fund our operations and we are unable to obtain funds from external sources to make up the resulting cash shortfall; deterioration or loss of our relationship with Lenovo, our principal customer; the impact of general economic and retail uncertainty and perceived or actual weakening of economic conditions on customers’ and prospective customers’ spending on our products; quarterly and seasonal fluctuations in our revenue or other operating results; fluctuations in the demand for our products and the fact that a significant portion of our revenue is derived from one customer, Lenovo, the loss of whom would materially and adversely affect our revenues and prevent us from funding our operations in the future; unexpected difficulties and delays associated with our efforts to achieve higher sales volumes for our ChargeSource® products or to obtain cost reductions, including risks related to market acceptance of our products; failure to accurately forecast customer demand and the risk that our customer may cancel their orders, change production quantities or delay production; the fact that our products are complex and have short life cycles and the average selling prices of our products will likely decrease over their sales cycles; disruptions in our relationships with our suppliers; failure to meet financial expectations of analysts and investors; risks related to our ability to meet contractual and technical commitments with our customer; activities by us and others regarding protection of intellectual property; competitors’ release of competitive products and other actions; product recalls and product liability claims; the loss of key employees; and costs and potential adverse determinations in pending litigation. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans or that our future financial results or outcomes, as set forth in the forward looking statements in this report will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed elsewhere in this quarterly report on Form 10-Q, the risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2013, those contained in the Company’s other filings with the SEC, and those set forth above.

Going Concern Qualification

The Company has experienced pre-tax losses from operations for the first fiscal quarters of fiscal 2014 and fiscal 2013 totaling $634,000 and $712,000, respectively. The Company also has negative working capital and uncertainties surrounding the Company’s future ability to obtain borrowings and raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended April 30, 2013:

●

On February 11, 2013, we entered into a Secured Loan Agreement (the “Loan Agreement”) with Elkhorn Partners Limited Partnership (“Elkhorn”). Pursuant to the Loan Agreement, on February 11, 2013, Elkhorn made a $1,500,000 senior secured term loan (the “Loan”) to us.  The Loan bears interest at 7% per annum for the first year; increasing to 8.5% per annum thereafter, ranks senior in right of payment to all of our other indebtedness, is secured by a first priority security interest in all of the assets of Comarco and CWT, and is due and payable in full on November 30, 2014. See Note 8 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements.

●

Concurrent with the execution of the Loan Agreement, Elkhorn entered into a Stock Purchase Agreement with us (the “Stock Purchase Agreement”). Pursuant to that Stock Purchase Agreement, we sold 6,250,000 shares of our common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. The purchase price of $0.16 per share paid by Elkhorn for those shares was determined by arms-length negotiations between Elkhorn and the members of a special committee of our Board of Directors, comprised of three of the directors who have no affiliation with Elkhorn and no financial interest, other than their interests solely as our shareholders, in either the loan or share transactions with Elkhorn. See Note 8 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Stock Purchase Agreement and certain related agreements.

●

As a result of our sale of the 6,250,000 shares of common stock to Elkhorn pursuant to the Elkhorn Stock Purchase Agreement, Elkhorn’s beneficial ownership has increased from approximately 9% to approximately 49% of our outstanding voting stock, making Elkhorn our largest shareholder.

●

On January 28, 2013, Broadwood Partners, L.P. (“Broadwood”) informed us of its position that one or more of the conditions precedent to its obligation to purchase shares of our common stock pursuant to the SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase. See Note 8 to our condensed consolidated financial statements contained elsewhere in this report for additional information.

●

On July 28, 2012, our Board of Directors appointed Mr. Louis Silverman to the board and as Chairman of the Board. Mr. Silverman has a track record of turning business opportunities into successful companies with significant revenue and profit growth, resulting in substantial shareholder value creation.

●

On July 27, 2012, we entered into a Senior Secured Six Month Term Loan Agreement (the “Prior Loan Agreement”) with Broadwood, a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. Broadwood is a significant shareholder of the Company. Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Prior Loan”) to us.  The Prior Loan was repaid on February 11, 2013 from the proceeds received from the Elkhorn Loan and stock purchase described above. See Note 8 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Prior Loan Agreement.

●

Revenue for the first quarter of fiscal 2014 decreased to $1.4 million compared to $2.2 million for the first quarter of fiscal 2013. The decrease is attributable to a reduction in revenue from Lenovo, our only significant customer. The first quarter of fiscal 2013 revenue was positively impacted by increased product shipments to Lenovo in response to a supply chain disruption during the fourth quarter of fiscal 2012.

●

We are focused on preserving our cash balances by monitoring expenses, identifying costs savings, and investing only in those strategies that we believe will most likely contribute to our profitability. Specifically, we are focused on pursuing opportunities to expand, protect, and monetize the intellectual property contained in our extensive patent portfolio.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2013.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2013 and 2012:

Revenue

	Three Months Ended April 30,
	2013		2012		2013 over 2012 % Change
	(In thousands)
		% of Revenue		% of Revenue
Revenue	$1,413	100%	$2,201	100%	(36%	)

Operating loss	$(634)		$(712)
Net loss	$(1,474)		$(712)

Revenue by Geographic Region

	Three Months Ended April 30,
	2013	2012	2013 over 2012 % Change
	(In thousands)

Revenue:
North America	$46	$41	12%
Asia	1,364	2,155	(37%	)
Other	3	5	(40%	)
	$1,413	$2,201	(36%	)

The revenue by geographic region is determined by the ship to address. Sales to Lenovo, our only significant customer, ship to a fulfillment center in China, but their customers, the end-users of our products, are located domestically, as well as internationally.

Revenue by Customer

	Three Months Ended April 30,
	2013	2012	2013 over 2012 % Change
	(In thousands)

Revenue:
Dell	$—	$52	(100%	)
Lenovo	1,378	2,137	(36%	)
Other	35	12	192%
	$1,413	$2,201	(36%	)

Revenue

The decrease in revenue of $0.8 million for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 is primarily attributable to a reduction in revenue generated from Lenovo, who is currently our only significant customer. Revenue from shipments to Lenovo decreased $0.8 million or 36 percent in the first quarter of fiscal 2014 compared to the corresponding prior year period. The decrease in the first quarter of fiscal 2014 relates, in part, to our filling in the first quarter of fiscal 2013 a prior year backlog created by a supply chain disruption that occurred in the fourth quarter of fiscal 2012. Also, as previously announced, we decided to exit the Dell business due to low sales volumes and thin product margins.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,
	2013		2012		2013 over 2012 % Change
	(In thousands)
		% of Total		% of Total
Cost of revenue:
Product costs	$960	86%	$1,492	80%	(36%	)
Fixed supply chain overhead	160	14%	242	13%	(34%	)
Inventory reserve and scrap charges	—	—	135	7%	(100%	)
	$1,120	100%	$1,869	100%	(40%	)

	Three Months Ended April 30,
	2013	2012	2013 over 2012 ppt Change

Gross margin	21%	15%	6

The first quarter of fiscal 2014 decrease in cost of revenue of $0.7 million compared to the first quarter of fiscal 2013 was attributable to several factors. The decline in product costs of 36 percent in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 compares to the corresponding decline in revenue of 36 percent. During the first quarter of fiscal 2014, our fixed supply chain overhead decreased by $0.1 million or 34 percent. This decrease is a result of continued cost cutting measures. The fiscal 2013 inventory reserve charge relates primarily to slow-moving inventory. We incurred no similar charge during the first quarter of fiscal 2014.

Operating Costs and Expenses

	Three Months Ended April 30,
	2013		2012		2013 over 2012 % Change
	(in thousands)
Operating expenses:		% of Revenue		% of Revenue
Selling, general, and administrative expenses, excluding corporate overhead	$18	1%	$65	3%	(72%)
Corporate overhead	630	45%	438	20%	44%
Engineering and support expenses	279	20%	541	25%	(48%)
	$927	66%	$1,044	47%	(11%)

Selling, general, and administrative expenses decreased by approximately $47,000 during the first quarter of fiscal 2014, compared to the same period of the prior year. We have no employees in our sales and marketing department, but during fiscal 2013 we utilized various consultants who were focused on digital media and search engine optimization to assist us with generation of sales on our retail website www.chargesource.com, which was launched in the fourth quarter of fiscal 2012. During the first quarter of fiscal 2014, the expenses incurred relate mostly to samples for new product for our customer, Lenovo.

Corporate overhead generally consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The increase in corporate overhead of $0.2 million during the first quarter of fiscal 2014 compared to the same period of the prior year relates primarily to increased legal fees primarily associated with our ongoing Chicony litigation.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The engineering costs decreased approximately $0.3 million in the first quarter of the current year compared to the first quarter of fiscal 2013 primarily as a result of decreased legal fees of $0.2 million incurred in connection with our ongoing Kensington litigation and intellectual property matters as well as a reduction in personnel costs of approximately $52,000.

Interest Expense

The current year interest expense relates to accrued interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. We had no similar expenses in the first quarter of the prior fiscal year.

Loss Due to Change in Fair Value of Derivative Liabilities

For the three months ended April 30, 2013, we reported an increase in the fair value of our derivative liabilities of approximately $0.8 million (See Note 9 to our condensed consolidated financial statements contained elsewhere in this report). We incurred no similar expenses during the first quarter of the prior fiscal year.

Other income (expense), net

Other income, net, generally consists primarily of interest income earned on invested cash balances. Our cash balances yielded negligible interest earnings during the first quarter of fiscal 2014 and 2013. However, during the first quarter of fiscal 2014 we received $5,000 in proceeds from the State of California from funds that had previously been escheated to the state.

Income Tax Benefit

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Additionally, based upon a preliminary review, it appears that a Section 382 ownership change may have occurred during fiscal 2014 as a result of the Elkhorn SPA as discussed in Note 8 to our condensed consolidated financial statements contained elsewhere in this report. The effect of this ownership change may limit the utilization of our net operating loss carryforwards and research and experimentation credits to an annual amount of approximately $40,000. Due to the losses incurred during the first quarter of fiscal 2014, the adjusted net deferred tax assets remain fully reserved as of April 30, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2013 increased $0.3 million to $0.4 million as compared to $0.1 million at January 31, 2013. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Three Months Ended April 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(255)	$(718)
Investing activities	(4)	(35)
Financing activities	530	—

Operating Activities

Cash used in operating activities of $0.3 million for the first quarter of fiscal 2014 was primarily attributable to our net loss of $1.5 million, offset by the increase in the value of our derivative liabilities of $0.8 million. Additionally, our accounts payable and accrued liabilities increased by $0.7 million, and our receivables increased by $0.2 million.

Cash used in operating activities of $0.7 million for the first quarter of fiscal 2013 was primarily attributable to our net loss of $0.7 million. Additionally, our accounts payable and accrued liabilities increased by $1.6 million, and our receivables increased by $2.0 million and our inventory decreased by $0.5 million due to higher sales volume compared to the fourth quarter of fiscal 2012.

Investing Activities

During the first quarter of fiscal 2014 and 2013 we purchased $4,000 and $35,000, respectively, of property and equipment, primarily tooling and other equipment used by our contract manufacturers and engineers for the manufacture and design of our ChargeSource® products.

Financing Activities; Loan Agreements

On February 11, 2013, we and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements (collectively, the “Elkhorn Agreements”). Pursuant to those agreements, Elkhorn made a $1.5 million senior secured loan to us with a maturity date of November 30, 2014 (the “Elkhorn Loan”) and purchased a total of 6,250,000 shares of our common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. On February 11, 2013, we used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan.

On July 27, 2012, we entered into a Senior Secured Six Month Term Loan Agreement (the “Broadwood Loan Agreement”) with Broadwood.

Pursuant to the Broadwood Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Broadwood Loan”) to us. The Broadwood Loan bore interest at 5% per annum, ranked senior in right of payment to all of our other indebtedness, was secured by a first priority security interest granted to Broadwood in all of our assets, and was due and payable in full on January 28, 2013. The Broadwood Loan was paid in full on February 11, 2013 with debt and equity financing secured from Elkhorn.

Future Operations and Liquidity Requirements for the Next 12 Months

As of April 30, 2013, we had negative working capital of approximately $6.4 million, of which $3.9 million relates to the fair value of derivative liabilities. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to increase sales, effectively manage operating expenses, successfully conclude and /or prevail in our ongoing litigation and raise additional funds, through either debt and/or equity financing to meet our cash requirements during the next twelve months. No assurance can be given, however, that we will be successful in meeting those operating objectives or cash requirements. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and shareholders may lose all or part of their investment in our common stock. The consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty.

There are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

●	Our continued relationship with our primary customer Lenovo;

●	The cost and outcome of ongoing litigation with our former contract manufacturer of the Bronx product, the subject of a product recall, and with Kensington, the maker of competitive power adapters;

●	Our ability to raise additional debt or equity financing;

●	Our future retail sales of our ChargeSource® products generated from our website www.chargesource.com;

●	Our patent enforcement efforts;

●	The outcome of our dispute with Broadwood; and

●	The ability of our contract manufacturers to manufacture our products at the level currently anticipated, and the ability of our products to meet any required specifications.

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

If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and shareholders may lose all or part of their investment in our common stock. The consolidated financial statements included in this report do not reflect any adjustments related to the outcome of this uncertainty.

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

Under the direction and participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013, the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013 due to the continuing ineffectiveness of our internal controls over financial reporting discussed below.

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

Our management has concluded that, as of April 30, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff, which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal quarter ended April 30, 2013 did not result in any particular deficiency in our financial reporting for the fiscal quarter ended April 30, 2013, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to either raise additional capital or improve our working capital position to allow us to hire additional staff.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2013, as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2013.

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

______________

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

COMARCO, INC.

Date: June 14, 2013	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2013	/s/ ALISHA K. CHARLTON
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

______________

*

The XBRL–related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Exchange Act of 1933 or the Securities Exchange Act of 1934.