Form 10-Q
period 2013-07-31
COMARCO INC
filed 2013-09-16
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended

JULY 31, 2013

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	√

The registrant had 14,259,839 shares of common stock outstanding as of September 12, 2013.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	July 31, 2013 (Unaudited)	January 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$92	$104
Accounts receivable due from customers, net of reserves of $0	1,505	1,307
Accounts receivable due from suppliers, net of reserves of $36 at July 31, 2013 and $24 at January 31, 2013	733	1,132
Inventory, net of reserves of $682 at July 31, 2013 and $631 at January 31, 2013	406	466
Other current assets	25	—
Total current assets	2,761	3,009
Property and equipment, net	89	120
Restricted cash	82	82
Total assets	$2,932	$3,211

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,378	$3,688
Accrued liabilities	1,661	1,789
Loan payable	—	2,000
Derivative liabilities	3,807	2,466
Total current liabilities	9,846	9,943
Deferred rent, net of current portion	41	42
Loan payable, net of discount of $496	1,003	—
Total liabilities	10,890	9,985

Commitments, Contingencies, and Subsequent Events

Shareholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2013 and at January 31, 2013, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,259,839 and 7,635,039 shares issued and outstanding at July 31, 2013 and at January 31, 2013, respectively	1,426	764
Additional paid-in capital	15,999	15,577
Accumulated deficit	(25,383)	(23,115)
Total shareholders’ deficit	(7,958)	(6,774)
Total liabilities and shareholders’ deficit	$2,932	$3,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012

Revenue	$1,507	$1,681	$2,920	$3,883
Cost of revenue (1)	1,341	(127)	2,462	1,742
Gross profit	166	1,808	458	2,141

Selling, general, and administrative expenses	589	897	1,236	1,401
Engineering and support expenses	320	703	599	1,244
	909	1,600	1,835	2,645

Operating income (loss)	(743)	208	(1,377)	(504)
Interest expense, net	100	55	177	55
Gain (loss) due to change in fair value of derivative liabilities	51	—	(717)	—
Other income, net	—	—	5	—

Income (loss) before income taxes	(792)	153	(2,266)	(559)
Income tax expense	(2)	(2)	(2)	(2)

Income (loss) from continuing operations	(794)	151	(2,268)	(561)

Basic and diluted income (loss) per share:	$(0.06)	$0.02	$(0.16)	$(0.07)

Weighted average common shares outstanding:
Basic	14,260	7,585	14,210	7,508
Diluted	14,260	7,608	14,210	7,508
Common shares outstanding	14,260	7,611	14,260	7,611

(1) See Note 11

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,268)	$(561)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	40	54
Loss on retirement of property and equipment	—	11
Stock-based compensation	54	75
Amortization of loan discount	127	—
Provision (recovery) related to doubtful accounts receivable	12	(32)
Provision for obsolete inventory	52	(630)
Change in fair value of derivative liabilities	717	—
Supplier settlement	—	(1,443)
Changes in operating assets and liabilities:
Accounts receivable due from customers	(198)	(739)
Accounts receivable due from suppliers	387	(393)
Inventory	8	634
Other assets	(25)	10
Accounts payable	690	886
Accrued liabilities	(128)	876
Deferred rent	(1)	3
Net cash used in operating activities	(533)	(1,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(40)
Net cash used in investing activities	(9)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	1,500	2,000
Loan repayment	(2,000)	—
Net proceeds from common stock issued	1,030	—
Net cash provided by financing activities	530	2,000

Net increase (decrease) in cash and cash equivalents	(12)	711
Cash and cash equivalents, beginning of period	104	908
Cash and cash equivalents, end of period	$92	$1,619

Noncash investing and financing activities:
Loan discount recorded in connection with issuance of warrants	$—	$1,365
Debt discount recorded upon issuance of convertible loan	$624	$—
Issuance of common stock upon the vesting of restricted stock units	$19	$22

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes, net of refunds	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             Organization

Comarco, Inc., through its wholly-owned subsidiary Comarco Wireless Technologies, Inc. (collectively, “we,” “our,” “Comarco,” “us,” or the “Company”), is a developer and designer of innovative technologies and intellectual property currently used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”), which was incorporated in the state of Delaware in September 1993. Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971 when it was spun-off from Genge Industries, Inc.

Our business has historically targeted the needs of today’s mobile culture by providing innovative charging solutions for the myriad of battery powered devices used by nearly all consumers today. Our innovative technology allows the consumer to charge multiple devices from a single charger, eliminating the need to carry multiple chargers while traveling. This technology was developed by Comarco and we own an extensive patent portfolio related to this technology. Our patent portfolio is the result of years of research and development to provide charging solutions. During the current fiscal year, we have expanded our patent portfolio, while concurrently exploring other ways to capitalize on our patent portfolio.

2.             Current Developments, Future Operations, Liquidity and Capital Resources

We have experienced substantial operating losses for the six months ended July 31, 2013 and 2012 totaling $1.4 million and $504,000, respectively. The condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our growing portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

Our business during fiscal year 2013 and 2014 to date was almost entirely driven by sales of our products to Lenovo Information Products Co., Ltd. (“Lenovo”). However, as previously announced in a Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 22, 2013, Lenovo notified us of their intention to cease offering Comarco’s Constellation product, the power adapter Comarco designed and developed for Lenovo, to its corporate clients. We currently estimate that we will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter. As a result of this decision by Lenovo, we anticipate that we will generate no or de minimus revenue subsequent to the delivery of these final unit sales. The loss of Lenovo will have a material adverse impact on our future results of operations. We have begun reducing and/or eliminating certain operating expenses to minimize future losses and cash burn. Our near term objectives include an orderly wind-down of the Lenovo relationship and a focus on preserving our ability to conclude our ongoing litigation with Chicony Power Technology, Co. Ltd. (“Chicony”). (See Note 11 for a description of the Chicony litigation).

A positive outcome in our ongoing litigation with Chicony and ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”), described in Note 11, if such an outcome were realized, could not only reduce our accumulated deficit, but could also provide us with a cash infusion. Conversely, a negative outcome or prolonged resolution to our ongoing litigation with either Chicony or Kensington could negatively impact our financial condition and we may not be able to continue as a going concern. However, the outcome of our ongoing litigation matters is not determinable as of the date of filing this report.

Our extensive patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through enforcement.

We had negative working capital totaling approximately $7.1 million at July 31, 2013, of which $3.8 million relates to the fair value of derivative liabilities. In order for us to conduct our business for the next twelve months, to continue operations thereafter and to be able to discharge our liabilities and commitments in the normal course of business, we must raise additional funds, through either debt and/or equity financing to meet our working capital needs. Although we are currently seeking other forms of financing, we cannot be certain we will be able to secure additional financing on terms acceptable to us, or at all. There is no assurance that we will succeed in doing so and if we are not successful in raising additional funds, we may have to evaluate other alternatives or partially, or entirely, cease our operations.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

3.             Summary of Significant Accounting Policies

The accompanying condensed consolidated balance sheet as of January 31, 2013, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of July 31, 2013 and its consolidated results of its operations and cash flows for the three and six months ended July 31, 2013 and 2012. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its 2013 10-K for its fiscal year ended January 31, 2013 (the “2013 10-K”), which was filed with the SEC on April 30, 2013 and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 31, 2013. The consolidated results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2014 or any other interim period during such year.

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Basis of Presentation

The interim condensed consolidated financial statements of Comarco included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2013. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2014.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accounts Receivable Due from Suppliers

Historically, we were able to source components locally that we would later sell to our contract manufacturers (“CMs”), who build the finished goods, and other suppliers. This is especially the case when new products are initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (“Power,” formerly Flextronics Electronics), the CM who builds the product we sell to our only significant customer, Lenovo Information Products Co., Ltd. (“Lenovo”), changed. Prior to fiscal 2013, we sourced few components in the bill of material. In fiscal 2013, we began procuring all of the component parts in the bill of material.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation of long-lived assets, allowance for doubtful accounts, reserves for inventory obsolescence, reserves for estimated warranty costs, valuation allowances for deferred tax assets, valuation of derivative liabilities and determination of stock-based compensation.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications have no effect on previously reported results of operations or accumulated deficit.

Impairment or Disposal of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We did not recognize any impairment charges during the three or six months ended July 31, 2013.

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants previously issued to Broadwood Partners, L.P. (“Broadwood”) contain provisions that adjust the exercise price in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.3 million and a corresponding discount to the underlying loan payable (see Note 9).

Additionally, during the first quarter of fiscal 2014 we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price may be adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Notes 9 and 10).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a loan payable, and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities discussed below. The fair value of the derivative liabilities, which are comprised of the warrants issued/issuable to Broadwood, as well as the estimated value of the conversion feature of the Elkhorn loan, at July 31, 2013 was $3.8 million. Derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our condensed consolidated statement of operations. Legal expenses included in engineering and support expenses for the three and six months ended July 31, 2013 totaled $150,000 and $277,000, respectively. Legal expenses included in engineering and support expenses for the three and six months ended July 31, 2012 totaled $464,000 and $773,000, respectively. The decreases in the current year relate primarily to the varying service level requirements of our ongoing Kensington litigation. All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our condensed consolidated statement of operations. Legal expenses included in selling, general, and administrative expenses for the three and six months ended July 31, 2013 totaled $259,000 and 533,000, respectively. Legal expenses included in selling, general, and administrative expenses for the three and six months ended July 31, 2012 totaled $362,000 and $380,000, respectively.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Total stock-based compensation expense	$27	$36	$54	$75

Impact on basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.01

The total compensation cost related to nonvested awards not yet recognized is approximately $29,000, which will be expensed over a weighted average remaining life of 3 months.

During the three and six months ended July 31, 2013, no stock awards were granted. During the three and six months ended July 31, 2012, 0 and 300,000 restricted stock units were granted. The fair value of the restricted stock units granted during the six months ended July 31, 2012 was estimated using the stock price on the date of the grant of $0.16 and a forfeiture rate of 10.6 percent.

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

In the aggregate, Comarco has stock-based compensation plans under which outside directors, consultants, and employees are eligible to receive stock options and other equity-based awards. The stock option plans provide that officers, key employees, directors and consultants may be granted options to purchase up to 2,675,000 shares of common stock of the Company at not less than 100 percent of the fair market value at the date of grant, unless the grantee is a 10 percent shareholder of the Company, in which case the price must not be less than 110 percent of the fair market value.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to stock options granted under these plans for the six months ended July 31, 2013 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2013	764,500	$1.48
Options granted	—	—
Options canceled or expired	—	—
Options exercised	—	—
Balance, July 31, 2013	764,500	$1.48
Stock Options Exercisable at July 31, 2013	212,100	$4.00

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the six months ended July 31, 2013 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2013	304,326	$0.20
RSU’s granted	—	—
RSU’s canceled or expired	(112,700)	0.16
Common stock issued	(187,300)	0.16
Balance, July 31, 2013	4,326	$2.89

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

As of July 31, 2013, the stock awards outstanding have no aggregate intrinsic value, based on a closing market price of $0.19 per share on July 31, 2013. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2013:

			Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise/Grant Price	Number Exercisable	Weighted-Avg. Exercise/Grant Price
$ 0.40	to	1.20	683,500	7.88	$0.62	131,100	$1.10
2.89	to	4.90	19,326	3.59	4.45	15,000	4.90
8.08	to	10.43	66,000	2.02	9.56	66,000	9.56
			768,826	7.27 years	1.49	212,100	4.00

At July 31, 2013, shares available for future grants were 455,224.

5.             Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2013 and the six months ended July 31, 2012, basic and diluted loss per share for those periods were the same because the inclusion of potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potential common shares of 768,826 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2013, as the effect would have been antidilutive. Additionally, for the three and six months ended July 31, 2013 the 1,704,546 outstanding warrants issued to Broadwood and the 6,000,000 potential shares issuable to Elkhorn upon debt conversion, would have been anti-dilutive. Similarly, potential common shares of 330,000 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the six months ended July 31, 2012, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Basic:
Net income (loss)	$(794)	$151	$(2,268)	$(561)
Weighted average shares outstanding	14,260	7,585	14,210	7,508
Basic income (loss) per share	$(0.06)	$0.02	$(0.16)	$(0.07)

Diluted:
Net income (loss)	$(794)	$151	$(2,268)	$(561)
Weighted average shares outstanding	14,260	7,585	14,210	7,508
Effect of dilutive securities – stock options	—	23	—	—
Weighted average shares used in the calculation of diluted earnings (loss) per share	14,260	7,608	14,210	7,508
Diluted earnings (loss) per share	$(0.06)	$0.02	$(0.16)	$(0.07)

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.             Customer and Supplier Concentrations

Substantially all of the Company’s revenue is derived from a single customer, Lenovo. As discussed in Note 2 above, Lenovo has notified us of their intention to cease offering Comarco’s product to its customers. We currently estimate that we will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter, after which we do not expect to receive any further orders or revenue from Lenovo. The loss of Lenovo will have a material adverse impact on our future revenues and results of operations.

The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	Three Months Ended July 31,
	2013		2012
	(In thousands)
Total revenue	$1,507	100%	$1,681	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	1,476	98%	1,657	98%
	$1,476	98%	$1,657	98%

	Six Months Ended July 31,
	2013		2012
	(In thousands)
Total revenue	$2,920	100%	$3,883	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	2,854	98%	3,793	98%
	$2,854	98%	$3,793	98%

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either July 31, 2013 or January 31, 2013 are listed below (in thousands):

	July 31, 2013		January 31, 2013
Total gross accounts receivable due from customers	$1,505	100%	$1,307	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	1,480	98%	1,291	99%
	$1,480	98%	$1,291	99%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either July 31, 2013 or January 31, 2013 are listed below (in thousands).

	July 31, 2013		January 31, 2013
Total gross accounts receivable due from suppliers	$769	100%	$1,156	100%

Customer concentration:
Power Systems Technologies, Inc.	595	77%	1,008	87%
Zheng Ge Electrical Co., Ltd.	122	16%	122	11%
	$717	93%	$1,130	98%

The decrease in the receivables due from Power Systems Technologies, Inc. (“Power,” formerly Flextronics Electronics) is driven an increased frequency in payment which has caused a drop in the receivable balance as of July 31, 2013.

Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) was a tip supplier for one of our prior product offerings (referred to as the Bronx product), which was subject to a recall during 2010. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.

We expect to fully collect the accounts receivable balances as of July 31, 2013 due from Power in the normal course and expect to offset the receivables due from Zheng Ge from amounts owed, which are included in accrued liabilities in our consolidated balance sheet.

The companies comprising 10 percent or more of our gross accounts payable at either July 31, 2013 or January 31, 2013 are listed below (in thousands, except percentages).

	July 31, 2013		January 31, 2013
Total gross accounts payable	$4,378	100%	$3,688	100%

Accounts payable concentration:
Chicony Power Technology, Co. Ltd	1,100	25%	1,100	30%
Pillsbury Winthrop Shaw Pittman, LLP.	1,920	44%	1,614	44%
	$3,020	69%	$2,714	74%

Chicony was the manufacturer of the Bronx product, which was subject to a recall during 2010 and we are currently in litigation with Chicony (see Note 11). We have made no payments to this supplier during either fiscal 2014 or 2013. The outcome of such litigation is not determinable at this time and we do not know whether or not we will be obligated to pay this liability. If we prevail in this case, based upon our causes of action, it is likely we will be relieved of this liability. There is no assurance, however, as to the outcome of this litigation (see Note 11)

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (See Note 11). We have made no payments to Pillsbury during fiscal 2014.

A significant portion of our inventory purchases is derived from a limited number of contract manufacturers (“CM’s”) and other suppliers. The loss of one or more of our significant CM’s or suppliers could materially adversely affect our operations. For the three and six months ended July 31, 2013 four of our CM’s provided an aggregate of 80 and 66 percent, respectively, of total product costs. For the three and six months ended July 31, 2012 three of our CM’s provided an aggregate of 61 and 49 percent, respectively, of total product costs. During fiscal 2013, we began procuring all of the components included in the bill of materials for the product we sell to Lenovo. Prior to fiscal 2013, we procured the finished good directly from Power and they were responsible for procuring the components.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.             Inventory

Inventory, net of reserves, consists of the following (in thousands):

	July 31, 2013	January 31, 2013
Raw materials	$328	$397
Finished goods	78	69
	$406	$466

As of July 31, 2013 and January 31, 2013, approximately $780,000 and $720,000 of total gross inventory, respectively, was located at our corporate headquarters. The remaining balance is currently located at various contract manufacturer locations in Asia and at a third party inventory warehouse for our customer, Lenovo.

8.             Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31, 2013	January 31, 2013
Accrued payroll and related expenses	$124	$147
Uninvoiced materials and services received	1,069	1,269
Accrued legal and professional fees	167	169
Accrued interest expense	50	62
Accrued warranty	68	68
Other	183	74
	$1,661	$1,789

At July 31, 2013, approximately $0.8 million or 72 percent of total uninvoiced materials and services of $1.1 million, included in accrued liabilities, were payable to Power, Shenzhen Teamspower Electronics Company and Zheng Ge. At January 31, 2013, approximately $1.1 million or 85 percent of total uninvoiced materials and services of $1.3 million, included in accrued liabilities, were payable to Power and Zheng Ge. We ceased paying Zheng Ge during the course of the Bronx product recall (see Note 6).

9.             Loan & Related Agreements

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

The Elkhorn Loan Agreement provides that if and to the extent the Company does not pay the Elkhorn Loan in full by its Maturity Date, then, Elkhorn will have the right, at its option (but not the obligation), to convert the then unpaid balance of the Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price is subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement. This conversion feature creates a derivative liability that is described in Note 10.

The Elkhorn Loan Agreement contains customary representations and warranties of and affirmative and negative covenants on the part of the Company and CWT. The Agreement also provides that the Elkhorn Loan, together with accrued interest, will become immediately due and payable upon the occurrence of an Event of Default, which is defined in the Loan Agreement to include each of the following, among others: (i) a failure of the Company to pay the principal of or accrued interest on the Loan which continues unremedied for three calendar days (except that such grace period shall not apply to amounts due at the Maturity Date of the Loan), (ii) the Company or CWT commits a breach of any of their other material obligations under the Loan Agreement or under any of the Debt Related Agreements (described below) and the breach which remains uncured for a period ranging from 15 days to 30 days (depending on the nature of the breach) following receipt of notice of the breach from Elkhorn; (iii) any of the representations or warranties of the Company or CWT contained in the Loan Agreement prove to have been untrue or incorrect in any material respect, (iv) the Company or CWT fails to pay indebtedness, as such term is defined in the Elkhorn Loan Agreement, in the amount of $200,000 or more owed to any other creditor, (v) one or more judgments are entered against the Company or CWT in an aggregate amount of $200,000 or more, which are not satisfied, discharged, stayed or bonded against within the succeeding 30 days, and (vi) the filing by the Company of a voluntary petition in bankruptcy or the Company’s failure to obtain the dismissal, within 60 days, of an involuntary petition filed against it in bankruptcy, or a receiver or liquidator is appointed over, or an attachment is issued against a substantial part of the assets of the Company or CWT, which in either case remains undismissed for the succeeding thirty (30) days.

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

10.          Fair Value Measurements

We follow FASB ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”) in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

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

Our fair value measurements at the July 31, 2013 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	July 31, 2013	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$3,807	$--	$--	$3,807

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 9 utilizing the Monte Carlo simulation model:

July 31, 2013
Risk free interest rate	2.00%
Average expected life (years)	6.99
Expected volatility	111.87%
Expected dividends	None

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with the derivative liabilities associated with our Elkhorn Loan as described in Note 9 utilizing the Monte Carlo simulation model:

July 31, 2013
Risk free interest rate	0.18%
Average expected life (years)	1.33
Expected volatility	153.04%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments since January 31, 2013 (in thousands):

	January 31, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	July 31, 2013

Derivative liabilities	$2,466	$624	$717	$3,807

11.          Commitments and Contingencies

Purchase Commitments with Suppliers

The Company generally issues purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company regularly provides significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company is committed to accepting delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. In the third quarter of fiscal 2014, we began the process of cancelling purchase orders beyond the forecasted unit volume contained in Lenovo’s rolling forecast upon the receipt of their notification that it will cease purchasing our product (see Note 2).

If the Company is unable to adequately manage its suppliers and cancel such commitments based upon Lenovo’s notification, it may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on the Company’s business, results of operations, and financial position.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood (see Note 9) could result in a change of control for purposes of the severance compensation agreements, each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements in the event that a change of control occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn during the first quarter of fiscal 2014 (see Note 9), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of for purposes of the severance compensation agreements. Each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements as a result of the change in Elkhorn’s beneficial ownership of the Company.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit expires on August 1, 2014.

Legal Proceedings and Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall in 2010, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On May 23, 2012, Chicony filed its First Amended Complaint increasing the payment it is seeking from $1.2 million to $1.7 million based on alleged component parts it purchased for the Bronx product, but was unable to use in any other products thereafter. On April 16, 2013, the court approved our first-amended cross-complaint, which adds intentional interference to our complaint and increases the damages we seek to at least $15.0 million. The trial date is currently set for October, 2013. In an effort to resolve this litigation before the previous trial date of April, 2013, we sent Chicony a settlement offer, which has since lapsed. During the fourth quarter of fiscal 2013, we received reimbursement of previously incurred legal fees in the amount of $0.4 million from our insurance carrier under a reservation of rights.

Subsequent to the end of the second quarter, on August 26, 2013, we entered into an agreement with our insurance carrier and received a one-time, lump-sum payment in exchange for a mutual release and the assumption of sole financial responsibility for any expenses related to this matter subsequent to August 31, 2013. The outcome of this matter is not determinable as of the date of the filing of this report. We have previously accrued $1.1 million for the possibility that we could incur a liability to Chicony should it prevail in the lawsuit.

On September 1, 2011, subsequent to receiving an infringement notification from us, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. The trial date is currently set for July, 2014. A number of these patents are currently the subject of re-examination proceedings initiated by Kensington or other third parties. This matter is ongoing and the outcome is not determinable, however if we do not prevail we will likely not obtain a license agreement to earn future license revenue from products sold by Kensington. Conversely, should we prevail the Company may be awarded a royalty which would generate license revenue to the Company in the future.

On March 6, 2012, we filed a lawsuit against EDAC Power Electronics Co. Ltd (“EDAC”) for breach of contract seeking payment of $2.5 million for the failure to deliver goods ordered by us in the time, place, manner and price indicated by each purchase order. As previously reported, the parties entered into a Settlement Agreement on July 24, 2012, ending the litigation between the parties. The settlement involved no cash payments by either of the parties, but allowed us to recover previously incurred product and freight costs and to discharge net liabilities of $1.4 million from our consolidated balance sheet that would otherwise have been due to EDAC had it prevailed in the lawsuit. The settlement resulted in a decrease to cost of revenue of $1.4 million.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

12. Subsequent Events

Management has evaluated events subsequent to July 31, 2013 through the date that the accompanying condensed consolidated financial statements were filed with the SEC for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

As previously announced in a Form 8-K filed with the SEC on August 22, 2013, Lenovo notified us of their intention to cease offering our Constellation product, the power adapter Comarco designed and developed for Lenovo, to its corporate clients. We currently estimate that we will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter. As a result of this decision by Lenovo, we anticipate that we will generate no or de minimus revenue subsequent to the delivery of these final unit sales. We have begun reducing and/or eliminating certain operating expenses to minimize future losses and cash burn. Additionally, we have begun the process of cancelling purchase orders beyond the forecasted unit volume contained in Lenovo’s rolling forecast upon the receipt of their notification. If we are unable to cancel such commitments based upon Lenovo’s notification, we may incur additional inventory expenses related to excess and obsolete inventory. As of the date of this filing we are unable to determine the amount, if any, of such excess and obsolete inventory.

As previously announced in a Form 8-K filed with the SEC on August 30, 2013, on August 26, 2013, we entered into an agreement (the “Agreement”) with our insurance carrier concerning their obligation to insure us in connection with our ongoing Chicony litigation.

In October 2012, our insurance carrier agreed to defend certain claims brought against us by Chicony, but did not agree to prosecute or pay for any claims we brought against Chicony. As a result, the defense of claims brought against us by Chicony have been handled by counsel appointed by our insurance carrier at their cost, with any claims we brought against Chicony handled by counsel appointed by us at our cost.

In July 2013, in response to our stated desire to have counsel appointed by us representing our consolidated interests across the entirety of our litigation with Chicony, we entered into discussions with our insurance carrier and subsequently entered into the Agreement as a means to achieve our desired representation goal.

Pursuant to the Agreement, our insurance carrier paid one hundred percent of our defense costs and fifty percent of our expert fees related to the Chicony litigation through August 31, 2013 and we received a one-time, lump-sum payment in exchange for a mutual release and the assumption of sole financial responsibility for any expenses related to our ongoing Chicony litigation subsequent to August 31, 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This report, including the following discussion and analysis, contains forward-looking statements within the meaning of federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements included in this report. Additionally, statements concerning future matters are forward-looking statements.

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

Forward-looking statements in this report include those related to our objectives; our ability to cancel certain open purchase orders and the orderly wind-down of our relationship with Lenovo; and the sufficiency of our cash and cash equivalent balances. Many risk factors and uncertainties may cause our actual financial results to differ materially from those discussed in any such forward-looking statements. Those risk factors and uncertainties include, but are not limited to: the risk that we will be unable to continue our business as a going concern if our internally generated cash flows are not sufficient to fund our operations and we are unable to obtain funds from external sources to make up the resulting cash shortfall; the impact of Lenovo’s notification of their intention to cease offering our products to its corporate clients; costs and potential adverse determinations in pending litigation; activities by us and others regarding protection of intellectual property. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans or that our future financial results or outcomes, as set forth in the forward looking statements in this report will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Going Concern Qualification

The Company has experienced pre-tax losses for the six months ended July 31, 2013 and 2012 totaling $2.2 million and $559,000, respectively. During the third fiscal quarter, the Company received notice from Lenovo that it intends to cease offering Comarco’s Constellation product to its corporate clients. The Company estimates that it will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter. The Company has negative working capital and uncertainties surrounding the Company’s future ability to generate revenue, obtain borrowings and raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Basis of Presentation

The condensed consolidated results of our operations presented in this report are not audited and those results are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2014 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended July 31, 2013:

●

On August 19, 2013, we received notification from Lenovo that it is ceasing the sales of the Constellation product, the power adapter Comarco designed and developed for Lenovo. We estimate we will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter. As a result of this notification, we anticipate that we will generate no or de minimus revenue subsequent to the delivery of these final unit sales which we anticipate will occur within our current fiscal year.

●

On February 11, 2013, we entered into a Secured Loan Agreement (the “Loan Agreement”) with Elkhorn Partners Limited Partnership (“Elkhorn”). Pursuant to the Loan Agreement, on February 11, 2013, Elkhorn made a $1,500,000 senior secured term loan (the “Loan”) to us.  The Loan bears interest at 7% per annum for the first year; increasing to 8.5% per annum thereafter, ranks senior in right of payment to all of our other indebtedness, is secured by a first priority security interest in all of the assets of Comarco and CWT, and is due and payable in full on November 30, 2014. See Note 9 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements.

●

Concurrent with the execution of the Loan Agreement, Elkhorn entered into a Stock Purchase Agreement with us (the “Stock Purchase Agreement”). Pursuant to that Stock Purchase Agreement, we sold 6,250,000 shares of our common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. The purchase price of $0.16 per share paid by Elkhorn for those shares was determined by arms-length negotiations between Elkhorn and the members of a special committee of our Board of Directors, comprised of three of the directors who have no affiliation with Elkhorn and no financial interest, other than their interests solely as our shareholders, in either the loan or share transactions with Elkhorn. See Note 9 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Stock Purchase Agreement and certain related agreements.

●

As a result of our sale of the 6,250,000 shares of common stock to Elkhorn pursuant to the Elkhorn Stock Purchase Agreement, Elkhorn’s beneficial ownership has increased from approximately 9% to approximately 49% of our outstanding voting stock, making Elkhorn our largest shareholder.

●

On January 28, 2013, Broadwood Partners, L.P. (“Broadwood”) informed us of its position that one or more of the conditions precedent to its obligation to purchase shares of our common stock pursuant to the SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase. See Note 9 to our condensed consolidated financial statements contained elsewhere in this report for additional information.

●

On July 28, 2012, our Board of Directors appointed Mr. Louis Silverman to the board and as Chairman of the Board. Mr. Silverman has a track record of turning business opportunities into successful companies with significant revenue and profit growth, resulting in substantial shareholder value creation.

●

On July 27, 2012, we entered into a Senior Secured Six Month Term Loan Agreement (the “Prior Loan Agreement”) with Broadwood, a partnership managed by Broadwood Capital, Inc., the general partner of Broadwood. Broadwood is a significant shareholder of the Company. Pursuant to the Loan Agreement, on July 27, 2012, Broadwood made a $2,000,000 senior secured six month loan (the “Prior Loan”) to us.  The Prior Loan was repaid on February 11, 2013 from the proceeds received from the Elkhorn Loan and stock purchase described above. See Note 9 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the Prior Loan Agreement.

●

We are currently analyzing and will continue to analyze a range of alternatives to preserve value for our stakeholders, including, but in no way limited to exploring additional investment and incremental financing from current and/or new investors, entering litigation partnerships with outside entities with regard to certain current previously disclosed and/or future litigation matters, the engagement of advisors to assist in exploring strategic options for the company as well as identifying potential partnerships for the purpose of monetizing some or all of the Company’s IP portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

Results of Operations – Continuing Operations

Revenue
(in thousands except % change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2013	2012	2013	2012	Three Months	Six Months

Revenue	$1,507	$1,681	$2,920	$3,883	(10%)	(25%)

Operating income (loss)	$(743)	$207	$(1,377)	$(504)
Net income (loss) from continuing operations	$(794)	$151	$(2,268)	$(561)

Revenue by Region
(in thousands except % change)

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year % Change
	2013	2012	2013	2012	Three Months	Six Months
Revenue:
North America	$87	$4	$133	$45	2,075%	196%
Europe	9	3	12	8	200%	50%
Asia	1,411	1,674	2,775	3,830	(16%)	(28%)
	$1,507	$1,681	$2,920	$3,883

Revenue by Customer
(in thousands except % change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2013		2011		2013		2012		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Dell	—	—	15	1%	—	—	67	2%	(100%)	(100%)
Lenovo	1,476	98%	1,657	99%	2,854	98%	3,793	97%	(11%)	(25%)
Other	31	2%	9	—	66	2%	23	1%	244%	187%
	$1,507	100%	$1,681	100%	$2,920	100%	$3,883	100%	(10%)	(25%)

Revenue for the three and six months ended July 31, 2013 decreased by $0.2 million, or 10 percent, and $1.0 million, or 25 percent, respectively, compared to the corresponding periods of fiscal 2013. Revenue from product sales to Lenovo decreased during the three and six months ended July 31, 2013, compared to the corresponding periods of the prior fiscal year. On August 19, 2013, we received notification from Lenovo of its intent to cease offering our products to its customers. We expect to ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter, after which we do not expect to receive any further orders or revenue from Lenovo. As previously discussed, we completed the wind down of our Dell business relationship in May 2012.

Cost of Revenue and Gross Margin

(in thousands except margin and % change)

	Three Months Ended July 31,					Six Months Ended July 31,					Year over Year % Change
	2013		2012			2013		2012			Three Months	Six Months
		% of Total		% of Total			% of Total		% of Total
Cost of revenue:
Product cost	$1,065	80%	$1,157	(911%	)	$2,026	82%	$2,649	152%		(8%)	(24%)
Supplier Settlement	—	—	(1,443)	1,136%		—	—	(1,443)	(83%	)	(100%)	(100%)
Supply chain overhead	189	14%	222	(175%	)	350	14%	464	27%		(15%)	(25%)
Inventory reserve and scrap charges	87	6%	(63)	50%		86	4%	72	4%		238%	18%
	$1,341	100%	$(127)	100%		$2,462	100%	$1,742	100%		1,156%	41%

	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year ppt Change
	2013	2012	2013	2012	Three Months	Six Months

Gross margin	11%	108%	16%	55%	(97)	(39)

Cost of revenue for the three and six months ended July 31, 2013 increased by $1.5 million, or 1,156 percent, and $0.7 million, or 41 percent, respectively, compared to the corresponding periods of fiscal 2013. The product cost decreases of 8 percent and 24 percent for the three and six months ended July 31, 2013 compared to the comparable periods of the prior fiscal year are consistent with the decreases in revenue. During the three months ended July 31, 2012 we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties. As a direct result of the settlement, the Company recovered previously incurred product and freight costs and reversed $1.4 million in net liabilities due to EDAC. No similar costs were incurred in the comparable periods of the current fiscal year. During the three and six months ended July 31, 2013, our supply chain overhead costs decreased by $33,000 and $114,000 or 15 percent and 25 percent, respectively, when compared to the supply chain overhead costs in the comparable prior year periods. These decreases were the result of continued cost cutting relating to personnel and other expenses. Although the second quarter of fiscal 2013 had a reserve recovery, the inventory reserve charges for the six months ended July 31, 2013 and 2012 are $86,000 and $72,000 respectively, and represent primarily reserves for slow- moving components.

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended July 31,				Six Months Ended July 31,				Year over Year % Change
	2013		2012		2013		2012		Three Months	Six Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses, excluding corporate overhead	$7	—	$45	2%	$24	1%	$110	3%	(84%)	(78%)
Corporate overhead	582	39%	852	51%	1,212	41%	1,291	33%	(32%)	(6%)
Engineering and support expenses	320	21%	703	42%	599	21%	1,244	32%	(54%)	(52%)
	$909	60%	$1,600	95%	$1,835	63%	$2,645	68%	(43%)	(31%)

Selling, general, and administrative (“SG&A”) expenses for the three and six months ended July 31, 2013 decreased $38,000, or 84 percent and $86,000, or 78 percent, respectively, compared to the corresponding periods of fiscal 2013. We have no employees in our sales and marketing department, but during fiscal 2013 we utilized various consultants who were focused on digital media and search engine optimization to assist us with generation of sales on our retail website www.chargesource.com, which was launched in the fourth quarter of fiscal 2012. During fiscal 2014, the expenses incurred relate mostly to samples for new product for our customer, Lenovo.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.3 million and $79,000 for the three and six months ended July 31, 2013, respectively, when compared to the corresponding periods of the prior fiscal year. The decreases relate primarily to a reduction in personnel and related costs of $129,000 and $208,000 for the three and six months ended July 31, 2013, respectively compared to the comparable periods of the prior fiscal year. Additionally, legal expenses relating to our ongoing Chicony litigation, which vary based upon the case activity, decreased approximately $149,000 for the three months ended July 31, 2013 and increased approximately $129,000 for the six months ended July 31, 2013 compared to the comparable periods of the prior year.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and six months ended July 31, 2013 decreased $0.4 million, or 54 percent, and $0.6 million, or 52 percent, respectively. The decrease in the current year primarily relates to decreased legal fees relating to the Kensington litigation and other patent infringement matters, which varies based upon case activity. These decreases account for $0.3 million and $0.5 million for the three and six months ended July 31, 2013, respectively, compared to the comparable periods of the prior fiscal year. Additionally, current year personnel costs declined in the current year compared to the prior year.

Interest Expense

The current year interest expense relates to accrued interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. During the second quarter of fiscal 2012 we expensed as incurred the $55,000 in loan fees related to the Loan Agreement with Broadwood.

During the third quarter of fiscal 2014, accrued interest in the amount of approximately $76,000 becomes due and payable under the terms of the Elkhorn Loan. If the Company is unable to make the required interest payment, or obtain a waiver, we may trigger an Event of Default under the Elkhorn Loan.

Loss Due to Change in Fair Value of Derivative Liabilities

For the three ended July 31, 2013, we reported a decrease in the fair value of our derivative liabilities of approximately $51,000. For the six months ended July 31, 2013, we reported an increase in the fair value of our derivative liabilities of approximately $0.7 million (See Note 10 to our condensed consolidated financial statements contained elsewhere in this report). We incurred no similar expenses during the prior fiscal year.

Other Income (loss), net

Other income, net, generally consists primarily of interest income earned on invested cash balances. Our cash balances yielded negligible interest earnings during the fiscal 2014 and 2013. However, during the first quarter of fiscal 2014 we received $5,000 in proceeds from the State of California from funds that had previously been escheated to the state.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first six months of fiscal 2014, the adjusted net deferred tax assets remain fully reserved as of July 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2013 decreased $12,000 to $92,000 as compared to $104,000 at January 31, 2013. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Six Months Ended July 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(533)	$(1,249)
Investing activities	(9)	(40)
Financing activities	530	2,000

Operating Activities

Cash used in operating activities was $533,000 for the six months ended July 31, 2013 and was driven by our operating loss of $1.4 offset by non-cash depreciation and stock based compensation of $40,000 and $54,000, respectively. Additionally, the Company had net cash collections form combined receivables of $189,000 and an increase on a combined basis of our accounts payable and accrued liabilities of $562,000.

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

Investing Activities

During the six months ended July 31, 2013 and 2012, we purchased $9,000 and $40,000, respectively, of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products.

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

Future Operations and Liquidity Requirements for the Next 12 Months

As of July 31, 2013, we had negative working capital of approximately $7.1 million, of which $3.8 million relates to the fair value of derivative liabilities. Additionally, during our third fiscal quarter, Lenovo notified us of its intention to cease offering Comarco’s Constellation product to its corporate clients. We currently estimate that we will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to successfully conclude and /or prevail in our ongoing litigation and raise additional funds, through either debt and/or equity financing to meet our cash requirements during the next twelve months. No assurance can be given, however, that we will be successful in meeting those operating objectives or cash requirements.

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

There are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

●	The timing and amount of final sales to Lenovo;

●	The cost and outcome of ongoing litigation with our former contract manufacturer of the Bronx product, the subject of a product recall, and with Kensington, the maker of competitive power adapters;

●	Our ability to raise additional debt or equity financing;

●	Our patent enforcement efforts;

●	The outcome of our dispute with Broadwood; and

We are currently analyzing and will continue to analyze a range of alternatives to preserve value for our stakeholders, including, but not limited to exploring additional investment and incremental financing from current and/or new investors, entering litigation partnerships with outside entities with regard to certain current previously disclosed and/or future litigation matters, the engagement of advisors to assist in exploring strategic options for the company as well as identifying potential partnerships for the purpose of monetizing some or all of the Company’s IP portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of July 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of July 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal quarter ended July 31, 2013 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us for products manufactured by Chicony.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million attributable to Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On May 23, 2012, Chicony filed its First Amended Complaint increasing the payment it is seeking from $1.2 million to $1.7 million based on alleged component parts it purchased for the Bronx product, but was unable to use in any other products thereafter. We filed a first-amended cross-complaint which was approved by the court on April 16, 2013, which adds intentional interference to our complaint and increases the damages to at least $15.0 million. The trial date is currently set for October, 2013. The outcome of this matter is not determinable as of the date of the filing of this report.

Acco Brands USA LLC (“Acco”) vs. Comarco Wireless Technologies, Inc., Case No. 5:11-cv-04378-HRL, U.S. District Court for the Northern District of California. On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products manufactured and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. The trial date is currently set for July, 2014. A number of these patents are currently the subject of re-examination proceedings initiated by Kensington or other third parties. This matter is ongoing and the outcome is not determinable as of the date of filing this report.

In addition to the matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business. The legal proceedings potentially cover a variety of allegations spanning our entire business. We are unable to predict the ultimate outcome of all such matters.

ITEM 1A.	RISK FACTORS

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2013 as well as any amendments thereto or additions and changes thereto contained in this quarterly report on Form 10-Q and any subsequent filings of quarterly reports on Form 10-Q. The disclosures in our annual report on Form 10-K, this quarterly report on Form 10-Q and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2013, except as set forth below.

If we are unable to establish a new customer relationship, we will have no customers and no or de minimus revenue after our final delivery of products to Lenovo.

As previously disclosed, on August 19, 2013, Lenovo notified us of their intention to cease offering Comarco’s Constellation product, the power adapter Comarco designed and developed for Lenovo, to its corporate clients. We currently estimate that we will ship the approximately 25,000 remaining units to Lenovo during our third fiscal quarter. As a result of this decision by Lenovo, we anticipate that we will generate no or de minimus revenue subsequent to the delivery of these final unit sales. The loss of Lenovo will have a material adverse impact on our future results of operations.

If we are unable to pay the accrued interest on the Elkhorn Loan pursuant to the terms of the loan agreement, or obtain a waiver from the lender, we could trigger an Event of Default under the Elkhorn Loan.

During the third quarter of fiscal 2014, accrued interest in the amount of approximately $76,000 becomes due and payable under the terms of the Elkhorn Loan. If the Company is unable to make the required interest payment, or obtain a waiver, we may trigger an Event of Default. If we are unable to remedy an Event of Default the Company may be required to cease operations.

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

______________

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

COMARCO, INC.

Date: September 16, 2013	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 16, 2013	/s/ ALISHA K. CHARLTON
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

______________

**

XBRL (Extension Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.