Form 10-Q
period 2013-10-31
COMARCO INC
filed 2013-12-13
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OCTOBER 31, 2013

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

The registrant had 14,684,165 shares of common stock outstanding as of December 12, 2013.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2013

PART I — FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	October 31, 2013	January 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$205	$104
Accounts receivable due from customers, net of reserves of $0	1,477	1,307
Accounts receivable due from suppliers, net of reserves of $36 at October 31, 2013 and $24 at January 31, 2013	598	1,132
Inventory, net of reserves of $631 at January 31, 2013	—	466
Other current assets	15	—
Total current assets	2,295	3,009
Property and equipment, net	15	120
Restricted cash	82	82
Total assets	$2,392	$3,211

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,394	$3,688
Accrued liabilities	1,487	1,831
Loan payable	—	2,000
Derivative liabilities	2,819	2,466
Total current liabilities	8,700	9,985
Convertible debt, net of discount of $418 at October 31, 2013	1,082	—
Total liabilities	9,782	9,985

Commitments and Contingencies

Shareholders’ Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2013 and at January 31, 2013, respectively	—	—
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,684,165 and 7,635,039 shares issued and outstanding at October 31, 2013 and at January 31, 2013, respectively	1,426	764
Additional paid-in capital	16,016	15,577
Accumulated deficit	(24,832)	(23,115)
Total shareholders’ deficit	(7,390)	(6,774)
Total liabilities and shareholders’ deficit	$2,392	$3,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012

Revenue	$1,508	$1,135	$4,429	$5,018
Cost of revenue (1)	1,567	929	4,029	2,672
Gross profit (loss)	(59)	206	400	2,346

Selling, general, and administrative expenses	203	903	1,440	2,303
Engineering and support expenses	69	640	668	1,884
	272	1,543	2,108	4,187

Operating loss	(331)	(1,337)	(1,708)	(1,841)
Interest expense, net	106	518	283	573
Gain (loss) due to change in fair value of derivative liabilities	988	(389)	271	(389)
Other income, net	—	—	5	—

Income (loss) before income taxes	551	(2,244)	(1,715)	(2,803)
Income tax expense	—	—	(2)	(2)

Net income (loss)	551	(2,244)	(1,717)	(2,805)

Basic and diluted income (loss) per share:	$0.04	$(0.29)	$(0.12)	$(0.37)

Weighted average common shares outstanding:
Basic	14,470	7,613	14,300	7,518
Diluted	14,544	7,613	14,300	7,518
Common shares outstanding	14,684	7,615	14,684	7,615
(1)	See Note 11

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,717)	$(2,805)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation	54	75
Loss on disposal of property and equipment	32	11
Stock-based compensation	71	115
Amortization of loan discount	206	492
Provision (recovery) related to doubtful accounts receivable	12	(62)
Provision for obsolete inventory	368	(709)
Change in fair value of derivative liabilities	(271)	389
Supplier settlement	—	(1,443)
Changes in operating assets and liabilities:
Accounts receivable due from customers	(170)	(188)
Accounts receivable due from suppliers	522	(636)
Inventory	98	621
Other current assets	(15)	30
Accounts payable	706	1,506
Accrued liabilities	(344)	308
Net cash used in operating activities	(448)	(2,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(62)
Proceeds from sale of property and equipment	28	—
Change in restricted cash	—	10
Net cash provided by (used in) investing activities	19	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	1,500	2,000
Loan repayment	(2,000)	—
Net proceeds from common stock issued	1,030	—
Net cash provided by financing activities	530	2,000

Net increase (decrease) in cash and cash equivalents	101	(348)
Cash and cash equivalents, beginning of period	104	908
Cash and cash equivalents, end of period	$205	$560

Noncash investing and financing activities:
Loan discount recorded in connection with issuance of warrants	$—	$1,365
Debt discount recorded upon issuance of convertible debt	$624	$—
Issuance of common stock upon the vesting of restricted stock units	$19	$23

Supplemental disclosures of cash flow information:
Cash paid for interest	$76	$—
Cash paid for income taxes, net of refunds	$2	$2

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

Substantially all of our recent revenue has been derived from a single customer, Lenovo Information Products Co., Ltd. (“Lenovo”). However, as previously announced, Lenovo has terminated its relationship with us (see Note 2 and Note 6). We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013 and anticipate that we will generate no or de minimus revenue in our fourth quarter ending January 31, 2014. We have effectively ceased traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation matters (see Note 2 and Note 11) and exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio. Regardless of whether we generate significant capital infusions from litigation or from a sale or license of our patent portfolio, we may need to obtain additional debt and/or equity financing to meet our working capital needs. There is no assurance that we will prevail in our litigation, succeed in the sale or licensing of our patent portfolio or raise additional debt and/or equity financing and if we are not successful doing so, we may have to evaluate other alternatives or partially, or entirely, cease our operations. We currently have three employees, two executive officers and an accountant.

2.            Current Developments, Future Operations, Liquidity and Capital Resources

We have experienced substantial operating losses for the nine months ended October 31, 2013 and 2012 totaling $1.7 million and $1.8 million, respectively. The condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

Our business during fiscal year 2013 and 2014 to date was almost entirely driven by sales of our products to Lenovo. However, as previously announced in a Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 22, 2013, Lenovo notified us of their intention to cease offering Comarco’s Constellation product, the power adapter Comarco designed and developed for Lenovo, to its corporate clients. We completed shipping product to Lenovo during our third fiscal quarter. As a result of this decision by Lenovo, we anticipate that we will generate no or de minimus revenue in our fourth fiscal quarter ending January 31, 2014. The loss of Lenovo will have a material adverse impact on our future results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard. Our near term objectives include an orderly wind-down of the Lenovo relationship including collection of accounts receivable balances and a focus on preserving our ability to conclude our ongoing litigation with Chicony Power Technology, Co. Ltd. (“Chicony”). (See Note 11 for a description of the Chicony litigation).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Our extensive patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio.

We had negative working capital totaling approximately $6.4 million at October 31, 2013, of which $2.8 million relates to the fair value of derivative liabilities. In order for us to conduct our business for the next twelve months, to continue operations thereafter and to be able to discharge our liabilities and commitments in the normal course of business, we must prevail in our current litigation against Chicony and/or Kensington, raise additional funds, through the sale or licensing of our patent portfolio, or obtain additional debt and/or equity financing to meet our working capital needs. There is no assurance that we will prevail in our litigation against Chicony and/or Kensington, succeed in the sale or licensing of our patent portfolio or raise additional financing and if we are not successful doing so, we may have to evaluate other alternatives or partially, or entirely, cease our operations.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 31, 2013, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of October 31, 2013 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2013. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its Form 10-K for its fiscal year ended January 31, 2013 (the “2013 10-K”), which was filed with the SEC on April 30, 2013 and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 31, 2013. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2014.

COMARCO, INC. AND SUBSIDIARY

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

Accounts Receivable Due from Customers

We offer unsecured credit terms to customers and perform ongoing credit evaluations of our customers. Accounts receivable balances result primarily from the timing of remittance payments by these customers to the Company. Accounts receivable are stated net of an allowance for doubtful accounts. Management develops its estimate of this reserve based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Material differences may result in the amount and timing of our losses for any period if management made different judgments or utilized different estimates. Historically, such losses have been within management’s expectations and the reserves established. We do not anticipate any collection issues with the balance currently due from Lenovo.

Accounts Receivable Due from Suppliers

Historically, we were able to source components locally that we would later sell to our contract manufacturers (“CMs”), who build the finished goods, and other suppliers. This was especially the case when new products were initially introduced into production. Sales to our contract manufacturers and other suppliers are excluded from revenue and are recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (“Power,” formerly Flextronics Electronics), the CM who built our Constellation product for Lenovo through the end of the third quarter of fiscal 2014 changed and we began procuring all of the component parts in the bill of material. We expect to offset the receivables due from suppliers from amounts we owe these suppliers, in the event we no longer receive cash payments.

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

Impairment or Disposal of Long-lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the cost basis of a long-lived asset is greater than the projected future undiscounted net cash flows from such asset (excluding interest), an impairment loss is recognized. Impairment losses are calculated as the difference between the cost basis of an asset and its estimated fair value. We recognized impairment charges during the three months ended October 31, 2013 totaling approximately $60,000, which relates to the write-off of all tooling and equipment located at our various contract manufacturer locations in Asia, consistent with the cessation of manufacture of products for our customer Lenovo (see Note 2). Additionally, we sold fully depreciated engineering equipment for $28,000 in cash during the fiscal quarter ended October 31, 2013.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, during the first quarter of fiscal 2014, we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price may be adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Notes 9 and 10).

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, convertible debt and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, and accrued liabilities are considered to be representative of their respective fair values due to the short-term nature of those instruments. The carrying amount of our convertible debt, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities. The fair value of the derivative liabilities, which are comprised of the warrants issued/issuable to Broadwood, as well as the estimated value of the conversion feature of the Elkhorn loan, at October 31, 2013 was $2.8 million. Derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our condensed consolidated statement of operations. Legal expenses included in engineering and support expenses for the three and nine months ended October 31, 2013 totaled $34,000 and $311,000, respectively. Legal expenses included in engineering and support expenses for the three and nine months ended October 31, 2012 totaled $423,000 and $1.2 million, respectively. The decreases in the current year expenses relate primarily to changing legal representation for our ongoing intellectual property infringement and enforcement litigation and our entry into an alternative professional fee arrangement in the third quarter of fiscal 2014 related to such representation.

All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our condensed consolidated statement of operations. Legal expenses included in selling, general, and administrative expenses for the three and nine months ended October 31, 2013 totaled a credit/reversal of $84,000 and expense of $449,000, respectively. Legal expenses included in selling, general, and administrative expenses for the three and nine months ended October 31, 2012 totaled $303,000 and $684,000, respectively. The decrease in the current fiscal year expenses relates to the fact that in the third quarter we entered into an agreement with our insurance carrier and received a one-time, lump sum payment for defense costs related to our Chicony litigation. Additionally, in the third quarter of fiscal 2014, we entered an alternative fee arrangement with our legal counsel representing us in the Chicony matter.

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

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Total stock-based compensation expense	$18	$39	$71	$115

Impact on basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.01

The total compensation cost related to nonvested awards not yet recognized is approximately $76,000, which will be expensed over a weighted average remaining life of 17.8 months.

During the three and nine months ended October 31, 2013, no stock options were granted and 420,000 shares of restricted stock were granted. During the three months ended October 31, 2012, 465,000 stock options were granted and no restricted stock was granted. During the nine months ended October 31, 2012, 300,000 restricted stock units were granted and 465,000 stock options were granted. The fair value of the restricted stock granted during the nine months ended October 31, 2013 was estimated using the stock price on the date of the grant of $0.18 and a forfeiture rate of 8.2 percent. The fair value of the restricted stock units granted during the nine months ended October 31, 2012 was estimated using the stock price on the date of the grant of $0.16 and a forfeiture rate of 10.6 percent.

The fair value of the 465,000 options granted under our stock option plans during the first three quarters of fiscal 2013 was estimated on the date of grant using the following weighted average assumptions:

Year-to-date October 31, 2012
Weighted average risk-free interest rate	0.7%
Expected life (in years)	5.5
Expected stock volatility	121%
Dividend yield	None
Expected forfeitures	8.2%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Transactions and other information related to stock options granted under these plans for the nine months ended October 31, 2013 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 31, 2013	764,500	$1.48
Options granted	—	—
Options canceled or expired	(5,000)	8.08
Options exercised	—	—
Balance, October 31, 2013	759,500	$1.44
Stock Options Exercisable at October 31, 2013	672,100	$1.48

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the nine months ended October 31, 2013 are summarized below:

	Outstanding Restricted Stock Units
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2013	304,326	$0.20
RSU’s granted	—	—
RSU’s canceled or expired	(112,700)	0.16
Common stock issued	(191,626)	0.20
Balance, October 31, 2013	—	$—

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

Transactions and other information related to restricted stock granted under these plans for the nine months ended October 31, 2013 are summarized below:

	Outstanding Restricted Stock
	Number of Shares	Weighted-Average Stock Price On Grant Date
Balance, January 31, 2013	—	$—
Restricted stock granted	420,000	0.18
Restricted stock forfeited	—	—
Balance, October 31, 2013	420,000	$0.18

As of October 31, 2013, the stock awards outstanding have no aggregate intrinsic value, based on a closing market price of $0.17 per share on October 31, 2013. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2013:

			Awards Outstanding			Awards Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Avg. Remaining Contractual Life (Years)	Weighted-Avg. Exercise/Grant Price	Number Exercisable	Weighted-Avg. Exercise/Grant Price
$0.18	to	1.20	1,103,500	4.73	$0.45	596,100	$0.55
	4.90		15,000	4.33	4.90	15,000	4.90
8.38	to	10.43	61,000	1.93	9.68	61,000	9.68
			1,179,500	4.58	0.99	672,100	1.48

At October 31, 2013, shares available for future grants under the 2011 Plan totaled 35,224.

5.            Earnings (Loss) Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the nine months ended October 31, 2013 and the three and nine months ended October 31, 2012, basic and diluted loss per share for those periods were the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

Potential common shares of 720,000 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the nine months ended October 31, 2013, as the effect would have been antidilutive. Additionally, for the nine months ended October 31, 2013, the 1,704,546 outstanding warrants issued to Broadwood would have been anti-dilutive. Similarly, potential common shares of 330,000 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2012, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share computations for net income (loss). In the tables below, “Net income or loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Basic:
Net income (loss)	$551	$(2,244)	$(1,717)	$(2,805)
Weighted average shares outstanding	14,470	7,613	14,300	7,518
Basic income (loss) per share	$0.04	$(0.29)	$(0.12)	$(0.37)

Diluted:
Net income (loss)	$551	$(2,244)	$(1,717)	$(2,805)
Weighted average shares outstanding	14,470	7,613	14,300	7,518
Effect of dilutive securities – stock options	74	—	—	—
Weighted average shares used in the calculation of diluted income (loss) per share	14,544	7,613	14,300	7,518
Diluted income (loss) per share	$0.04	$(0.29)	$(0.12)	$(0.37)

6.            Customer and Supplier Concentrations

Substantially all of the Company’s revenue is derived from a single customer, Lenovo. As discussed in Note 2 above, Lenovo notified us of their intention to cease offering Comarco’s product to its customers. We shipped approximately 20,000 of our Constellation units to Lenovo and 11,000 field replacement units to Lenovo affiliates during our third fiscal quarter, and we have no further orders from Lenovo or their affiliates. The loss of Lenovo will have a material adverse impact on our future revenues and results of operations.

The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	Three Months Ended October 31,
	2013		2012
	(In thousands)
Total revenue	$1,508	100%	$1,135	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	1,465	97%	1,119	99%
	$1,465	97%	$1,119	99%

	Nine Months Ended October 31,
	2013		2012
	(In thousands)
Total revenue	$4,429	100%	$5,018	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	4,319	98%	4,913	98%
	$4,319	98%	$4,913	98%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The customers comprising 10 percent or more of the Company’s gross accounts receivable due from customers at either October 31, 2013 or January 31, 2013 are listed below (in thousands):

	October 31, 2013		January 31, 2013
Total gross accounts receivable due from customers	$1,477	100%	$1,307	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	1,439	97%	1,291	99%
	$1,439	97%	$1,291	99%

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either July 31, 2013 or January 31, 2013 are listed below (in thousands).

	October 31, 2013		January 31, 2013
Total gross accounts receivable due from suppliers	$634	100%	$1,156	100%

Customer concentration:
Power Systems Technologies, Inc.	473	75%	1,008	87%
Zheng Ge Electrical Co., Ltd.	122	19%	122	11%
	$595	94%	$1,130	98%

The decrease in the receivables due from Power Systems Technologies, Inc. (“Power,” formerly Flextronics Electronics) is driven by an increased frequency in payment in early fiscal 2014 coupled with a reduction in component sales late in the third quarter of fiscal 2014 in conjunction with the final sales to Lenovo, which has caused a drop in the receivable balance as of October 31, 2013.

Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) was a tip supplier for one of our prior product offerings (referred to as the Bronx product), which was subject to a recall during 2010. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect that caused the recall and, likewise, Zheng Ge ceased paying us.

We expect to offset the receivables due from Power and Zheng Ge from amounts owed, which are included in accrued liabilities in our consolidated balance sheet. Subsequent to the final delivery and sales of our Constellation product to Lenovo, we have attempted to work with Power to collect the outstanding receivable balance, but to date Power has been non-responsive.

The companies comprising 10 percent or more of our gross accounts payable at either October 31, 2013 or January 31, 2013 are listed below (in thousands, except percentages).

	October 31, 2013		January 31, 2013
Total gross accounts payable	$4,394	100%	$3,688	100%

Accounts payable concentration:
Chicony Power Technology, Co. Ltd	1,100	25%	1,100	30%
Pillsbury Winthrop Shaw Pittman, LLP.	1,953	44%	1,614	44%
	$3,053	69%	$2,714	74%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Chicony was the manufacturer of the Bronx product, which was subject to a recall during 2010 and we are currently in litigation with Chicony (see Note 11). We have made no payments to this supplier during either fiscal 2014 or 2013. The outcome of such litigation is not determinable at this time and we do not know whether or not we will be obligated to pay this liability. If we prevail in this case, based upon our causes of action, it is likely we will be relieved of this liability. There is no assurance, however, as to the outcome of this litigation (see Note 11).

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (See Note 11). We have made no payments to Pillsbury during fiscal 2014.

Historically, a significant portion of our inventory purchases had been derived from a limited number of contract manufacturers (“CM’s”) and other suppliers. However we ceased procuring inventory during the third quarter of fiscal 2014 in conjunction with the final manufacture and delivery of Constellation units to Lenovo.

7.            Inventory

Inventory, net of reserves, consists of the following (in thousands):

	October 31, 2013	January 31, 2013
Raw materials	$—	$397
Finished goods	—	69
	$—	$466

As of January 31, 2013, approximately $720,000 of total gross inventory was located at our corporate headquarters. The remaining balance was located at various contract manufacturer locations in Asia and at a third party inventory warehouse for our customer, Lenovo. During the third quarter of fiscal 2014, we wrote-off all of our remaining inventory balances, representing primarily component inventory in excess of requirements. We also shipped certain components to a liquidator in an attempt to salvage some economic value from these parts, but to date we have not recovered any amounts and expect such recoveries to be minor.

8.            Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 31, 2013	January 31, 2013
Accrued payroll and related expenses	$51	$147
Uninvoiced materials and services received	1,214	1,269
Accrued legal and professional fees	125	169
Accrued interest expense	—	62
Accrued warranty	43	68
Other	54	116
	$1,487	$1,831

At October 31, 2013, approximately $1.1 million or 87 percent of total uninvoiced materials and services of $1.2 million, included in accrued liabilities, were payable to Power and Zheng Ge. At January 31, 2013, approximately $1.1 million or 85 percent of total uninvoiced materials and services of $1.3 million, included in accrued liabilities, were payable to Power and Zheng Ge. We ceased paying Zheng Ge during the course of the Bronx product recall (See Note 6).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Our fair value measurements at the October 31, 2013 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	October 31, 2013	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilities	$2,819	$--	$--	$2,819

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 9 utilizing the Monte Carlo simulation model:

October 31, 2013
Risk free interest rate	1.87%
Average expected life (in years)	6.74
Expected volatility	113.59%
Expected dividends	None

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with the derivative liabilities associated with our Elkhorn Loan as described in Note 9 utilizing the Monte Carlo simulation model:

October 31, 2013
Risk free interest rate	0.12%
Average expected life (in years)	1.08
Expected volatility	72.43%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended October 31, 2013 (in thousands):

	January 31, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	October 31, 2013

Derivative liabilities	$2,466	$624	$(271)	$2,819

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended October 31, 2012 (in thousands):

	January 31, 2012	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	October 31, 2012

Derivative liabilities	$—	$1,365	$389	$1,754

11.          Commitments and Contingencies

Purchase Commitments with Suppliers

The Company has historically issued purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company has typically provided significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company generally accepts delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. In the third quarter of fiscal 2014, we began the process of cancelling purchase orders beyond the forecasted unit volume contained in Lenovo’s rolling forecast upon the receipt of their notification that it will cease purchasing our product (See Note 2).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the third quarter ended October 31, 2013, we recorded a charge to cost of revenue in the amount of $317,000 related to our remaining inventory balances, representing primarily component inventory in excess of requirements. We also shipped certain components to a liquidator in an attempt to salvage some economic value from these parts, but to date we have not recovered any amounts and expect such recoveries, if any, to be minor.

Executive Severance Agreements

The Company has severance compensation agreements with two executives, our Chief Executive Officer and Chief Accounting Officer. These agreements require the Company to pay these executives, in the event of certain terminations of employment following a change of control of the Company, up to the amount of their then current annual base salary and the amount equal to any bonus which the executive would have earned for the year in which the termination occurs plus the acceleration of unvested options.

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

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn during the first quarter of fiscal 2014 (see Note 9), Elkhorn’s beneficial ownership of the Company increased from approximately 9% to approximately 47% of the Company’s outstanding voting stock as of December 12, 2013, making Elkhorn the Company’s largest shareholder and resulting in a change of control for purposes of the severance compensation agreements. Each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements as a result of the change in Elkhorn’s beneficial ownership of the Company.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit expires on August 1, 2014.

Legal Proceedings and Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall in 2010, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On May 23, 2012, Chicony filed its First Amended Complaint increasing the payment it is seeking from $1.2 million to $1.7 million based on alleged component parts it purchased for the Bronx product, but was unable to use in any other products thereafter. On April 16, 2013, the court approved our first-amended cross-complaint, which adds intentional interference to our complaint and increases the damages we seek to at least $15.0 million. In an effort to resolve this litigation before the previous trial date of April, 2013, we sent Chicony a settlement offer, which has since lapsed without response from Chicony. The trial began on October 21, 2013 and is currently expected to conclude by the end of January, 2014.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The outcome of this matter is not determinable as of the date of the filing of this report. We have previously accrued $1.1 million for the possibility that we could incur a liability to Chicony should it prevail in the lawsuit.

In July 2013, in response to our stated desire to have counsel appointed by us representing our consolidated interests across the entirety of our litigation with Chicony, we entered into discussions with our insurance carrier and on August 26, 2013 we entered into an agreement as a means to achieve our desired representation goal.

Pursuant to the agreement, our insurance carrier paid one hundred percent of our defense costs and fifty percent of our expert fees related to the Chicony litigation through August 31, 2013 and we received a one-time, lump-sum payment in exchange for a mutual release and the assumption of sole financial responsibility for any expenses related to our ongoing Chicony litigation subsequent to August 31, 2013. As a result, a single law firm of our choosing now represents us on all matters concerning the Chicony litigation. Additionally, in the third quarter of fiscal 2014, we entered an alternative fee arrangement with our legal counsel representing us in the Chicony matter.

On September 1, 2011, subsequent to receiving an infringement notification from us, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. A number of these patents are currently the subject of re-examination proceedings initiated by Kensington or other third parties. This matter is ongoing and the outcome is not determinable, however if we do not prevail we will likely not obtain a license agreement to earn future license revenue from products sold by Kensington. Conversely, should we prevail the Company may be awarded a royalty which would generate license revenue to the Company in the future. In the third quarter of fiscal 2014, we changed legal representation for our ongoing Kensington litigation and entered an alternative fee arrangement.

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

Forward-looking statements in this report include those related to our objectives; the orderly wind-down of our relationship with Lenovo Information Products Co., Ltd. (“Lenovo”), including collection of accounts receivable due from Lenovo; matters concerning our ongoing litigation with Chicony Power Technology, Co. Ltd. (“Chicony”) and ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”); opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio; any possibility of a future debt and/or equity financing; and the sufficiency of our cash and cash equivalent balances. Many risk factors and uncertainties may cause our actual financial results to differ materially from those discussed in any such forward-looking statements. Those risk factors and uncertainties include, but are not limited to: the risk that we will be unable to continue our business as a going concern if our internally generated cash flows are not sufficient to fund our operations and we are unable to obtain funds from external sources to make up the resulting cash shortfall; the impact of the loss of Lenovo as a customer; costs and potential adverse determinations in pending litigation; and activities by us and others regarding protection of intellectual property. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure that the results contemplated in forward-looking statements will be realized in the timeframe anticipated or at all. In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans or that our future financial results or outcomes described in this report will be achieved. Accordingly, investors are cautioned not to place undue reliance on our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, additional risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 filed with the SEC and those contained in the Company’s other filings with the SEC. Readers of this report are urged to review the descriptions of the risks, uncertainties and other factors contained in those other reports.

Going Concern Qualification

The Company has experienced pre-tax losses for the nine months ended October 31, 2013 and 2012 totaling $1.7 million and $2.8 million, respectively. Substantially all of our recent revenue has been derived from a single customer, Lenovo. During the third fiscal quarter, the Company received notice from Lenovo that it intends to cease offering Comarco’s Constellation product to its corporate clients. We completed shipping product to Lenovo during our third fiscal quarter. We anticipate that we will generate no or de minimus revenue in our fourth quarter ending January 31, 2014. The Company has negative working capital and uncertainties surrounding the Company’s future ability to generate revenue, obtain borrowings and raise additional capital.

We have effectively ceased traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation matters with Chicony and Kensington, as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio. Regardless of whether we generate significant capital infusions from litigation or from a sale or license of our patent portfolio, we may need to obtain additional debt and/or equity financing to meet our working capital needs. There is no assurance that we will prevail in our litigation, succeed in the sale or licensing of our patent portfolio or raise additional debt and/or equity financing and if we are not successful doing so, we may have to evaluate other alternatives or partially, or entirely, cease our operations. We currently have three employees, two executive officers and an accountant.

These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and shareholders may lose all or part of their investment in our common stock. The condensed consolidated financial statements contained elsewhere in this report do not reflect any adjustments related to the outcome of this uncertainty.

Basis of Presentation

The condensed consolidated results of our operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2014 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended October 31, 2013:

●

We are currently analyzing and will continue to analyze a range of alternatives to preserve value for our stakeholders, including, but in no way limited to, exploring additional investment and incremental financing from current and/or new investors, entering litigation partnerships with outside entities with regard to certain current previously disclosed and/or future litigation matters, the engagement of advisors to assist in exploring strategic options for the company as well as identifying potential partnerships for the purpose of monetizing some or all of the Company’s IP portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

●

On August 19, 2013, we received notification from Lenovo that it is ceasing the sales of the Constellation product, the power adapter Comarco designed and developed for Lenovo. We delivered the remaining units to Lenovo during our third fiscal quarter. As a result of this notification, we anticipate that we will generate no or de minimus revenue during our fourth fiscal quarter.

●

On September 23, 2013, we entered into an alternative fee agreement with our legal counsel representing us in the Chicony matter, which we believe will provide us legal counsel through the conclusion of the Chicony proceedings. Similarly on August 6, 2013, we changed our legal representation with respect to our ongoing intellectual infringement and enforcement litigation and entered an alternative fee arrangement in order to reduce our legal expenses.

●

On August 26, 2013, we entered into an agreement with our insurance carrier and received a one-time, lump-sum payment in exchange for a mutual release and the assumption of sole financial responsibility for any expenses related to the Chicony matter subsequent to August 31, 2013. Previously, in October 2012, our insurance carrier agreed to defend certain claims brought against us by Chicony, but did not agree to prosecute or pay for any claims we brought against Chicony. As a result, the defense of claims brought against us by Chicony were previously handled by counsel appointed by our insurance carrier at their cost, with any claims we brought against Chicony handled by counsel appointed by us at our cost. In July 2013, in response to our stated desire to have counsel appointed by us representing our consolidated interests across the entirety of our litigation with Chicony, we entered into discussions with our insurance carrier and subsequently entered into the agreement as a means to achieve our desired representation goal.

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

●

As a result of our sale of the 6,250,000 shares of common stock to Elkhorn pursuant to the Elkhorn Stock Purchase Agreement, Elkhorn’s beneficial ownership has increased from approximately 9% to approximately 47% of our outstanding voting stock as of December 12, 2013, making Elkhorn our largest shareholder.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim condensed consolidated financial statements appearing elsewhere in this report, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2013 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2013.

Results of Operations – Continuing Operations

Revenue
(in thousands except % change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2013	2012	2013	2012	Three Months	Nine Months

Revenue	$1,508	$1,135	$4,429	$5,018	33%	(12%	)

Operating loss	$(331)	$(1,337)	$(1,708)	$(1,841)
Net income (loss)	$551	$(2,244)	$(1,717)	$(2,805)

Revenue by Region
(in thousands except % change)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year % Change
	2013	2012	2013	2012	Three Months	Nine Months
Revenue:
North America	$75	$11	$208	$57	582%	265%
Europe	26	5	38	13	420%	192%
Asia	1,407	1,119	4,183	4,948	26%	(15% )
	$1,508	$1,135	$4,429	$5,018

Revenue by Customer
(in thousands except % change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2013		2012		2013		2012		Three Months	Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Revenue:
Dell	—	—	—	—	—	—	67	1%	—	(100%	)
Lenovo	1,465	97%	1,119	99%	4,319	98%	4,913	98%	31%	(12%	)
Other	43	3%	16	1%	110	2%	38	1%	169%	189%
	$1,508	100%	$1,135	100%	$4,429	100%	$5,018	100%	33%	(12%	)

Revenue for the three months ended October  31, 2013 increased by $0.4 million, or 33 percent. Revenue for the nine months ended October 31, 2013 decreased by $0.6 million or 12 percent. On August 19, 2013, we received notification from Lenovo of its intent to cease offering our products to its customers. We shipped the remaining units to Lenovo during our third fiscal quarter, and we do not expect to receive any further orders or revenue from Lenovo. As previously discussed, we completed the wind down of our Dell business relationship in May 2012. We expect to have no or de minimus revenue in our fourth fiscal quarter.

Cost of Revenue and Gross Margin

(in thousands except
margin and % change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2013		2012		2013		2012		Three Months	Nine Months
		% of Total		% of Total		% of Total		% of Total
Cost of revenue:
Product cost	$1,075	69%	$770	83%	$3,101	77%	$3,420	128%	40%	(9%)
Supplier Settlement	—	—	—	—	—	—	(1,443)	(54%)	—	(100%)
Supply chain overhead	175	11%	147	16%	526	13%	611	23%	19%	(14%)
Inventory reserve and scrap charges	317	20%	12	1%	402	10%	84	3%	2,542%	379%
	$1,567	100%	$929	100%	$4,029	100%	$2,672	100%	69%	51%

	Three Months Ended October 31,			Nine Months Ended October 31,		Year over Year ppt Change
	2013		2012	2013	2012	Three Months	Nine Months

Gross margin	(4%	)	18%	9%	47%	(22)	(38)

Cost of revenue for the three and nine months ended October 31, 2013 increased by $0.6 million, or 69 percent, and $1.4 million, or 51 percent, respectively, compared to the corresponding periods of fiscal 2013. The product cost increase of 40 percent for the three months ended October 31, 2013 compared to the comparable period of the prior fiscal year is consistent with the increase in revenue and is also impacted negatively by product mix. The product cost decrease of 9 percent for the nine months ended October 31, 2013 compared to the comparable period of the prior fiscal year is consistent with the decrease in revenue. During the three months ended July 31, 2012 we entered a Settlement Agreement with EDAC Power Electronics, Co. Ltd. (“EDAC”) ending the litigation among the parties. As a direct result of the settlement, we recovered previously incurred product and freight costs and reversed $1.4 million in net liabilities due to EDAC. No similar costs were incurred in the comparable periods of the current fiscal year. During the three months ended October 31, 2013, our supply chain overhead costs increased by $28,000 or 19 percent. The increase is due to the retirement of production and tooling assets located at our contract manufacturer facilities in Asia. During the nine months ended October 31, 2013, our supply chain overhead costs decreased by $85,000, or 14 percent, compared to the corresponding period in fiscal 2013. This decrease was the result of cost cutting relating to personnel and other expenses. The inventory reserve charges for the three and nine months ended October 31, 2013 increased by $305,000 and $318,000, respectively, compared to the comparable periods of the prior fiscal year. In the third quarter of fiscal 2013, we wrote-off all of our remaining inventory balances, representing primarily component inventory in excess of requirements. We also shipped certain components to a liquidator during the third quarter of fiscal 2014 in an attempt to salvage some economic value from these parts, but to date we have not recovered any amounts and expect such recoveries, if any, to be minor.

Operating Costs and Expenses
(in thousands except % change)

	Three Months Ended October 31,				Nine Months Ended October 31,				Year over Year % Change
	2013		2012		2013		2012		Three Months		Nine Months
		% of Revenue		% of Revenue		% of Revenue		% of Revenue
Operating expenses:
SG&A expenses, excluding corporate overhead	$8	—	$80	7%	$33	1%	$190	4%	(90%	)	(83%	)
Corporate overhead	195	13%	823	73%	1,407	32%	2,113	42%	(76%	)	(33%	)
Engineering and support expenses	69	5%	640	56%	668	15%	1,884	38%	(89%	)	(65%	)
	$272	18%	$1,543	136%	$2,108	48%	$4,187	84%	(82%	)	(50%	)

Selling, general, and administrative (“SG&A”) expenses for the three and nine months ended October 31, 2013 decreased $72,000, or 90 percent and $157,000, or 83 percent, respectively, compared to the corresponding periods of fiscal 2013. We had no employees in our sales and marketing department during the three and nine months end October 31, 2013 and 2012, but during fiscal 2013 we utilized various consultants who were focused on digital media and search engine optimization to assist us with generation of sales on our retail website, which was launched in the fourth quarter of fiscal 2012. During fiscal 2014, the expenses incurred relate mostly to samples for new product for our customer, Lenovo.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. Corporate overhead decreased $0.6 million and $0.7 million for the three and nine months ended October 31, 2013, respectively, when compared to the corresponding periods of the prior fiscal year. Legal expenses relating to our ongoing Chicony litigation decreased by $475,000 and $388,000, respectively for the three and nine months ended October 31, 2013 compared to the comparable periods of the prior fiscal year. The decrease relates to a settlement received from our insurance carrier in the third quarter of fiscal 2014 as well as our change to an alternative fee arrangement with our legal counsel in the Chicony matter. Additionally, we had a reduction in personnel and related costs of $93,000 and $300,000 for the three and nine months ended October 31, 2013, respectively, compared to the comparable periods of the prior fiscal year due to an overall reduction in headcount.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. Engineering and support expenses for the three and nine months ended October 31, 2013 decreased $0.6 million, or 89 percent, and $1.2 million, or 65 percent, respectively, compared to the corresponding periods in fiscal 2013. The decrease in the current year primarily relates to decreased legal fees relating to the Kensington litigation and other patent infringement matters, due to changes in case activity as well as retention of new legal representation based upon an alternative fee arrangement. These decreases account for $0.4 million and $0.9 million for the three and nine months ended October 31, 2013, respectively, compared to the comparable periods of the prior fiscal year. In the third quarter of fiscal 2014, upon receiving the news from Lenovo of their intention to cease offering our Constellation product, we eliminated all engineering and support positions, resulting in a decrease of personnel costs during the three and nine months ended October 31, 2013 compared to the same periods in fiscal 2013.

Interest Expense

The current year interest expense relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. The prior year interest expense related to accrued interest as well as amortization of the debt discount on the Broadwood Loan.

During the third quarter of fiscal 2014, we paid approximately $76,000 of interest expense to Elkhorn pursuant to the terms of the Elkhorn Loan.

Gain (loss) Due to Change in Fair Value of Derivative Liabilities

For the three and nine months ended October 31, 2013, we reported a decrease in the fair value of our derivative liabilities of approximately $1.0 million and $0.3 million, respectively. During the three and nine months ended October 31, 2012 we recorded an increase in our derivative liabilities of approximately $0.4 million. (See Note 10 to our condensed consolidated financial statements contained elsewhere in this report).

Other Income (loss), net

Other income (loss), net, generally consists primarily of interest income earned on invested cash balances. Our cash balances yielded negligible interest earnings during the fiscal 2014 and 2013. However, during the first quarter of fiscal 2014 we received $5,000 in proceeds from the State of California from funds that had previously been escheated to the state.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. The Company continues to have a fully valued deferred tax asset. This valuation allowance was previously established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating losses and carry forward temporary differences. Due to the losses incurred during the first nine months of fiscal 2014, the adjusted net deferred tax assets remain fully reserved as of October 31, 2013. Based upon a preliminary review, it appears that a Section 382 ownership change may have occurred during fiscal 2014, which may greatly limit the utilization of our net operating loss carry-forwards.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2013 increased $101,000 to $205,000 as compared to $104,000 at January 31, 2013. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(448)	$(2,296)
Investing activities	19	(52)
Financing activities	530	2,000

Operating Activities

Cash used in operating activities was $448,000 for the nine months ended October 31, 2013 and was driven by our operating loss of $1.7 million offset by non-cash inventory scrap charges of $368,000 and loan discount amortization of $206,000. Additionally, the Company had net cash collections from combined receivables of $352,000 and an increase on a combined basis of our accounts payable and accrued liabilities of $362,000.

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

Investing Activities

During the nine months ended October 31, 2013 and 2012, we purchased $9,000 and $62,000, respectively, of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products. During the third quarter of fiscal 2014 we sold some equipment for $28,000, net.

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

Future Operations and Liquidity Requirements for the Next 12 Months

As of October 31, 2013, we had negative working capital of approximately $6.4 million, of which $2.8 million relates to the fair value of derivative liabilities. Additionally, during our third fiscal quarter of fiscal 2014, Lenovo notified us of its intention to cease offering Comarco’s Constellation product to its corporate clients. We completed the delivery of all remaining units to Lenovo during that quarter. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to successfully conclude and/or prevail in our ongoing litigation and raise additional funds through the sale or licensing of our patent portfolio, or through additional debt and/or equity financing, to meet our cash requirements during the next twelve months. No assurance can be given, however, that we will be successful in meeting those operating objectives or cash requirements.

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

There are several factors and events that could significantly affect our cash flows from operations, including, without limitation the following:

●

The cost and outcome of ongoing litigation with Chicony, our former contract manufacturer of the Bronx product that was the subject of a product recall, and with Kensington, the maker of competitive power adapters;

●	Our ability to raise additional debt or equity financing;

●	Our ability to sell or license some or all or our patents;

●	Our patent enforcement efforts; and

●	The outcome of our dispute with Broadwood.

We are currently analyzing and will continue to analyze a range of alternatives to preserve value for our stakeholders, including, but not limited to exploring additional investment and incremental financing from current and/or new investors, entering litigation partnerships with outside entities with regard to certain current previously disclosed and/or future litigation matters, the engagement of advisors to assist in exploring strategic options for the company as well as identifying potential partnerships for the purpose of monetizing some or all of the Company’s patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

31

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of October 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of October 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended October 31, 2013 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us for products manufactured by Chicony.  We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million attributable to Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On May 23, 2012, Chicony filed its First Amended Complaint increasing the payment it is seeking from $1.2 million to $1.7 million based on alleged component parts it purchased for the Bronx product, but was unable to use in any other products thereafter. We filed a first-amended cross-complaint which was approved by the court on April 16, 2013, which adds intentional interference to our complaint and increases the damages to at least $15.0 million. The trial began on October 21, 2013 and is expected to conclude by the end of January, 2014. The outcome of this matter is not determinable as of the date of the filing of this report.

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

ITEM 1A.              RISK FACTORS

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2013 as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2013, as amended or supplemented by our quarterly report on Form 10-Q for the first and second quarters of fiscal 2014, except as set forth below.

.

We have effectively ceased our traditional operations as of the end of the third quarter of fiscal 2014, and are primarily focused on prevailing in our current litigation with Chicony which is expected to conclude by the end of January 2014. The outcome of the trial is uncertain and potentially subject to appeal. Even if we are successful in trial and in any appeal, we would also need to successfully collect whatever damages that might be awarded to the Company.

If we do not prevail in our lawsuit against Chicony, or are unable to sustain our operations through an appeal process, the Company may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We entered into separate alternative fee arrangements in our third fiscal quarter with our legal counsel representing us in both the Chicony matter and our ongoing intellectual property infringement and enforcement litigation, and if either of our existing counsel were to resign from representing us, we may not be able to engage new counsel on similar terms, if at all.

If either of our legal firms resigns or, for any reason, is unable to conclude our existing litigation, the Company may not be able to replace counsel on similar terms, if at all. In the event that either of our legal firms resigns and we are unable to replace our legal counsel, we may be unable to conclude our litigation and may be forced to discontinue our operations altogether.

ITEM 6.                EXHIBITS

10.1*	Mutual Release of All Claims executed between Comarco, Inc. and Hartford Casualty Insurance Company and Hartford Insurance Company of the Midwest on August 26, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

Portions of this exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

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

COMARCO, INC.

Date: December 13, 2013	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 13, 2013	/s/ ALISHA K. CHARLTON
Alisha K. Charlton
Vice President and Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1*	Mutual Release of All Claims executed between Comarco, Inc. and Hartford Casualty Insurance Company and Hartford Insurance Company of the Midwest on August 26, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

Portions of this exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.

**

XBRL (Extension Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.