Form 10-K
period 2014-01-31
COMARCO INC
filed 2014-04-30
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of July 31, 2013, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 million, based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2014 was 14,684,165.

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

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2014

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report and in our other filings” with the Securities and Exchange Commission, or the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

General

Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc. Comarco Inc.’s wholly-owned subsidiary Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. Comarco and CWT are collectively referred to as “we,” “us,” “our,” “Comarco,” or the “Company”.

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that was used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. On August 19, 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal years ended January 31, 2014 and 2013. We anticipate that we will generate de minimus revenue in future periods from the development, design, distribution or sale of any products. We have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2014” refers to our fiscal year that ended on January 31, 2014.

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

Our Business

We have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

Going Concern

Our management and our independent registered public accounting firm have questioned our ability to continue as a going concern as a result of our recurring losses from operations, negative working capital and uncertainties surrounding our ability to raise additional funds. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. (see “Risk Factors”).

Working Capital

As of January 31, 2014, we had negative working capital of approximately $7.8 million, of which $2.5 million relates to the fair value of derivative liabilities. During our third fiscal quarter of fiscal 2014, Lenovo notified us of its intention to cease offering our Constellation product. We completed the delivery of all remaining units to Lenovo during that quarter. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to successfully conclude and/or prevail in our ongoing litigation and/or raise additional funds through the sale or licensing of our patent portfolio, or through additional debt and/or equity financing. No assurance can be given, however, that we will be successful in meeting those operating objectives or financing requirements.

As discussed above, these uncertainties raise substantial doubt about our ability to continue as a going concern.

Marketing, Sales, and Distribution

As we have effectively suspended traditional operations, resources previously focused on our limited marketing, sales or distribution activities have been refocused toward the monetization of our patent portfolio.

Key Customers

For fiscal years 2014 and 2013, shipments to Lenovo, our only material customer, totaled $4.3 million and $6.2 million, respectively or 98 percent of total revenue. As discussed above, Lenovo terminated its relationship with us in August 2013 and we anticipate that we will generate no or de minimus revenue in future periods from the development, design, distribution or sale of our products. For more information regarding our customers, see Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development

During fiscal 2014 and fiscal 2013, our financial constraints limited our research and development investment to approximately $0.4 million and $0.9 million, respectively. In addition, we currently only have one employee, who is our Chief Executive Officer and President. As we have effectively suspended traditional operations, we anticipate engaging in extremely limited research and development activities for the foreseeable future.

Manufacturing and Suppliers

As we have effectively suspended traditional operations, our manufacturing activities and related commercial relations with suppliers are extremely limited.

Patents, Trademarks and Other Intellectual Property

Our future exisitence and success depend in large part on our proprietary technology, including our patents, trademarks and other intellectual property, on which we have commenced efforts to monetize through enforcement and licensing arrangements. We are also looking at the possibility of selling our entire intellectual property portfolio. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners, to establish, maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2014, we had approximately 48 U.S. patents, and 38 foreign patents and 3 patent applications pending U.S. and in other countries. Our issued patents are scheduled to expire at various times beginning in 2014. The patents we believe to be the most valuable extend through 2024. Specifically, our patent portfolio addresses multiple simultaneous charging, light-weight compact dimensions and analysis of power requirements of electronic devices. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.

Environmental Laws

Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no significant effect on our financial results or competitive position.

Government Regulation

Many of our products are subject to various federal, state, local and foreign laws governing substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. While we have effectively suspended traditional operations and are no longer focused on manufacturing or selling products, if our existing products in the marketplace are found to be non-compliant with these laws, we could be subject to various liabilities and obligations, including sanctions, fines or product recalls.

Employees

As of April 1, 2014, we employed 1 full-time employee, who is our Chief Executive Officer and President. We also engage certain consultants on a part-time basis, including our Chief Accounting Officer. This significantly reduced headcount is the result of reductions in force targeted at reducing our cash burn.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this report, before deciding whether to invest in shares of our common stock. If any of the following risks continue or newly occur, our business, financial condition, operating results and prospects would further suffer. In that case, the trading price of our common stock would likely further decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our operations and business results.

We have effectively suspended our traditional operations as of the end of the third quarter of fiscal 2014. We are now primarily focused on potentially realizing value from our ongoing or future litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.  In the future, we may resume our traditional operations, if and when possible. Our ability to generate positive cash flow, if any, from these activities is speculative and subject to a number of uncertainties. If we do not improve our cash position in the near term, we may be forced to cease even our current, limited operations, in which event you may lose your entire investment in us.

We have effectively suspended our traditional operations and are focused now primarily focused on potentially realizing value from our ongoing or future litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio. While we have little experience or track record in generating revenues from these non-traditional methods, we have executed two settlement agreements through fiscal 2014. There can be no guarantees that we will execute additional agreements in the future.

Our ability to generate revenue from ongoing or future litigation is subject to a number of significant uncertainties, including, but not limited to, our ability to retain counsel on an alternative fee structure or otherwise fund the cost of litigation counsel, the validity of our claims, our ability to succeed on the merits of our claims, interpretation of applicable contracts and laws (which in many cases are complex and potentially subject to competing interpretations), our ability to sustain operations trough the final adjudication of our various litigation proceedings, and other uncertainties inherent in the litigation process. In addition, it is likely that we will become subject to counterclaims in any litigation to which we are a party, which may result in us being subject to damages or other obligations.

Similarly, our ability to monetize our technology through licensing or sale is speculative and subject to a number of factors, including the outcome of litigation concerning our patent portfolio and the actual and perceived value of our intellectual property in the marketplace. To date, we have entered into two agreements to license our intellectual property to third parties, which have resulted in nominal revenues to date.

Due to the suspension of traditional business operations, our failure to realize value from our ongoing or future litigation or efforts to monetize our patent portfolio is expected to have a material adverse impact on our already limited financial resources, which could cause to cease operations or otherwise cause you to lose your entire investment in us. There can be no assurance that we will be successful in generating revenue from any of these non-traditional sources.

On February 4, 2014, a jury returned a verdict in our favor in our litigation with Chicony Power Technology Co., LTD (“Chicony”). However, the verdict is subject to appeal. If Chicony elects to appeal the verdit any success Chicony would have in its appeal. would likely have a material adverse on our financial condition.

As previously reported, in our litigation with Chicony, we were awarded damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. The outcome of the trial is subject to appeal, though we have no knowledge as to whether Chicony will or will not appeal the judgment. With or without an appeal, , we would need to successfully collect whatever damages might ultimately be awarded to us. In addition, if the judgment is appealed and we are unable to sustain our operations through an appeal process, we may be required to raise additional capital through proceeds from other litigated matters or debt or equity financing. We cannot be certain that we will prevail or settle in any other ongoing litigation, or that any additional financing we may need will be available on terms acceptable to us, or at all. If we do not receive funds from other litigation matters or secure financing in the future, we may be forced to liquidate our assets or discontinue our operations altogether.

We entered into separate alternative fee arrangements in our third quarter of fiscal 2014 with our legal counsel representing us in both the Chicony matter and our ongoing intellectual property infringement and enforcement litigation, and if either of our existing counsel were to resign from representing us, we may not be able to engage new counsel on similar terms, if at all.

If either of the firms representing us in our ongoing commercial or I/P litigation resigns or, for any reason, is unable to conclude our existing litigation, the Company may not be able to replace counsel on similar terms, if at all. In the event that either of our legal firms resigns and we are unable to replace our legal counsel, we may be unable to conclude our litigation and may be forced to discontinue our operations altogether.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern as a result of our recurring losses from operations, strategic shift in traditional operations, negative working capital and uncertainties surrounding our ability to raise additional funds.

Our audited consolidated financial statements for the fiscal year ended January 31, 2014, were prepared on a going concern basis in accordance with United States generally accepted accounting principles (“GAAP”). The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must begin to expand the monetization of our intellectual property; manage operating expenses; prevail in our ongoing litigation; suceed in collecting damages awarded to us and possibly raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to monetize our intellectual property, manage expenses, prevail in our ongoing litigation and succeed in collecting any damages awarded to us, or obtain additional funds through either debt or equity financing transactions or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to expand the monetization of our intellectual property, manage expenses, prevail in our ongoing litigation and succeed in collecting damages awarded to us, or raise additional capital through debt or equity financings, we may be unable to continue to fund our operations, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties continues to raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and stockholders may lose all or part of their investment in our common stock. The accompanying financial statements do not contain any adjustments for this uncertainty.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses or be prevented from selling certain products.

Third parties have claimed, and may in the future claim, that we are infringing on their intellectual property rights. These intellectual property infringement claims, whether we ultimately are found to be infringing on any third party’s intellectual property rights or not, are time-consuming, costly to defend, and divert resources and management attention away from our other priorities. We have previously been subject to litigation alleging that our products infringed on a third party’s intellectual property.

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

Due to our suspension of traditional operations, our success is highly dependent on our ability to monetize our proprietary technology. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners to establish and maintain our intellectual property rights in our proprietary technology. Our future and pending patent applications may not be issued with the scope we seek, if at all. In addition, we may not have sufficient capital to continue to prosecute and maintain our existing patents or new or existing patent applications. Others may independently develop similar proprietary technology or otherwise gain access to and disclose our proprietary information and technology, and our intellectual property rights could be challenged, invalidated, or circumvented by competitors or others, whether in the United States or in foreign countries. Our employees, customers, or partners also could breach our confidentiality agreements, for which we may not have an adequate remedy available. We also may not be able to timely detect the infringement of our intellectual property rights. Moreover, the laws of foreign countries may not afford the same protection to intellectual property rights as do the laws of the United States. The occurrence of any of the foregoing could harm our competitive position.

During fiscal 2012, we notified approximately 11 companies, including Kensington, that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Kensington entered into license agreement with us in settlement of time consuming and costly infringement litigation. We have to date not taken any formal action against the other 9 companies who had previously been noticed. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, and may result in our intellectual property rights being held invalid or unenforceable.

We cannot be certain of the ultimate costs required to conclude our current litigation and may not be able to continue these proceedings.

We incurred approximately $0.6 million in legal and related expert fees during fiscal 2014 related to the Chicony matter, which is net of approximately $0.4 million in payments made by our insurance carrier under a reservation of rights. Additionally, we incurred approximately $1.2 million in legal fees during fiscal 2014 related to the Kensington matter. On March 10, 2014, we filed a lawsuit against Targus seeking damages for patent infringement and breach of contract claims. We are unable to determine the future expenditures related to the Targus matter. The costs incurred for the current litigation may continue to significantly adversely impact our operating results and we may determine that due to the unpredictable nature of the costs and timing of the outcomes, we will no longer be able to peruse these actions.

Our strategy to license and/or monetize the value of our patents, trademarks, and other intellectual property through enforcement may not be successful.

As noted above, during fiscal 2012 we notified approximately 11 companies, including Kensington, that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. On February 4, 2014, Kensington entered into a settlement agreement and licensing agreement with us with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter. We do not know the ultimate outcome of the remaining 9 notifications and we may not be successful in our efforts to monetize our intellectual property through these enforcement actions.

If we fail to successfully resolve our dispute with Broadwood Partners, L.P. (“Broadwood”), we may be subjected to litigation and/or may be required to issue additional shares of common stock.

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

We cannot be certain of the availability of debt or equity financing or the impact that Broadwood’s failure to fund the SPA will have on our future financing efforts.

Due to our suspension of traditional operations, our success is highly dependent on our ability to monetize our proprietary technology and successful outcome in our ongoing litigation matters. If we are not successfully in collecting damages awarded to us in the Chicony matter or monetizing our patents, we will require additional capital from debt or equity financing to fund our operations. Although we took action to reduce personnel and related costs in fiscal years 2014 and 2013, there can be no assurance that we will generate positive cash flow. We cannot be certain that any additional financing we may need will be available on terms acceptable to us, or at all. Additionally, Broadwood’s failure to have funded the SPA and our related dispute with Broadwood may adversely impact our financing efforts. If we cannot secure financing in the future, we may be forced to liquidate our assets or discontinue operations and our shareholders may lose all or a part of their investment in our common stock.

A majority of our common stock is held by just a few stockholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our stockholders for approval and which influence may be alleged to conflict with our interests and the interests of other stockholders.

As of April 1, 2014, our two largest stockholders owned an aggregate of approximately 60% of the outstanding shares of our common stock. Elkhorn Partners Limited Partnership (“Elkhorn”) owned approximately 49% and Broadwood owned approximately 11%, respectively, of the outstanding shares of our common stock at April 1, 2014. These stockholders, and Elkhorn in particular, will have significant influence over all matters submitted to our stockholders for approval including the election of our directors and other corporate actions. In addition, such influence by one or more of these stockholders could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

If we default on our loan agreement with Elkhorn, we could lose all of our assets.

On February 11, 2013, we entered into a secured loan agreement with Elkhorn. Our obligations under the loan agreement and corresponding loan are secured by substantially all of our assets, including a pledge to Elkhorn of the stock of our operating subsidiary, CWT. The loan matures on November 30, 2014. The loan agreement provides that if and to the extent we do not pay the Elkhorn Loan in full by November 30, 2014, then, Elkhorn will have the right, at its option (but not the obligation), to convert the then unpaid balance of the loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price is subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company. If we default on our obligation relating to the loan agreement, Elkhorn could foreclose on all of our assets, both tangible and intangible, leaving us with no assets.

If the Elkhorn transaction in fiscal 2014 resulted in a Section 382 ownership change, it would substantially limit our research and experimentation credits and net operating loss carryforwards.

Concurrent with the execution of the Elkhorn Loan Agreement, on February 11, 2013, Elkhorn entered into a Stock Purchase Agreement with us (the “Elkhorn Stock Purchase Agreement”). Pursuant to that Elkhorn Stock Purchase Agreement, we sold 6,250,000 shares of our common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. As a result of our sale of the 6,250,000 shares of common stock to Elkhorn pursuant to the Elkhorn Stock Purchase Agreement, Elkhorn’s beneficial ownership has increased from approximately 9% to approximately 49% of our outstanding voting stock, making Elkhorn our largest shareholder. We are reviewing whether a Section 382 ownership change may have occurred as a result of this Elkhorn transaction. If this transaction results in an ownership change, it would substantially limit our research and experimentation credits and net operating loss carryforwards.

We are highly dependent on our one employee, Tom Lanni.

In January 2014, Ms. Alisha Charlton, our Chief Accounting Officer, resigned. Currently, we have one employee, Tom Lanni, who is our Chief Executive Officer and President. In addition to being our Chief Executive Officer, President and only employee, Mr. Lanni has extensive knowledge concerning the technology underlying our patent portfolio as a result of his 20 year tenure with us. The loss of Mr. Lanni’s services could adversely impact our ability to maximize the value of our patent portfolio or otherwise negatively affect our operations.

Our quarterly operating results are subject to fluctuations and, if our operating results decline or are worse than expected, or if our litigation prospects decline materially, our stock price could fall.

We do not expect significant quarterly fluctuations in revenue and operating results as we have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio. Our quarterly operating results may fluctuate for many reasons, including:

●	Our suspension of historic, traditional business operations;

●	Our ability to prevail in our ongoing and any future litigation;

●	Our ability to raise additional funds through the sale or licensing of our patent portfolio; and

●	Legal expenses incurred related to our and any future ongoing litigation.

Due to these and other factors, our past results are not reliable indicators of our future performance. In addition, a significant portion of our operating expenses are relatively fixed including operations in support of our administrative expense. If our operating results decline or are below expectations of securities analysts or investors, the market price of our stock may decline significantly.

We have concluded that our internal controls over financial reporting were not effective as of January 31, 2014 which could cause deficiencies in our financial reporting and investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

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

Provisions of our Restated Articles of Incorporation and our Amended and Restated Bylaws may discourage attempts by other companies to acquire or merge with us, which could reduce the market value of common stock. Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws may delay or deter other persons from attempting to acquire control of us. These provisions include:

●	the authorization of our board of directors to issue preferred stock with such rights and preferences as may be determined by the board of directors, without the approval of our shareholders;

●	the prohibition of action by the written consent of the shareholders;

●	the establishment of advance notice requirements for director nominations and other proposals by shareholders for consideration at shareholder meetings;

●

the requirement that the holders of at least two-thirds of the outstanding common stock entitled to vote at a meeting are required to approve certain business combinations with interested stockholders; and

●

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

The stock market in general, and the stock prices of technology companies in particular, have experienced fluctuations that may be unrelated or disproportionate to the operating performance of these companies. Broad market and industry stock price fluctuations may adversely affect the market price of shares of our common stock. The market price of our stock has exhibited significant price fluctuations, which makes our stock unsuitable for many investors. Our stock price may also be affected by the following factors:

●	Our quarterly operating results;

●

Realizing value from our ongoing or future litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

●	The timing and announcements of technological innovations or new products by our competitors or by us, and

●	Other events affecting other companies that investors deem comparable to us.

All of these factors, as well as others not discussed above, may contribute to the volatility of our stock price.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock

Our common stock trades under the symbol “CMRO” on the over-the-counter market OTCQB. Because our stock trades over-the-counter, rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Our headquarters are located in Lake Forest, California. We entered into an amended and restated lease agreement with the landlord during fiscal 2012, upon the expiration of our original lease. Under the amended and restated lease we rent approximately 9,971 square feet of office space. The lease for this facility expires on August 31, 2016, but allows for early termination on June 30, 2014 with advance written notice and payment of abated base rent of approximately $60,000 as well as a termination fee and other costs. Our remaining rental obligation through August 31, 2016 is $0.7 million. Although the amended and restated lease is approximately 33% of the space occupied under the former lease, the premises are larger than we require for our current anticipated future operations. The lease may be terminated at our option in June 2014 and includes an early termination penalty. We continue to evaluate options including but not limited to subleasing the facility space or terminating lease after June 30, 2014.

ITEM 3.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Targus Group International, Inc., Case No. 8:14-cv-00361, Superior Court of California County of Orange – Central Justice Center. On March 10, 2014, we filed a lawsuit against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment.

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center. On April 26, 2011, Chicony, which was the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract seeking payment of $1.2 million for the alleged non-payment by us for products manufactured by Chicony. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million attributable to Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. We filed a first-amended cross-complaint which was approved by the court on April 16, 2013, which adds intentional interference to our complaint and increases the damages to at least $15.0 million. On February 4, 2014, a jury returned a verdict in our favor and awarded up approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. The award may be appealed. A portion of the award may be payable to our attorneys pursuant to an alternative professional fee arrangement and we may be entitled to reimbursement of attorney’s and other fees pending final judgment. Together, these matters may increase or decrease the net financial impact of this verdict on the Company.

Acco Brands USA LLC (“Acco”) vs. Comarco Wireless Technologies, Inc., Case No. 5:11-cv-04378-HRL, U.S. District Court for the Northern District of California. On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products manufactured and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. The trial date was scheduled for early 2014 and then postponed to mid-2014. On February 4, 2014, Kensington entered into a settlement and licensing agreement with the Company with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

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

Market Information

Our common stock trades under the symbol “CMRO” on the OTCQB. The following table sets forth, for the quarters indicated, the high and low last sale price information for our common stock as reported by OTC Markets Inc., a research service that compiles quote information reported on the National Association of Securities Dealers composite feed or other qualified inter-dealer quotation medium. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year ended January 31, 2014:
First Quarter	$0.25	$0.14
Second Quarter	0.29	0.16
Third Quarter	0.19	0.15
Fourth Quarter	0.19	0.16
Year ended January 31, 2013:
First Quarter	$0.25	$0.13
Second Quarter	0.25	0.10
Third Quarter	0.32	0.16
Fourth Quarter	0.30	0.07

Holders

As of April 1, 2014, there were 295 holders of record of our common stock.

Dividends

We did not declare any dividends during fiscal 2014 or fiscal 2013. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our board of directors.

Repurchases

We did not repurchase any securities during fiscal 2014 or fiscal 2013.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2014	2013	2012
	(In thousands, except per share data)

Revenue	$4,429	$6,338	$8,069
Cost of revenue	3,930	4,150	8,261
Gross profit	499	2,188	(192)

Selling, general and administrative expenses	1,999	2,761	3,140
Engineering and support expenses	733	2,435	1,931
	2,732	5,196	5,071
Operating loss	(2,233)	(3,008)	(5,263)
Other income (loss), net	177	(2,582)	(24)
Loss from continuing operations before income taxes	(2,056)	(5,590)	(5,287)
Income tax expense	2	2	2
Loss from continuing operations	(2,058)	(5,592)	(5,289)
Net loss from discontinued operations, net of income taxes	-	-	(21)
Net loss	$(2,058)	$(5,592)	$(5,310)
Basic and diluted loss per share:
Loss from continuing operations	$(0.14)	$(0.74)	$(0.72)
Loss from discontinued operations	-	-	-
Net loss per share	$(0.14)	$(0.74)	$(0.72)

Working capital	$(7,821)	$(6,935)	$(1,518)
Total assets	$1,337	$3,211	$3,927
Borrowings under loan agreement	$1,167	$2,000	$-
Stockholders' deficit	$(7,725)	$(6,774)	$(1,341)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc. Comarco Inc.’s wholly-owned subsidiary Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. Comarco and CWT are collectively referred to as “we,” “us,” “our,” “Comarco,” or the “Company”. Our operations consist solely of the operations of Comarco Wireless Technologies, Inc. (“CWT”).

Going Concern Qualification

The Company has experienced pre-tax losses from continuing operations for fiscal 2014 and fiscal 2013 totaling $2.1 million and $5.6 million, respectively. The Company also has negative working capital and uncertainties surrounding the Company’s future ability to obtain borrowings and raise additional capital. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must begin to monetize our intellectual property; manage operating expenses; prevail in our ongoing litigation; and raise additional funds, through either debt and/or equity financing to meet our working capital needs. We cannot guarantee that we will be able to monetize our intellectual property, manage expenses, prevail in our ongoing litigation, or obtain additional funds through either debt or equity financing transactions or that such funds, if available, will be obtainable on satisfactory terms. If we are unable to monetize our intellectual property, manage expenses, prevail in our ongoing litigation, or raise additional capital through debt or equity financings, we may be unable to continue to fund our operations, or realize value from our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern.

Business Strategy and Future Plans

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that was used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. On August 19, 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal years 2014 and 2013. We anticipate that we will generate de minimus revenue in future periods from the development, design, distribution or sale of any products. We have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio. In the future, we may resume our traditional operations, if and when possible.

Company Trends and Uncertainties

Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:

●

We are currently analyzing and will continue to analyze a range of alternatives to preserve value and/or build for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

●

Revenue for fiscal 2014 decreased to $4.4 million compared to $6.3 million for fiscal 2013. The decrease is attributable to decreased sales to our principal customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013 and we generated de minimus revenue in our fourth quarter ending January 31, 2014.  We anticipate that we will generate de minimus revenue from the development, design, distribution or sale of any products until we settle our current litigation and are able to resume traditional operations.

●

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. We are seeking damages of $17 million.

●

We have been party to litigation with Chicony Power Technology, Co. Ltd. (“Chicony”). On February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Because the award is subject to entry of final judgment and may be appealed, we will not recognize the award in our financial statements until the award is realized per applicable accounting standards. If and once realized, a portion of our award may be payable to our attorneys pursuant to an alternative professional fee arrangement. In addition, we may be entitled to reimbursement of attorney’s and other fees pending final judgment. Together, these matters may increase or decrease the net financial impact of this verdict on us.

●

We have been party to litigation with ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”). On February 4, 2014, Kensington entered into a settlement and licensing agreement with us with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

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

Revenue Recognition

We recognized product revenue upon shipment provided there were no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price was fixed or determinable, and collectability was probable. Generally, our products were shipped FOB named point of shipment, whether it is Lake Forest, which is the location of our corporate headquarters, or China, the shipping point for most of our contract manufacturers. Subsequent to October 1, 2013 and the termination of the Lenovo relationship, we had minimal revenue activities.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2014. We have a net operating loss carryforward of $40.7 million for federal and $33.6 million for state, which expire through 2033 We are reviewing whether a Section 382 ownership change may have occurred as a result of the Elkhorn transaction in fiscal 2014 (Part II, Item 8, Note 7). If this transaction results in an ownership change, it would substantially limit our research and experimentation credits and net operating loss carryforwards.

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

Results of Operations—Continuing Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2014 and fiscal 2013:

Revenue

Revenue for fiscal 2014 decreased to $4.4 million compared to $6.3 million for fiscal 2013. The decrease is attributable to by decreased sales to our only material customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013 and we generated de minimus revenue in our fourth quarter ending January 31, 2014.

	(in thousands)
	Years Ended January 31,
	2014	2013	% Change

Revenue	$4,429	$6,338	-30%
Operating loss	$(2,233)	$(3,008)	-26%
Net loss	$(2,058)	$(5,592)	-63%

	(in thousands)
	Years Ended January 31,
	2014	2013	% Change

Revenue:
Asia-Pacific	$4,319	$6,238	-31%
North America	73	78	-6%
Europe	37	22	68%
	$4,429	$6,338	-30%

	(in thousands)
	Years Ended January 31,
	2014	2013	% Change

Revenue:
Lenovo	$4,319	$6,203	-30%
Dell	-	67	-100%
Other	110	68	62%
	$4,429	$6,338	-30%

Cost of Revenue and Gross Margin

	(in thousands)
	Years Ended January 31,
	2014		2013		% Change
		% of Total		% of Total
Cost of Revenue:
Product costs	$2,994	76%	$4,375	105%	-32%
Supplier settlement	-	0%	(1,443)	-35%	-100%
Supply chain overhead	534	14%	812	20%	-34%
Inventory reserve and scrap charges	402	10%	406	10%	-1%
	$3,930	100%	$4,150	100%	-5%

	Years Ended January 31,
	2014	2013	% Change

Gross profit percent	11%	35%	-68%
Gross profit percent, excluding supplier settlement	11%	12%	-6%

Fiscal 2014 gross profit percent was comparable to the fiscal 2013 levels, excluding supplier settlement. In fiscal 2013, we recorded a benefit of $1.4 million in cost of revenue as a result of a settlement agreement with our supplier, EDAC Power Electronics, Co. Ltd. (“EDAC”). We reversed previously incurred product and freight costs and discharged $1.4 million in net liabilities due to EDAC.

Our supply chain overhead expenses decreased $0.28 million or 34 percent in fiscal 2014 compared to fiscal 2013. The decrease is due to reductions in personnel and related costs as well as other expenses as a result of continued cost cutting measures.

The inventory reserve and scrap charges of $0.4 million recorded in fiscal 2014 relates primarily to reserves established for excess Constellation components and other slow-moving inventory. The inventory reserve and scrap charges of $0.4 million recorded in fiscal 2013 relates primarily to reserves established for excess ChargeSource components as well as slow-moving inventory.

Operating Costs and Expenses

	(in thousands)
	Years Ended January 31,
	2014		2013		% Change
		% of Total		% of Total
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$32	1%	$256	4%	-88%
Corporate overhead	1,967	44%	2,505	40%	-21%
Engineering and support expenses	733	17%	2,435	38%	-70%
	$2,732	62%	$5,196	82%	-47%

The fiscal 2014 decrease in selling, general and administrative expenses of $2.5 million compared to fiscal 2013 relates primarily to decreased legal expenses and personnel and related costs.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The decrease of $0.5 million for the year ended January 31, 2014 relates primarily to decreased personnel and related costs and consulting expenses offset by increases in rent expense, insurance and other expenses.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2014 decrease in engineering and support costs includes approximately $1.2 million in decreased legal fees primarily as result of alternative fee agreements we entered into with our legal counsel in the Chicony litigation and our other intellectual infringement and enforcement litigation matters and $0.4 million in decreased personnel and related expenses (due primarily to a reduction in overall headcount).

Interest Expense, Net

Interest expense, net, consists primarily of amortization expense related to the loan discount and interest expense offset by interest income, if any. During fiscal 2014, we incurred approximately $0.3 million in amortization of the loan discount. Additionally, interest expense of $0.1 million related to our Loan Agreement with Elkhorn was expensed as incurred. During fiscal 2013, we incurred approximately $1.4 million in amortization of the loan discount. Additionally, loan fees totaling $55,000 related to our Loan Agreement with Broadwood were expensed as incurred.

Change in Fair Value of Derivative Liabilities

For fiscal 2014, the change in fair value of derivative liabilities is a result decrease in the fair value of our derivative liabilities of $0.6 million. Our derivative liabilities consist of conversion features embedded in the Elkhorn Loan Agreement entered into in the first quarter of fiscal 2014 and warrants issued to Broadwood in the second quarter of fiscal 2013. (See Note 8 of Part II, Item 8 of this report)

For fiscal 2013, we reported an increase in the fair value of our derivative liabilities of approximately $1.1 million. Our derivative liabilities consist solely of the warrants issued to Broadwood in the second quarter of fiscal 2013.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2014.

During fiscal 2014, we recorded a net loss of $2.1 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset of $16.7 million, all of which is fully reserved.

During fiscal 2013, we recorded a net loss of $5.6 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset of $17.7 million, all of which is fully reserved.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	(in thousands)
	Years Ended January 31,
	2014	2013

Cash provided by (used in):
Operating activities	$443	$(2,712)
Investing activites	$19	$(92)
Financing activities	$530	$2,000

Cash Flows from Operating Activities

The cash provided in operating activities during fiscal 2014 of $0.4 million is a result of cash collected from customers and suppliers of $1.8 million, net of operating expenses paid of $1.4 million.

The cash used in operating activities during fiscal 2013 of $2.7 million related to $1.3 million decrease from accounts receivable from customers and suppliers and of $1.4 million in operating expenses paid in fiscal 2013.

In the fiscal 2014 and 2013, we initiated a reduction in force across all departments in order to reduce our cash burn. While we anticipate that our cost cutting measures will reduce our cash burn during fiscal 2015, we may require further cost cutting measures and/or additional capital from debt or equity financing to fund our operations. We cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash Flows from Investing Activities

During fiscal 2014, we spent $9,000 in capital equipment purchases and received $28,000 in proceeds from the sale of equipment.

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

Cash Flows from Financing Activities; Loan Agreement & Credit Facility

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

Uncertainties Regarding Future Operations and the Funding of Liquidity Requirements for the Next 12 Months

As of January 31, 2014, we had negative working capital of approximately $7.8 million, of which $2.5 million relates to the fair value of derivative liabilities. During our third fiscal quarter of fiscal 2014, Lenovo notified us of its intention to cease offering our Constellation product. We completed the delivery of all remaining units to Lenovo during that quarter. In order for us to continue our operations for the next twelve months and to be able to discharge our liabilities and commitments in the normal course of business, it will be necessary for us to successfully conclude and/or prevail in our ongoing litigation and raise additional funds through the sale or licensing of our patent portfolio, or through additional debt and/or equity financing, to meet our cash requirements during the next twelve months. No assurance can be given, however, that we will be successful in meeting those operating objectives or cash requirements.

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

We are currently analyzing and will continue to analyze a range of alternatives to build and preserve value for our stakeholders, including, but not limited to exploring additional investment and incremental financing from current and/or new investors, entering litigation partnerships with outside entities with regard to certain current previously disclosed and/or future litigation matters, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2014 (in thousands):

	Payments due by Period
Long Term Debt Obligations	Less than 1 year	1 to 3 years	3 to 5 years	Total
Operating lease obligations	$248	408	-	$656

In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.8 million, which we are uncertain as to if or when such amounts may be settled.

We have a severance compensation agreement with a key executive. This agreement requires us to pay this executive, in the event of a termination of employment following a change of control of the Company or other circumstances, their then current annual base salary and the amount of any bonus amount the executive would have achieved for the current year. We have not recorded any liability in the consolidated financial statements for these agreements.

Although the contemplated sale of shares of common stock and the issuance of the warrants and possible issuance of additional warrant shares by us to Broadwood could result in a "Change of Control" for purposes of the severance compensation agreements, each of the then executives who were parties to those agreements waived their rights to receive payments under those agreements in the event that a "Change of Control" occurs as a result of the sale of shares and the issuance of warrants and additional warrants to Broadwood.

Additionally, as a result of our sale of the 6,250,000 shares of common stock to Elkhorn, as discussed above, Elkhorn’s beneficial ownership of our common stock has increased from approximately 9% to approximately 49%, making Elkhorn our largest shareholder. Each of the executives who were parties to severance compensation agreements waived their rights to receive payments under those agreements as a result of the issuance of shares to Elkhorn.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Other Comprehensive Income”.  ASU 2013-02 finalized the reporting for reclassifications out of accumulated other comprehensive income, which was previously deferred, as discussed below. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, they do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is also required to present on the face of the financials where net income is reported or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Other amounts need only be cross-referenced to other disclosures required that provide additional detail of these amounts. The amendments in this update are effective for reporting periods beginning after December 15, 2012, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

The FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards updates and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Comarco, Inc. and subsidiary (the “Company”) as of January 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule of Comarco, Inc. listed in Part IV, Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. and subsidiary as of January 31, 2014 and 2013 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flow from operations, has negative working capital and faces uncertainties surrounding the Company’s ability to raise additional funds. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 28, 2014

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$1,096	$104
Accounts receivable due from customers, net of reserves of $40 and $0	-	1,307
Accounts receivable due from suppliers, net of reserves of $0 and $24	128	1,132
Inventory, net of reserves of $0 and $631	-	466
Other current assets	17	-
Total current assets	1,241	3,009
Property and equipment, net	14	120
Restricted cash	82	82
Total assets	$1,337	$3,211

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,363	$3,688
Accrued liabilities	1,012	1,831
Loan payable	1,167	2,000
Derivative liabilities	2,520	2,466
Total current liabilities	9,062	9,985
Total liabilities	9,062	9,985

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,684,165 and 7,635,039 shares issued and outstanding at January 31, 2014 and 2013, respectively	1,468	764
Additional paid-in capital	15,980	15,577
Accumulated deficit	(25,173)	(23,115)
Total stockholders' deficit	(7,725)	(6,774)
Total liabilities and stockholders' deficit	$1,337	$3,211

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2014	2013

Revenue	$4,429	$6,338
Cost of revenue	3,930	4,150
Gross profit	499	2,188

Selling, general and administrative expenses	1,999	2,761
Engineering and support expenses	733	2,435
	2,732	5,196
Operating loss	(2,233)	(3,008)
Interest expense, net	398	1,481
Change in fair value of derivative liabilities	(575)	1,101

Loss from operations before income taxes	(2,056)	(5,590)
Income tax expense	2	2
Net loss	$(2,058)	$(5,592)

Basic loss per share:	$(0.14)	$(0.74)
Diluted loss per share:	$(0.14)	$(0.74)

Weighted-average shares outstanding:
Basic	14,397	7,545
Diluted	14,397	7,545

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance at January 31, 2012 7,388,194 shares	$739	$15,443	$(17,523)	$(1,341)
Net loss	-	-	(5,592)	(5,592)
Issuance of 246,845 shares of common stock upon vesting of restricted stock units	25	(25)	-	-
Stock based compensation expense	-	159	-	159
Balance at January 31, 2013 7,635,039 shares	764	15,577	(23,115)	(6,774)
Net loss	-	-	(2,058)	(2,058)
Common stock issued	644	386	-	1,030
Issuance of 187,300 shares of common stock upon vesting of restricted stock units	18	(18)	-	-
Issuance of 420,000 shares of restricted common stock	42	(42)	-	-
Stock based compensation expense	-	77	-	77
Balance at January 31, 2014 14,684,165 shares	$1,468	$15,980	$(25,173)	$(7,725)

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,058)	$(5,592)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	55	97
Loss on sale/retirement of property and equipment	32	11
Amortization of loan discount	291	1,365
Stock-based compensation expense	77	159
Provision for doubtful accounts receivable	16	(63)
Provision for obsolete inventory	631	(1,161)
Change in fair value of derivative liabilities	(570)	1,101
Supplier settlement	(60)	(1,443)
Changes in operating assets and liabilities
Accounts receivable due from customers	1,307	(367)
Accounts receivable due from suppliers	518	(935)
Inventory	(165)	1,826
Other assets	(17)	63
Accounts payable	675	1,740
Accrued liabilities	(289)	487
Net cash provided by (used in) operating activities	443	(2,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(102)
Proceeds from sale of property and equipment	28	10
Net cash provided by (used in) investing activites	19	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	1,500	2,000
Loan repayment	(2,000)	-
Net proceeds from common stock issued	1,030	-
Net cash provided by financing activities	530	2,000

Net increase (decrease) in cash and cash equivalents	992	(804)
Cash and cash equivalents, beginning of year	104	908
Cash and cash equivalents, end of year	$1,096	$104

Noncash investing and financing activities:
Loan discount recorded in connection with issurance of warrants	$-	$1,365
Debt discount recorded upon issuance of convertible debt	$624	$25
Loss on retired fixed assets at contract manufacturers	$60	$-

Supplementary disclosures of cash flow information:
Cash paid for interest	$76	$2
Cash paid for income taxes, net of refunds	$2	$-

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc. Comarco Inc.’s wholly-owned subsidiary Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. Comarco and CWT are collectively referred to as “we,” “us,” “our,” “Comarco,” or the “Company”.

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

Future Operations, Liquidity and Capital Resources

We have experienced substantial operating losses for fiscal years ended January 31, 2014 and 2013 totaling approximately $2.1 million and $5.6 million, respectively. The consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

Our business during fiscal year 2014 and 2013 was almost entirely driven by sales of our products to Lenovo. However, as previously announced in August 2013, Lenovo notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo and terminated its relationship with us. We completed shipping product to Lenovo during our third fiscal quarter. As a result of this decision by Lenovo, we generated de minimus revenue in our fourth fiscal quarter ended January 31, 2014. The loss of Lenovo as a customer will have a material adverse impact on our future results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard. Comarco is currently analyzing and will continue to analyze a range of alternatives to build and/or preserve value for its stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

In February 2014, two of our ongoing litigation matters were resolved. In the Chicony matter, on February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Because the award may be appealed, we will not recognize the award in our financial statements until the award is realized. If and once realized, a portion of our award may be payable to our attorneys pursuant to an alternative professional fee arrangement. In addition, we may be entitled to reimbursement of attorney’s and other fees pending final judgment. Together, these matters may increase or decrease the net financial impact of this verdict on the Company. Also on February 4, 2014, Comarco and Kensington entered into a settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from the litigation.

Our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. In the future, we may resume our traditional activities, if and when possible.

We had negative working capital totaling approximately $7.8 million at January 31, 2014, of which $2.5 million relates to the fair value of derivative liabilities. In order for us to conduct our business for the next twelve months, to continue operations thereafter and to be able to discharge our liabilities and commitments in the normal course of business, we must raise additional funds, through the sale or licensing of our patent portfolio, obtain additional debt and/or equity financing or prevail in our ongoing litigation to meet our working capital needs. There is no assurance that we will succeed in the sale or licensing of our patent portfolio or raise additional financing and if we are not successful doing so, we may have to evaluate other alternatives or partially, or entirely, cease our operations.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, allowance for doubtful accounts, valuation allowances for deferred tax assets, valuation of derivative liabilities and determination of stock-based compensation.

Revenue Recognition

Revenue from product sales was recognized upon shipment of products provided there were no uncertainties regarding customer acceptance, persuasive evidence of an arrangement existed, the sales price was fixed or determinable, and collectability was probable. Generally, our products were shipped FOB named point of shipment, whether it was Lake Forest, which was the location of our corporate headquarters, or China, the shipping point for most of our contract manufacturers.

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

Accounts Receivable due from Suppliers

Oftentimes we were able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially the case when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (formerly Flextronics Electronics) the CM who builds the product we sell to Lenovo transitioned from a relationship where we directly sourced just a few components in the bill of material to a process where we directly sourced all of the component parts in the bill of material.

Inventory

Inventory is valued at the lower of cost (calculated on average cost, which approximates first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a write down of excess and obsolete inventory based primarily on excess quantities on hand based upon historical and forecasted component usage. As of January 31, 2014, we no longer had any inventory on hand.

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

We evaluate property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not experience any changes in our business or circumstances to require an impairment analysis nor did we recognize any impairment charges during the fiscal years ended January 31, 2014 and 2013.

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Research and Development Costs

Research and development costs are charged to expense as incurred and are reported as engineering and support costs. During fiscal 2014 and fiscal 2013, we incurred approximately $0.4 million and $0.9 million in research and development expense, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2014.

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

During fiscal 2014, we recorded a net loss of $2.1 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset of $16.7 million at January 31, 2014, $1.1 million of which relates to net operating losses created in fiscal 2014, continues to be fully reserved.

During fiscal 2013, we recorded a net loss of $5.6 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset of $17.7 million at January 31, 2013, $1.9 million of which relates to net operating losses created in fiscal 2013, continues to be fully reserved.

Advertising

Advertising costs are expensed as incurred. We began advertising late in the fourth quarter of fiscal 2012 in order to drive internet users to visit our website, www.chargesource.com, and ultimately make a purchase. Advertising incurred during fiscal 2014 and 2013 totaled approximately $2,000 and $23,000, respectively.

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. (“Broadwood”) contain provisions that adjust the exercise price in the event of certain dilutive issuance of our securities (see Note 7). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.4 million and a corresponding discount to the underlying loan payable (see Note 8). Additionally, during the first quarter of fiscal 2014, we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price may be adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Note 8).

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

Stock-Based Compensation

We grant stock awards, restricted stock and restricted stock units for a fixed number of shares to employees, consultants, and directors with an exercise or grant price equal to the fair value of the shares at the date of grant.

We account for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities discussed below. The fair value of the derivative liabilities, which are comprised of the warrants issued/issuable to Broadwood and conversion and anti-dilutive features embedded in the Elkhorn Convertible Note, at January 31, 2014 and 2013 was $2.5 million. Warrants and the conversion features classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations. The legal expenses included in engineering and support expenses decreased approximately $1.2 million during the year ended January 31, 2014, when compared to the prior fiscal year. The decrease in legal expenses during fiscal 2014 is predominantly due to alternative fee arrangements we entered into with our legal counsel regarding the Chicony case and our other ongoing infringement and enforcement litigation matters. All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our consolidated statement of operations. The legal expense included in selling, general and administrative expenses during fiscal 2014 and fiscal 2013 was $0.7 million and $0.6 million, respectively.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Subsequent Events

Management has evaluated events subsequent to January 31, 2014 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements (see Note 14).

3.	Customer and Supplier Concentrations

Substantially all of the Company’s revenue is derived from a single customer, Lenovo. As discussed in Note 2 above, Lenovo notified us of their intention to cease offering Comarco’s product to its customers. We shipped approximately 20,000 of our Constellation units to Lenovo and 11,000 field replacement units to Lenovo affiliates during the third fiscal quarter of 2014, and we have no further orders from Lenovo or their affiliates. The loss of Lenovo will have a material adverse impact on our future revenues and results of operations.

The customers providing 10 percent or more of our revenue for either of the years ended January 31, 2014 and 2013 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2014		2013
Total revenue	$4,429	100%	$6,338	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$4,319	98%	6,203	98%
	$4,319	98%	$6,203	98%

Revenue for fiscal 2014 decreased to $4.4 million compared to $6.3 million for fiscal 2013. The decrease is attributable to by decreased sales to our principal customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013 and we generated de minimus revenue in our fourth quarter ending January 31, 2014.

Our revenues by geographic location for the years ended January 31, 2014 and 2013 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2014		2013
Revenue:
Asia-Pacific	$4,319	98%	6,238	98%
North America	73	2%	$78	1%
Europe	37	1%	22	0%
	$4,429	100%	$6,338	100%

The suppliers comprising 10 percent or more of our gross accounts receivable due from customers at either January 31, 2014 or 2013 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2014		2013
Total gross accounts receivable due from customers	$-	0%	$1,307	100%
Customer concentration:
Lenovo Information Products Co., Ltd.	$-	0%	1,291	99%
Dell Inc. and affililates	-	0%	-	0%
	$-	0%	$-	0%

The suppliers comprising 10 percent or more of our gross accounts receivable due from suppliers at either January 31, 2014 or 2013 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2014		2013
Total gross accounts receivable due from suppliers	$128	100%	$1,156	100%
Customer concentration:
Power Systems Technologies, Ltd.	$-	0%	$1,008	87%
Zheng Ge Electrical Co., Ltd.	122	95%	122	11%
	$122	95%	$1,130	98%

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

The suppliers and other vendors comprising 10 percent or more of our gross accounts payable at either January 31, 2014 or 2013 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2014		2013

Total gross accounts payable	$4,363	100%	$3,688	100%
Supplier and vendor concentration:
Chicony Power Technology, Co. Ltd.	$1,100	25%	$1,100	30%
Pillsbury Winthrop Shaw Pittman, LLP	$1,953	45%	$1,614	44%
	$3,053	70%	$2,714	74%

Chicony Power Technology, Co. Ltd., (“Chicony”) was the manufacturer of the Bronx product, which was subject to a recall and we are currently in litigation with Chicony (see Note 13). We made no payments to this supplier during either fiscal 2014 or 2013. On February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Because the award is subject to entry of final judgment and may be appealed, we will not recognize the award in our financial statements until the award is realized. We have made no payments to Chicony during fiscal 2014 (see Note 13).

4.	Inventory

Inventory, net of reserves, consists of the following (in thousands):

	January 31,
	2014	2013

Raw materials	$-	$397
Finished goods	-	69
	$-	$466

As of January 31, 2014, we wrote down our remaining inventory balances, representing primarily component inventory in excess of requirements and charged to cost of revenues. We also shipped certain components to a liquidator in an attempt to salvage some economic value from these parts, but to date we have not recovered any amounts and expect such recoveries to be minor.

As of January 31, 2013, approximately $720,000 of total gross inventory was located at our corporate headquarters. The remaining balance was located at various contract manufacturer locations in Asia and at a third party inventory warehouse for our customer, Lenovo.

5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2014	2013

Office furnishing and fixtures	$605	$619
Equipment	973	2,294
Purchased software	66	66
	1,644	2,979
Less: Accumulated depreciation and amortization	(1,630)	(2,859)
	$14	$120

We held equipment, primarily tooling and fixtures at various contract manufacturer locations in China related to our customer, Lenovo. As of January 31, 2014, we retired all fixed assets at these contract manufacturer locations.

As of January 31, 2013, tooling and fixtures equipment with a cost basis of approximately $1,300,000 and with a net book value of approximately $45,000 was located at various contract manufacturer locations in China.

During fiscal 2013, nearly fully depreciated office furnishings and equipment with a cost basis of $400,000 and $275,000, respectively, was retired through a process of physical inspection and management inquiry. We recorded a loss on retirement of assets of $11,000 related to these transactions.

Depreciation and amortization expense for fiscal 2014 and fiscal 2013 totaled $55,000 and $97,000, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2014	2013

Uninvoiced materials and services received	$458	$1,269
Accrued legal and professional fees	161	169
Accrued payroll and related expenses	58	147
Accrued warranty	20	68
Other	315	178
	$1,012	$1,831

At January 31, 2014, approximately $0.3 million or 70 percent of total uninvoiced materials and services received of $0.5 million, included in accrued liabilities were payable to Zheng Ge Electrical Co. Ltd. (“Zheng Ge”). At January 31, 2013, approximately $1.1 million or 85 percent of total uninvoiced materials and services of $0.6 million, included in accrued liabilities were payable to Zheng Ge. We ceased paying Zheng Ge during the course of the recall. (see Note 13)

7.	Loan Agreement

On February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”). Pursuant to those Elkhorn Agreements, Elkhorn has made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 and has purchased a total of 6,250,000 shares of the Company’s common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan.

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

The Elkhorn Loan Agreement provides that if and to the extent the Company does not pay the Elkhorn Loan in full by its Maturity Date, then, Elkhorn will have the right, at its option (but not the obligation), to convert the then unpaid balance of the Elkhorn Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price is subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement. This conversion feature creates a derivative liability that is described in Note 8.

The Elkhorn Loan Agreement contains customary representations and warranties of and affirmative and negative covenants on the part of the Company and CWT. The Elkhorn Agreement also provides that the Elkhorn Loan, together with accrued interest, will become immediately due and payable upon the occurrence of an Event of Default, which is defined in the Elkhorn Loan Agreement to include each of the following, among others: (i) a failure of the Company to pay the principal or accrued interest on the Elkhorn Loan which continues remedied for three calendar days (except that such grace period shall not apply to amounts due at the Maturity Date of the Loan), (ii) the Company or CWT commits a breach of any of their other material obligations under the Elkhorn Loan Agreement or under any of the Debt Related Agreements (described below) and the breach which remains uncured for a period ranging from 15 days to 30 days (depending on the nature of the breach) following receipt of notice of the breach from Elkhorn; (iii) any of the representations or warranties of the Company or CWT contained in the Elkhorn Loan Agreement prove to have been untrue or incorrect in any material respect, (iv) the Company or CWT fails to pay indebtedness, as such term is defined in the Elkhorn Loan Agreement, in the amount of $200,000 or more owed to any other creditor, (v) one or more judgments are entered against the Company or CWT in an aggregate amount of $200,000 or more, which are not satisfied, discharged, stayed or bonded against within the succeeding 30 days, and (vi) the filing by the Company of a voluntary petition in bankruptcy or the Company’s failure to obtain the dismissal, within 60 days, of an involuntary petition filed against it in bankruptcy, or a receiver or liquidator is appointed over, or an attachment is issued against a substantial part of the assets of the Company or CWT, which in either case remains undismissed for the succeeding thirty (30) days.

Upon the occurrence and during the continuance of an Event of Default, interest on the Elkhorn Loan will accrue at the lesser of (i) 15% per annum or (ii) the highest rate permitted by applicable law.

Debt Related Agreements. In connection with the Elkhorn Loan Agreement, the Company and CWT entered into a Security Agreement and the Company entered into a Pledge Agreement (collectively, the “Debt Related Agreements”) with Elkhorn to secure the payment and performance by the Company and CWT of their respective obligations under the Elkhorn Loan Agreement and the Debt Related Agreements. Set forth below is a summary of those Agreements.

Security Agreement. As security for the performance of their respective obligations under the Elkhorn Loan Agreement and the Debt Related Agreements, the Company and CWT have entered into a security agreement (the “Security Agreement”) granting Elkhorn a first priority perfected security interest in all of their assets, including their intellectual property rights. The Security Agreement provides that, on the occurrence and during the continuance of an Event of Default, whether by the Company or CWT, Elkhorn will become entitled to take possession of and to sell the assets of the Company and CWT to the extent necessary to recover the amounts due Elkhorn under the Elkhorn Loan Agreement and any other amounts that may be due and payable to Elkhorn under any of the Debt Related Agreements.

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

Elkhorn Stock Purchase Agreement

Concurrently with the Company’s entry into the Elkhorn Loan Agreement, the Company and Elkhorn entered into the Elkhorn SPA. Pursuant to that Elkhorn SPA Agreement, the Company sold 6,250,000 shares of its common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. As noted above, that purchase price compares to an average per share closing price for Comarco’s shares of $0.14 during the five trading days immediately preceding the sale of the shares to Elkhorn, and an average per share closing price of $0.158 for the 29 trading days that that began on January 1, 2013 and ended on February 8, 2013.

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

Pursuant to that Broadwood Loan Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Broadwood Loan”) to the Company and to CWT, as co-borrower. The Broadwood Loan bore interest at 5% per annum, ranked senior in right of payment to all other indebtedness of the Company and was due and payable in full on January 28, 2013. The Company originally intended to repay the Broadwood Loan and accrued interest from the $3.0 million in proceeds that was expected to be received from Broadwood in the fourth quarter of fiscal 2013, pursuant to the Broadwood Stock Purchase Agreement (“Broadwood SPA”) discussed below.

On January 28, 2013, the maturity date of the Broadwood Loan, the Company was informed by Broadwood, that it was Broadwood’s position that one or more of the conditions precedent to its obligation to purchase the Company’s shares pursuant to the Broadwood SPA had not been satisfied and, as a result, Broadwood would not consummate that purchase and, therefore, the Company would have to repay the Broadwood Loan in cash. On February 11, 2013, the Company repaid the amounts outstanding under the Broadwood Loan Agreement in full.

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during fiscal 2014. Our fair value measurements at the January 31, 2014 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

		Quoted Prices
		in Active	Significant Other	Significant
	January 31,	Markets for	Observable	Unobservable
Description	2014	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilties	$2,520	$-	$-	$2,520

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with the conversion and anti-dilutive features embedded in the Elkhorn Secured Loan Agreement in Note 7 utilizing the Monte Carlo simulation model:

January 31, 2014
Risk free interest rate	0.09%
Average expected life (in years)	0.83
Expected volatility	54.17%
Expected dividends	None

The following outlines the significant weighted average assumptions used to estimate the fair value information presented, in connection with our outstanding and contingent warrants issued to Broadwood as described in Note 7 utilizing the Monte Carlo simulation model:

January 31, 2014
Risk free interest rate	1.97%
Average expected life (in years)	6.49
Expected volatility	115.59%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the fiscal year ended January 31, 2014 (in thousands):

			Change in estimated
		Recorded new	fair value recognized
	February 1,	Derivative	in results of	January 31,
Description	2013	Liabilities	operations	2014

Broadwood warrants	$2,466	$-	$(40)	$2,426
Elkhorn conversion features	0	624	(530)	94
	$2,466	$624	$(570)	$2,520

9.	Income Taxes

Income tax expense on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2014	2013
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	2	2
Deferred	—	—
Foreign:
Current	—	—
	$2	$2

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended January 31,
	2014		2013
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Loss from continuing operations before income taxes and discontinued operations	$(2,056)	100%	$(5,590)	100%

Computed “expected” income tax benefit on loss from continuing operations before income taxes	$(699)	(34)%	$(1,901)	(34)%
State tax, net of federal benefit	2	0%	(301)	(5)%
Tax credits	—	0%	(80)	(2)%
Change in valuation allowance	(1,074)	(52)%	619	11%
Permanent differences	(93)	(5)%	969	17%
Return to provision adjustments	—	0%	681	12%
Change in state tax rate	1,866	91%
Other, net	—	0%	15	—
Income tax expense	$2	—	$2	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2014 and 2013 are as follows (in thousands):

	January 31,
	2014	2013
Deferred tax assets:
Inventory	—	277
Property and equipment, principally due to differing depreciation methods	134	206
Accruals and reserves	124	184
Net research and manufacturer investment credit carryforwards	2,308	2,563
Net operating losses	13,904	14,322
AMT credit carryforwards	110	126
Stock based compensation	93	69
Other	2	2
Total gross deferred tax assets	16,675	17,749
Less: valuation allowance	(16,675)	(17,749)
Net deferred tax assets	$—	$—

We have federal and state research and experimentation credit carryforwards of $1.7 million and $2.1 million, respectively, which expire through 2032. We have a net operating loss carryforward of $40.7 million for federal and $33.6 million for state, which expire through 2033. We are reviewing whether a Section 382 ownership change may have occurred as a result of the Elkhorn transaction in fiscal 2014 (Note 7). If this transaction results in an ownership change, it would substantially limit our research and experimentation credits and net operating loss carryforwards.

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a full valuation allowance for deferred tax assets as of January 31, 2014, an decrease of $1.1 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence utilize, the deferred tax assets.

A reconciliation of the beginning balance of our unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2013	$777
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Reductions for tax positions of prior years	—
Balance at January 31, 2014	$777

The unrecognized tax benefits recorded above, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. We recognize interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations.

We and our subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2009 in those jurisdictions where returns have been filed.

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

During fiscal 2014, 420,000 restricted stock shares were granted and no stock options were granted. The fair value of the restricted stock shares granted during fiscal 2014 was estimated using the stock price on the date of the grant of $0.18 and a forfeiture rate of 8.2 percent. During fiscal 2013, 300,000 restricted stock units were granted and 465,000 stock options were granted. The fair value of the restricted stock units granted during fiscal 2012 was estimated using the stock price on the date of the grant of $0.16 and a forfeiture rate of 10.63 percent.

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

The stock-based compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):

	Years Ended
	January 31,
	2014	2013
Stock-based compensation expense	$77	$159
Impact on basic and diluted earnings per share	$(0.01)	$(0.02)

The total compensation cost related to nonvested awards not yet recognized is approximately $18,200, which will be expensed over a weighted average remaining life of 14 months.

The fair value of the 465,000 options granted under our stock option plans during fiscal 2013 was estimated on the date of grant using the following weighted average assumptions:

Year Ended
January 31, 2013
Weighted average risk-free interest rate	0.7%
Expected life (in years)	5.5
Expected stock volatility	121%
Dividend yield	None
Expected forfeitures	8.2%

Transactions and other information related to stock options granted under these plans for the years ended January 31, 2014 and 2013 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, February 1, 2012	380,000	$3.93
Options granted	465,000	0.40
Options canceled or expired	(80,500)	7.90
Options exercise	-	-
Balance, January 31, 2013	764,500	$1.48
Options granted	-
Options canceled or expired	(126,000)	2.77
Options exercise	-
Balance, January 31, 2014	638,500	$1.22
Stock Options Exercisable at January 31, 2014	591,100	$1.23

Transactions and other information related to restricted stock units (“RSU’s”) granted under these plans for the years ended January 31, 2014 and 2013 are summarized below:

	Outstanding Restricted
	Stock Units
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, February 1, 2012	293,651	$3.93
RSUs granted	300,000	0.40
RSUs canceled or expired	(42,480)	7.90
RSUs exercise	(246,845)	0.28
Balance, January 31, 2013	304,326	$1.48
RSUs canceled or expired	(112,700)	0.16
RSUs exercise	(191,626)	0.16
Balance, January 31, 2014	-	$-

The RSU’s canceled or expired in the table above represent the difference between the number of shares awarded and the number issued because the recipient elected a net award to cover personal income taxes.

Transactions and other information related to restricted stock granted under these plans for the year ended January 31, 2014 are summarized below:

	Outstanding Restricted Stock
	Number of Shares	Weighted-Average Stock Price on Grant Date
Balance, January 31, 2013	-	$-
Restricted Stock Granted	420,000	0.18
Restricted Stock Forfeited	-	-
Balance, January 31, 2014	420,000	$0.18

At January 31, 2014 and 2013, the stock awards outstanding had no intrinsic value based upon closing market price of $0.17 per share, respectively.

The following table summarizes information about stock awards outstanding at January 31, 2014:

			Awards Outstanding			Options Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Ave. Remaining Contractual Life	Weighted-Ave. Exercise/Grant Price	Number Exercisable	Weighted-Ave. Exercise Price
	$0.40		465,000	8.70	$0.40	465,000	$0.40
$1.09	-	$1.20	118,500	9.65	1.11	71,100	1.11
	$4.90		15,000	4.08	4.90	15,000	4.90
$8.38	-	$10.43	40,000	3.40	9.78	40,000	9.78
			638,500		1.22	591,100	1.23

There were 591,100 stock options exercisable at January 31, 2014 at a weighted-average exercise price of $1.23. Shares available under the plans for future grants at January 31, 2014 were 35,224.

11.	Loss Per Share

We calculate basic loss per share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflect the effects of potentially dilutive securities. Because we incurred net losses for the fiscal years ended January 31, 2014 and 2013, basic and diluted loss per share were the same because the inclusion of 108,000 and 330,000, as of January 31, 2014 and 2013, respectively, potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended January 31,
	2014	2013

Net loss	$(2,058)	$(5,592)
Basic net loss per share:
Weighted-average shares outstanding-Basic	14,397	7,545
Basic net loss per share	$(0.14)	$(0.74)
Diluted net loss per share:
Weighted average shares outstanding - basic	14,397	7,545
Weighted average shares outstanding - diluted	14,397	7,545
Diluted loss per share	$(0.14)	$(0.74)

12.	Employee Benefit Plans

We have a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as amended and restated effective February 1, 2012, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, we may contribute a portion of our net profits as determined by our Board of Directors. Participants are vested immediately in their voluntary contributions plus actual earnings thereon. Company contributions plus actual earnings thereon generally vest ratably over a four year period. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2014 and 2013 were approximately $21,000 and $33,000, respectively. During fiscal 2014 and fiscal 2013, we made matching contributions of $21,000 and $14,000 respectively, through forfeited matching funds previously contributed to the Plan.

We have obligations to match employee contributions made to the Plan. Generally, our obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If we are unable to meet the requisite matching, the Plan may need to be amended.

13.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on our office space, were 0.7 million at January 31, 2014, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2015	$248
2016	256
2017	152
Total minimum lease payments	$656

Rental expense for the years ended January 31, 2014 and 2013 was approximately $0.3 million. The lease may be terminated at our option in June 2014 and includes an early termination penalty. We continue to evaluate options including but not limited to subleasing the facility space or terminating lease after June 30, 2014.

Purchase Commitments with Suppliers

The Company has historically issued purchase orders to its suppliers with delivery dates from four to six weeks from the purchase order date. In addition, the Company has typically provided significant suppliers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. The Company generally accepts delivery of materials pursuant to its purchase orders subject to various contract provisions that allow it to delay receipt of such order or allow it to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by the Company. In the past, the Company has been required to take delivery of materials from its suppliers that were in excess of its requirements and the Company has previously recognized charges and expenses related to such excess material. In the third quarter of fiscal 2014, we began the process of cancelling purchase orders beyond the forecasted unit volume contained in Lenovo’s rolling forecast upon the receipt of their notification that it will cease purchasing our product and as a result of the termination of the Lenovo relation will not longer be a purchasing material (See Note 2).

Executive Severance Commitments

We have a severance compensation agreement with our key executive. This agreement requires us to pay this executive, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of his then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for this agreement.

Although the contemplated sale of shares of common stock and the issuance of the Warrants and possible issuance of the Additional Warrant Shares by the Company to Broadwood could result in a change of control for purposes of the severance compensation agreements, the executive who is party to this agreement has waived his right to receive payments under this agreement in the event that a change of control occurs as a result of the sale of shares and the issuance of Warrants and Additional Warrants to Broadwood.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn Partners Limited Partnership (“Elkhorn”), subsequent to fiscal year end (see Note 14), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of for purposes of the severance compensation agreement. The executive who is party to this agreement has waived his right to receive payments under this agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit expires on August 1, 2014.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2014, no compensation expense has been accrued under this deferred compensation plan as its goal was not achieved.

Legal Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On April 16, 2013, the court approved our first-amended cross-complaint, which added intentional interference to our complaint and increased the damages we were seeking to at least $15.0 million. The trial date was held in October, 2013. In an effort to resolve this litigation before the previous trial date of April, 2013, we sent Chicony a settlement offer, which has since lapsed. On February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Because the award may be appealed, we will not recognize the award in our financial statements until the award is realized per applicable accounting standards. If and once realized, a portion of our award may be payable to our attorneys pursuant to an alternative professional fee arrangement. In addition, we may be entitled to reimbursement of attorney’s and other fees pending final judgment. Together, these matters may increase or decrease the net financial impact of this verdict on the Company. If and once realized, we anticipate that the award will reduce our accumulated deficit and provide us with a cash infusion. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, and we look forward to the possibility of using a portion of the award to expand and accelerate these efforts.

On September 1, 2011, subsequent to receiving an infringement notification from us, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. A number of these patents are currently the subject of re-examination proceedings initiated by Kensington or other third parties. On February 4, 2014, Kensington entered into a settlement and licensing agreement with the Company with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from the litigation referenced above.

On March 6, 2012, we filed a lawsuit against EDAC Power Electronics Co. Ltd (“EDAC”) for breach of contract seeking payment of $2.5 million for the failure to deliver goods ordered by us in the time, place, manner and price indicated by each purchase order. As previously reported, the parties entered into a Settlement Agreement on July 24, 2012, ending the litigation between the parties. The settlement involved no cash payments by either of the parties, but allowed us to recover previously incurred product and freight costs and to discharge net liabilities of $1.4 million from our consolidated balance sheet that would otherwise have been due to EDAC had it prevailed in the lawsuit. The settlement resulted in a decrease to cost of revenue of $1.4 million during the fiscal year ended January 31, 2013.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

14.	Subsequent Events

On March 10, 2014, we filed a lawsuit against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment.

On February 4, 2014, in regards to the Chicony matter, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Because the award may be appealed, we will not recognize the award in our financial statements until the award is realized per applicable accounting standards. If and once realized, a portion of our award may be payable to our attorneys pursuant to an alternative professional fee arrangement. In addition, we may be entitled to reimbursement of attorney’s and other fees pending final judgment. Together, these matters may increase or decrease the net financial impact of this verdict on the Company. If and once realized, we anticipate that the award will be used to reduce our accumulated deficit and provide us with a cash infusion. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, and we look forward to the possibility of using a portion of the award to expand and accelerate these efforts.

On February 4, 2014, in regards to the Kensington matter, weentered into a settlement and licensing agreement with Kensington with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from the litigation referenced above.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have concluded that, as of January 31, 2014, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2014. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal year ended January 31, 2014 did not result in any particular deficiency in our financial reporting for the fiscal year, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2014, and delivered to stockholders in connection with our 2014 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8 of this report)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2014 and 2013 is submitted herewith:

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

10.8

Stock Purchase Agreement, dated July 27, 2012 by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Broadwood Partners LP is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2013.

10.9

Form of the Common Stock Purchase Warrants issued by the Company to Broadwood on July 27, 2012 is incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2013.

10.10

Warrant Commitment Letter dated July 27, 2012, which provides for the possible issuance by the Company of the Additional Warrant to Broadwood is incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2013.

10.11

Loan Agreement, dated February 12, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership together with copies of the Promissory Note, the Security Agreement and the Pledge Agreement attached as Exhibits A, B and C, respectively to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

10.12

Stock Purchase Agreement, dated February 11, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

10.13

Mutual Release of All Claims executed between Comarco, Inc. and Hartford Casualty Insurance Company and Hartford Insurance Company of the Midwest on August 26, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10 Q filed with the Securities and Exchange Commission on December 13, 2013.**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2014.

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

Signature	Title	Date

/s/ THOMAS W. LANNI	President and Chief Executive Officer	April 28, 2014
Thomas W. Lanni	(Principal Executive Officer), Director

/s/ Janet N. Gutkin	Chief Accounting Officer	April 28, 2014
Janet N. Gutkin	(Principal Financial Officer and Principal Accounting Officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board,	April 28, 2014
Louis E. Silverman	Director

/s/ PAUL BOROWIEC	Director	April 28, 2014
Paul Borowiec

/s/ WAYNE CADWALLADER	Director	April 28, 2014
Wayne Cadwallader

/s/ RICHARD T. LEBUHN	Director	April 28, 2014
Richard T. LeBuhn

/s/ MICHAEL R. LEVIN	Director	April 28, 2014
Michael R. Levin

/s/ MICHAEL H. MULROY	Director	April 28, 2014
Michael H. Mulroy

COMARCO, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended January 31, 2014 and 2013

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions	Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):
Year ended January 31, 2014	$24	$16	$—	$—	$40
Year ended January 31, 2013	$87	$(38)	$(25)	$—	$24
Allowance for deferred tax assets:
Year ended January 31, 2014	$17,749	$—	$—	$(1,074)	$16,675
Year ended January 31, 2013	$17,130	$—	$—	$619	$17,749
Reserve for obsolete inventory:
Year ended January 31, 2014	$631	$—	$—	$(631)	$—
Year ended January 31, 2013	$1,792	$—	$—	$(1,161)	$631

INDEX TO EXHIBITS

Exhibit	Description

3.1

Restated Articles of Incorporation. The Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on December 12, 2000.

3.2

Amended and Restated By-Laws. The Amended and Restated Bylaws, as amended through July 28, 2012, are incorporated herein by reference to Exhibit 3.02 to the Company’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on September 14, 2012..

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

10.8

Stock Purchase Agreement, dated July 27, 2012 by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Broadwood Partners LP is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2013.

10.9

Form of the Common Stock Purchase Warrants issued by the Company to Broadwood on July 27, 2012 is incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2013.

10.10

Warrant Commitment Letter dated July 27, 2012, which provides for the possible issuance by the Company of the Additional Warrant to Broadwood is incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2013.

10.11

Loan Agreement, dated February 12, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership together with copies of the Promissory Note, the Security Agreement and the Pledge Agreement attached as Exhibits A, B and C, respectively to the Loan Agreement is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

10.12

Stock Purchase Agreement, dated February 11, 2013, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., and Elkhorn Partners Limited Partnership is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013.

10.13

Mutual Release of All Claims executed between Comarco, Inc. and Hartford Casualty Insurance Company and Hartford Insurance Company of the Midwest on August 26, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10 Q filed with the Securities and Exchange Commission on December 13, 2013.**

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