Form 10-K/A
period 2014-01-31
COMARCO INC
filed 2014-06-13
CIK 22252

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

The number of shares of the registrant’s common stock outstanding as of May 31, 2014 was 14,684,165.

Documents incorporated by reference:

None

COMARCO, INC.

FORM 10-K/A

Amendment No. 1

FOR THE FISCAL YEAR ENDED JANUARY 31, 2014

i

EXPLANATORY NOTE

Comarco, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended January 31, 2014 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended January 31, 2014, and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the April 30, 2014 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information concerning the Company’s current directors and is followed by a brief biography of each director.

			Year First	Other Public
			Elected/Appointed	Company Directorships
Name	Age	Principal Comarco Position	As Director	(Past Five Years)
Paul Borowiec	36	Director	2011	None
Wayne G. Cadwallader	57	Director	2011	Orbit International, Corp.
Thomas W. Lanni	60	Director and President and Chief Executive Officer	2011	None
Richard T. LeBuhn	49	Director	2008	Asterias Biotherapeutics, Inc.
Michael R. Levin	51	Director	2011	None
Michael H. Mulroy	47	Director	2011	None
Louis E. Silverman	55	Chairman of the Board	2012	Questcor Pharmaceuticals, Inc.

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

Thomas Lanni was appointed to the Board, and to serve as President and Chief Executive Officer of the Company, on August 15, 2011. Mr. Lanni joined the Company in 1994 as General Manager for the ChargeSource Division. In February 2004, he became Vice President and Chief Technology Officer. Mr. Lanni has more than 30 years of experience in the technology of power systems. From 1992 to 1994, he was President of Power Conversion Technologies, Inc. (“PCTI”), a company that provides advanced power electronics solutions to military and commercial industrial customers. From 1987 to 1992, he was Vice President of Engineering at Bruno New York Industries, Inc., a military weaponry specialist firm. From 1982 to 1987, he was Engineering Group Leader at Aerospace Avionics, Inc., a company whose various manufacturing activities are carried out through its Aerospace, Specialty Engineering, Medical and Detection divisions.

Mr. Lanni’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience and history with the company, his management experience and his engineering background especially in the field of power systems.

Richard LeBuhn has served since June 2006 as Senior Vice President of Broadwood Capital, Inc., a private investment company that beneficially owns approximately 21% of our outstanding common stock as of the date of this Form 10-K/A. Previously, Mr. LeBuhn was Principal of Broadfield Capital Management, LLC, a private investment firm, from 2005 to 2006, and Vice President of Derchin Management, a private investment firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded and was Managing Member of Triple Eight Capital, LLC, an investment analysis and financial advisory firm, was Managing Director of Craig Drill Capital, Inc., a private investment firm, and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn graduated from St. Lawrence University with a BA in Economics in 1988. He received a MBA in Finance with Distinction from Columbia University Graduate School of Business in 1996. Mr. LeBuhn currently serves as a director of Asterias Biotherapeutics, Inc.

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

Lou Silverman was appointed to the Board and as the Chairman of the Board on July 28, 2012. Since February of 2014, Mr. Silverman has served as the Chairman and Chief Executive Officer of Advanced ICU Care, a health care technology and services company. Prior to his appointment, and from June 2012 through February of 2014, Mr. Silverman served as a consultant and advisor to private equity investors in the health care arena. Previously, he served as the Chief Executive Officer of privately-held Marina Medical Billing Service Inc. based in Cerritos, CA, a company focused on providing revenue cycle management services to emergency room physicians nationally from September 2009 its sale in until June 2012. Prior to joining Marina Medical, Mr. Silverman was President and Chief Executive Officer of LifeComm, Inc., a Qualcomm Incorporated incubated wireless health services start-up from August 2008 until September 2009. Prior to Lifecomm, Mr. Silverman had a successful eight-year tenure as President and Chief Executive Officer of Quality Systems Inc., where he led the developer of medical and dental practice management software to 600% organic revenue growth and an increase in market value from $42 million to $1.2 billion. Previously, Mr. Silverman was the Chief Operations Officer of Corvel Corporation. He earned a Bachelor of Arts degree from Amherst College and a Masters in Business Administration from Harvard Graduate School of Business Administration. Mr. Silverman currently serves as a director of Questcor Pharmaceuticals, a company listed on the NASDAQ Global Select Market.

Mr. Silverman’s qualifications to serve on our Board of Directors include, amongst others, his extensive public company management experience and his experience serving as a director of another public company.

No director has any family relationship with any other director or with any of the Company’s executive officers.

Executive Officers

The following table sets forth information as of May 31, 2014 concerning the executive officers of the Company (other than Mr. Lanni, whose biographical information appears in the disclosure under the Directors section above) and its subsidiary, Comarco Wireless Technologies, Inc. The officer serves at the pleasure of the Board of Directors, subject to the terms of severance compensation agreements with the Company.

Name	Age	Position
Janet Nguyen Gutkin	41	Chief Accounting Officer and Corporate Secretary

Janet Nguyen Gutkin has over 15 years of experience in accounting and finance. On February 21, 2014, Ms. Gutkin was appointed as the Company’s Chief Accounting Officer, pursuant to the terms of an Agreement for Consulting Services with the Company, dated effective January 16, 2014. Since 1996, Ms. Gutkin held various senior accounting and finance positions with New Asia Partners (“NAP”) and Quality Systems, Inc. (“QSI”). Prior to joining QSI, Ms. Gutkin worked at Arthur Andersen in the assurance practice. Ms. Gutkin holds a MBA from the University of Chicago – Booth School of Business and a Masters in Accounting from the University of Southern California.

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

Audit and Finance Committee

The Audit and Finance Committee monitors the quality and integrity of the Company’s financial statements, internal controls, risk management and legal and regulatory compliance. In addition, the Audit and Finance Committee oversees the accounting and financial reporting processes and the audits of the Company’s financial statements, including monitoring the independence, qualifications and performance of the Company’s independent registered public accounting firm. In this capacity, the Audit and Finance Committee determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm, pre-approves all audit and permitted non-audit services and reviews the scope and results of each fiscal year’s outside audit. The fiscal 2014 members of the Audit and Finance Committee were Messrs. Levin, who chaired the committee, Borowiec and Mulroy. The Board determined that the members of the Audit and Finance Committee during fiscal 2014 were independent as defined under Rule 10A-3(b) promulgated by the Securities and Exchange Commission (the “SEC”) and that Mr. Mulroy was an “audit committee financial expert” for purposes of the rules and regulations of the SEC. Additionally, the Board determined that each of Messrs. Levin, Borowiec and Mulroy understood fundamental financial statements, including a balance sheet, statement of operations and cash flow statement, and met the other requirements for audit committee members prescribed by the NASDAQ Listing Rules. However, none of the Company’s securities are listed for trading on the NASDAQ Stock Market. The Audit and Finance Committee met four times during fiscal 2014.

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

The Company believes that during fiscal 2014, its executive officers, directors and persons that owned more than 10 percent of the Company’s common stock complied with the Section 16(a) reporting requirements on a timely basis, based on the reports received by the Company or written certifications received by the Company from its executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation earned by each of the three Named Executive Officers of the Company for fiscal 2014 and 2013. The amounts shown include compensation for services in all capacities that were provided to the Company.

Summary Compensation Table

			Equity	Vacation	All Other
Name and		Salary (4)	Awards(1)	Payouts	Compensation(2)	Total
Principal Position	Year	($)	($)	($)	($)	($)
Thomas W. Lanni	2014	$202,583	$4,000	$—	$58,718	$265,301
President & Chief Executive Officer.	2013	$230,006	$12,800	$8,416	$46,861	$298,083
Alisha K. Charlton (3)	2014	$152,583	$—	$15,035	$9,893	$177,511
Vice President & Chief Accounting Officer	2013	$176,613	$6,400	$—	$10,215	$193,228
Donald L, McKeefery(3)	2014	$114,568	$—	$18,344	$28,637	$161,549
Vice President & Chief Operating Officer.	2013	$185,016	$6,400	$10,674	$36,405	$238,495

(1)

This column represents the grant date fair value of restricted stock units granted to the Named Executive Officers in fiscal 2014 and 2013, in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The assumptions used in calculating the fair value of these stock options can be found under Note 10 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2014. On October 8, 2013, each of Mr. Lanni and Ms. Charlton were granted 100,000 and 30,000 restricted shares that are subject to the risk of forfeiture in the event the individual’s association with the Company ends prior to certain future events or April 8, 2015. On July 5, 2011, each of Messrs. Lanni and McKeefery and Ms. Charlton were granted 30,000 restricted share units under the 2005 Plan, each of which vested in full on July 5, 2012. On December 8, 2011, Mr. Lanni was granted 30,000 restricted share units under the 2011 Plan, which vested on December 8, 2012. On February 1, 2012, Mr. Lanni was granted 80,000 restricted shares under the 2011 Plan, which vested on January 31, 2013. On February 1, 2012, Mr. McKeefery and Ms. Charlton were each granted 40,000 restricted shares under the 2011 Plan, which vested on January 31, 2013. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(2)	The amounts reported above under the heading “All Other Compensation” consist of the following:

		All Other Compensation ($)
Name	Year	Insurance Premiums	401(k) Contributions	Total
Thomas W. Lanni	2014	$58,718	$—	$58,718
	2013	$46,861	$—	$46,861
Alisha K. Charlton(3)	2014	$1,172	$8,721	$9,893
	2013	$1,724	$8,491	$10,215
Donald. L. McKeefery(3)	2014	$27,237	$1,400	$28,637
	2013	$34,519	$1,886	$36,405

(3)

On October 4, 2013, Donald L. McKeefery submitted to the Company his resignation as Chief Operating Officer to be effective October 4, 2013. On December 31, 2013, Alisha K. Charlton submitted to the Company her resignation as Vice President and Chief Accounting Officer effective as of January 24, 2014.

(4)

This column represents salary earned. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2014, no expense has been accrued under this deferred compensation plan as its goal was not achieved. As of January 31, 2014, $11,500 was deferred under this deferred compensation plan.

2014 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information with respect to grants of plan-based awards to the Named Executive Officers at January 31, 2014.

Option Awards
	Number of Securities Underlying Unexercised Options			Option
Name	Exercisable (#)	Unexercisable (#)		Exercise Price ($)	Option Expiration Date
Thomas W. Lanni	10,000	—		$9.89	02/03/2014
	20,000	—		$10.43	6/19/2016
	60,000	40,000	(1)	$1.09	11/11/2018
Alisha K. Charlton(2)	10,000	—		$8.38	02/04/2015
	11,100	7,400	(1)	$1.20	12/15/2018

(1)	These shares will vest when and if the closing price of the Company’s common stock is $5.00 or greater for 90 consecutive days.
(2)	On December 31, 2013, Alisha K. Charlton submitted to the Company her resignation as Vice President and Chief Accounting Officer effective as of January 24, 2014.

Potential Payments Upon Change of Control

The Company and Mr. Lanni are parties to Severance Compensation Agreement, which provide that, if, within 24 months following a “Change in Control” (as defined in such agreements), he is terminated by us other than for “Cause” (as defined in such agreements) or ceases to be employed by us for reasons other than because of death, disability, retirement or Cause, or he terminates his employment with us for “Good Reason” (as defined in such agreements), then he is entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus assuming 100 percent satisfaction of all performance goals thereunder. Assuming, hypothetically, that the relevant triggering events took place on January 31, 2014, the last day of fiscal 2014, Mr. Lanni would have been entitled to receive $230,000, under such agreement, respectively.

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

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn Partners Limited Partnership (“Elkhorn”) on February 11, 2013, as discussed under the heading “Transactions with Related Persons” in Item 13 of this Form 10-K/A, Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of for purposes of the severance compensation agreements. Each of the executives who are parties to those agreements has waived their rights to receive payments under those agreements as a result of the change in Elkhorn’s beneficial ownership of the Company.

Non-Employee Director Compensation

The annual cash retainer payable in fiscal 2014 to our non-employee directors was $7,800 per year. Additional annual retainers for the Audit Committee Chairman, Compensation Committee Chairman and Nominating and Governance Chairman were $2,400, $1,200 and $1,200, respectively. The additional annual retainer for the Chairman of the Board was $14,400 from January 1, 2012 through July 31, 2012. Upon the appointment of Mr. Silverman as Chairman of the Board, effective July 28, 2012, the Chairman of the Board’s annual retainer increased to $148,200. The Chairman of the Board’s retainer increased because the Board terminated the former interim Chief Executive Officer and appointed Mr. Lanni as the Chief Executive Officer, and the Board felt that greater oversight was needed during the transition. Effective May 1, 2013, the additional retainer paid to the Chairman of the Board was reduced to $84,000. These cash retainers were paid monthly through December 2012 and were paid quarterly, in arrears, beginning on January 1, 2013. Non-employee directors who serve on, but do not chair, a committee of the Board are not paid any separate annual retainers for service on such committee. No separate meeting fees are paid for attendance at any Board or committee meetings. From time to time we may grant equity-based compensation to our non-employee directors, but we do not have any formal policy under which such grants are made.

Director Compensation Table

The following table details the cash retainers and fees, as well as equity compensation in the form of stock awards earned by our non-employee directors during fiscal 2014:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Paul Borowiec	$7,800	$6,983	$14,783
Wayne G. Cadwallader	$9,000	$7,856	$16,856
Richard T. LeBuhn	$9,000	$15,669	$24,669
Michael R. Levin	$10,200	$7,856	$18,056
Michael H. Mulroy	$7,800	$6,983	$14,783
Louis E. Silverman	$102,000	$24,250	$126,250

(1)

This column also represents fees earned or paid in cash. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2014, no expense has been accrued under this deferred compensation plan as its goal was not achieved. The following represents amounts deferred as of January 31, 2014:

Name	Amounts deferred under deferred compensation plan ($)
Paul Borowiec	$2,550
Wayne G. Cadwallader	$2,550
Richard T. LeBuhn	$2,550
Michael R. Levin	$2,550
Michael H. Mulroy	$2,550
Louis E. Silverman	$30,000

(2)

This column represents the grant date fair value of stock options granted to the non-employee directors in fiscal 2014, in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. On August 2, 2012, Mr. Silverman was granted 250,000 stock options under the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), which awards vest on August 2, 2013. On October 18, 2012 each of Messrs. Cadwallader, LeBuhn and Levin were granted 45,000 stock options and each of Messrs. Borowiec and Mulroy were granted 40,000 stock options from the 2011 Plan, which awards vest on October 18, 2013. On October 8, 2013 Mr. Silverman was granted 75,000 of restricted stock, each of Messrs. Cadwallader, LeBuhn and Levin were granted 45,000 of restricted stock and each of Messrs. Borowiec and Mulroy were granted 40,000 or restricted stock from the 2011 Plan, these restricted shares are subject to the risk of forfeiture in the event the individual’s association with the Company ends prior to certain future events or April 8, 2015. None of the other directors had any restricted share units outstanding. The aggregate amount of options outstanding on such date was 40,000, 45,000, 60,000 45,000, 40,000 and 250,000 for Messrs. Borowiec, Cadwallader, LeBuhn, Levin, Mulroy and Silverman, respectively. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of May 31, 2014 by:

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

The percentages of common stock beneficially owned are based on 14,684,165 shares of the Company’s common stock outstanding at May 31, 2014.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Paul Borowiec	467,520	(1)	3.2%
Wayne G. Cadwallader(6)	187,500	(2), (3)	1.3%
Thomas W. Lanni(6)	380,470	(2), (3)	2.6%
Richard T. LeBuhn(6)	234,801	(2), (3)	1.6%
Michael R. Levin	144,099	(2), (3)	1.0%
Michael H. Mulroy	110,000	(2), (3)	*
Louis E. Silverman	325,000	(2), (3)	2.2%
All Directors, Director Nominees and Executive Officers as a group (7 persons)	1,849,390	(2), (3)	12.6%

Broadwood Partners, L.P.
Broadwood Capital, Inc.
Neal Bradsher
724 Fifth Avenue, 9th Floor
New York, New York 10019	3,268,682	(4)	22.3%
Elkhorn Partners Limited Partnership
222 Skyline Drive
Elkhorn, NE 68022	6,939,872	(5)	47.3%

*	Indicates less than 1 percent of the outstanding shares of common stock.

(1)

Mr. Borowiec holds an indirect beneficial ownership in 352,520 of these shares and has a pecuniary interest in such shares. Mr. Borowiec disclaims any beneficial ownership of such securities beyond his pecuniary interest therein. Includes 40,000 shares that Mr. Borowiec has the right to buy within 60 days of May 31, 2014 through the exercise of stock options and includes 40,000 shares subject to the risk of forfeiture in the event Mr. Borowiec’s association with the Company ends prior to certain future events or April 8, 2015.

(2)

Includes shares which the person has the right to acquire within 60 days of May 31, 2014. For Messrs. Cadwallader, Lanni, LeBuhn, Levin, Mulroy and Silverman 45,000, 130,000, 60,000, 45,000, 40,000 and 250,000 shares listed in this column, respectively, include shares which may be acquired through the exercise of stock options. For all current directors and executive officers as a group, the shares indicated in this column include an aggregate of 610,000 shares that may be acquired through the exercise of stock options.

(3)

Includes shares which are subject to the risk of forfeiture. For Messrs. Cadwallader, Lanni, LeBuhn, Levin, Mulroy and Silverman 45,000, 100,000, 45,000, 45,000, 40,000 and 75,000 represent restricted shares that are subject to the risk of forfeiture in the event the individual’s association with the Company ends prior to certain future events or April 8, 2015.

(4)

Includes an aggregate of 1,704,546 shares that may be acquired through the exercise of common stock purchase warrants, which Broadwood Partners L.P. has the right to exercise within 60 days of May 31, 2014. Based on a Schedule 13D (Amendment 11) filed with the SEC on February 19, 2013 by Broadwood Partners, L.P. (“Broadwood Partners”), Broadwood Capital, Inc. (“Broadwood Capital”), the general partner of Broadwood Partners and Neal C. Bradsher, the President of Broadwood Capital. Broadwood Partners and Broadwood Capital have shared power voting and dispositive power for 3,253,182 shares; however, Broadwood Partners and Broadwood Capital specifically disclaim beneficial ownership of such shares. Neal C. Bradsher has the sole voting and dispositive power for 15,500 shares and the shared voting and dispositive power for 3,253,182.

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

Director Independence

The Board has determined that, except for Mr. Lanni, each individual who served as a member of the Board during fiscal 2014 was an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Lanni was not considered independent as he was employed by the Company as its President and Chief Executive Officer during fiscal 2013. Each of the Company’s current directors are independent directors within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. However, none of the Company’s securities are listed for trading on the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2014.

Audit Fees

The aggregate fees incurred and payable to Squar Milner for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements during fiscal 2014 was approximately $82,000 and fiscal 2013 was approximately $111,000.

Audit-Related Fees

No audit related fees were paid to Squar Milner for either fiscal 2014 or fiscal 2013.

Tax Fees

In fiscal 2014 and 2013, we engaged Squar, Milner, Peterson, Miranda & Williamson LLP to assist us with preparation of the Company’s tax returns and incurred fees during these years of approximately $15,000 and $22,000, respectively.

All Other Fees

We paid Squar Milner approximately $11,000 each year for the audit of our Savings and Retirement Plan in fiscal 2014 and fiscal 2013, for the audits of our plan years ending December 31, 2012 and 2011, respectively.

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in advance by the Audit Committee. All of the services provided in fiscal 2014 and 2013 were pre-approved.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2014.

COMARCO, INC.

/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JANET N. GUTKIN
Janet N. Gutkin
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting
Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.