Form 10-Q
period 2014-04-30
COMARCO INC
filed 2014-06-16
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

April 30, 2014

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

The registrant had 14,684,165 shares of common stock outstanding as of June 14, 2014.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	(Unaudited)
	April 30,	January 31,
	2014	2014
ASSETS
Current Assets
Cash and cash equivalents	$704	$1,096
Accounts receivable due from suppliers, net of reserves of $0	128	128
Other current assets	45	17
Total current assets	877	1,241
Property and equipment, net	12	14
Restricted cash	82	82
Total assets	$971	$1,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$4,310	$4,363
Accrued liabilities	911	1,012
Loan payable	1,256	1,167
Derivative liabilities	3,525	2,520
Total current liabilities	10,002	9,062
Total liabilities	10,002	9,062

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,684,165 and 14,684,165 shares issued and outstanding at April 30, 2014 January 31, 2014, respectively	1,468	1,468
Additional paid-in capital	15,992	15,980
Accumulated deficit	(26,491)	(25,173)
Total stockholders' deficit	(9,031)	(7,725)
Total liabilities and stockholders' deficit	$971	$1,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2014	2013

Revenue	$-	$1,413
Cost of revenue	-	1,120
Gross profit	-	293

Selling, general and administrative expenses	331	648
Engineering and support expenses	60	279
	391	927
Operating loss	(391)	(634)
Interest expense, net	(122)	(78)
Loss due to change of derivative liabilities	(1,005)	(767)
Other income, net	200	5

Loss from operations before income taxes	(1,318)	(1,474)
Income tax expense	-	-
Net loss	$(1,318)	$(1,474)

Basic loss per share:	$(0.09)	$(0.11)
Diluted loss per share:	$(0.09)	$(0.11)

Weighted-average shares outstanding:
Basic	14,684	13,851
Diluted	14,684	13,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,318)	$(1,474)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2	20
Amortization of loan discount	89	55
Stock-based compensation expense	12	27
Provision for obsolete inventory	-	(3)
Change in fair value of derivative liabilities	1,005	767
Changes in operating assets and liabilities
Accounts receivable due from customers and suppliers	-	(221)
Inventory	-	(135)
Other assets	(28)	(38)
Accounts payable	(53)	126
Accrued liabilities	(101)	621
Net cash used in operating activities	(392)	(255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(4)
Net cash used in investing activites	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	1,500
Loan repayment	-	(2,000)
Net proceeds from common stock issued	-	1,030
Net cash provided by financing activities	-	530

Net (decrease) increase in cash and cash equivalents	(392)	271
Cash and cash equivalents, beginning of period	1,096	104
Cash and cash equivalents, end of period	$704	$375

Noncash investing and financing activities:
Debt discount recorded upon issuance of convertible debt	$-	$624
Issurance of common stock upon the vesting of restricted stock units	$-	$19

Supplementary disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net of refunds	$-	$-

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

2.	Current Developments, Future Operations, Liquidity and Capital Resources

We have experienced substantial operating losses for three months ended April 30, 2014 and 2013 totaling approximately $1.3 million and $1.5 million, respectively. The condensed financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

We generated de minimus revenue during the first three months ended April 30, 2014. As previously announced in August 2013, Lenovo notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer has had a material adverse impact on our future results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our ongoing litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid to us on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”) Kensington matter, on February 4, 2014, Comarco and Kensington entered into a settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

Our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. In the future, we may resume our traditional activities, if and when possible. However, there are no assurances that any of these possible opportunities or activities will occur or be successful.

We had negative working capital totaling approximately $9.1 million as of April 30, 2014, of which $3.5 million relates to the fair value of derivative liabilities. We believe that the $6.5 million net settlement reference above will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

Comarco continues to analyze a range of alternatives to build and/or preserve value for its stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2014, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of April 30, 2014 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2014. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its Form 10-K for its fiscal year ended January 31, 2014 (the “2014 10-K”), which was filed with the SEC on April 30, 2014. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015.

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

Accounts Receivable Due from Customers

Our management monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Management analyzes specific customer accounts and establishes reserves for uncollectible receivables based upon specific identification of account balances that have indications of uncertainty of collection. Indications of uncertainty of collections may include the customer’s inability to pay, customer dissatisfaction, or other factors. Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Because our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. As of both April 30, 2014 and January 31, 2014, we have $40,000 reserved as an allowance for doubtful accounts.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain financing transactions in fiscal 2013 that involve financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. The Company may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security.

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. (“Broadwood”) contain provisions that adjust the exercise price in the event of certain dilutive issuance of our securities (see Note 8). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.4 million and a corresponding discount to the underlying loan payable (see Note 8). Additionally, during the first quarter of fiscal 2014, we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price may be adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Note 8).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of our loan, net of discount, approximates fair value since the loan balance is derived from the valuation of the derivative liabilities discussed below. The fair value of the derivative liabilities, which are comprised of the warrants issued/issuable to Broadwood and conversion and anti-dilutive features embedded in the Elkhorn Convertible Note, at April 30, 2014 was $3.5 million. Warrants and the conversion features classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended April 30,
	2014	2013
Stock-based compensation expense	$12	$27
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is approximately $35,000, which will be expensed over a weighted average remaining life of 11 months.

During the three months ended April 30, 2014 and 2013, no stock awards were granted.

The Company’s former employee stock option plan (the “Prior Employee Plan”) expired during May 2005. As a result, no new options could be granted under the plan thereafter. This plan provided for the issuance of up to 825,000 shares of common stock. As of January 31, 2013, the Prior Employee Plan had 25,000 stock options outstanding. In December 2005, the Board of Directors approved and adopted the Company’s 2005 Equity Incentive Plan (the “2005 Plan”) covering 450,000 shares of common stock. The 2005 Plan was approved by the Company’s shareholders at its annual shareholders’ meeting in June 2006, and subsequently amended at its annual shareholders’ meeting in June 2008 to increase the number of shares issuable under the plan from 450,000 to 1,100,000 shares. In July 2011, the Company’s shareholders approved the 2011 Equity Incentive Plan (the “2011 Plan”) covering 750,000 shares of common stock, as well as the shares that remained available for issuance under the 2005 Plan plus shares that were the subject of outstanding awards under the 2005 Plan, which again become available for grant under that plan. Thus, the 2011 Plan combines the 2011 Plan and the 2005 Plan. Under the 2011 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance based awards to employees, consultants and directors. In addition, under the 2011 Plan, awards vest or become exercisable in installments determined by the compensation committee of our Board of Directors. The options granted under Prior Employee Plan expire as determined by the committee, but no later than ten years and one week after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders). The options granted under the 2011 and 2005 Plan expire as determined by the committee, but no later than ten years after the date of grant (five years for 10 percent shareholders).

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to stock options granted under these plans for the three months ended April 30, 2014 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Ave. Exercise Price
Balance, January 31, 2014	638,500	$1.22
Options granted	-
Options canceled or expired	(38,500)	5.32
Options exercise	-
Balance, April 30, 2014	600,000	$1.13
Stock Options Exercisable at April 30, 2014	560,000	$0.95

Transactions and other information related to restricted stock granted under these plans for the three months ended April 30, 2014 are summarized below:

Outstanding Restricted Stock	Outstanding Restricted Stock
	Number of Shares	Weighted-Average Stock Price on Grant Date

Balance, January 31, 2014	$420,000	$0.18
Restricted Stock Granted	-	-
Restricted Stock Forfeited	(30,000)	0.18
Balance, April 30, 2014	$390,000	$0.18

 At April 30, 2014, the restriced stock awards outstanding have an aggregative intrinsic value of $15,600, based on a closing price of $0.22 per share on April 30, 2104.

As of April 30, 2014, the stock awards outstanding have an aggregate intrinsic value of $6,000, based on a closing market price of $0.22 per share on April 30, 2014. The following table summarizes information about the Company’s stock awards outstanding at April 30, 2014:

	Awards Outstanding			Options Exercisable
Range of Exercise/Grant Prices	Number Outstanding	Weighted-Ave. Remaining Contractual Life	Weighted-Ave. Exercise/Grant Price	Number Exercisable	Weighted-Ave. Exercise Price
$0.40	465,000	8.45	$0.40	465,000	$0.40
$1.09	100,000	4.54	1.09	60,000	1.09
$4.90	15,000	3.84	4.90	15,000	4.90
$10.43	20,000	2.14	10.25	20,000	10.43
	600,000		1.13	560,000	0.95

At April 30, 2014, shares available for future grants under the 2011 Plan totaled 35,224.

5.	Loss Per Share

The Company calculates basic earnings (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended April 30, 2014 and 2013, basic and diluted loss per share for those periods were the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

Potential common shares of 278,926 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the three months ended April 30, 2014, as the effect would have been antidilutive. Similarly, potential common shares of 1,068,826 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the three months ended April 30, 2013, as the effect would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Net loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended April 30,
	2014	2013

Net loss	$(1,318)	$(1,474)
Basic net loss per share:
Weighted-average shares outstanding-Basic	14,684	13,851
Basic net loss per share	$(0.09)	$(0.11)
Diluted net loss per share:
Weighted average shares outstanding - basic	14,684	13,851
Weighted average shares outstanding - diluted	14,684	13,851
Diluted loss per share	$(0.09)	$(0.11)

6.	Customer and Supplier Concentrations

Substantially all of the Company’s revenue was derived from a single customer, Lenovo, in fiscal 2014. As discussed in Note 2 above, Lenovo notified us of their intention to cease offering Comarco’s product to its customers. We shipped approximately 20,000 of our Constellation units to Lenovo and 11,000 field replacement units to Lenovo affiliates during our third quarter of fiscal 2014, and we have no further orders from Lenovo or their affiliates. The loss of Lenovo will have a material adverse impact on our future revenues and results of operations.

The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here

	(in thousands, except percentages)
	Three Months Ended April 30,
	2014		2013
Total revenue	$-	0%	$1,413	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$-	0%	1,378	98%
	$-	0%	$1,378	98%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either April 30, 2014 or January 31, 2014 are listed below (in thousands, except percentages).

	As of April 30,		As of January 31,
	2014		2014
Total gross accounts receivable due from suppliers	$128	100%	$128	100%
Customer concentration:
Zheng Ge Electrical Co., Ltd.	$122	95%	$122	95%
	$122	95%	$122	95%

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

The companies comprising 10 percent or more of our gross accounts payable at either April 30, 2014 or January 31, 2014 are listed below (in thousands, except percentages).

	As of April 30,		As of January 31,
	2014		2014
Total gross accounts payable	$4,310	100%	$4,363	100%
Supplier concentration:
Chicony Power Technology, Co. Ltd.	$1,100	26%	$1,100	25%
Pillsbury Winthrop Shaw Pittman, LLP	1,953	45%	1,953	45%
	$3,053	71%	$3,053	70%

Chicony Power Technology, Co. Ltd., (“Chicony”) was the manufacturer of the Bronx product, which was subject to a recall. We had been in litigation with Chicony (see Note 10). We made no payments to this supplier during either three months ended April 30, 2014 and during fiscal 2014. Effective May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the previous jury net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid May 30, 2014. As a result of the settlement agreement, the $1.1 million obligation to Chicony referenced above has been legally dismissed and will be reversed during the second quarter of fiscal 2015.

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (See Note 10). We have made no payments to Pillsbury during fiscal 2015. On May 28, 2014, we entered into an agreement with Pillsbury that settled the liabilities referenced above.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30, 2014	January 31, 2014

Uninvoiced materials and services received	$458	$458
Accrued legal and professional fees	112	161
Accrued payroll and related expenses	45	58
Accrued warranty	20	20
Other	276	315
	$911	$1,012

As of April 30, 2014 and January 31, 2014, approximately $0.3 million or 70 percent of total uninvoiced materials and services of $0.5 million, respectively, included in accrued liabilities, was payable Zheng Ge Electrical Co. Ltd. (“Zheng Ge”).

8.	Loan & Related Agreements

Secured Loan Agreement with Elkhorn Partners.

On February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”). Pursuant to those Elkhorn Agreements, Elkhorn has made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 and has purchased a total of 6,250,000 shares of the Company’s common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan. On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full.

The Elkhorn Loan, which is evidenced by a promissory note (the “Elkhorn Loan”), issued by the Company to Elkhorn, bears interest at 7% for the first 12 months of the Elkhorn Loan, increasing to 8.5% thereafter and continuing until the Elkhorn Loan is paid in full. The Elkhorn Loan matures on November 30, 2014 (the “Maturity Date”); however, the Company has the right, at its option, to prepay the Elkhorn Loan, in whole or in part, without penalty or premium. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of  $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan.  On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full.

The Elkhorn Loan Agreement provides that if and to the extent the Company does not pay the Elkhorn Loan in full by its Maturity Date, then, Elkhorn will have the right, at its option (but not the obligation), to convert the then unpaid balance of the Elkhorn Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price is subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement. This conversion feature creates a derivative liability that is described in Note 9.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Senior Secured Six Month Term Loan Agreement and Stock Purchase Agreement

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the first quarter of fiscal 2015. Our fair value measurements at the April 30, 2014 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

Description	April 30, 2014	Quoted Prices in Active Markets for (Level 1)	Significant Other Observable (Level 2)	Significant Unobservable (Level 3)
Derivative Liabilties	$3,525	$-	$-	$3,525

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with our outstanding and contingent warrants issued to Broadwood warrants as described in Note 8 utilizing the Monte Carlo simulation model:

April 30, 2014
Risk free interest rate	2.04%
Average expected life (years)	6.24
Expected volatility	120.03%
Expected dividends	None

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with the derivative liabilities associated with our Elkhorn Loan as described in Note 8 utilizing the Monte Carlo simulation model:

April 30, 2014
Risk free interest rate	0.06%
Average expected life (years)	0.59
Expected volatility	82.31%
Expected dividends	None

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended April 30, 2014 (in thousands):

Description	February 1, 2014	Recorded new Derivative Liabilities	Change in estimated fair value recognized in results of operations	April 30, 2014

Broadwood warrants	$2,426	$-	$799	$3,225
Elkhorn conversion features	94	0	206	300
	$2,520	$-	$1,005	$3,525

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the three months ended April 30, 2013 (in thousands):

	February 1, 2013	Recorded New Derivative Liabilities	Change in estimated fair value recognized in results of operations	April 30, 2013

Derivative liabilities	$2,466	$624	$767	$3,857

10.	Commitments and Contingencies

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn, subsequent to fiscal year end (see Note 8), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control for purposes of the severance compensation agreement. The executive who is party to this agreement has waived his right to receive payments under this agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit expires on August 1, 2014.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of April 30, 2014, no compensation expense has been accrued under this deferred compensation plan as its goal was not achieved.

Legal Contingencies

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On April 16, 2013, the court approved our first-amended cross-complaint, which added intentional interference to our complaint and increased the damages we were seeking to at least $15.0 million. The trial date was held in October, 2013. In an effort to resolve this litigation before the previous trial date of April, 2013, we sent Chicony a settlement offer, which has since lapsed. On February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014. As the gain contingency was not realized as of April 30, 2014, we will record a gain of $7.6 million associated with this settlement in the quarter ended July 31, 2014.

Further pursuant to the settlement agreement, each party released the other and its affiliates from any and all claims related to the subject matter of the litigation and we covenanted not to sue Chicony on the next 500,000 power adapters sold by Chicony after May 15, 2014 that we allege infringe on our intellectual property rights. The settlement agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

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

11.	Subsequent Events

Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014.

Further pursuant to the settlement agreement, each party released the other and its affiliates from any and all claims related to the subject matter of the litigation and we covenanted not to sue Chicony on the next 500,000 power adapters sold by Chicony after May 15, 2014 that we allege infringe on our intellectual property rights. The settlement agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

On May 28, 2014, we entered into an agreement with Pillsbury that settled the liabilities referenced in Note 6.

On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, additional risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the SEC and those contained in the Company’s other filings with the SEC. Readers of this report are urged to review the descriptions of the risks, uncertainties and other factors contained in those other reports.

Going Concern Qualification

We have experienced substantial operating losses for three months ended April 30, 2014 and 2013 totaling approximately $1.3 million and $1.5 million, respectively. The condensed financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

We generated de minimus revenue during the first three months ended April 30, 2014. As previously announced in August 2013, Lenovo notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer will have a material adverse impact on our future results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our ongoing litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014. $1.1 million of the $7.6 million was immediately paid to our attorneys. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”)Kensington matter, on February 4, 2014, Comarco and Kensington entered into a settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

Our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. In the future, we may resume our traditional activities, if and when possible. However, there are no assurances that any of these possible opportunities will occur or be successful.

We had negative working capital totaling approximately $9.1 million as of April 30, 2014, of which $3.5 million relates to the fair value of derivative liabilities. We believe that the $7.6 million settlement reference above will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

Comarco continues to analyze a range of alternatives to build and/or preserve value for its stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

Basis of Presentation

The condensed consolidated results of our operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2015 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that was used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. On August 19, 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal year 2014. We anticipate that we will generate de minimus revenue in future periods from the development, design, distribution or sale of any products. We have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the quarter ended April 30, 2014:

●

Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014.

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

●

We generated de minimus revenue for three months ended April 30, 2014 compared to $1.4 million for three months ended April 30, 2013. The decrease is attributable to decreased sales to our principal customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013. We anticipate that we will generate de minimus revenue from the development, design, distribution or sale of any products until we settle our current litigation and are able to resume traditional operations.

●

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. We are seeking damages of $17 million. However, the outcome of this matter is not determinable as of the date of this report.

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

●

On February 11, 2013, we entered into a Secured Loan Agreement (the “Loan Agreement”) with Elkhorn Partners Limited Partnership (“Elkhorn”). Pursuant to the Loan Agreement, on February 11, 2013, Elkhorn made a $1,500,000 senior secured term loan (the “Loan”) to us.  The Loan bears interest at 7% per annum for the first year; increasing to 8.5% per annum thereafter, ranks senior in right of payment to all of our other indebtedness, is secured by a first priority security interest in all of the assets of Comarco and CWT, and is due and payable in full on November 30, 2014. See Note 8 to our consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements. On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full.

●

Concurrent with the execution of the Loan Agreement, Elkhorn entered into a Stock Purchase Agreement with us (the “Stock Purchase Agreement”). Pursuant to that Stock Purchase Agreement, we sold 6,250,000 shares of our common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million. The purchase price of $0.16 per share paid by Elkhorn for those shares was determined by arms-length negotiations between Elkhorn and the members of a special committee of our Board of Directors, comprised of three of the directors who have no affiliation with Elkhorn and no financial interest, other than their interests solely as our shareholders, in either the loan or share transactions with Elkhorn. See Note 8 to our consolidated financial statements contained elsewhere in this report for additional information regarding the Stock Purchase Agreement and certain related agreements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2014.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2014 and 2013:

	(in thousands) Three Months Ended April 30,
	2014	2013	% Change

Revenue	$-	$1,413	-100%
Operating loss	$(391)	$(634)	-38%
Net loss	$(1,318)	$(1,474)	-11%

Revenue

Revenue by Geographic Region

	(in thousands) Three Months Ended April 30,
	2014		2013

Revenue:
Asia-Pacific	$-	0%	$1,364	97%
North America	-	0%	46	3%
Europe	-	0%	3	0%
	$-	0%	$1,413	100%

The revenue by geographic region is determined by the ship to address. Sales to Lenovo, our only significant customer, ship to a fulfillment center in China, but their customers, the end-users of our products, are located domestically, as well as internationally.

Revenue by Customer

	(in thousands) Three Months Ended April 30,
	2014	2013	% Change

Revenue:
Lenovo	$-	$1,378	-100%
Other	-	35	-100%
	$-	$1,413	-100%

Revenue for the three months ended April 30, 2014 decreased by $1.4 million, or 100 percent. On August 19, 2013, we received notification from Lenovo of its intent to cease offering our products to its customers. We shipped the remaining units to Lenovo during our third fiscal quarter of fiscal 2014, and we do not expect to receive any further orders or revenue from Lenovo.

Cost of Revenue and Gross Margin

	(in thousands) Three Months Ended April 30,
	2014		2013		% Change
		% of Total		% of Total
Cost of Revenue:
Product costs	$-	0%	$960	86%	-100%
Supply chain overhead	-	0%	160	14%	-100%
Inventory reserve and scrap charges	-	0%	-	0%	0%
	$-	0%	$1,120	100%	-100%

	Three Months Ended April 30,
	2014	2013	% Change

Gross profit percent	0%	21%	-21%

Cost of revenue for the three months ended April 30, 2014 decreased by $1.1 million, or 100 percent compared to the corresponding period of fiscal 2014. The decrease is a result of the decrease in revenues.

Operating Costs and Expenses

	(in thousands) Three Months Ended April 30,
	2014		2013		% Change
		% of Rev		% of Rev
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$227	0%	$18	1%	1161%
Corporate overhead	104	0%	630	45%	-83%
Engineering and support expenses	60	0%	279	20%	-78%
	$391	0%	$927	66%	-58%

Selling, general, and administrative (“SG&A”) expenses for the three months ended April 30, 2014 decreased $536,000, or 58 percent compared to the corresponding period of fiscal 2014. We had no employees in our sales and marketing department during the three months end April 30, 2014.

Corporate overhead consists of the salary of our one employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three months ended April 30, 2014, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio. In the three months ended April 30, 2013, engineering and support expenses consisted of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products.

Interest Expense

The current and prior year interest expense relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. The prior year interest expense related to accrued interest as well as amortization of the debt discount on the Broadwood Loan.

During the three months ended April 30, 2014 and 2013, we expensed approximately $0.1 million and $78,000 of interest expense to Elkhorn pursuant to the terms of the Elkhorn Loan.

Loss Due to Change in Fair Value of Derivative Liabilities

For the three months ended April 30, 2014 and 2013, we reported a loss due to the change in the fair value of our derivative liabilities of approximately $1.0 million and $0.8 million, respectively.

Other Income, net

During the three months ended April 30, 2014, other income, net, consisted of $0.2 million from a settlement and licensing agreement.

During the three months ended April 30, 2013, other income, net, consisted of $5,000 in proceeds from the State of California from funds that had previously been escheated to the state.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of April 30, 2014. We are reviewing whether a Section 382 ownership change may have occurred as a result of the Elkhorn transaction in fiscal 2014 (Part I, Item 1, Note 8). If this transaction results in an ownership change, it would substantially limit our research and experimentation credits and net operating loss carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2014 decreased $0.4 million to $0.7 million as compared to $0.4 million at April 30, 2013. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands) Three Months Ended April 30,
	2014	2013

Cash provided by (used in):
Operating activities	$(392)	$(255)
Investing activites	$-	$(4)
Financing activities	$-	$530

Operating Activities

Cash used in operating activities was $0.4 million for the three months ended April 30, 2014 and was primarily driven by our net loss of $1.3 million offset by change in fair value of derivative liabilities of $1.0 million.

Cash used in operating activities of $0.3 million for the three months ended April 30, 2013 was primarily attributable to our net loss of $1.5 million, offset by the increase in the value of our derivative liabilities of $0.8 million. Additionally, our accounts payable and accrued liabilities increased by $0.7 million, and our receivables increased by $0.2 million.

Investing Activities

We had no investing activities during the three months ended April 30, 2014.

During the three months ended April 30, 2013, we purchased $4,000 of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products.

Financing Activities

We had no financing activities during the three months ended April 30, 2014.

On February 11, 2013, we and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements (collectively, the “Elkhorn Agreements”). Pursuant to those agreements, Elkhorn made a $1.5 million senior secured loan to us with a maturity date of November 30, 2014 (the “Elkhorn Loan”) and purchased a total of 6,250,000 shares of our common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. On February 11, 2013, we used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan. On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

As of April 30, 2014, we had negative working capital of approximately $9.1 million, of which $3.5 million relates to the fair value of derivative liabilities. Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of attorneys' fees and other costs. We believe that the $6.5 million net settlement will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of April 30, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of April 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended April 30, 2014 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Targus Group International, Inc., Case No. 8:14-cv-00361, Superior Court of California County of Orange – Central Justice Center. On March 10, 2014, we filed a lawsuit against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center.

Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014.

Further pursuant to the settlement agreement, each party released the other and its affiliates from any and all claims related to the subject matter of the litigation and we covenanted not to sue Chicony on the next 500,000 power adapters sold by Chicony after May 15, 2014 that we allege infringe on our intellectual property rights. The settlement agreement also contains other representations, warranties and covenants of both parties that are customary for an agreement of this type.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2014 as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2014.

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

COMARCO, INC.

Date: June 16, 2014	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 16, 2014	/s/ JANET N. GUTKIN
Janet N. Gutkin
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