Form 10-Q
period 2014-07-31
COMARCO INC
filed 2014-09-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

July 31, 2014

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

The registrant had 14,684,165 shares of common stock outstanding as of September 12, 2014.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED July 31, 2014

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	July 31,	January 31,
	2014	2014
ASSETS
Current Assets
Cash and cash equivalents	$2,744	$1,096
Accounts receivable due from suppliers, net of reserves of $0	122	128
Other current assets	90	17
Total current assets	2,956	1,241
Property and equipment, net	11	14
Restricted cash	82	82
Total assets	$3,049	$1,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$908	$4,363
Accrued liabilities	731	1,012
Loan payable	-	1,167
Derivative liabilities	2,294	2,520
Total current liabilities	3,933	9,062
Total liabilities	3,933	9,062

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,684,165 shares issued and outstanding at July 31, 2014 and January 31, 2014, respectively	1,468	1,468
Additional paid-in capital	16,004	15,980
Accumulated deficit	(18,356)	(25,173)
Total stockholders' deficit	(884)	(7,725)
Total liabilities and stockholders' deficit	$3,049	$1,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013

Revenue	$-	$1,507	$-	$2,920
Cost of revenue	(1,099)	1,341	(1,099)	2,462
Gross profit	1,099	166	1,099	458

Selling, general and administrative expenses	263	589	594	1,236
Engineering and support expenses	134	320	194	599
	397	909	788	1,835
Operating loss	702	(743)	311	(1,377)
Interest expense, net	(258)	(100)	(380)	(177)
Gain (loss) due to change of derivative liabilities	1,231	51	226	(717)
Other income, net	6,462	-	6,662	5

Income (loss) from operations before income taxes	8,137	(792)	6,819	(2,266)
Income tax expense	2	2	2	2
Net income (loss)	$8,135	$(794)	$6,817	$(2,268)

Basic income (loss) per share:	$0.55	$(0.06)	$0.46	$(0.16)
Diluted income (loss) per share:	$0.54	$(0.06)	$0.45	$(0.16)

Weighted-average shares outstanding:
Basic	14,684	14,260	14,684	14,210
Diluted	15,110	14,260	15,132	14,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASHFLOWS

(In thousands, except share data)

	Six Months Ended
	July 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,817	$(2,268)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3	40
Amortization of loan discount	333	127
Stock-based compensation expense	24	54
Provision for doubtful accounts receivable	6	12
Provision for obsolete inventory	-	52
Change in fair value of derivative liabilities	(226)	717
Changes in operating assets and liabilities
Accounts receivable due from customers	-	(198)
Accounts receivable due from suppliers	-	387
Inventory	-	8
Other assets	(73)	(25)
Accounts payable	(3,455)	690
Accrued liabilities	(281)	(129)
Net cash provided by (used in) operating activities	3,148	(533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(9)
Net cash used in investing activites	-	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	1,500
Loan repayment	(1,500)	(2,000)
Net proceeds from common stock issued	-	1,030
Net cash (used in) provided by financing activities	(1,500)	530

Net increase (decrease) in cash and cash equivalents	1,648	(12)
Cash and cash equivalents, beginning of period	1,096	104
Cash and cash equivalents, end of period	$2,744	$92

Noncash investing and financing activities:
Debt discount recorded upon issuance of convertible debt	$-	$624
Issurance of common stock upon the vesting of restricted stock units	$-	$19

Supplementary disclosures of cash flow information:
Cash paid for interest	$68	$-
Cash paid for income taxes, net of refunds	$2	$2

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

2.	Current Developments, Future Operations, Liquidity and Capital Resources

As previously announced in August 2013, Lenovo notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer has had a material adverse impact on our future results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our ongoing litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we received $6.5 million, net of $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”) on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

Our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. We may or may not resume our traditional activities of providing innovative charging solutions for battery powered devices. There are no assurances that any of these possible opportunities or activities will occur or be successful.

We had negative working capital totaling approximately $1.0 million as of July 31, 2014, of which $2.3 million relates to the fair value of derivative liabilities. We believe that the $6.5 million net settlement referenced above will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

The condensed financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 31, 2014, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of July 31, 2014 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by (“GAAP”) for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2014. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its Form 10-K for its fiscal year ended January 31, 2014 (the “2014 10-K”), which was filed with the SEC on April 30, 2014. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities. As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain financing transactions in fiscal 2013 that involved financial equity instruments containing certain features that have resulted in the instruments being deemed derivatives. The Company may engage in other similar complex financing transactions in the future, but not with the intention to enter into derivative instruments. Derivatives are measured at fair value using the Monte Carlo simulation pricing model and marked to market through earnings. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions. Changes in these subjective assumptions can materially affect the estimate of the fair value of derivative liabilities and, consequently, the related amount recognized as loss due to change in fair value of derivative liabilities on the consolidated statement of operations. Furthermore, depending on the terms of a derivative, the valuation of derivatives may be removed from the financial statements upon exercise or conversion of the underlying instrument into some other security.

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. (“Broadwood”) contained provisions that adjusted the exercise price in the event of certain dilutive issuance of our securities (see Note 8). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.4 million and a corresponding discount to the underlying loan payable (see Note 8). Additionally, during the first quarter of fiscal 2014, we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price could have been adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Note 8). On June 3, 2014, the Company repaid the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings for the three and six months periods ended July 31, 2014.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the derivative liabilities, which are comprised of the warrants issued/issuable to Broadwood, at July 31, 2014 was $2.3 million. Warrants are classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period results of operations.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2014	2013	2014	2013
Stock-based compensation expense	$12	$27	$24	$54
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is approximately $31,000, which will be expensed over a weighted average remaining life of 8 months.

During the three and six months ended July 31, 2014 and 2013, no stock awards were granted.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to stock options granted under these plans for the six months ended July 31, 2014 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2014	638,500	$1.22
Options granted	-
Options canceled or expired	(38,500)	5.32
Options exercise	-
Balance, July 31, 2014	600,000	$0.96
Stock Options Exercisable at July 31, 2014	560,000	$0.95

Transactions and other information related to restricted stock granted under these plans for the six months ended July 31, 2014 are summarized below:

	Outstanding Restricted
	Stock Units
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2014	420,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(30,000)	0.18
Balance, July 31, 2014	390,000	$0.18

As of July 31, 2014, the stock awards outstanding have an aggregate intrinsic value of $6,000, based on a closing market price of $0.22 per share on July 31, 2014. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2014:

	Awards Outstanding			Options Exercisable
		Weighted-Ave.
Range of	Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.40	465,000	8.20	$0.40	465,000	$0.40
$1.09	100,000	4.28	1.09	60,000	1.09
$4.90	15,000	3.59	4.90	15,000	4.90
$10.43	20,000	1.89	10.43	20,000	10.43
	600,000		0.96	560,000	0.95

At July 31, 2014, shares available for future grants under the 2011 Plan totaled 35,224.

5.     Net Income (Loss) Per Share

The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and six months ended July 31, 2013, basic and diluted loss per share for those periods were the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potential common shares of 768,826 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the six months ended July 31, 2013, as the effect would have been antidilutive. Additionally, for the three and six months ended July 31, 2013 the 1,704,546 outstanding warrants issued to Broadwood and the 6,000,000 potential shares issuable to Elkhorn upon debt conversion, would have been anti-dilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Net income (loss)” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013

Net income (loss)	$8,135	$(794)	$6,817	$(2,268)
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,684	14,260	14,684	14,210
Basic net income (loss) per share	$0.55	$(0.06)	$0.46	$(0.16)
Diluted net inome (loss) per share:
Weighted average shares outstanding - basic	14,684	14,260	14,684	14,210
Effect of potentially dilutive securities	426	-	448	-
Weighted average shares outstanding - diluted	15,110	14,260	15,132	14,210
Diluted net income (loss) per share	$0.54	$(0.06)	$0.45	$(0.16)

6.     Customer and Supplier Concentrations

Substantially all of the Company’s revenue was derived from a single customer, Lenovo, in fiscal 2014. As discussed in Note 2 above, in August 2013, Lenovo notified us of their intention to cease offering Comarco’s product to its customers. We shipped approximately 20,000 of our Constellation units to Lenovo and 11,000 field replacement units to Lenovo affiliates during our third quarter of fiscal 2014, and we have no further orders from Lenovo or their affiliates. The loss of Lenovo has had a material adverse impact on our revenues and results of operations.

The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	(in thousands, except percentages)
	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
Total revenue	$-	0%	$1,507	100%	$-	0%	$2,920	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$-	0%	1,476	98%	$-	0%	2,854	98%
	$-	0%	$1,476	98%	$-	0%	$2,854	98%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either July 31, 2014 or January 31, 2014 are listed below (in thousands, except percentages).

	As of July 31,		As of January 31,
	2014		2014
Total gross accounts receivable due from suppliers	$122	100%	$128	100%
Accounts receivable concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	95%
	$122	100%	$122	95%

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

The companies comprising 10 percent or more of our gross accounts payable at either July 31, 2014 or January 31, 2014 are listed below (in thousands, except percentages).

	As of July 31,		As of January 31,
	2014		2014

Total gross accounts payable	$908	100%	$4,363	100%
Supplier concentration:
Chicony Power Technology, Co. Ltd.	$-	0%	$1,100	25%
Pillsbury Winthrop Shaw Pittman, LLP	432	48%	1,953	45%
	$432	48%	$3,053	70%

Chicony Power Technology, Co. Ltd., (“Chicony”) was the manufacturer of the Bronx product, which was subject to a recall. We had been in litigation with Chicony (see Note 10). Effective May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in cash in lieu of the previous jury net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. As a result of the settlement agreement, $1.1 million of contract manufacturer obligations to Chicony have been legally dismissed and reversed as of July 31, 2014. The dismissed obligations are reflected in Cost of Revenues for the three and six months ended July 31, 2014.

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 10). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million and the remaining balance of $0.4 million (“the Balance”) was modified and is to be paid, if at all, in the event Comarco obtains any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of the Targus Lawsuit and/or any of the additional lawsuits. The amount payable shall be equal to the Balance plus 20% per annum, compounded annually from the Effective Date of May 28, 2014. In connection with this partial repayment, no gain was recognized.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.     Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31,	January 31,
	2014	2014

Uninvoiced materials and services received	$331	$458
Accrued legal and professional fees	62	161
Accrued payroll and related expenses	36	58
Accrued warranty	20	20
Other	282	315
	$731	$1,012

As of July 31, 2014, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, respectively, included in accrued liabilities, were payable Zheng Ge Electrical Co. Ltd. (“Zheng Ge”).

8.     Loan & Related Agreements

Secured Loan Agreement with Elkhorn Partners.

On February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”). Pursuant to those Elkhorn Agreements, Elkhorn made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 and purchased a total of 6,250,000 shares of the Company’s common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan. On June 3, 2014, the Company repaid the Elkhorn Loan Agreement in full.

The Elkhorn Loan, which was evidenced by a promissory note (the “Elkhorn Loan”), issued by the Company to Elkhorn, bore interest at 7% for the first 12 months of the Elkhorn Loan, increasing to 8.5% thereafter and continuing until the Elkhorn Loan was paid in full.

The Elkhorn Loan Agreement provided that if and to the extent the Company did not pay the Elkhorn Loan in full by its Maturity Date, then, Elkhorn would have had the right, at its option (but not the obligation), to convert the then unpaid balance of the Elkhorn Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price was subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement. This conversion feature created a derivative liability that is described in Note 9.

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

Stock Purchase Agreement and Stock Purchase Warrants

Concurrently with the execution of the Broadwood Loan Agreement, the Company and Broadwood entered into the Broadwood SPA. That agreement provided for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock (the “Shares”), at a price of $1.00 per Share, subject to the following conditions: (i) during the six month term of the Broadwood Loan, the Company would use its best commercial efforts to raise at least $3.0 million from the sale of additional equity securities to other investors, which could include other shareholders of the Company, and (ii) the Company remained in compliance with its covenants under the Broadwood Loan Agreement. The Broadwood SPA provided that if, at any time between July 27, 2012 and July 27, 2013, the Company sold any shares of its common stock (or sells or issues securities that are convertible or exercisable into shares of common stock) at a price less than $1.00 per share, the Company would be required to issue outright to Broadwood, without additional consideration from it, a number of additional Shares (the “Make-Whole Shares”) sufficient to reduce the per share price paid by Broadwood for the total number of the Shares and Make-Whole Shares issued under the Broadwood SPA to that lower price.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 27, 2012, the Company also entered into a Warrant Commitment Letter, which provided that if the Company raised less than $3.0 million from sales of equity securities to other investors during the six month term of the Broadwood Loan, then Broadwood will receive an additional Warrant (the “Additional Warrant”) entitling it to purchase, also at a price of $1.00 per share, an amount of shares of the Company’s common stock to be determined based on a formula in the Warrant Commitment Letter, with such amount not to exceed 1,000,000 additional shares (the amount of such additional shares, “Additional Warrant Shares”). The exercise price is to be adjusted if the Company completed subsequent financings at less than the current exercise price as described below.

The Warrants, including the Additional Warrant, provide that if the Company sold shares of its common stock (or any securities that were convertible or exercisable into shares of Company common stock) at a price less than $1.00 per share, then, subject to certain exceptions (including grants of stock incentives and sales of shares to officers, employees or directors under the Company’s equity incentive plans and issuances of shares in business acquisitions), the exercise price of the Warrants, including the Additional Warrant, then outstanding would be reduced to that lower price and the number of Warrant Shares purchasable by Broadwood on exercise of the Warrants and the Additional Warrant will be proportionately increased. The Warrants and the Additional Warrant were accounted for as derivative liabilities resulting from the instruments’ price protection features.

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

The Company’s position was that, contrary to Broadwood’s assertions, all of the conditions under the Broadwood SPA had been satisfied, and Broadwood’s refusal to purchase 3,000,000 shares of Company common stock, at the price of $1.00 per share, constituted a material breach by Broadwood of its obligations under the Broadwood SPA. As a result, as of the date of filing this report, the Company had not issued any Additional Warrant Shares to Broadwood and each party had reserved its rights under and with respect to the Broadwood SPA and the Broadwood Warrants.

On August 13, 2014, the Company and Broadwood entered into an Amendment and Release Agreement that resolves the disputes between the Company and Broadwood concerning the Stock and Warrant Documents and related matters. Pursuant to the Amendment and Release Agreement, the Company issued Broadwood a new stock purchase warrant (“New Warrant”) entitling it to purchase up to a total of 2,350,000 shares of the Company’s common stock, at a price of $0.16 per share, in exchange for cancellation of the Original Warrants and any obligation of the Company to issue the Additional Warrant. The New Warrant expires on July 27, 2020. In addition, the Company and Broadwood released each other from any and all claims concerning the Stock and Warrant Documents and related matters.

9.	Fair Value Measurements

We follow FASB ASC 820, "Fair Value Measurements and Disclosures" (“ASC 820”), in connection with assets and liabilities measured at fair value on a recurring basis subsequent to initial recognition. The guidance applies to our derivative liabilities. We had no assets or liabilities measured at fair value on a non-recurring basis for any period reported.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The hierarchy noted above requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. There were no transfers between Level 1, Level 2 and/or Level 3 during the second quarter of fiscal 2015. Our fair value measurements at the July 31, 2014 reporting date are classified based on the valuation technique level noted in the table below (in thousands):

		Quoted Prices
		in Active	Significant Other	Significant
	July 31,	Markets for	Observable	Unobservable
Description	2014	(Level 1)	(Level 2)	(Level 3)
Derivative Liabilties	$2,294	$-	$-	$2,294

The following outlines the significant weighted average assumptions used to estimate the fair value information presented in connection with our outstanding and contingent warrants issued to Broadwood warrants as described in Note 8 utilizing the Monte Carlo simulation model:

July 31, 2014
Risk free interest rate	2.0%
Average expected life (in years)	5.99
Expected volatility	124.3%
Expected dividends	None

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended July 31, 2014 (in thousands):

			Change in estimated
		Change in	fair value recognized
	February 1,	Derivative	in results of	July 31,
Description	2014	Liabilities	operations	2014

Broadwood warrants	$2,426	$-	$(132)	$2,294
Elkhorn conversion features	94	(94)	-	-
	$2,520	$(94)	$(132)	$2,294

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the six months ended July 31, 2013 (in thousands):

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

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn(see Note 8), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control for purposes of the severance compensation agreement. The executive who is party to this agreement has waived his right to receive payments under this agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Letter of Credit

During the first quarter of fiscal 2010, the Company obtained a $77,000 letter of credit from Silicon Valley Bank (“SVB”) to allow for continuous and unlapsed compliance with a lease provision for the Company’s corporate offices. The letter of credit was not renewed on August 1, 2014.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of July 31, 2014, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

Legal Contingencies

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. We are seeking damages of at least $17 million. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by the Company. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On April 16, 2013, the court approved our first-amended cross-complaint, which added intentional interference to our complaint and increased the damages we were seeking to at least $15.0 million. The trial date was held in October, 2013. In an effort to resolve this litigation before the previous trial date of April, 2013, we sent Chicony a settlement offer, which has since lapsed. On February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014. We recorded a gain of $7.6 million associated with this settlement in the quarter ended July 31, 2014. As a result of the settlement agreement, the $1.1 million payable to Chicony for contract manufacturing costs has been legally dismissed and discharged and recorded as an offset to cost of revenues in the quarter ended July 31, 2014.

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

11.	Income Taxes

The Company is in process to complete a study to determine the availability of net operating losses and limitations thereto, if any, under Section 382 of the Internal Revenue Code to offset any current tax liability. Accordingly, tax provision amounts due in this fiscal year are dependent upon the completion of this study and could be significant.

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

Going Concern Qualification

As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer has had a material adverse impact on our future results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our ongoing litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter. As part of the settlement and licensing agreement with Kensington, we recorded $0.2 million in other income, net during the six months ended July 31, 2014.

We believe our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We are currently exploring opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. In the future, we may resume our traditional activities, if and when possible. However, there are no assurances that any of these possible opportunities will occur or be successful.

We had negative working capital totaling approximately $1.0 million as of July 31, 2014, of which $2.3 million relates to the fair value of derivative liabilities. We believe that the $6.5 million net settlement reference above will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

The condensed financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize value from our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

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

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that was used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. On August 19, 2013, Lenovo, our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal year 2014. We anticipate that we will generate de minimis revenue in future periods from the development, design, distribution or sale of any products. We have effectively suspended traditional operations and are now primarily focused on realizing the potential value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the six months and quarter ended July 31, 2014:

●	Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on June 2, 2014.

●	We are currently analyzing and will continue to analyze a range of alternatives to preserve and/or build value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

●	We generated de minimis revenue for six months ended July 31, 2014 compared to $2.9 million for six months ended July 31, 2013. The decrease is attributable to decreased sales to our principal customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013. We anticipate that we will generate de minimis revenue from the development, design, distribution or sale of any products until we are able to resume traditional operations.

●	On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. We are seeking damages of at least $17 million. However, the outcome of this matter is not determinable as of the date of this report.

●	We were previously party to litigation with ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”). On February 4, 2014, Kensington entered into a settlement and licensing agreement with us with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

●

On August 6, 2013, we changed our legal representation with respect to our ongoing intellectual infringement and enforcement litigation and entered an alternative fee arrangement in order to reduce our legal expenses.

●	On February 11, 2013, we entered into a Secured Loan Agreement (the “Loan Agreement”) with Elkhorn Partners Limited Partnership (“Elkhorn”). Pursuant to the Loan Agreement, on February 11, 2013, Elkhorn made a $1,500,000 senior secured term loan (the “Elkhorn Loan”) to us. The Elkhorn Loan bore interest at 7% per annum for the first year; increasing to 8.5% per annum thereafter, ranked senior in right of payment to all of our other indebtedness, was secured by a first priority security interest in all of the assets of Comarco and CWT, and was due and payable in full on November 30, 2014. See Note 8 to our consolidated financial statements contained elsewhere in this report for additional information regarding the Loan Agreement, the Loan and certain related agreements. On June 3, 2014, the Company repaid the Elkhorn Loan in full.

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

●	As a result of our sale of the 6,250,000 shares of common stock to Elkhorn pursuant to the Elkhorn Stock Purchase Agreement, Elkhorn’s beneficial ownership increased from approximately 9% to approximately 49% of our outstanding voting stock, making Elkhorn our largest shareholder.

●

On August 13, 2014, the Company and Broadwood entered into an Amendment and Release Agreement that resolves the disputes between the Company and Broadwood concerning the Stock and Warrant Documents and related matters. Pursuant to the Amendment and Release Agreement, the Company issued Broadwood a new stock purchase warrant (“New Warrant”) entitling it to purchase up to a total of 2,350,000 shares of the Company’s common stock, at a price of $0.16 per share, in exchange for cancellation of the Original Warrants and any obligation of the Company to issue the Additional Warrant. The New Warrant expires on July 27, 2020. In addition, the Company and Broadwood released each other from any and all claims concerning the Stock and Warrant Documents and related matters.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim condensed consolidated financial statements appearing elsewhere in this report, which have been prepared in accordance with GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six months ended July 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2014.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three and six months ended July 31, 2014 and 2013:

	(in thousands)		(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year
	2014	2013	2014	2013	Three Months	Six Months

Revenue	$-	$1,507	$-	$2,920	-100%	-100%
Operating loss	$702	$(743)	$311	$(1,377)	-194%	-123%
Net income(loss)	$8,135	$(794)	$6,817	$(2,268)	-1125%	-401%

Revenue by Geographic Region

	(in thousands)		(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year
	2014	2013	2014	2013	Three Months	Six Months

Revenue:
Asia-Pacific	$-	$1,411	$-	$2,775	-100%	-100%
North America	-	87	-	133	-100%	-100%
Europe	-	9	-	12	-100%	-100%
	$-	$1,507	$-	$2,920	-100%	-100%

The revenue by geographic region is determined by the ship to address. Sales to Lenovo, our former customer, were shipped to a fulfillment center in China, but their customers, the end-users of our products, are located domestically, as well as internationally.

Revenue by Customer

	(in thousands)		(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year
	2014	2013	2014	2013	Three Months	Six Months

Revenue:
Lenovo	$-	$1,476	$-	$2,854	-100%	-100%
Other	-	31	-	66	-100%	-100%
	$-	$1,507	$-	$2,920	-100%	-100%

Revenue for the three and six months ended July 31, 2014 decreased by $1.5 million and $2.9 million, respectively. Substantially all of the revenue shown for “Asia-Pacific” in the table above was from Lenovo. In August 2013, we received notification from Lenovo of its intent to cease offering our products to its customers. We shipped the remaining units to Lenovo during our third fiscal quarter of fiscal 2014, and we do not expect to receive any further orders or revenue from Lenovo.

Cost of Revenue and Gross Margin

	(in thousands)				(in thousands)
	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013		Year over Year
		% of Total		% of Total		% of Total		% of Total	Three Months	Six Months
Cost of Revenue:
Product costs	$-	0%	$1,065	80%	$-	0%	$2,026	82%	-100%	-100%
Supplier Settlement	(1,099)	100%	-	0%	(1,099)	100%	-	0%	-100%	-100%
Supply chain overhead	-	0%	189	14%	-	0%	350	14%	-100%	-100%
Inventory reserve and scrap charges	-	0%	87	6%	-	0%	86	4%	-100%	-100%
	$(1,099)	100%	$1,341	100%	$(1,099)	100%	$2,462	100%	-182%	-145%

Cost of revenue for the three and six months ended July 31, 2014 decreased by $2.4 million and $3.6 million, respectively compared to the corresponding periods of fiscal 2014. The decrease is a result of decrease in revenue and the settlement agreement with Chicony on May 14, 2014. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the three months ended July 31, 2014.

Operating Costs and Expenses

	(in thousands)				(in thousands)
	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013		Year over Year
		% of Rev		% of Rev		% of Rev		% of Rev	Three Months	Six Months
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$173	0%	$7	0%	$400	0%	$24	1%	2371%	1567%
Corporate overhead	90	0%	582	39%	194	0%	1,212	41%	-85%	-84%
Engineering and support expenses	134	0%	320	21%	194	0%	599	21%	-58%	-68%
	$397	0%	$909	60%	$788	0%	$1,835	63%	-56%	-57%

Selling, general, and administrative (“SG&A”) expenses for the three and six months ended July 31, 2014 decreased $0.5 million and $1.0 million compared to the corresponding periods of fiscal 2014. We had no employees in our sales and marketing department during the three and six months end July 31, 2014.

Corporate overhead consists of the salary of our one employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three and six months ended July 31, 2014, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

In the three and six months ended July 31, 2013, engineering and support expenses consisted of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products.

Interest Expense

The current and prior year interest expense relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. On June 3, 2014, the Company repaid the Elkhorn Loan in full.

Gain Due to Change in Fair Value of Derivative Liabilities

For the three and six months ended July 31, 2014, we reported a gain due to the change in the fair value of our derivative liabilities of approximately $1.2 million and $0.2 million, respectively.

Other Income, net

During the three and six months ended July 31, 2014, other income, net, consisted of $6.5 million and $6.7 million, respectively. During the three months ended July 31, 2014, we settled and were paid $7.6 million from Chicony in lieu of the jury’s net award of $9.7 million. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the three months ended July 31, 2014. In addition, we received $0.2 million from a settlement and licensing agreement during the six months ended July 31, 2014.

During the three and six months ended July 31, 2013, other income, net, consisted of $5,000 in proceeds from the State of California from funds that had previously been escheated to the state.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of July 31, 2014. The Company is in process to complete a study to determine the availability of net operating losses and limitations thereto, if any, under Section 382 of the Internal Revenue Code to offset any current tax liability. Accordingly, tax provision amounts due in this fiscal year are dependent upon the completion of this study and could be significant.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2014 increased $1.6 million to $2.7 million as compared to $92,000 at July 31, 2013. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands)
	Six Months Ended July 31,
	2014	2013

Cash provided by (used in):
Operating activities	$3,148	$(533)
Investing activites	$-	$(9)
Financing activities	$(1,500)	$530

Operating Activities

Cash provided by operating activities was $3.1 million for the six months ended July 31, 2014 and was primarily driven by our net income of $6.8 million offset by cash used to pay accounts payable of $3.5 million.

Cash used in operating activities of $0.5 million for the six months ended July 31, 2013 was primarily attributable to our net loss of $1.4 million, offset by non-cash depreciation and stock compensation of $40,000 and $54,000, respectively. Additionally, the Company had net cash collections from combined receivables of $189,000 and an increase on a combined basis of our accounts payable and accrued liabilities of $562,000.

Investing Activities

We had no investing activities during the six months ended July 31, 2014.

During the six months ended July 31, 2013, we purchased $9,000 of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products.

Financing Activities

On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full of $1.5 million.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

As of July 31, 2014, we had negative working capital of approximately $1.0 million, of which $2.3 million relates to the fair value of derivative liabilities. Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismisses all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. We believe that the $6.5 million net settlement will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

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

In connection with its evaluation, our management has concluded that, as of July 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended July 31, 2014 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

10.1	Settlement Agreement and Release, effective May 15, 2014, between Comarco, Inc. and Chicony Power Technology, Co. Ltd. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

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

COMARCO, INC.

Date: September 15, 2014	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 15, 2014	/s/ JANET N. GUTKIN
Janet N. Gutkin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Settlement Agreement and Release, effective May 15, 2014, between Comarco, Inc. and Chicony Power Technology, Co. Ltd. (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2014)

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

**

XBRL (Extension Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.