Form 10-Q
period 2014-10-31
COMARCO INC
filed 2014-12-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2014

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

The registrant had 14,684,165 shares of common stock outstanding as of December 15, 2014.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED October 31, 2014

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	(Unaudited)
	October 31,	January 31,
	2014	2014
ASSETS
Current Assets
Cash and cash equivalents	$2,442	$1,096
Accounts receivable due from suppliers, net	122	128
Other current assets	23	17
Total current assets	2,587	1,241
Property and equipment, net	9	14
Restricted cash	5	82
Total assets	$2,601	$1,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$746	$4,363
Accrued liabilities	763	1,012
Loan payable	-	1,167
Derivative liabilities	-	2,520
Total current liabilities	1,509	9,062
Total liabilities	1,509	9,062

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,684,165 shares issued and outstanding at October 31, 2014 and January 31, 2014, respectively	1,468	1,468
Additional paid-in capital	18,310	15,980
Accumulated deficit	(18,686)	(25,173)
Total stockholders' equity (deficit)	1,092	(7,725)
Total liabilities and stockholders' equity	$2,601	$1,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Revenue	$-	$1,508	$-	$4,429
Cost of revenue	-	1,567	(1,099)	4,029
Gross profit	-	(59)	1,099	400

Selling, general and administrative expenses	241	203	835	1,440
Engineering and support expenses	89	69	283	668
	330	272	1,118	2,108
Operating loss	(330)	(331)	(19)	(1,708)
Interest expense, net	-	(106)	(380)	(283)
Change in fair value of derivative liabilities	-	988	226	271
Net Gain on litigation settlement	-	-	6,662	5

Income (loss) from operations before income taxes	(330)	551	6,489	(1,715)
Income tax expense	-	-	2	2
Net income (loss)	$(330)	$551	$6,487	$(1,717)

Basic income (loss) per share:	$(0.02)	$0.04	$0.44	$(0.12)
Diluted income (loss) per share:	$(0.02)	$0.04	$0.44	$(0.12)

Weighted-average shares outstanding:
Basic	14,684	14,470	14,684	14,300
Diluted	14,886	14,544	14,830	14,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,487	$(1,717)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	5	54
Loss on sale/retirement of property and equipment	-	32
Amortization of loan discount	333	206
Stock-based compensation expense	36	71
Provision for doubtful accounts receivable	6	12
Provision for obsolete inventory	-	368
Change in fair value of derivative liabilities	(226)	(271)
Changes in operating assets and liabilities
Accounts receivable due from customers	-	(170)
Accounts receivable due from suppliers	-	522
Inventory	-	98
Other assets	(6)	(15)
Accounts payable	(3,617)	706
Accrued liabilities	(249)	(344)
Net cash provided by (used in) operating activities	2,769	(448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(9)
Change in restricted cash	77	28
Net cash provided by investing activites	77	19

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	1,500
Loan repayment	(1,500)	(2,000)
Net proceeds from common stock issued	-	1,030
Net cash (used in) provided by financing activities	(1,500)	530

Net increase in cash and cash equivalents	1,346	101
Cash and cash equivalents, beginning of period	1,096	104
Cash and cash equivalents, end of period	$2,442	$205

Noncash investing and financing activities:
Debt discount recorded upon issuance of convertible debt	$-	$624
Issurance of common stock upon the vesting of restricted stock units	$-	$19

Supplementary disclosures of cash flow information:
Cash paid for interest	$68	$76
Cash paid for income taxes, net of refunds	$2	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc. Comarco Inc.’s wholly-owned subsidiary, Comarco Wireless Technologies, Inc. (“CWT”), was incorporated in the state of Delaware in September 1993. Comarco and CWT are collectively referred to as “we,” “us,” “our,” “Comarco,” or the “Company”.

2.	Current Developments, Future Operations, Liquidity and Capital Resources

The condensed financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of which uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs.

As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer has had a material adverse impact on our results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our recent litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we received $6.5 million, net of $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter.

We believe that our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. We may or may not resume our traditional activities of providing innovative charging solutions for battery powered devices. There are no assurances that any of these possible opportunities or activities will occur or be successful.

We are currently generating de minimis revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

We continue to analyze a range of alternatives to build and/or preserve value for its stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 31, 2014, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of October 31, 2014 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by (“GAAP”) for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended January 31, 2014. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in its Form 10-K for its fiscal year ended January 31, 2014 (the “2014 10-K”), which was filed with the SEC on April 30, 2014. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2015.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represents $5,000 which serves as collateral for credit card chargebacks associated with our internet website.

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. (“Broadwood”) contained provisions that adjusted the exercise price in the event of certain dilutive issuance of our securities (see Note 8). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.4 million and a corresponding discount to the underlying loan payable (see Note 8). On August 13, 2014, we entered into an an Amendment and Release Agreement that canceled and replaced the Broadwood warrants. Accordingly, the derivative liability associated with the Broadwood warrants was reversed on the cancellation date and the replacement warrants, which qualified for classification as equity, were added to additional paid in capital.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, during the first quarter of fiscal 2014, we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contains convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price could have been adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that fair value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Note 8). On June 3, 2014, the Company repaid the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings for the nine months period ended October 31, 2014.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Stock-based compensation expense	$12	$18	$36	$71
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is approximately $20,000, which will be expensed over a weighted average remaining life of 5 months.

During the three and nine months ended October 31, 2014, no stock awards were granted. During the three and nine months ended October 31, 2013, no stock options were granted and 420,000 shares of restricted stock were granted.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Transactions and other information related to stock options granted under these plans for the nine months ended October 31, 2014 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2014	638,500	$1.22
Options granted	-	-
Options canceled or expired	(38,500)	5.32
Options exercise	-	-
Balance, October 31, 2014	600,000	$0.96
Stock Options Exercisable at October 31, 2014	560,000	$0.95

Transactions and other information related to restricted stock granted under these plans for the nine months ended October 31, 2014 are summarized below:

	Outstanding Restricted
	Stock Units
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2014	420,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(30,000)	0.18
Balance, October 31, 2014	390,000	$0.18

As of October 31, 2014, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.17 per share on October 31, 2014. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2014:

	Awards Outstanding			Options Exercisable
		Weighted-Ave.
Range of	Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.40	465,000	7.95	$0.40	465,000	$0.40
$1.09	100,000	4.03	1.09	60,000	1.09
$4.90	15,000	3.33	4.90	15,000	4.90
$10.43	20,000	1.64	10.43	20,000	10.43
	600,000		0.96	560,000	0.95

At October 31, 2014, shares available for future grants under the 2011 Plan totaled 35,224.

5.	Net Income (Loss) Per Share

The Company calculates basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the nine months ended October 31, 2013, basic and diluted loss per share for this period was the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Net income (loss)” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013

Net income (loss)	$(330)	$551	$6,487	$(1,717)
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,684	14,470	14,684	14,300
Basic net income (loss) per share	$(0.02)	$0.04	$0.44	$(0.12)
Diluted net inome (loss) per share:
Weighted average shares outstanding - basic	14,684	14,470	14,684	14,300
Effect of potentially dilutive securities	202	74	146	-
Weighted average shares outstanding - diluted	14,886	14,544	14,830	14,300
Diluted net income (loss) per share	$(0.02)	$0.04	$0.44	$(0.12)

6.	Customer and Supplier Concentrations

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

The customers providing 10 percent or more of the Company’s revenue for any of the periods presented below are listed here:

	(in thousands, except percentages)
	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
Total revenue	$-	0%	$1,508	100%	$-	0%	$4,429	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	-	0%	1,465	97%	-	0%	4,319	98%
	$-	0%	$1,465	97%	$-	0%	$4,319	98%

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either October 31, 2014 or January 31, 2014 are listed below (in thousands, except percentages).

	As of October 31,		As of January 31,
	2014		2014
Total gross accounts receivable due from suppliers	$122	100%	$128	100%
Accounts receivable concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	95%
	$122	100%	$122	95%

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The companies comprising 10 percent or more of our gross accounts payable at either October 31, 2014 or January 31, 2014 are listed below (in thousands, except percentages).

	As of October 31,		As of January 31,
	2014		2014

Total gross accounts payable	$746	100%	$4,363	100%
Supplier concentration:
Chicony Power Technology, Co. Ltd.	$-	0%	$1,100	25%
Pillsbury Winthrop Shaw Pittman, LLP	432	58%	1,953	45%
	$432	58%	$3,053	70%

Chicony Power Technology, Co. Ltd., (“Chicony”) was the manufacturer of the Bronx product, which was subject to a recall. We had been in litigation with Chicony (see Note 10). Effective May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in cash in lieu of the previous jury net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. As a result of the settlement agreement, $1.1 million of contract manufacturer obligations to Chicony have been legally dismissed and reversed as of July 31, 2014. The dismissed obligations are reflected in Cost of Revenues for the nine months ended October 31, 2014.

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

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 31,	January 31,
	2014	2014

Uninvoiced materials and services received	$331	$458
Accrued legal and professional fees	78	161
Accrued payroll and related expenses	31	58
Accrued warranty	20	20
Other	303	315
	$763	$1,012

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of October 31, 2014, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, respectively, included in accrued liabilities, were payable to Zheng Ge Electrical Co. Ltd. (“Zheng Ge”).

8.	Loan and Related Agreements

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

Elkhorn Stock Purchase Agreement

Concurrently with the Company’s entry into the Elkhorn Loan Agreement, the Company and Elkhorn entered into the Elkhorn SPA Agreement. Pursuant to that Elkhorn SPA Agreement, the Company sold 6,250,000 shares of its common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On August 13, 2014, the Company and Broadwood entered into an Amendment and Release Agreement that resolves the disputes between the Company and Broadwood concerning the Stock and Warrant Documents and related matters. Pursuant to the Amendment and Release Agreement, the Company issued Broadwood a new stock purchase warrant (“New Warrant”) entitling it to purchase up to a total of 2,350,000 shares of the Company’s common stock, at a price of $0.16 per share, in exchange for cancellation of the Original Warrants and any obligation of the Company to issue the Additional Warrant. The New Warrant expires on July 27, 2020. In addition, the Company and Broadwood released each other from any and all claims concerning the Stock and Warrant Documents and related matters. The derivative liability associated with the Broadwood warrants was reversed on the cancellation date.The replacement warrants qualified for classification as equity and added to additional paid – in capital.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the nine months ended October 31, 2014 (in thousands):

		Change in estimated	Change in estimated
		fair value recognized	fair value recognized
	February 1,	in results of	in equity due to	October 31,
Description	2014	operations	replacement	2014

Broadwood warrants	$2,426	$(132)	$(2,294)	$-
Elkhorn conversion features	94	(94)	-	-
	$2,520	$(226)	$(2,294)	$-

On August 13, 2014, the Company entered into an Amendment and Release Agreement that canceled of the Broadwood warrants. The derivative liability associated with the Broadwood warrants was reversed on the cancellation date.The replacement warrants qualified for classification as equity and added to additional paid – in capital.

On June 3, 2014, the Company repaid the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings.

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

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn (see Note 8), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control for purposes of the severance compensation agreement. The executive who is party to this agreement has waived his right to receive payments under this agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of October 31, 2014, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

We generated de minimis revenue during the first nine months ended October 31, 2014. As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer has had a material adverse impact on our results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our recent litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a settlement and licensing agreement with an effective date of February 1, 2014 that dismisses all claims between the two parties arising from this matter. As part of the settlement and licensing agreement with Kensington, we recorded $0.2 million in other income, net during the nine months ended October 31, 2014.

We believe our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. In the future, we may resume our traditional activities, if and when possible. However, there are no assurances that any of these possible opportunities will occur or be successful.

We had working capital totaling approximately $1.1 million as of October 31, 2014. We believe that this working capital will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

We continue to analyze a range of alternatives to build and/or preserve value for its stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that was used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. In August 19, 2013, Lenovo, our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal year 2014, and terminated its relationship with us. We anticipate that we will generate de minimis revenue in future periods from the development, design, distribution or sale of any products. We have effectively suspended traditional operations and are now primarily focused on realizing the potential value from our ongoing litigation as well as exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the nine months and quarter ended October 31, 2014:

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

●

We generated de minimis revenue for nine months ended October 31, 2014 compared to $4.4 million for nine months ended October 31, 2013. The decrease is attributable to decreased sales to our principal customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013. We anticipate that we will generate de minimis revenue from the development, design, distribution or sale of any products.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine months ended October 31, 2014 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2014.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three and nine months ended October 31, 2014 and 2013:

	(in thousands)		(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year
	2014	2013	2014	2013	Three Months	Nine Months

Revenue	$-	$1,508	$-	$4,429	-100%	-100%
Operating loss	$(330)	$(331)	$(19)	$(1,708)	0%	-99%
Net income(loss)	$(330)	$551	$6,487	$(1,717)	-160%	-478%

Revenue by Geographic Region

	(in thousands)		(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year
	2014	2013	2014	2013	Three Months	Nine Months

Revenue:
Asia-Pacific	$-	$1,407	$-	$4,183	-100%	-100%
North America	-	75	-	208	-100%	-100%
Europe	-	26	-	38	-100%	-100%
	$-	$1,508	$-	$4,429	-100%	-100%

The revenue by geographic region is determined by the ship to address. Sales to Lenovo, our former customer, were shipped to a fulfillment center in China, but their customers, the end-users of our products, are located domestically, as well as internationally.

Revenue by Customer

	(in thousands)		(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year
	2014	2013	2014	2013	Three Months	Nine Months

Revenue:
Lenovo	$-	$1,465	$-	$4,319	-100%	-100%
Other	-	43	-	110	-100%	-100%
	$-	$1,508	$-	$4,429	-100%	-100%

Revenue was $0 for the three and nine months ended October 31, 2014, a decrease of $1.5 million and $4.4 million, respectively, compared to the corresponding periods of fiscal 2014. Substantially all of the revenue shown for “Asia-Pacific” in the table above was from Lenovo. In August 2013, we received notification from Lenovo of its intent to cease offering our products to its customers. We shipped the remaining units to Lenovo during our third fiscal quarter of fiscal 2014, and we do not expect to receive any further orders or revenue from Lenovo.

Cost of Revenue and Gross Margin

	(in thousands)				(in thousands)
	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013		Year over Year
		% of Total		% of Total		% of Total		% of Total	Three Months	Nine Months
Cost of Revenue:
Product costs	$-	0%	$1,075	69%	$-	0%	$3,101	77%	-100%	-100%
Supplier Settlement	-	0%	-	0%	(1,099)	100%	-	0%	0%	0%
Supply chain overhead	-	0%	175	11%	-	0%	526	13%	-100%	-100%
Inventory reserve and scrap charges	-	0%	317	20%	-	0%	402	10%	-100%	-100%
	$-	0%	$1,567	100%	$(1,099)	100%	$4,029	100%	-100%	-127%

Cost of revenue for the three and nine months ended October 31, 2014 decreased by $1.6 million and $5.1 million, respectively, compared to the corresponding periods of fiscal 2014. The decrease is a result of us having $0 in revenue during those periods and the settlement agreement with Chicony on May 14, 2014. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the nine months ended October 31, 2014.

Operating Costs and Expenses

	(in thousands)				(in thousands)
	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013		Year over Year
		% of Rev		% of Rev		% of Rev		% of Rev	Three Months	Nine Months
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$132	0%	$8	1%	$532	0%	$190	4%	1550%	180%
Corporate overhead	109	0%	195	13%	303	0%	2,113	48%	-44%	-86%
Engineering and support expenses	89	0%	69	5%	283	0%	1,884	43%	29%	-85%
	$330	0%	$272	18%	$1,118	0%	$4,187	95%	21%	-73%

Selling, general, and administrative (“SG&A”) expenses for the three and nine months ended October 31, 2014 remained consistent at $0.3 million and decreased by $3.0 million, respectively, as compared to the corresponding periods of fiscal 2014. We had no employees in our sales and marketing department during the three and nine months ended October 31, 2014.

Corporate overhead consists of the salary of our one employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three and nine months ended October 31, 2014, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

In the three and nine months ended October 31, 2013, engineering and support expenses consisted of salaries, employer paid benefits, and other personnel related costs of our design engineers and testing and support personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products.

Interest Expense

The current and prior year interest expense relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. On June 3, 2014, the Company repaid the Elkhorn Loan in full.

Other Income, net

During the three and nine months ended October 31, 2014, other income, net, consisted of $0 and $6.7 million, respectively. During the nine months ended October 31, 2014, we settled and were paid $7.6 million from Chicony in lieu of the jury’s net award of $9.7 million. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the nine months ended October 31, 2014. In addition, we received $0.2 million from a settlement and licensing agreement during the nine months ended October 31, 2014.

During the nine months ended October 31, 2013, other income, net, consisted of $5,000 in proceeds from the State of California from funds that had previously been escheated to the state.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of October 31, 2014.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2014 increased $1.3 million to $2.4 million as compared to $205,000 at October 31, 2013. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands)
	Nine Months Ended October 31,
	2014	2013

Cash provided by (used in):
Operating activities	$2,769	$(448)
Investing activites	$77	$19
Financing activities	$(1,500)	$530

Operating Activities

Cash provided by operating activities was $2.8 million for the nine months ended October 31, 2014 and was primarily driven by our net income of $8.8 million offset by cash used to pay accounts payable of $3.6 million and non-cash change in the fair value of derivative liability of $2.5 million.

Cash used in operating activities of $0.5 million for the nine months ended October 31, 2013 and was driven by our operating loss of $1.7 million offset by non-cash inventory scrap charges of $368,000 and loan discount amortization of $206,000. Additionally, the Company had net cash collections from combined receivables of $352,000 and an increase on a combined basis of our accounts payable and accrued liabilities of $362,000.

Investing Activities

During the nine months ended October 31, 2014, our letter of credit that served as the security deposit for our corporate office lease expired.

During the nine months ended October 31, 2013, we purchased $9,000 of property and equipment, which was primarily tooling and equipment used for the manufacture of our ChargeSource® products. During the third quarter of fiscal 2014 we sold some equipment for $28,000, net.

Financing Activities

On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement (described below) in full of $1.5 million.

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

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

As of October 31, 2014, we had working capital of approximately $1.1 million. We believe that this working capital will allow us to discharge liabilities and commitments in the normal course of business over the next twelve months. However, as discussed elsewhere in this report, we are currently generating de minimis revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of October 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of July 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended October 31, 2014 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Targus Group International, Inc., Case No. 8:14-cv-00361, Superior Court of California County of Orange – Central Justice Center.  On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration.  Comarco seeks $17,000,000 in damages as well as accounting and injunctive relief.

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

ITEM 6.	EXHIBITS

10.1

Amendment and Release Agreement, dated August 13, 2014, by and among Broadwood Partners, L.P., Comarco, Inc. and Comarco Wireless Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014)

10.2

Amended and Restated Common Stock Purchase Warrant, dated August 13, 2014, issued by Comarco, Inc. to Broadwood Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014)

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

COMARCO, INC.

Date: December 15, 2014	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2014	/s/ JANET N. GUTKIN
Janet N. Gutkin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1

Amendment and Release Agreement, dated August 13, 2014, by and among Broadwood Partners, L.P., Comarco, Inc. and Comarco Wireless Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014)

10.2

Amended and Restated Common Stock Purchase Warrant, dated August 13, 2014, issued by Comarco, Inc. to Broadwood Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2014)

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