Form 10-K
period 2015-01-31
COMARCO INC
filed 2015-04-30
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of July 31, 2014, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 million, based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2015 was 14,684,165.

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

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission, (“SEC”). Readers are urged not to place undue reliance on these forward-looking statements.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, whether as a result of new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this report, as well as our other SEC filings, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

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

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that was used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. On August 19, 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), then our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal years ended January 31, 2014 and 2013. Since the termination of our business relationship with Lenovo, we have generated de minimus revenue in future periods from the development, design, distribution or sale of any products. We anticipate that this trend will continue into the foreseeable future. We have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2015” refers to our fiscal year that ended on January 31, 2015.

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

Our Business

We have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

Going Concern

Our management and our independent registered public accounting firm have questioned our ability to continue as a going concern as a result of our historical losses from operations and uncertainties surrounding our ability to raise additional funds. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and shareholders may lose all or part of their investment in our common stock. (see “Risk Factors”).

Working Capital

As of January 31, 2015, we had working capital of approximately $0.6 million. We believe that this working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

Marketing, Sales, and Distribution

As we have effectively suspended traditional operations, resources previously focused on our limited marketing, sales or distribution activities have been directed toward the monetization of our patent portfolio. Therefore, we had no marketing, sales or distribution expenditures in fiscal year 2015 and limited expenditures in fiscal year 2014.

Key Customers

For fiscal year 2015, we had no customers. For fiscal year 2014, shipments to Lenovo, our only material customer, totaled $4.3 million. As discussed above, Lenovo terminated its relationship with us in August 2013 and we anticipate that we will generate no or de minimus revenue in future periods from the development, design, distribution or sale of our products. For more information regarding our customers, see Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development

During fiscal 2015 and fiscal 2014, our financial constraints limited our research and development investment to approximately $0 and $0.4 million, respectively. In addition, we currently only have full-time one employee, who is our Chief Executive Officer and President. As we have effectively suspended traditional operations, we anticipate engaging in extremely limited research and development activities for the foreseeable future.

Manufacturing and Suppliers

As we have effectively suspended traditional operations, our manufacturing activities and related commercial relations with suppliers are extremely limited and will likely remain so for the foreseeable future.

Patents, Trademarks and Other Intellectual Property

 Our future existence and success depend in large part on our proprietary technology, including our patents, trademarks and other intellectual property, on which we have commenced efforts to monetize through enforcement actions and licensing arrangements. We also regularly consider the possibility of selling some or all of our intellectual property portfolio. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners, to establish, maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2015, we had approximately 48 issued U.S. patents and 3 U.S. patent applications pending. We also have 38 foreign patents, however we are discontinuing maintenance of some of our foreign patents in order to focus our resources on monetization of our U.S. patent portfolio. 21 of our issued U.S. patents expired in April of 2014. However, these expired patents are still enforceable for any infringement that occurred during the last 6 years of the patent term and we are pursuing certain enforcement actions. The patents we believe to be the most valuable extend into 2024. Specifically, our patent portfolio addresses sophisticated charging challenges, including charging multiple devices simultaneously and analyzing power requirements of electronic devices, as well as light-weight compact dimensions. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.

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

Employees

As of April 1, 2015, we employed 1 full-time employee, who is our Chief Executive Officer and President. We also engage certain consultants on a part-time basis, including our Chief Accounting Officer. This significantly reduced headcount is the result of reductions in force targeted at reducing our cash burn.

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

We effectively suspended our traditional operations as of the end of the third quarter of fiscal 2014. We are now primarily focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio.  Our ability to generate positive cash flow, if any, from these activities is speculative and subject to a number of uncertainties. If we do not improve our cash position in the near term, we may be forced to cease operations, in which event you may lose your entire investment in us.

We have effectively suspended our traditional operations and are now primarily focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio. While we have little experience or track record in generating revenues from these non-traditional methods, we have executed two settlement agreements through fiscal 2015. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we received $6.5 million, net of $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that established a forward royalty arrangement on sales of certain ACCO Brands products and dismissed all claims between the two parties arising from this matter. However, there can be no guarantees that we will execute additional agreements in the future.

      Our ability to generate revenue from ongoing or future litigation is subject to a number of significant uncertainties, including, but not limited to, our ability to retain counsel on an alternative fee structure or otherwise fund the cost of litigation and litigation counsel, the validity of our claims, our ability to succeed on the merits of our claims, interpretation of applicable contracts and laws (which in many cases are complex and potentially subject to competing interpretations), our ability to sustain operations through the final adjudication of our various litigation proceedings, and other uncertainties inherent in the litigation process. In addition, it is likely that we will become subject to counterclaims in any litigation to which we are a party, which may result in us being subject to damages or other obligations.

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

Due to the suspension of traditional business operations, any failure to realize value from our ongoing or future litigation or efforts to monetize our patent portfolio is expected to have a material adverse impact on our already limited financial resources, which could cause us to cease operations or otherwise cause you to lose your entire investment in us. There can be no assurance that we will be successful in generating revenue from any of these non-traditional sources.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation, settlement or licensing costs and expenses.

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

During fiscal 2012, we notified 11 companies, including ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”), that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Kensington entered into license agreement with us in settlement of time consuming and costly infringement litigation. On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015. In February 2015, we initiated litigation against Best Buy and Apple, Inc. To date, we have not taken any formal action against the remaining prior noticed alleged infringers, and at present we have not determined if or when we will do so. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, and may result in our intellectual property rights being held invalid or unenforceable.

We cannot be certain of the ultimate costs required to conclude our current litigation and may not be able to continue these proceedings.

On March 10, 2014, we filed a lawsuit against Targus seeking damages for patent infringement and breach of contract claims. We incurred approximately $0.6 million in non-contingent legal and related expert fees during fiscal 2014 related to the Chicony matter, which is net of approximately $0.4 million in payments made by our insurance carrier under a reservation of rights. Additionally, we incurred approximately $1.2 million in legal fees during fiscal 2014 related to the Kensington matter. We are unable to determine the future expenditures related to the Targus matter. The costs incurred for the current litigation may continue to significantly adversely impact our operating results and we may determine that due to the unpredictable nature of the costs and timing of the outcomes, we will no longer be able to peruse these actions.

Our strategy to license and/or monetize the value of our patents, trademarks, and other intellectual property through enforcement actions may not be successful.

As noted above, during fiscal 2012 we notified 11 companies, including Kensington and Best Buy, that we believe they are manufacturing and/or distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. On February 4, 2014, Kensington entered into a settlement agreement and licensing agreement with us with an effective date of February 1, 2014 that dismissed all claims between the two parties arising from this matter. On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015. In February, 2015 we initiated litigation against Best Buy based on our belief that they have manufactured and/or distributed and/or sold products that infringe on one or more of our patents. We do not know the ultimate course or outcome of the remaining prior noticed infringers and we may not be successful in our efforts to monetize our intellectual property through these enforcement actions. Also in February we disclosed initiation of similar litigation against Apple, Inc.

A majority of our common stock is held by just a few shareholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of other shareholders.

As of April 1, 2015, our two largest shareholders owned an aggregate of approximately 60% of the outstanding shares of our common stock. Elkhorn Partners Limited Partnership (“Elkhorn”) owned approximately 49% and Broadwood Partners, L.P. (“Broadwood”) owned approximately 11%, respectively, of the outstanding shares of our common stock at April 1, 2015. These shareholders, and Elkhorn in particular, will have significant influence over all matters submitted to our shareholders for approval including the election of our directors and other corporate actions. In addition, such influence by one or more of these shareholders could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

We are highly dependent on our one full-time employee, Tom Lanni.

Currently, we have one employee, Tom Lanni, who is our Chief Executive Officer and President. In addition to being our Chief Executive Officer, President and only full-time employee, Mr. Lanni has extensive knowledge concerning the technology underlying our patent portfolio as a result of his 20 year tenure with us. The loss of Mr. Lanni’s services could adversely impact our ability to maximize the value of our patent portfolio or otherwise negatively affect our operations.

Our quarterly operating results are subject to fluctuations and, if our operating results decline or are worse than expected, or if our litigation prospects decline materially, our stock price could fall.

We do not expect significant quarterly fluctuations in revenue as we have effectively suspended traditional operations. However, as we are now primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring further opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio, our expenses may vary considerably from month to month, which would directly impact our operating results. Our quarterly operating results may fluctuate for many reasons, including:

●

Our suspension of historic, traditional business operations which leaves us with no material, regular revenue sources, and leaves us vulnerable to any short or longer term increases in legal or other expense levels;

●	Our investment in or proceeds from our ongoing and any future litigation; and

●	Our ability to sell or license some or all of our patent portfolio.

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

We have concluded that our internal controls over financial reporting were not effective as of January 31, 2015 which could cause deficiencies in our financial reporting and investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

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

●

the requirement that the holders of at least two-thirds of the outstanding common stock entitled to vote at a meeting are required to approve certain business combinations with interested shareholders; and

●

the requirement that the holders of at least two-thirds of the outstanding common stock entitled to vote at a meeting are required to approve certain changes to specific provisions of our Amended and Restated Articles of Incorporation (including those provisions described above).

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

●

Realizing value from our ongoing or future litigation as well as the results of our exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio.

●	The timing and announcements of technological innovations or new products by our competitors or by us, and

●	Other events affecting other companies that investors deem comparable to us.

All of these factors, as well as others not discussed above, may contribute to the volatility of our stock price.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock

Our common stock trades under the symbol “CMRO” on the over-the-counter market OTCQB. Because our stock trades in small quantities and trades over-the-counter, rather than on a national securities exchange, you may find it difficult to either economically purchase, dispose of, or obtain quotations on the price of our common stock.

We may be subject to penny stock regulations and restrictions, which could make it difficult for shareholders to sell their shares of our common stock.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If we do not fall within any exemptions from the “penny stock” definition, we will be subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. If our shares are subject to the Penny Stock Rules, it may be difficult to buy or sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. In addition to the Penny Stock Rules, as an issuer of “penny stock” we are unable to utilize the safe harbor provisions of the Forward Looking Statements sections of the Exchange Act. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules, or that if an exemption currently exists, that we will continue to qualify for such exemption. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a shareholder's ability to buy and sell our common stock.

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

Comarco, Inc. vs. Best Buy Co., Inc., Case No. 8:15-cv-00256, United States District Court for the Central District of California.

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. This lawsuit is part of the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

Comarco, Inc. vs. Apple Inc., Case No. 8:15-cv-00145, United States District Court for the Central District of California.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents Comarco’s most significant enforcement effort to date, and demonstrates the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

Comarco, Inc. vs. Targus Group International, Inc., Case No. 8:14-cv-00361, Superior Court of California County of Orange – Central Justice Center.

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015. Comarco seeks $17,000,000 in damages as well as accounting and injunctive relief.

Chicony Power Technology Co., LTD., (“Chicony”) vs. Comarco, Inc., Case No. 30-2011-00470249, Superior Court of California County of Orange – Central Justice Center.

Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on May 30, 2014. We recorded a gain of $7.6 million associated with this settlement in fiscal 2015. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs.

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

On September 1, 2011, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products manufactured and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. Efforts to resolve the dispute, by court ordered mediation, have been unsuccessful. The trial date was scheduled for early 2014 and then postponed to mid-2014. On February 4, 2014, Kensington entered into a settlement and licensing agreement with the Company with an effective date of February 1, 2014 that dismissed all claims between the two parties arising from this matter.

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

	High	Low

Year ended January 31, 2015:
First Quarter	$0.30	$0.17
Second Quarter	0.29	0.16
Third Quarter	0.20	0.15
Fourth Quarter	0.19	0.14
Year ended January 31, 2014:
First Quarter	$0.25	$0.14
Second Quarter	0.29	0.16
Third Quarter	0.19	0.15
Fourth Quarter	0.19	0.16

Holders

As of April 1, 2015, there were 293 holders of record of our common stock.

Dividends

We did not declare any dividends during fiscal 2015 or fiscal 2014. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

We did not repurchase any securities during fiscal years 2015 or 2014.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2015	2014	2013
	(In thousands, except per share data)

Revenue	$-	$4,429	$6,338
Cost of revenue	(1,099)	3,930	4,150
Gross profit	1,099	499	2,188

Selling, general and administrative expenses	1,232	1,999	2,761
Engineering and support expenses	309	733	2,435
	1,541	2,732	5,196
Operating loss	(442)	(2,233)	(3,008)
Other income (loss), litigation settlement	6,524	177	(2,582)
Income (Loss) before income taxes	6,082	(2,056)	(5,590)
Income tax expense	42	2	2
Net income (loss)	$6,040	$(2,058)	$(5,592)

Basic net (loss) per share:	$0.41	$(0.14)	$(0.74)
Diluted net (loss) per share:	$0.41	$(0.14)	$(0.74)

Working capital (deficit)	$644	$(7,821)	$(6,935)
Total assets	$2,282	$1,337	$3,211
Borrowings under loan agreement	$-	$1,167	$2,000
Stockholders' equity (deficit)	$657	$(7,725)	$(6,774)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Going Concern Qualification

The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize value from our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs.

We generated de minimis revenue during the year ended January 31, 2015. As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer has had a material adverse impact on our results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our recent litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. Regarding our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a settlement and licensing agreement with an effective date of February 1, 2014 that dismissed all claims between the two parties arising from this matter. As part of the settlement and licensing agreement with Kensington, we recorded $0.2 million in other income, net during the fiscal year ended January 31, 2015.

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015.

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. This lawsuit is part of the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents Comarco’s most significant enforcement effort to date, and demonstrates the Company’s ongoing and accelerating efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

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

We had working capital totaling approximately $0.6 million as of January 31, 2015. We believe that this working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

We continue to analyze a range of alternatives to build and/or preserve value for its stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors. We have in the recent past engaged advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

  Business Strategy and Future Plans

Through the third quarter of fiscal year 2014, we developed and designed innovative technologies and intellectual property that were used in power adapters to power and charge battery powered devices such as laptop computers, tablets, smart phones and readers. On August 19, 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, informed us that it intended to cease offering our Constellation product, the power adapter we designed and developed for Lenovo. Sales of the Constellation product to Lenovo accounted for materially all of our revenue for the fiscal years 2014 and 2013. We anticipate that we will generate de minimus revenue in future periods from the development, design, distribution or sale of any products. In the third quarter of fiscal quarter 2014, we have effectively suspended traditional operations and are now primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio. In the future, we may resume our traditional operations, if and when possible.

Company Trends and Uncertainties

Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:

●

Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on May 30, 2014. We recorded a gain of $7.6 million associated with this settlement in fiscal 2015. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs.

●

We have and will continue to analyze a range of alternatives to preserve and/or build value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

●

We generated de minimis revenue for fiscal year ended January 31, 2015 compared to $4.4 million for fiscal year ended January 31, 2014. The decrease is attributable to the termination of sales to our principal customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013. We anticipate that we will generate de minimis revenue from the development, design, distribution or sale of any products.

●

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. This lawsuit is part of the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

●

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents Comarco’s most significant enforcement effort to date, and demonstrates the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

●

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015.

●

We were previously party to litigation with ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”). On February 4, 2014, Kensington entered into a settlement and licensing agreement with us with an effective date of February 1, 2014 that establishes a forward royalty based on the sale of certain ACCO/Kensington products and dismissed all claims between the two parties arising from this matter.

●

On August 6, 2013, we changed our legal representation with respect to our ongoing intellectual infringement and enforcement litigation and entered into an alternative fee arrangement in order to reduce our legal expenses.

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

●

On August 13, 2014, the Company and Broadwood entered into an Amendment and Release Agreement that resolved the disputes between the Company and Broadwood concerning the July 2012 financing transaction with Broadwood. Pursuant to the Amendment and Release Agreement, the Company issued Broadwood a new stock purchase warrant (“New Warrant”) entitling it to purchase up to a total of 2,350,000 shares of the Company’s common stock, at a price of $0.16 per share, in exchange for cancellation of the warrants issued (and additional warrants potentially issuable) from the July 2012 financing transaction. The New Warrant expires on July 27, 2020. In addition, the Company and Broadwood released each other from any and all claims concerning the July 2012 financing transaction and related matters.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the history of operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2015. We have a net operating loss carryforward of $40.7 million for federal and $33.6 million for state, which expire in increments through 2033. Based on a review performed in fiscal 2015, we concluded that a Section 382 ownership change did not occurred as a result of the Elkhorn transaction in fiscal 2014.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2015 and fiscal 2014:

Revenue

We generated de minimis revenue for fiscal year ended January 31, 2015 compared to $4.4 million for fiscal year ended January 31, 2014. The decrease is attributable to a cessation of sales to our prior customer Lenovo. In the third quarter of fiscal 2014, Lenovo terminated its relationship with us. We completed our final shipment of product to Lenovo during the third quarter ended October 31, 2013. We anticipate that we will generate de minimis revenue from the development, design, distribution or sale of any products.

	(in thousands)
	Years Ended January 31,
	2015	2014	% Change

Revenue	$-	$4,429	-100%
Operating loss	$(442)	$(2,233)	80%
Net income (loss)	$6,040	$(2,058)	393%

	(in thousands)
	Years Ended January 31,
	2015	2014	% Change

Revenue:
Asia-Pacific	$-	$4,319	-100%
North America	-	73	-100%
Europe	-	37	-100%
	$-	$4,429	-100%

	(in thousands)
	Years Ended January 31,
	2015	2014	% Change

Revenue:
Lenovo	$-	$4,319	-100%
Other	-	110	-100%
	$-	$4,429	-100%

	(in thousands)
	Years Ended January 31,
	2015		2014		% Change
		% of Total		% of Total
Cost of Revenue:
Product costs	$-	0%	$2,994	76%	-100%
Supplier settlement	(1,099)	100%	-	0%	n/a
Supply chain overhead	-	0%	534	14%	-100%
Inventory reserve and scrap charges	-	0%	402	10%	-100%
	$(1,099)	100%	$3,930	100%	-128%

	Years Ended January 31,
	2015	2014	% Change

Gross profit percent	n/a	11%	n/a
Gross profit percent, excluding supplier settlement	n/a	11%	n/a

Cost of revenue for the fiscal year ended January 31, 2015 decreased by $5.0 compared to the corresponding period of fiscal 2014. The decrease is a result of us having $0 in revenue during fiscal 2015 and the settlement agreement with Chicony on May 14, 2014. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the year ended January 31, 2015.

Operating Costs and Expenses

	(in thousands)
	Years Ended January 31,
	2015		2014		% Change
		% of Rev		% of Rev
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$8	0%	$32	1%	-75%
Corporate overhead	1,533	0%	1,967	44%	-22%
Engineering and support expenses	309	0%	733	17%	-58%
	$1,850	0%	$2,732	62%	-32%

The fiscal 2015 decrease in operating expenses of $0.9 million compared to fiscal 2014 relates primarily to decreased legal expenses and personnel and related costs.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. The decrease of $0.4 million for the fiscal year ended January 31, 2015 compared to the fiscal year ended January 31, 2014 relates primarily to decreased personnel and related costs and consulting expenses.

Engineering and support expenses generally consist of salaries, employer paid benefits, and other personnel related costs of our engineers and testing personnel, as well as facility and IT costs, professional and consulting fees, lab costs, material usages, and travel and related costs incurred in the development and support of our products. The fiscal 2015 decrease in engineering and support costs includes approximately $0.4 million in decreased legal fees primarily as result of alternative fee agreements we entered into with our legal counsel in the Chicony litigation and our other intellectual infringement and enforcement litigation matters.

Interest Expense, Net

Fiscal year 2015 interest expense, net relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. On June 3, 2014, the Company repaid the Elkhorn Loan in full.

During fiscal 2014, we incurred approximately $0.3 million in amortization of the loan discount. Additionally, interest expense of $0.1 million related to our Loan Agreement with Elkhorn was expensed as incurred.

Change in Fair Value of Derivative Liabilities

For fiscal 2015, the change in fair value of derivative liabilities is due to the Company repaying the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings for the year ended January 31, 2015.

For fiscal 2014, the change in fair value of derivative liabilities is the result of a decrease in the fair value of our derivative liabilities of $0.6 million. Our derivative liabilities consist of conversion features embedded in the Elkhorn Loan Agreement entered into in the first quarter of fiscal 2014 and warrants issued to Broadwood in the second quarter of fiscal 2013. (See Note 8 of Part II, Item 8 of this report)

Other Income, net

During the fiscal year ended January 31, 2015, other income, net, was $6.7 million. We settled and were paid $7.6 million from Chicony. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the year ended January 31, 2015. In addition, we received $0.2 million from a settlement and licensing agreement during the year ended January 31, 2015.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the history of operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2015.

During fiscal 2015, we recorded a net income of $6.1 million and recorded income tax expense of $42,000, which represents the minimum tax due in the state of California. The net deferred tax asset as of January 31, 2015 was $16.1 million, all of which is fully reserved.

During fiscal 2014, we recorded a net loss of $2.1 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset as of January 31, 2014 was $16.7 million, all of which is fully reserved.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	(in thousands)
	Years Ended January 31,
	2015	2014

Cash provided by (used in):
Operating activities	$2,467	$443
Investing activites	$77	$19
Financing activities	$(1,500)	$530

Cash Flows from Operating Activities

The cash provided in operating activities during fiscal 2015 of $2.5 million is a result of net income of $6.1 million from our May 2014 litigation settlement with Chicony; offset by net non-cash amortization, stock option expense and change in fair value of derivative liabilities of $0.9 million offset by operating expenses paid of $2.7 million.

The cash provided in operating activities during fiscal 2014 of $0.4 million is a result of cash collected from customers and suppliers of $1.8 million, net of operating expenses paid of $1.4 million.

In fiscals 2014 and 2015, we continued a reduction in force across all departments in order to reduce our cash burn. While we anticipate that our cost cutting measures will reduce our cash burn during fiscal 2015, we may require further cost cutting measures and/or additional capital from debt or equity financing to fund our operations. We cannot be certain that such financing will be available to us on acceptable terms, or at all.

Cash Flows from Investing Activities

In fiscal years 2015 and 2014, we reduced our work force across all departments in order to reduce our cash burn. While our cost cutting measures reduced our cash burn during fiscal years 2014 and 2015, we may be required further cost cutting measures and/or obtain additional capital from debt or equity financing to fund our operations. We cannot be certain that such financing will be available to us on acceptable terms, or at all.

During fiscal 2014, we spent $9,000 in capital equipment purchases and received $28,000 in proceeds from the sale of equipment.

Cash Flows from Financing Activities; Loan Agreement & Credit Facility

On February 11, 2013, we entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements (collectively, the “Elkhorn Agreements”). Pursuant to those agreements, Elkhorn made a $1.5 million senior secured loan to us with a maturity date of November 30, 2014 (the “Elkhorn Loan”) and purchased a total of 6,250,000 shares of our common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. On February 11, 2013, we used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on our July 2012 loan from Broadwood. On June 3, 2014, the Company repaid the Elkhorn Loan Agreement in full. (See Note 6 of the Notes to the Consolidated Financial Statements included in Item 8 of this report).

Uncertainties Regarding Future Operations and the Funding of Liquidity Requirements for the Next 12 Months

As of January 31, 2015, we had working capital of approximately $0.6 million. We believe that this working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2015 (in thousands):

	Payments due by Period
Long Term Debt Obligations	Less than 1 year	1 to 3 years	3 to 5 years	Total
Operating lease obligations	$256	152	-	$408

In addition to the amounts shown in the table above, we have unrecognized tax benefits in the amount of $0.8 million, which we are uncertain as to if or when such amounts may be settled.

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of his then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for this agreement.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn (see Note 8), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of 25% or more, as defined for purposes of the severance compensation agreement. Mr. Lanni has waived his right to receive payments under his severance compensation agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company will be required to adopt this ASU beginning with the quarter ending March 31, 2015. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements. The Company does not anticipate that adopting this update will have a material impact on its consolidated financial statements.

The FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, (ASU 2014-12). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements. The Company does not anticipate that adopting this update will have a material impact on its consolidated financial statements.

The FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and provide related disclosures. The ASU is effective for annual and interim reporting periods beginning January 1, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements. The Company does not anticipate that adopting this update will have a material impact on our consolidated financial statements as such matters are currently disclosed.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Comarco, Inc. and subsidiary (the “Company”) as of January 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule of Comarco, Inc. listed in Part IV, Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. and subsidiary as of January 31, 2015 and 2014 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California

April 30, 2015

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	January 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$2,140	$1,096
Accounts receivable, net of reserves of $0	122	128
Other current assets	7	17
Total current assets	2,269	1,241
Property and equipment, net	8	14
Restricted cash	5	82
Total assets	$2,282	$1,337

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$737	$4,363
Accrued liabilities	848	1,012
Income taxes payable	40	-
Loan payable	-	1,167
Derivative liabilities	-	2,520
Total current liabilities	1,625	9,062
Total liabilities	1,625	9,062

Commitments and Contingencies (see Note 13)

Stockholders' Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,684,165 shares issued and outstanding at January 31, 2015 and 2014, respectively	1,468	1,468
Additional paid-in capital	18,322	15,980
Accumulated deficit	(19,133)	(25,173)
Total stockholders' equity (deficit)	657	(7,725)
Total liabilities and stockholders' equity (deficit)	$2,282	$1,337

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2015	2014

Revenue	$-	$4,429
Cost of revenue	(1,099)	3,930
Gross profit	1,099	499

Selling, general and administrative expenses	1,232	1,999
Engineering and support expenses	309	733
	1,541	2,732
Operating loss	(442)	(2,233)
Interest expense, net	(380)	398
Change in fair value of derivative liabilities	226	(575)
Other income, net - litigation settlement	6,678	-

Income (loss) from operations before income taxes	6,082	(2,056)
Income tax expense	42	2
Net income (loss)	$6,040	$(2,058)

Basic loss per share:	$0.41	$(0.14)
Diluted loss per share:	$0.41	$(0.14)

Weighted-average shares outstanding:
Basic	14,684	14,397
Diluted	14,863	14,397

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance at January 31, 2013 7,635,039 shares	764	15,577	(23,115)	(6,774)
Net loss	-	-	(2,058)	(2,058)
Common stock issued	644	344	-	988
Issuance of 187,300 shares of common stock upon vesting of restricted stock units	18	(18)	-	-
Issuance of 420,000 shares of restricted common stock	42	-	-	42
Stock based compensation expense	-	77	-	77
Balance at January 31, 2014 14,684,165 shares	$1,468	$15,980	$(25,173)	$(7,725)

Net income	-	-	6,040	6,040
Issuance of Broadwood replacement warrants	-	2,294	-	2,294
Stock based compensation expense	-	48	-	48
Balance at January 31, 2015 14,684,165 shares	$1,468	$18,322	$(19,133)	$657

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands except share data)

	Years Ended
	January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,040	$(2,058)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	6	55
Loss on sale/retirement of property and equipment	-	32
Amortization of loan discount	333	291
Stock-based compensation expense	48	77
Provision for doubtful accounts receivable	6	16
Provision for obsolete inventory	-	631
Change in fair value of derivative liabilities	(226)	(570)
Supplier settlement	(1,099)	(60)
Changes in operating assets and liabilities
Accounts receivable due from customers	-	1,307
Accounts receivable due from suppliers	-	518
Inventory	-	(165)
Other assets	10	(17)
Accounts payable	(2,527)	675
Accrued liabilities	(164)	(289)
Income taxes	40	-
Net cash provided by operating activities	2,467	443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(9)
Change in restricted cash	77	28
Net cash provided by investing activites	77	19

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan proceeds	-	1,500
Loan repayment	(1,500)	(2,000)
Net proceeds from common stock issued	-	1,030
Net cash (used in) provided by financing activities	(1,500)	530

Net increase in cash and cash equivalents	1,044	992
Cash and cash equivalents, beginning of period	1,096	104
Cash and cash equivalents, end of period	$2,140	$1,096

Noncash investing and financing activities:
Debt discount recorded upon issuance of convertible debt	$-	$624
Loss on retired fixed assets at contract manufacturers	$-	$60
Issuance of Broadwood replacement warrants	$2,294	$-

Supplementary disclosures of cash flow information:
Cash paid for interest	$68	$76
Cash paid for income taxes, net of refunds	$2	$2

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

Two of our recent litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we received $6.5 million, net of $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that establishes a forward royalty program and dismissed all claims between the two parties arising from this matter.

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015.

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. This lawsuit is part of the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents Comarco’s most significant enforcement effort to date, and demonstrates the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

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

We had working capital totaling approximately $0.6 million as of January 31, 2015. We are currently generating de minimis revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

We continue to analyze a range of alternatives to build and/or preserve value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

Revenue Recognition

Revenue from product sales was recognized upon shipment of products provided there were no uncertainties regarding customer acceptance, persuasive evidence of an arrangement existed, the sales price was fixed or determinable, and collectability was probable. Generally, our products were shipped FOB named point of shipment, whether it was Lake Forest, CA which was the location of our corporate headquarters, or China, the shipping point for most of our contract manufacturers.

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

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represent a $5,000 which serves as collateral for credit card chargebacks associated with our internet website. During fiscal 2015, $77,000 letter of credit that formally served as the security deposit for our corporate office lease was cancelled and we are in the process of renewing this letter of credit.

Accounts Receivable due from Suppliers

Oftentimes we were able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially the case when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. During fiscal 2013, our relationship with Power System Technologies, Ltd. (formerly Flextronics Electronics) the CM who builds the product we sell to Lenovo transitioned from a relationship where we directly sourced just a few components in the bill of material to a process where we directly sourced all of the component parts in the bill of material. As of January 31, 2015, the entire accounts receivable due from suppliers balance was from Zheng Ge Electrical Co., Ltd. (“Zheng Ge”), a tip supplier for the Bronx product, which was subject to a recall. As of January 31, 2015, we did not provide an allowance for doubtful accounts against the Zheng Ge receivable as there is a larger offsetting liability to Zheng Ge.

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

We evaluate property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not experience any changes in our business or circumstances to require an impairment analysis nor did we recognize any impairment charges during the fiscal years ended January 31, 2015 and 2014.

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Research and Development Costs

Research and development costs are charged to expense as incurred and are reported as engineering and support costs. During fiscal years 2015 and 2014, we incurred $0 and approximately $0.4 million in research and development expense, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the history of operating losses, the adjusted net deferred tax assets remain fully reserved as of January 31, 2015.

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

During fiscal 2015, we recorded a net income of $6.1 million and recorded income tax expense of $42,000, which represents the alternative minimum tax due in the state of California. The net deferred tax asset of $16.1 million at January 31, 2015 continues to be fully reserved.

During fiscal 2014, we recorded a net loss of $2.1 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset of $16.7 million at January 31, 2014, $1.1 million of which relates to net operating losses created in fiscal 2014, continues to be fully reserved.

Advertising

Advertising costs are expensed as incurred. Advertising incurred during fiscal 2015 and 2014 totaled $0 and approximately $2,000, respectively.

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

During the second quarter of fiscal 2013, we adopted the guidance, as codified in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,that requires us to apply a two-step model in determining whether a financial instrument or an embedded feature is indexed to our own stock and thus enables it to qualify for equity classification. The warrants issued to Broadwood Partners, L.P. (“Broadwood”) contained provisions that adjusted the exercise price in the event of certain dilutive issuance of our securities (see Note 7). Accordingly, the Company considered the warrants to be subject to price protection and classified them as derivative liabilities at the date of issuance with a fair value of $1.4 million and a corresponding discount to the underlying loan payable (see Note 7). On August 13, 2014, we entered into an Amendment and Release Agreement that canceled and replaced the Broadwood warrants. Accordingly, the derivative liability associated with the Broadwood warrants was reversed on the cancellation date and the replacement warrants, which qualified for classification as equity, were added to additional paid in capital.

Additionally, during the first quarter of fiscal 2014, we entered into a Loan Agreement with Elkhorn Partners Limited Partnership (“Elkhorn”) which contained convertible provisions that allow Elkhorn to convert the loan into common stock. The conversion price could have been adjusted in the event of certain dilutive issuance of our securities. Accordingly, the Company considered the convertible debt to be subject to price protection and created a discount to the underlying loan payable and classified that fair value as derivative liabilities at the date of issuance with a fair value of $0.6 million (see Note 7). On June 3, 2014, the Company repaid the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings for the year ended January 31, 2015.

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

Net Income (Loss) Per Common Share

Basic net (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 11).

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due suppliers, accounts payable, accrued liabilities, a short-term loan and derivative liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations. All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our consolidated statement of operations. The legal expense included in selling, general and administrative expenses during fiscal 2015 and fiscal 2014 was $0.4 million and $0.7 million, respectively.

 Subsequent Events

Management has evaluated events subsequent to January 31, 2015 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

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

The customers providing 10 percent or more of our revenue for either of the years ended January 31, 2015 and 2014 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2015		2014
Total revenue	$-	100%	$4,429	100%

Customer concentration:
Lenovo Information Products Co., Ltd.	$-	0%	$4,319	98%
	$-	0%	$4,319	98%

Our revenues by geographic location for the years ended January 31, 2015 and 2014 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2015		2014
Revenue:
Asia-Pacific	$-	0%	$4,319	98%
North America	-	0%	73	2%
Europe	-	0%	37	1%
	$-	0%	$4,429	100%

The suppliers comprising 10 percent or more of our gross accounts receivable due from suppliers at either January 31, 2015 or 2014 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2015		2014
Total gross accounts receivable due from suppliers	$122	100%	$128	100%
Supplier concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	95%
	$122	100%	$122	95%

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

The suppliers and other vendors comprising 10 percent or more of our gross accounts payable at either January 31, 2015 or 2014 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2015		2014

Total gross accounts payable	$737	100%	$4,363	100%
Supplier concentration:
Chicony Power Technology, Co. Ltd.	$-	0%	$1,100	25%
Pillsbury Winthrop Shaw Pittman, LLP	432	59%	1,953	45%
	$432	59%	$3,053	70%

Chicony Power Technology, Co. Ltd., (“Chicony”) was the manufacturer of the Bronx product, which was subject to a recall. We had been in litigation with Chicony (see Note 13). Effective May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in cash. $4.0 million of the settlement amount was paid on May 16, 2014, with the balance of $3.6 million paid on May 30, 2014. Of the $7.6 million, we received $6.5 million, net of $1.1 million in attorneys’ fees and other costs. As a result of the settlement agreement, $1.1 million of contract manufacturer obligations to Chicony have been legally dismissed and reversed as of July 31, 2014. The dismissed obligations are reflected in Cost of Revenues for the year ended January 31, 2015.

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

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,	January 31,
	2015	2014

Office furnishing and fixtures	$605	$605
Equipment	973	973
Purchased software	66	66
	1,644	1,644
Less: Accumulated depreciation and amortization	(1,636)	(1,630)
	$8	$14

We held equipment, primarily tooling and fixtures at various contract manufacturer locations in China related to our customer, Lenovo. As of January 31, 2014, we retired all fixed assets at these contract manufacturer locations.

Depreciation and amortization expense for fiscal 2015 and fiscal 2014 totaled $6,000 and $55,000, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,	January 31,
	2015	2014

Uninvoiced materials and services received	$331	$458
Accrued legal and professional fees	138	161
Accrued payroll and related expenses	38	58
Accrued warranty	4	20
Other	337	315
	$848	$1,012

As of January 31, 2015, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, respectively, included in accrued liabilities, were due to Zheng Ge Electrical Co. Ltd. (“Zheng Ge”).

6.	Loan Agreement

Secured Loan Agreement with Elkhorn Partners.

On February 11, 2013, the Company and Elkhorn Partners Limited Partnership (“Elkhorn”), entered into a Secured Loan Agreement (the “Elkhorn Loan Agreement”) and a Stock Purchase Agreement (the “Elkhorn SPA”), and certain related agreements, which are described below (collectively, the “Elkhorn Agreements”). Pursuant to those Elkhorn Agreements, Elkhorn made a $1.5 million senior secured loan to the Company with a maturity date of November 30, 2014 (the “Elkhorn Loan”) and purchased a total of 6,250,000 shares of the Company’s common stock at a cash purchase price of $0.16 per share, generating an additional $1.0 million of cash for the Company. The average of the closing prices of the Company’s common stock in the over-the-counter market for the five trading days immediately preceding February 11, 2013 was $0.14 per share and, for the 29 trading days that began on January 2, 2013 and ended on February 8, 2013, was $0.158 per share. On February 11, 2013, the Company used approximately $2.1 million of the proceeds of $2.5 million from the Elkhorn Loan and the sale of the shares to Elkhorn to pay the entire principal amount of and all accrued interest on the Broadwood Loan (described below). On June 3, 2014, the Company repaid the Elkhorn Loan Agreement in full.

The Elkhorn Loan, which was evidenced by a promissory note issued by the Company to Elkhorn, bore interest at 7% for the first 12 months of the Elkhorn Loan, increasing to 8.5% thereafter and continuing until the Elkhorn Loan was paid in full.

The Elkhorn Loan Agreement provided that if and to the extent the Company did not pay the Elkhorn Loan in full by its Maturity Date, then Elkhorn would have had the right, at its option (but not the obligation), to convert the then unpaid balance of the Elkhorn Loan, in whole or in part, into shares of Company common stock at a conversion price of $0.25 per share. That conversion price was subject to possible adjustment on (i) certain sales of Company common stock at a price lower than $0.25 per share, (ii) stock splits of, stock dividends on and any reclassification of the Company’s outstanding shares, and (iii) certain mergers or reorganizations of the Company, as provided in Article III of the Elkhorn Loan Agreement. This conversion feature created a derivative liability that is described in Note 7.

Elkhorn Stock Purchase Agreement

Concurrently with the Company’s entry into the Elkhorn Loan Agreement, the Company and Elkhorn entered into the Elkhorn SPA Agreement. Pursuant to that Elkhorn SPA Agreement, the Company sold 6,250,000 shares of its common stock to Elkhorn at a price of $0.16 per share, resulting in an aggregate purchase price of $1.0 million.

Broadwood Term Loan Agreement, Stock Purchase Agreement and Stock Purchase Warrants

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

Concurrently with the execution of the Broadwood Loan Agreement, the Company and Broadwood entered into a Stock Purchase Agreement (the “Broadwood SPA”). That agreement provided for the purchase by Broadwood of up to 3,000,000 shares of the Company’s common stock, at a price of $1.00 per share, subject to the satisfaction of certain conditions set forth in the Broadwood SPA. As consideration for the Broadwood Loan and Broadwood’s entry into the Broadwood SPA, the Company concurrently issued stock purchase warrants to Broadwood (the “Broadwood Warrant”) entitling it to purchase up to a total of 1,704,546 shares of the Company’s common stock, at a price of $1.00 per share, at any time through July 2020.

Also, the Company also entered into a Warrant Commitment Letter, which provided that if the Company raised less than $3.0 million from sales of equity securities to other investors during the six month term of the Broadwood Loan, then Broadwood would receive an additional warrant (the “Broadwood Additional Warrant”) entitling it to purchase, also at a price of $1.00 per share, an amount of shares of the Company’s common stock to be determined based on a formula in the Warrant Commitment Letter, with such amount not to exceed 1,000,000 additional shares. The exercise price of the Broadwood Warrant and Broadwood Additional Warrant was subject to adjustment if the Company completed subsequent financings at a price less than the exercise price of the Broadwood warrants.

In early 2013, a dispute arose between the Company and Broadwood concerning Broadwood’s obligations under the Broadwood SPA and the Company’s obligations under the Broadwood Warrant and the Warrant Commitment Letter. On August 13, 2014, the Company and Broadwood entered into an Amendment and Release Agreement that resolved these disputes. Pursuant to the Amendment and Release Agreement, the Company issued Broadwood a new stock purchase warrant (“New Warrant”) entitling it to purchase up to a total of 2,350,000 shares of the Company’s common stock, at a price of $0.16 per share, in exchange for cancellation of the Broadwood Warrant and any obligation of the Company to issue the Broadwood Additional Warrant. The New Warrant expires on July 27, 2020. In addition, the Company and Broadwood released each other from any and all claims concerning the Broadwood Loan Agreement, Broadwood SPA and related matters. The derivative liability associated with the Broadwood Warrant was reversed on the cancellation date. The New Warrant qualified for classification as equity and was added to additional paid-in capital.

7.	Fair Value Measurements

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

The table below sets forth a summary of changes in the fair value of our Level 3 financial instruments for the fiscal year ended January 31, 2015 (in thousands):

			Change in estimated
		Change in	fair value recognized
	February 1,	Derivative	in results of	January 31,
Description	2014	Liabilities	operations	2015

Broadwood warrants	$2,426	$(2,294)	$(132)	$-
Elkhorn conversion features	94	-	(94)	-
	$2,520	$(2,294)	$(226)	$-

 On August 13, 2014, the Company entered into an Amendment and Release Agreement that canceled of the Broadwood Warrants (see Note 6 above). The derivative liability associated with the Broadwood Warrant was reversed on the cancellation date. The replacement warrants qualified for classification as equity and added to additional paid – in capital.

On June 3, 2014, the Company repaid the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings.

8.	Income Taxes

Income tax expense on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2015	2014
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	42	2
Deferred	—	—
Foreign:
Current	—	—
	$42	$2

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended January 31,
	2015		2014
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income/(Loss) from operations before income taxes	$6,082	100%	$(2,056)	100%

Computed “expected” income tax benefit on loss from operations before income taxes	$2,068	34%	$(699)	(34)%
State tax, net of federal benefit	387	6%	2	0%
Tax credits	—	0%	—	0%
Change in valuation allowance	(569)	(9)%	(1,074)	(52)%
Permanent differences	118	2%	(93)	(5)%
Return to provision adjustments	—	0%	—	0%
Change in state tax rate	(1,978)	(33)%	1,866	91%
Other, net	16	0%	—	0
Income tax expense	$42	1%	$2	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2014 and 2013 are as follows (in thousands):

	January 31,
	2015	2014
Deferred tax assets:
Property and equipment, principally due to differing depreciation methods	161	134
Accruals and reserves	206	124
Net research and manufacturer investment credit carryforwards	2,325	2,308
Net operating losses	13,151	13,904
AMT credit carryforwards	136	110
Stock based compensation	127	93
Other	—	2
Total gross deferred tax assets	16,106	16,675
Less: valuation allowance	(16,106)	(16,675)
Net deferred tax assets	$—	$—

We have federal and state research and experimentation credit carryforwards of $1.7 million and $2.1 million, respectively, which expire through 2032. We have a net operating loss carryforward of $34.0 million for federal and $27.0 million for state, which expire in increments through 2033.

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a full valuation allowance for deferred tax assets as of January 31, 2014, a decrease of $0.6 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence utilize, the deferred tax assets.

A reconciliation of the beginning balance of our unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2014	$777
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Tax positions of prior years	—
Balance at January 31, 2015	$777

The unrecognized tax benefits recorded above, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. We recognize interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations.

We and our subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2010 in those jurisdictions where returns have been filed.

9.	Stock Compensation

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

During fiscal 2015, no restricted stock shares or stock options were granted. During fiscal 2014, 420,000 restricted stock shares were granted and no stock options were granted. The fair value of the restricted stock shares granted during fiscal 2014 was estimated using the stock price on the date of the grant of $0.18 and a forfeiture rate of 8.2 percent. During fiscal 2013, 300,000 restricted stock units were granted and 465,000 stock options were granted. The fair value of the restricted stock units granted during fiscal 2012 was estimated using the stock price on the date of the grant of $0.16 and a forfeiture rate of 10.63 percent.

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

The stock-based compensation expense recognized under ASC Topic 718 is summarized in the table below (in thousands except per share amounts):

	Years Ended
	January 31,
	2015	2014
Stock-based compensation expense	$48	$77
Impact on basic and diluted earnings per share	$(0.00)	$(0.01)

The total compensation cost related to non-vested awards not yet recognized is approximately $7,800, which will be expensed over a weighted average remaining life of 2 months.

Transactions and other information related to restricted stock granted under these plans for the year ended January 31, 2015 and 2014 are summarized below:

	Outstanding Restricted Stock
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2013	-	$-
Restricted stock granted	420,000	0.18
Restricted stock forfeited	-	-
Balance, January 31, 2014	420,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(70,000)	0.18
Balance, January 31, 2015	350,000	$0.18

At January 31, 2015 and 2014, the stock awards outstanding had no intrinsic value based upon closing market price of $0.14 and $0.17 per share, respectively.

The following table summarizes information about stock awards outstanding at January 31, 2015:

	Awards Outstanding			Options Exercisable
		Weighted-Ave.
Range of	Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.40	465,000	7.70	$0.40	465,000	$0.40
$1.09	100,000	3.78	1.09	60,000	1.09
$4.90	15,000	3.08	4.90	15,000	4.90
$10.43	20,000	1.38	10.43	20,000	10.43
	600,000		0.96	560,000	0.95

Transactions and other information related to stock options granted under these plans for the years ended January 31, 2015 and 2014 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2013	764,500	$1.48
Options granted	-	-
Options canceled or expired	(126,000)	2.77
Options exercise	-	-
Balance, January 31, 2014	638,500	$1.22
Options granted	-	-
Options canceled or expired	(38,500)	5.32
Options exercise	-	-
Balance, January 31, 2015	600,000	$0.96
Stock Options Exercisable at January 31, 2015	560,000	$0.95

There were 560,000 stock options exercisable at January 31, 2015 at a weighted-average exercise price of $0.95. Shares available under the plans for future grants at January 31, 2015 were 229,724 of which 194,500 represent shares that previously were expired, terminated or cancelled and have been added back to the plan and are available for future grants.

10.	Net Income (Loss) Per Share

We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities. Because we incurred net losses for the fiscal year ended January 31, 2014, basic and diluted loss per share were the same because the inclusion of 108,000, as of January 31, 2014, potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Year Ended
	2015	2014

Net income (loss)	$6,040	$(2,058)
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,684	14,397
Basic net income (loss) per share	$0.41	$(0.14)
Diluted net inome (loss) per share:
Weighted average shares outstanding - basic	14,684	14,397
Effect of potentially dilutive securities	179	-
Weighted average shares outstanding - diluted	14,863	14,397
Diluted net income (loss) per share	$0.41	$(0.14)

11.	Employee Benefit Plans

We have a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as amended and restated effective February 1, 2012, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, we may contribute a portion of our net profits as determined by our Board of Directors. Participants are vested immediately in their voluntary contributions plus actual earnings thereon. Company contributions plus actual earnings thereon generally vest ratably over a four year period. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2015 and 2014 were approximately $0 and $21,000, respectively.

We have obligations to match employee contributions made to the Plan. Generally, our obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If we are unable to meet the requisite matching, the Plan may need to be amended.

12.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on our office space, were $0.4 million at January 31, 2015, payable as follows (in thousands):

Operating Leases
Fiscal Year:
2016	$256
2017	152
Total minimum lease payments	$408

Rental expense for the years ended January 31, 2015 and 2014 was approximately $0.3 million.

Executive Severance Commitments

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of his then current annual base salary and the amount of any bonus amount the executive would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for this agreement.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn (see Note 6), Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control of more than 25%, as defined for purposes of the severance compensation agreement. Mr. Lanni has waived his right to receive payments under this agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2015 and 2014, no compensation expense has been accrued under this deferred compensation plan as its goal was not achieved.

Legal Contingencies

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. This lawsuit is part of the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents Comarco’s most significant enforcement effort to date, and demonstrates the Company’s ongoing and accelerated efforts to methodically pursue those companies that the Company believes have infringed on the intellectual property estate that the Company has developed over the last 20 years.

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. Targus sought reexamination the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for Breach of Contract, Fraudulent Concealment, Unfair Competition and Accounting was then filed in the Orange County Superior Court on June 5, 2014.  On December 4, 2014, the Court ordered the State Court Action into Arbitration and the arbitration hearing is set for December 2015. We are seeking damages of at least $17 million. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

13.	Legal

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

On September 1, 2011, subsequent to receiving an infringement notification from us, ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”) filed a lawsuit against us alleging that five of our patents relating to power technology are invalid and/or not infringed by products made and/or sold by Kensington. On February 29, 2012, we denied these claims and filed a cross-complaint alleging infringement by Kensington of each of these five patents. A number of these patents are currently the subject of re-examination proceedings initiated by Kensington or other third parties. On February 4, 2014, Kensington entered into a settlement and licensing agreement with the Company with an effective date of February 1, 2014 that dismissed all claims between the two parties arising from the litigation referenced above.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have concluded that, as of January 31, 2015, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2015. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal year ended January 31, 2015 did not result in any particular deficiency in our financial reporting for the fiscal year, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2015, and delivered to shareholders in connection with our 2015 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2015, and delivered to shareholders in connection with our 2015 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2015, and delivered to shareholders in connection with our 2015 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2015, and delivered to shareholders in connection with our 2015 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2015, and delivered to shareholders in connection with our 2015 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8 of this report)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2015 and 2014 is submitted herewith:

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

10.14	Settlement Agreement and Release, effective May 15, 2014, between Comarco, Inc. and Chicony Power Technology, Co. Ltd. is incorporated herein by reference to Exhibit 10 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2014.

10.15	Amendment and Release Agreement, dated August 13, 2014, by and among Broadwood Partners, L.P., Comarco, Inc. and Comarco Wireless Technologies, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

10.16	Amended and Restated Common Stock Purchase Warrant, dated August 13, 2014, issued by Comarco, Inc. to Broadwood Partners, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

Other Exhibits

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, PETERSON, MIRANDA &WILLIAMSON, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Ω

†	Filed herewith.
+	Furnished herewith.
*	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15 of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2015.

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

Signature	Title	Date

/s/ THOMAS W. LANNI	President and Chief Executive Officer	April 30, 2015
Thomas W. Lanni	(Principal Executive Officer), Director

/s/ Janet N. Gutkin	Chief Accounting Officer	April 30, 2015
Janet N. Gutkin	(Principal Financial Officer and Principal Accounting Officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board,	April 30, 2015
Louis E. Silverman	Director

/s/ PAUL BOROWIEC	Director	April 30, 2015
Paul Borowiec

/s/ WAYNE CADWALLADER	Director	April 30, 2015
Wayne Cadwallader

/s/ RICHARD T. LEBUHN	Director	April 30, 2015
Richard T. LeBuhn

/s/ MICHAEL R. LEVIN	Director	April 30, 2015
Michael R. Levin

COMARCO, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended January 31, 2015 and 2014

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions	Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):
Year ended January 31, 2015	$40	$—	$—	$(40)	$—
Year ended January 31, 2014	$24	$16	$—	$—	$40
Allowance for deferred tax assets:
Year ended January 31, 2015	$16,675	$—	$—	$(569)	$16,106
Year ended January 31, 2014	$17,749	$—	$—	$(1,074)	$16,675
Reserve for obsolete inventory:
Year ended January 31, 2015	$—	$—	$—	$—	$—
Year ended January 31, 2014	$631	$—	$—	$(631)	$—

INDEX TO EXHIBITS

Exhibit	Description

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

10.13

Mutual Release of All Claims executed between Comarco, Inc. and Hartford Casualty Insurance Company and Hartford Insurance Company of the Midwest on August 26, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10 Q filed with the Securities and Exchange Commission on December 13, 2013.**

10.14

Settlement Agreement and Release, effective May 15, 2014, between Comarco, Inc. and Chicony Power Technology, Co. Ltd. is incorporated herein by reference to Exhibit 10 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2014.

10.15

Amendment and Release Agreement, dated August 13, 2014, by and among Broadwood Partners, L.P., Comarco, Inc. and Comarco Wireless Technologies, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

10.16

Amended and Restated Common Stock Purchase Warrant, dated August 13, 2014, issued by Comarco, Inc. to Broadwood Partners, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

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