Form 10-K/A
period 2015-01-31
COMARCO INC
filed 2015-06-01
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-05449

___________________

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization) 25541 Commercentre Drive, Lake Forest, CA (Address of Principal Executive Offices)	95-2088894 (I.R.S. Employer Identification No.) 92630 (Zip Code)

___________________

Registrant’s telephone number, including area code:

(949) 599-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value

___________________

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

The number of shares of the registrant’s common stock outstanding as of May 31, 2015 was 14,684,165.

Documents incorporated by reference:

None

COMARCO, INC.

FORM 10-K/A

Amendment No. 1

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

TABLE OF CONTENTS

i

EXPLANATORY NOTE

Comarco, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended January 31, 2015 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended January 31, 2015, and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the April 30, 2015 filing of our Report, modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information concerning the Company’s current directors and is followed by a brief biography of each director.

			Year First	Other Public
			Elected/Appointed	Company Directorships
Name	Age	Principal Comarco Position	As Director	(Past Five Years)
Paul Borowiec	37	Director	2011	None
Wayne G. Cadwallader	58	Director	2011	Orbit International, Corp.
Thomas W. Lanni	61	Director and President and Chief Executive Officer	2011	None
Richard T. LeBuhn	50	Director	2008	Asterias Biotherapeutics, Inc.
Michael R. Levin	53	Director	2011	AG&E Holdings, Inc.
Louis E. Silverman	56	Chairman of the Board	2012	Questcor Pharmaceuticals, Inc.

Paul Borowiec is an investor and an advisor on public company investments. He has extensive experience in investment analysis and investment management, ranging from analyzing financial statements to investment manager selection. Mr. Borowiec’s analyst background covers a variety of industries with emphasis on the technology sector.

In January 2015 Mr. Borowiec founded Norfield Capital LLC, a registered investment advisor. He currently serves as the Chief Investment Officer at Norfield Capital LLC. Most recently Mr. Borowiec was a Vice President of Investments at Source Capital Group, a position he held from June 2009 to January 2015. Mr. Borowiec was also the Managing Partner of Source Opportunity Fund LLC at Source Capital Group. Prior to Source Capital Group, Mr. Borowiec was an investment analyst for StoneWater Capital LLC, a position he held from May 2005 to June 2008, where he shared responsibilities in managing their domestic business. Prior to StoneWater Capital, Mr. Borowiec was a research analyst for Neuberger Berman. Prior to Neuberger Berman, Mr. Borowiec worked for American Skandia as a portfolio analyst in the investment management group. Mr. Borowiec holds a B.S. in International Business from Fairfield University.

Mr. Borowiec’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an investor in public companies, including technology related companies and his extensive financial analyst background.

Wayne Cadwallader is Managing Partner — Research for Elkhorn Partners LP, a long-time investor in Comarco, that beneficially owns approximately 49% of our outstanding common stock as of the record date for the Annual Meeting. An experienced securities analyst, Mr. Cadwallader has extensive knowledge of numerous industries including technology, insurance, retail, manufacturing, and real estate. Mr. Cadwallader also has substantial expertise in information technology gained through numerous management positions and in management consulting. Prior to joining Elkhorn Partners, Mr. Cadwallader worked for Hamblin Watsa Investment Counsel Ltd., from October 2000 to June 2010, a subsidiary of Fairfax Financial Ltd., where he was promoted from Associate Investment Analyst to Senior Investment Analyst. Mr. Cadwallader was part of the investment team at Hamblin Watsa Investment Counsel managing Fairfax Financials’ $22.0 billion in assets. In this capacity, his focus was primarily equity research and to some extent bond research with a focus on North America and to a lesser extent European stocks across a wide range of industries. He was also involved in a number of corporate debt restructurings. From 1998 to 2000, Mr. Cadwallader ran his own information technology consulting firm. The firm placed consultants with companies to develop application software and he personally managed numerous Y2K projects. Mr. Cadwallader currently serves as a director of Orbit International, Corp. that trades on the OTC market.

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

Richard LeBuhn has served since June 2006 as Senior Vice President of Broadwood Capital, Inc., a private investment company that beneficially owns approximately 22.9% of our outstanding common stock as of the record date for the Annual Meeting. Since April 2014, Mr. LeBuhn has served as director on the board of Asterias Biotherapeutics, Inc. Previously, Mr. LeBuhn was Principal of Broadfield Capital Management, LLC, a private investment firm, from 2005 to 2006, and Vice President of Derchin Management, a private investment firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded and was Managing Member of Triple Eight Capital, LLC, an investment analysis and financial advisory firm, was Managing Director of Craig Drill Capital, Inc., a private investment firm, and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn graduated from St. Lawrence University with a BA in Economics in 1988. He received a MBA in Finance with Distinction from Columbia University Graduate School of Business in 1996.

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

Mr. Silverman was appointed to the Board and as the Chairman of the Board on July 28, 2012. Mr. Silverman is currently the Chairman and CEO of privately held Advanced ICU Care, Inc., a technology enabled health care services company providing tele-ICU monitoring services to hospitals nationwide. From June 2012 through February 2014, Mr. Silverman served as a consultant and Board advisor for private equity investors regarding health care technology and health care services portfolio investments. From September 2009 through June 2012, Mr. Silverman was CEO of Marina Medical, Inc. where he achieved a successful exit for the privately held Company. Previously, Mr. Silverman served as President and CEO of Qualcomm-backed health care start-up LifeComm, and he has also served as COO of Corvel Corporation, a publicly traded national managed care services/technology company that generated seven consecutive years of revenue and earnings growth during his tenure. For eight years, from August 2000 through August 2008, Mr. Silverman also served as the President and CEO of Quality Systems, Inc., a publicly traded developer of medical and dental practice management and patient records software. During his tenure, the Company's revenue increased from an annualized run rate of approximately $35 million to an annualized revenue run rate of $250 million and an increase in the Company's market capitalization from approximately $45 million to approximately $1.2 billion. The Company was named to the Forbes 200 list of Best Small Companies during each year of his tenure. Mr. Silverman currently serves as a board member for STAAR  (NASDAQ: STAA) as well as a variety of privately held health care companies. He earned a B.A. from Amherst College and an M.B.A. from Harvard Business School.

Mr. Silverman’s qualifications to serve on our Board of Directors include, amongst others, his extensive public company management experience and his experience serving as a director of another public company.

No director has any family relationship with any other director or with any of the Company’s executive officers.

Executive Officers

The following table sets forth information as of May 31, 2015 concerning the executive officers of the Company (other than Mr. Lanni, whose biographical information appears in the disclosure under the Directors section above) and its subsidiary, Comarco Wireless Technologies, Inc. The officer serves at the pleasure of the Board of Directors.

Name	Age	Position
Janet Nguyen Gutkin	42	Chief Accounting Officer and Corporate Secretary

Janet Nguyen Gutkin has over 16 years of experience in accounting and finance. On February 21, 2014, Ms. Gutkin was appointed as the Company’s Chief Accounting Officer, pursuant to the terms of an Agreement for Consulting Services with the Company, dated effective January 16, 2014. Since 1996, Ms. Gutkin held various senior accounting and finance positions with New Asia Partners (“NAP”) and Quality Systems, Inc. (“QSI”). Prior to joining QSI, Ms. Gutkin worked at Arthur Andersen in the assurance practice. Ms. Gutkin holds a MBA from the University of Chicago – Booth School of Business and a Masters in Accounting from the University of Southern California.

Corporate Governance

Code of Ethics

The Audit Committee has adopted a Code of Ethics for Senior Financial Officers to promote and provide for honest and ethical conduct by the Company’s Senior Financial Officers, as well as for full, fair, accurate and timely financial management and reporting. The Company’s Senior Financial Officers include the Chief Executive Officer and the Chief Accounting Officer. The Company expects these financial officers to act in accordance with the highest standards of professional integrity, to: provide full and accurate disclosure in reports and other documents filed with the SEC, other regulators and in any public communications; comply with all applicable laws, rules and regulations; and deter wrongdoing. The Code of Ethics for Senior Financial Officers is available on the Company’s website at www.comarco.com. We will post any amendment to this code, as well as any waivers that are required to be disclosed by the rules of the SEC, on our website promptly following the date of such amendment or waiver. The Company will provide a copy of this document to any person, without charge, upon receipt of a request addressed to the Corporate Secretary at Comarco, Inc., 25541 Commercentre Drive, Suite 250, Lake Forest, CA 92630.

Audit Committee

The Audit Committee monitors the quality and integrity of the Company’s financial statements, internal controls, risk management and legal and regulatory compliance. In addition, the Audit Committee oversees the accounting and financial reporting processes and the audits of the Company’s financial statements, including monitoring the independence, qualifications and performance of the Company’s independent registered public accounting firm. In this capacity, the Audit Committee: (i) determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm; (ii) pre-approves all audit and permitted non-audit services; and (iii) reviews the scope and results of each fiscal year’s outside audit. The fiscal year ended January 31, 2015 members of the Audit Committee were Messrs. Levin, who chaired the committee, Borowiec, and Mulroy until August 25, 2014, on which date Mr. Mulroy resigned from the Board. Since August 25, 2014, the members of the Audit Committee have been Messrs. Levin, who chaired the committee and Borowiec. The Board determined that the members of the Audit Committee during fiscal year ended January 31, 2015 were independent as defined under Rule 10A-3(b) promulgated by the Securities and Exchange Commission (the “SEC”) and that both Messrs. Mulroy and Levin satisfied the requirements of an “audit committee financial expert” for purposes of the rules and regulations of the SEC until his resignation. Additionally, the Board determined that each of Messrs. Levin, Borowiec and Mulroy understood fundamental financial statements, including a balance sheet, income statement and cash flow statement, and met the other requirements for audit committee members prescribed by the NASDAQ Listing Rules. While none of the Company’s securities are listed for trading on the NASDAQ stock market and the company is therefore not required to meet the NASDAQ Listing Rules, the Board has elected to maintain the audit committee standards of the NASDAQ Listing Rules. The Audit Committee met 4 times during fiscal year ended January 31, 2015.

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

The Company believes that during fiscal year ended January 31, 2015, its executive officers, directors and persons that owned more than 10 percent of the Company’s common stock complied with the Section 16(a) reporting requirements on a timely basis, based on the reports received by the Company or written certifications received by the Company from its executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation earned by our President and Chief Executive Officer for fiscal 2015 and 2014, who was the only executive officer whose compensation exceeded $100,000 for the fiscal 2015 (the “Named Executive Officer”). The amounts shown include compensation for services in all capacities that were provided to the Company.

Summary Compensation Table

			Equity	Vacation	All Other
Name and		Salary (4)	Awards(1)	Payouts	Compensation(2)	Total
Principal Position	Year	($)	($)	($)	($)	($)
Thomas W. Lanni	2015	$179,728	$12,000	$13,270	$61,750	$266,748
President & Chief Executive Officer.	2014	$202,583	$4,000	$—	$58,718	$265,301

(1)

This column represents the grant date fair value of restricted stock units granted to the Named Executive Officers in fiscal 2015 and 2014, in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The assumptions used in calculating the fair value of these stock options can be found under Note 9 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015. On October 8, 2013, Mr. Lanni was granted 100,000 restricted shares that are subject to the risk of forfeiture in the event the individual’s association with the Company ends prior to certain future events or April 8, 2015. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(2)	The amounts reported above under the heading “All Other Compensation” consist of the following:

		All Other Compensation ($)
Name	Year	Insurance Premiums	401(k) Contributions	Total
Thomas W. Lanni	2015	$61,750	$—	$61,750
	2014	$58,718	$—	$58,718

(3)

This column represents salary earned. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2015, no expense has been accrued under this deferred compensation plan as its goal was not achieved. As of January 31, 2015, $49,500 was deferred under this deferred compensation plan.

2015 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information with respect to grants of plan-based awards to the Named Executive Officers at January 31, 2015.

Option Awards
	Number of Securities Underlying Unexercised Options			Option
Name	Exercisable (#)	Unexercisable (#)		Exercise Price ($)	Option Expiration Date
Thomas W. Lanni	20,000	—		$10.43	6/19/2016
	60,000	40,000	(1)	$1.09	11/11/2018

(1)	These shares will vest when and if the closing price of the Company’s common stock is $5.00 or greater for 90 consecutive days.

Potential Payments Upon Change of Control

The Company and Mr. Lanni are parties to Severance Compensation Agreement, which provide that, if, within 24 months following a “Change in Control” (as defined in such agreements), he is terminated by us other than for “Cause” (as defined in such agreements) or ceases to be employed by us for reasons other than because of death, disability, retirement or Cause, or he terminates his employment with us for “Good Reason” (as defined in such agreements), then he is entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus assuming 100 percent satisfaction of all performance goals thereunder. Assuming, hypothetically, that the relevant triggering events took place on January 31, 2015, the last day of fiscal year ended January 31, 2015, Mr. Lanni would have been entitled to receive $230,000, under such agreement.

As a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn Partners Limited Partnership (“Elkhorn”)during fiscal 2014, discussed under the heading “Transactions with Related Persons” under Item 13 of this proxy statement, Elkhorn’s beneficial ownership of the Company increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a Change of Control for purposes of Mr. Lanni’s Severance Compensation Agreement. Mr. Lanni has waived his rights to receive payments under his Severance Compensation Agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

Non-Employee Director Compensation

The annual cash retainer payable in fiscal year ended January 31, 2015 to our non-employee directors was $7,800 per year. Additional annual retainers for the Audit Committee Chairman, Compensation Committee Chairman and Nominating and Governance Chairman were $2,400, $1,200 and $1,200, respectively. Effective May 1, 2013, the additional retainer paid to the Chairman of the Board was $84,000 based on the significant commitment required. Non-employee directors who serve on, but do not chair, a committee of the Board are not paid any separate annual retainers for service on such committee. No separate meeting fees are paid for attendance at any Board or committee meetings. From time to time we may grant equity-based compensation to our non-employee directors, but we do not have any formal policy under which such grants are made.

Director Compensation Table

The following table details the cash retainers and fees, as well as equity compensation in the form of stock awards earned by our non-employee directors during fiscal 2015:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)

Paul Borowiec	$7,800	$4,800	$12,600
Wayne G. Cadwallader	$9,000	$5,400	$14,400
Richard T. LeBuhn	$9,000	$5,400	$14,400
Michael R. Levin	$10,200	$5,400	$15,600
Michael H. Mulroy (3)	$4,550	$4,800	$9,350
Louis E. Silverman	$89,000	$9,000	$98,000

(1)

This column also represents fees earned or paid in cash. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2015, no expense has been accrued under this deferred compensation plan as its goal was not achieved. The following represents amounts deferred as of January 31, 2015:

Name	Name under deferred compensation plan ($)

Paul Borowiec	$12,750
Wayne G. Cadwallader	$12,750
Richard T. LeBuhn	$12,750
Michael R. Levin	$12,750
Louis E. Silverman	$150,000

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

(3)	Mr. Mulroy resigned from the Board on August 25, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of May 31, 2015 by:

●	each member of the Board;

●	the Company’s Named Executive Officer;

●	all of the Company’s directors and Named Executive Officer as a group; and

●	each person or entity known to the Company that beneficially owns more than 5 percent of the Company’s common stock.

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

The percentages of common stock beneficially owned are based on 14,684,165 shares of the Company’s common stock outstanding at May 31, 2015.

	Number of
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class
Paul Borowiec	1,507,947	(1)	10.1%
Wayne G. Cadwallader	187,500	(2)	1.3%
Thomas W. Lanni	380,470	(2)	2.5%
Richard T. LeBuhn	234,801	(2)	1.6%
Michael R. Levin	144,099	(2)	*
Michael H. Mulroy	70,000	(2)	*
Louis E. Silverman	325,000	(2)	2.2%
All Directors, Director Nominees and Executive Officers as a group (7 persons)	2,839,817	(2)	19.3%

Broadwood Partners, L.P. Broadwood Capital, Inc.
Neal Bradsher 724 Fifth Avenue, 9th Floor
New York, New York 10019	3,914,136	(3)	23.0%
Elkhorn Partners Limited Partnership 222 Skyline Drive Elkhorn, NE 68022	6,939,872	(4)	47.3%
Norfield Capital, LLC 47 Lois Street Norwalk, CT 06851	1,432,947	(1)	9.8%

____________

*	Indicates less than 1 percent of the outstanding shares of common stock.

(1)	Based on a Schedule 13G filed with the SEC on April 14, 2015 by Norfield Capital LLC (“Norfield”) and Pawel (“Paul”) Borowiec. Norfield and Mr. Borowiec have shared power voting and dispositive power for 1,432,947 shares. Mr. Borowiec has the sole voting and dispositive power for 75,000 shares. Includes 40,000 shares that Mr. Borowiec has the right to buy within 60 days of May 31, 2015 through the exercise of stock options.

(2)

Includes shares which the person has the right to acquire within 60 days of May 31, 2015. For Messrs. Cadwallader, Lanni, LeBuhn, Levin, Mulroy and Silverman 45,000, 120,000, 60,000, 45,000, 40,000 and 250,000 shares listed in this column, respectively, include shares which may be acquired through the exercise of stock options. For all current directors and executive officers as a group, the shares indicated in this column include an aggregate of 600,000 shares that may be acquired through the exercise of stock options.

(3)

Includes an aggregate of 2,350,000 shares that may be acquired through the exercise of common stock purchase warrants, which Broadwood Partners L.P. has the right to exercise within 60 days of May 31, 2015. Based on a Schedule 13D (Amendment 12) filed with the SEC on August 13, 2014 by Broadwood Partners, L.P. (“Broadwood Partners”), Broadwood Capital, Inc. (“Broadwood Capital”), the general partner of Broadwood Partners and Neal C. Bradsher, the President of Broadwood Capital. Broadwood Partners and Broadwood Capital have shared power voting and dispositive power for 3,898,636 shares; however, Broadwood Partners and Broadwood Capital specifically disclaim beneficial ownership of such shares. Neal C. Bradsher has the sole voting and dispositive power for 15,500 shares and the shared voting and dispositive power for 3,914,136.

(4)	Based on a Schedule 13D (Amendment 8) filed with the SEC on February 13, 2013 by Elkhorn Partners Limited Partnership, which has sole voting and dispositive power for 6,939,872 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

 Broadwood Term Loan Agreement, Stock Purchase Agreement and Stock Purchase Warrants

Pursuant to that Broadwood Loan Agreement, Broadwood made a $2,000,000 senior secured six month loan (the “Broadwood Loan”) to the Company and its wholly-owned subsidiary Comarco Wireless Technologies, Inc., as co-borrower. The Broadwood Loan bore interest at 5% per annum, ranked senior in right of payment to all other indebtedness of the Company and was due and payable in full on January 28, 2013.

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

Policy on Related Person Transactions

Our Board of Directors has adopted a written policy and procedures for the review of any transaction, arrangement or relationship in which the Company was or is to be a participant and one of our executive officers, directors, director nominees or a 5 percent shareholder (or any member of the immediate family of any of the foregoing), or any entity in which persons listed above, either individually or in the aggregate, have a greater than 10 percent ownership interest, each of whom we refer to as a “related person,” has or will have a direct or indirect material interest. We refer to these transactions as “related person transactions.” The policy is administered by the Audit Committee.

The policy calls for any proposed related person transaction to be reviewed and approved by our Audit Committee. Whenever practicable, the Committee will review, and, in its discretion, may approve the related person transaction in advance, but the policy also permits the Committee to consider and ratify transactions that have already occurred, when necessary. Any related person transactions that are ongoing in nature will be reviewed annually. The Committee will review and consider such information regarding the related person transaction as it deems appropriate under the circumstances. The policy also requires Committee review and approval of (1) any charitable contribution to an organization in which a related person serves as a director or trustee or is actively engaged in fund-raising and (2) any proposed transaction in which a related person may participate that involves a corporate opportunity of potential value to the Company. The policy provides that certain de minimis transactions do not create a material direct or indirect interest on behalf of related parties and, therefore, are not covered under the policy.

The Audit Committee may approve a related person transaction only if the Committee determines that, under all of the circumstances, the transaction is in the best interest of the Company and its shareholders. If the Audit Committee determines not to approve or ratify a related person transaction, the transaction shall not be entered into or continued, as the case may be. No member of the Committee will participate in any review or determination with respect to a related person transaction if the Committee member or any of his or her immediate family members is the related person.

In January 2013, the Board of Directors established the Special Finance Committee, comprised solely of directors determined by the Board to be disinterested from Elkhorn and Broadwood, and delegated to that committee the authority to negotiate, consider and determine whether or not to approve (i) any debt or equity financing transactions with Elkhorn and (ii) any agreements that might be entered into with or any legal actions that might be taken against Broadwood. For these purposes, a director would be deemed to be disinterested if he has no relationships with Elkhorn or Broadwood and has no financial interest (other than as a shareholder of Comarco) in any transactions that might be entered into or consummated with Elkhorn or in any agreements that might be negotiated with or actions that might be taken against Broadwood.

Since February 1, 2014, except as described above under the heading “Transactions with Related Persons,” the Company has not been a party to, and has no plans to be a party to, any transaction or series of transactions in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

Director Independence

The Board has determined that, except for Mr. Lanni, each individual who served as a member of the Board during fiscal year ended January 31, 2015 was an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Lanni was not considered independent as he was employed by the Company as its President and Chief Executive Officer during fiscal year ended January 31, 2014. Each of the Company’s current directors (excluding Mr. Lanni) are independent directors within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. While none of the Company’s securities are listed for trading on the NASDAQ stock market and the company is therefore not required to meet the NASDAQ Listing Rules, the Board has elected to maintain the independence standards of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2015.

Audit Fees

The aggregate fees incurred and payable to Squar Milner for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements during fiscal 2015 was approximately $74,000 and fiscal 2014 was approximately $82,000.

Audit-Related Fees

No audit related fees were paid to Squar Milner for either fiscal 2015 or fiscal 2014.

Tax Fees

In fiscal 2015 and 2015, we engaged Squar, Milner, Peterson, Miranda & Williamson LLP to assist us with preparation of the Company’s tax returns and incurred fees during these years of approximately $15,000, respectively.

All Other Fees

We paid Squar Milner approximately $11,000 each year for the audit of our Savings and Retirement Plan in fiscal 2014 and fiscal 2013, for the audits of our plan years ending December 31, 2013 and 2012, respectively.

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in advance by the Audit Committee. All of the services provided in fiscal 2015 and 2014 were pre-approved.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2015.

COMARCO, INC.

/s/ THOMAS W. LANNI
Thomas W. Lanni President and Chief Executive Officer(Principal Executive Officer)

/s/ JANET N. GUTKIN
Janet N. Gutkin Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.