Form 10-Q
period 2015-04-30
COMARCO INC
filed 2015-06-16
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

April 30, 2015

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

The registrant had 14,644,165 shares of common stock outstanding as of June 15, 2015.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED April 30, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	(Unaudited)
	April 30,	January 31,
	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$1,691	$2,140
Accounts receivable due from suppliers, net of reserves of $0	122	122
Other current assets	46	7
Total current assets	1,859	2,269
Property and equipment, net	6	8
Restricted cash	5	5
Total assets	$1,870	$2,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$734	$737
Accrued liabilities	783	848
Income taxes payable	-	40
Total current liabilities	1,517	1,625
Total liabilities	1,517	1,625

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,644,165 and 14,684,165 shares issued and outstanding at April 30, 2015 January 31, 2014, respectively	1,464	1,468
Additional paid-in capital	18,333	18,322
Accumulated deficit	(19,444)	(19,133)
Total stockholders' deficit	353	657
Total liabilities and stockholders' deficit	$1,870	$2,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Three Months Ended
	April 30,
	2015	2014

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Selling, general and administrative expenses	311	331
Engineering and support expenses	-	60
	311	391
Operating loss	(311)	(391)
Interest expense, net	-	(122)
Loss due to change of derivative liabilities	-	(1,005)
Other income, net	-	200

Loss from operations before income taxes	(311)	(1,318)
Income tax expense	-	-
Net loss	$(311)	$(1,318)

Basic loss per share:	$(0.02)	$(0.09)
Diluted loss per share:	$(0.02)	$(0.09)

Weighted-average shares outstanding:
Basic	14,674	14,684
Diluted	14,674	14,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASHFLOWS

(In thousands, except share data)

	Three Months Ended
	April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(311)	$(1,318)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	2	2
Amortization of loan discount	-	89
Stock-based compensation expense	7	12
Change in fair value of derivative liabilities	-	1,005
Changes in operating assets and liabilities
Other assets	(39)	(28)
Accounts payable	(3)	(53)
Accrued liabilities	(65)	(101)
Income taxes payable	(40)	-
Net cash used in operating activities	(449)	(392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activites	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(445)	(392)
Cash and cash equivalents, beginning of period	2,140	1,096
Cash and cash equivalents, end of period	$1,691	$704

Supplementary disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$40	$-

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

As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer eliminated our only source of revenue and has had a material adverse impact on our results of operations.  We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our recent litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we retained $6.5 million, after distributing $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that establishes a forward royalty program and dismissed all claims between the two parties arising from this matter.

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination of the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims.  A state court action for breach of contract, fraudulent concealment, unfair competition and accounting was then filed by us in the Orange County Superior Court on June 5, 2014 (the “State Court Action”).  On December 4, 2014, the Court ordered the State Court Action into arbitration and the arbitration hearing is set for December 2015. We are seeking damages of at least $17 million. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We believe that our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. We may or may not resume our traditional activities of producing innovative charging solutions for battery powered devices. There are no assurances that any of these possible opportunities or activities will occur or be successful.

We had working capital totaling approximately $0.3 million as of April 30, 2015, which includes liabilities of $0.4 million related to the remaining Pillsbury balance and $0.3 million to Zheng Ge for contract manufacturing services. The $0.4 million balance to Pillsbury will be paid, if at all, in the event Comarco obtains any monetary recovery, whether through settlement, judgment or otherwise (Note 6). Regarding the $0.3 million liability to Zheng Ge, it is possible that ultimate resolution may include net settlement, although there is no right of offset currenly (Note 6). We believe that this working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating de minimis revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

We have in the past and will in the future analyze alternatives to build and/or preserve value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in identifying and/or implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

3.            Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 31, 2015, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of April 30, 2015 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by (“GAAP”) for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2015 (the “2015 Form 10-K”), which was filed with the SEC on April 30, 2015. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in the 2015 Form 10-K. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2016.

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

Accounts Receivable Due from Suppliers

Oftentimes we were able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially the case when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. As of April 30, 2015, the entire accounts receivable due from suppliers was from Zheng Ge Electrical Co., Ltd. (“Zheng Ge”), a tip supplier for the Bronx product, which was subject to a recall. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.   As of April 30, 2015, we owe Zheng Ge $0.3 million for contract manufacturing services. Although there is no right of offset currenly, it is possible that ultimate resolution may include net settlement. Accordinly, we did not provide an allowance for doubtful accounts against the Zheng Ge receivable.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, valuation allowances for deferred tax assets, valuation of derivative liabilities and determination of stock-based compensation.

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

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended
	April 30,
	2015	2014
Stock-based compensation expense	$7	$12
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is $0.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended April 30, 2015 and 2014, no stock awards were granted.

Transactions and other information related to stock options granted under these plans for the three months ended April 30, 2015 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2015	600,000	$0.96
Options granted	-
Options canceled or expired	-	-
Options exercise	-
Balance, April 30, 2015	600,000	$0.96
Stock Options Exercisable at April 30, 2015	560,000	$0.95

Transactions and other information related to restricted stock granted under these plans for the three months ended April 30, 2015 are summarized below:

	Outstanding Restricted Stock
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2015	390,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(40,000)	0.18
Restricted stock vested	(350,000)	0.18
Balance, April 30, 2015	-	$-

As of April 30, 2015, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.16 per share on April 30, 2015. The following table summarizes information about the Company’s stock awards outstanding at April 30, 2015:

	Awards Outstanding			Options Exercisable
		Weighted-Ave.
Range of	Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.40	465,000	7.45	$0.40	465,000	$0.40
$1.09	100,000	3.54	1.09	60,000	1.09
$4.53	15,000	2.84	4.53	15,000	4.53
$10.43	20,000	1.14	10.43	20,000	10.43
	600,000		0.96	560,000	0.95

Shares available under the plans for future grants at April 30, 2015 were 229,724 of which 194,500 represent shares that previously were expired, terminated or cancelled and have been added back to the plan and are available for future grants.

5.            Net Loss Per Share

The Company calculates basic loss per share by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three months ended April 30, 2015, basic and diluted loss per share for this period was the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potential common shares of 2,950,000 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the three months ended April 30, 2015, as the effect would have been antidilutive. Potential common shares of 278,926 relating to outstanding stock awards to directors and employees have been excluded from diluted weighted average common shares for the three months ended April 30, 2014, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net loss. In the tables below, “Net loss” represents the numerator and “Shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended April 30,
	2015	2014

Net loss	$(311)	$(1,318)
Basic net loss per share:
Weighted-average shares outstanding-Basic	14,674	14,684
Basic net loss per share	$(0.02)	$(0.09)
Diluted net loss per share:
Weighted average shares outstanding - basic	14,674	14,684
Weighted average shares outstanding - diluted	14,674	14,684
Diluted loss per share	$(0.02)	$(0.09)

6.            Supplier Concentrations

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either April 30, 2015 and January 31, 2015 are listed below (in thousands, except percentages).

	As of April 30,		As of January 31,
	2015		2015
Total gross accounts receivable due from suppliers	$122	100%	$122	100%
Supplier concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	100%
	$122	100%	$122	100%

Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) was a tip supplier for the Bronx product, which was subject to a recall. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall. Likewise, Zheng Ge ceased paying us.

The companies comprising 10 percent or more of our gross accounts payable at either April 30, 2015 and January 31, 2015 are listed below (in thousands, except percentages).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of April 30,		As of January 31,
	2015		2015

Total gross accounts payable	$734	100%	$737	100%
Supplier concentration:
Pillsbury Winthrop Shaw Pittman, LLP	432	59%	432	59%
	$432	59%	$432	59%

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 13). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million and the remaining balance of $0.4 million (“the Balance”) was modified and is to be paid, if at all, in the event Comarco obtains any monetary recovery, whether through settlement, judgment or otherwise, after May 28, 2014 from or as a result of any of our current or future patent infringement lawsuits. The amount payable shall be equal to the Balance plus 20% per annum, compounded annually from May 28, 2014. In connection with this partial repayment, no gain was recognized.

7.            Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	April 30,	January 31,
	2015	2015

Uninvoiced materials and services received	$331	$331
Accrued legal and professional fees	91	138
Accrued payroll and related expenses	32	38
Other	329	341
	$783	$848

As of April 30, 2015, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, included in accrued liabilities, were due to Zheng Ge.

8.             Commitments and Contingencies

Executive Severance Commitments

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of his then current annual base salary and the amount of any bonus amount he would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for this agreement.

Additionally, as a result of the Company’s sale of the 6,250,000 shares of common stock to Elkhorn Partners in 2013, Elkhorn’s beneficial ownership of the Company has increased from approximately 9% to approximately 49% of the Company’s outstanding voting stock, making Elkhorn the Company’s largest shareholder and resulting in a change of control for purposes of the severance compensation agreement. Mr. Lanni has waived his right to receive payments under this agreement as a result of the change in Elkhorn’s beneficial ownership of the Company.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of April 30, 2015, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

9.            Legal Settlement

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

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, additional risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the SEC and those contained in the Company’s other filings with the SEC. Readers of this report are urged to review the descriptions of the risks, uncertainties and other factors contained in those other reports.

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

As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer eliminated our only source of revenue and has had a material adverse impact on our results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

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

We had working capital totaling approximately $0.3 million as of April 30, 2015. We had working capital totaling approximately $0.3 million as of April 30, 2015, which includes liabilities of $0.4 million related to the remaining Pillsbury balance and $0.3 million to Zheng Ge for contract manufacturing services. The $0.4 million balance to Pillsbury will be paid, if at all, in the event Comarco obtains any monetary recovery, whether through settlement, judgment or otherwise (Note 6). Regarding the $0.3 million liability to Zheng Ge, it is possible that ultimate resolution may include net settlement, although there is no right of offset currenly (Note 6). We believe that this working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

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

Basis of Presentation

The condensed consolidated results of our operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2016 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three months ended April 30, 2015:

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

●

We generated no revenue for three months ended April 30, 2015 and 2014. We anticipate that we will generate de minimis future revenue from the development, design, distribution or sale of any products.

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

●

On August 13, 2014, the Company and Broadwood Partners, L.P. (“Broadwood”) entered into an Amendment and Release Agreement that resolved the disputes between the Company and Broadwood concerning our July 2012 financing transaction with Broadwood (the “Broadwood Financing”). Pursuant to the Amendment and Release Agreement, the Company issued Broadwood a new stock purchase warrant (“New Warrant”) entitling Broadwood to purchase up to a total of 2,350,000 shares of the Company’s common stock, at a price of $0.16 per share, in exchange for cancellation of the warrants issued and potentially issuable under the Broadwood Financing. The New Warrant expires on July 27, 2020. In addition, the Company and Broadwood released each other from any and all claims concerning the Broadwood Financing.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2015.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2015 and 2014:

	(in thousands)
	Three Months Ended April 30,
	2015	2014	% Change

Revenue	$-	$-	0%
Operating loss	$(311)	$(391)	-20%
Net loss	$(311)	$(1,318)	-76%

Operating Costs and Expenses

	(in thousands)
	Three Months Ended April 30,
	2015		2014		% Change
		% of Rev		% of Rev
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$-	0%	$227	0%	-100%
Corporate overhead	277	0%	104	0%	166%
Engineering and support expenses	34	0%	60	0%	-43%
	$311	0%	$391	0%	-20%

Selling, general, and administrative (“SG&A”) expenses for the three months ended April 30, 2015 and 2014 remained consistent at $0.3 million. We had no employees in our sales and marketing department during the three months ended April 30, 2015 and 2014.

Corporate overhead consists of the salary of one employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three months ended April 30, 2015 and 2014, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

Interest Expense

The interest expense for the three months ended April 30, 2014 relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. During the three months ended April 30, 2014, we expensed approximately $0.1 million of interest expense to Elkhorn pursuant to the terms of the Elkhorn Loan. There was no corresponding interest expense for the three months ended April 30, 2015.

Loss Due to Change of Derivative Liabilities

For the three months ended April 30, 2014, we reported a loss due to the change in the fair value of our derivative liabilities of approximately $1.0 million. There was no corresponding loss for the three months ended April 30, 2015

Other Income, net

During the three months ended April 30, 2014, other income, net, consisted of $0.2 million from a settlement and licensing agreement. There was no other income for the three months ended April 30, 2015.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of April 30, 2015.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2015 was $1.7 million as compared to $0.7 million at April 30, 2014. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands)
	Three Months Ended April 30,
	2015	2014

Cash used in:
Operating activities	$(449)	$(392)
Investing activites	$-	$-
Financing activities	$-	$-

Operating Activities

Cash used in operating activities was $0.4 million for the three months ended April 30, 2015 and was primarily driven by our net loss of $0.3 million.

Cash used in operating activities of $0.4 million for the three months ended April 30, 2014 and was driven by our net loss of $1.3 million offset by non-cash change in fair value of derivative liabilities of $1.0 million.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

As of April 30, 2015, we had working capital of approximately $0.3 million. We had working capital totaling approximately $0.3 million as of April 30, 2015, which includes liabilities of $0.4 million related to the remaining Pillsbury balance and $0.3 million to Zheng Ge for contract manufacturing services. The $0.4 million balance to Pillsbury will be paid, if at all, in the event Comarco obtains any monetary recovery, whether through settlement, judgment or otherwise (Note 6). Regarding the $0.3 million liability to Zheng Ge, it is possible that ultimate resolution may include net settlement, although there is no right of offset currenly (Note 6). We believe that this working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of April 30, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of April 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP due to lack of segregation of duies. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended April 30, 2015 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on Form 10-K for the fiscal year ended January 31, 2015 as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 6.	EXHIBITS

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

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

COMARCO, INC.

Date: June 15, 2015	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2015	/s/ JANET N. GUTKIN
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