Form 10-Q
period 2015-10-31
COMARCO INC
filed 2015-12-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2015

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

The registrant had 14,644,165 shares of common stock outstanding as of December 15, 2015.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED October 31, 2015

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	(Unaudited)
	October 31,	January 31,
	2015	2015
ASSETS
Current Assets
Cash and cash equivalents	$985	$2,140
Accounts receivable due from suppliers, net of reserves of $0	122	122
Other current assets	80	7
Total current assets	1,187	2,269
Property and equipment, net	4	8
Restricted cash	82	5
Total assets	$1,273	$2,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$734	$737
Accrued liabilities	675	848
Income taxes payable	-	40
Total current liabilities	1,409	1,625
Total liabilities	1,409	1,625

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,644,165 and 14,684,165 shares issued and outstanding at October 31, 2015 January 31, 2015, respectively	1,464	1,468
Additional paid-in capital	18,355	18,322
Accumulated deficit	(19,955)	(19,133)
Total stockholders' deficit	(136)	657
Total liabilities and stockholders' deficit	$1,273	$2,282

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	(1,099)
Gross profit	-	-	-	1,099

Selling, general and administrative expenses	236	241	789	835
Engineering and support expenses	10	89	58	283
	246	330	847	1,118
Operating loss	(246)	(330)	(847)	(19)
Interest expense, net	-	-	-	(380)
Change in fair value of derivative liabilities	-	-	-	226
Other income, net	-	-	25	6,662

(Loss) Income from operations before income taxes	(246)	(330)	(822)	6,489
Income tax expense	-	-	-	2
Net (loss) income	$(246)	$(330)	$(822)	$6,487

Basic (loss) income per share:	$(0.02)	$(0.02)	$(0.06)	$0.44
Diluted (loss) income per share:	$(0.02)	$(0.02)	$(0.06)	$0.44

Weighted-average shares outstanding:
Basic	14,644	14,684	14,654	14,684
Diluted	14,644	14,886	14,654	14,830

 The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(822)	$6,487
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4	5
Amortization of loan discount	-	333
Stock-based compensation expense	29	36
Provision for doubtful accounts receivable	-	6
Change in fair value of derivative liabilities	-	(226)
Changes in operating assets and liabilities
Other assets	(73)	(6)
Accounts payable	(3)	(3,617)
Accrued liabilities	(173)	(249)
Income taxes payable	(40)	-
Net cash (used in) provided by operating activities	(1,078)	2,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(77)	77
Net cash (used in) provided by investing activites	(77)	77

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment	-	(1,500)
Net cash used in financing activities	-	(1,500)

Net (decrease) increase in cash and cash equivalents	(1,155)	1,346
Cash and cash equivalents, beginning of period	2,140	1,096
Cash and cash equivalents, end of period	$985	$2,442

Supplementary disclosures of cash flow information:
Cash paid for interest	$-	$68
Cash paid for income taxes, net of refunds	$40	$2

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

2.	Current Developments, Future Operations, Liquidity and Capital Resources

 The condensed financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of the uncertainty of this outcome. As discussed elsewhere in this report, we are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, monetize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs.

As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminate its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer eliminated our only commercial revenue source and has had a material adverse impact on our results of operations.  We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

Two of our recent litigation matters have concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we retained $6.5 million, after distributing $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that established a forward royalty program and dismissed all claims between the two parties arising from this matter.

On March 10, 2014, we filed a lawsuit in federal court against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination of the patents at issue. The Federal Action was voluntarily dismissed at our request without prejudice to re-filing the federal claims.  On June 5, 2014, we then filed a state court action for breach of contract, fraudulent concealment, unfair competition and accounting in the Orange County Superior Court (the “State Court Action”).  On December 4, 2014, the Superior Court ordered the State Court Action into arbitration and the arbitration hearing is set for April 2016. We are seeking damages of at least $17 million. We intend to vigorously pursue our rights in this case, although the outcome of this matter is not determinable as of the date of this report.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. We intend to vigorously pursue our rights in this case, although the outcome of this matter is not determinable as of the date of this report.

We believe that our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patents in third party products. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. We may or may not resume our traditional activities of producing innovative charging solutions for battery powered devices. There are no assurances that any of these potential opportunities or activities will occur or be successful.

We had negative working capital of approximately $0.2 million as of October 31, 2015, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services for our former Bronx product, which was subsequently subject to recall (see Note 6). The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital, although a deficit of $0.2 million for accounting purposes, will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our future liquidity needs. The opinion the Company received from its independent registered public accounting firm on its January 31, 2015 financial statements contains and explanatory paragraph stating that there is substantial doubt regarding the Company’s ability to continue as a going concern.

We have and will continue to analyze alternatives to build and/or preserve value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of the our patent portfolio and past, present, and future infringement claims. However, there can be no assurances that we will be successful in identifying and/or implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

3.	Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our condensed consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2015, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of October 31, 2015 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2015 (the “2015 Form 10-K”), which was filed with the SEC on April 30, 2015. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in the 2015 Form 10-K. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2016.

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

Accounts Receivable Due from Suppliers

Previously, when we were engaged in our traditional operations of producing charging solutions for battery powered devices, we were often able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially true when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. As of October 31, 2015, the entire accounts receivable due from suppliers was from Zheng Ge, a tip supplier for our Bronx product, which was subject to a recall. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.   As of October 31, 2015, we owe Zheng Ge $0.6 million for contract manufacturing services. Although we currently have no legal right to offset the $0.6 million owed by us, it is possible that an ultimate resolution with Zheng Ge may include a net settlement. Accordingly, we did not provide an allowance for doubtful accounts against the Zheng Ge receivable.

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represent 1) $5,000 which serves as collateral for credit card orders placed through our internet website and 2) a $77,000 letter of credit that serves as the security deposit for our corporate office lease.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable due from customers and suppliers, accounts payable and accrued liabilities. The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations. All other legal expenses, including all other litigation expense and public company legal expense, are included in selling, general, and administrative expenses in our consolidated statement of operations.

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

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Stock-based compensation expense	$13	$12	$29	$36
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is approximately $30,000.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended October 31, 2015, 350,000 stock options were granted and no restricted stock units were granted. The fair value of the 350,000 options granted under our stock option plans during the nine months ended October 31, 2015 was estimated on the date of grant using the following weighted average assumptions:

Nine Months Ended October 31, 2015
Weighted average risk-free interest rate	2%
Expected life (in years)	10
Expected stock volatility	152%
Dividend yield	-
Expected forfeitures	-

During the three and nine months ended October 31, 2014, no stock awards were granted.

Transactions and other information related to stock options granted under these plans for the nine months ended October 31, 2015 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2015	600,000	$0.96
Options granted	350,000	0.15
Options canceled or expired	-	-
Options exercise	-	-
Balance, October 31, 2015	950,000	$0.66
Stock Options Exercisable at October 31, 2015	560,000	$0.94

Transactions and other information related to restricted stock granted under these plans for the nine months ended October 31, 2015 are summarized below:

	Outstanding Restricted
	Stock Units
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2015	390,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(40,000)	0.18
Resticted stock vested	(350,000)	0.18
Balance, October 31, 2015	-	$-

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of October 31, 2015, the stock awards outstanding have an aggregate intrinsic value of $700, based on a closing market price of $0.16 per share on October 31, 2015. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2015:

	Awards Outstanding			Options Exercisable
		Weighted-Ave.
Range of	Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.14	250,000	9.64	$0.14	0	$0.14
$0.16	100,000	9.59	$0.16	0	$0.16
$0.40	465,000	6.95	$0.40	465,000	$0.40
$1.09	100,000	3.03	1.09	60,000	1.09
$4.53	15,000	2.33	4.53	15,000	4.53
$10.43	20,000	0.64	10.43	20,000	10.43
	950,000		0.66	560,000	0.94

Shares available under the plans for future grants at October 31, 2015 were 129,724.

5.	Net (Loss) Income Per Share

The Company calculates basic (loss) income per share by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the effects of potentially dilutive securities. Since the Company incurred a net loss for the three and nine months ended October 31, 2015, basic and diluted loss per share for this period was the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

Potential common shares of 787,912 and 662,868 relating to outstanding stock awards to directors and our employee, respectively, have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2015, respectively, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net (loss) income. In the tables below, “Net (loss) income” represents the numerator and “shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014

Net (loss) income	$(246)	$(330)	$(822)	$6,487
Basic net (loss) income per share:
Weighted-average shares outstanding-Basic	14,644	14,684	14,654	14,684
Basic net (loss) income per share	$(0.02)	$(0.02)	$(0.06)	$0.44
Diluted net (loss) income per share:
Weighted average shares outstanding - basic	14,644	14,684	14,654	14,684
Effect of potentially dilutive securities	-	202	-	146
Weighted average shares outstanding - diluted	14,644	14,886	14,654	14,830
Diluted net (loss) income per share	$(0.02)	$(0.02)	$(0.06)	$0.44

6.	Supplier Concentrations

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either October 31, 2015 and January 31, 2015 are listed below (in thousands, except percentages).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of October 31,		As of January 31,
	2015		2015
Total gross accounts receivable due from suppliers	$122	100%	$122	100%
Accounts receivable concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	100%
	$122	100%	$122	100%

Zheng Ge was a tip supplier for our Bronx product, which was subject to a recall. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall. Likewise, Zheng Ge ceased paying us.

The companies comprising 10 percent or more of our gross accounts payable at either October 31, 2015 and January 31, 2015 are listed below (in thousands, except percentages).

	As of October 31,		As of January 31,
	2015		2015

Total gross accounts payable	$734	100%	$737	100%
Supplier concentration:
Zheng Ge	270	37%	270	37%
Pillsbury Winthrop Shaw Pittman, LLP	432	59%	432	59%
	$702	96%	$702	95%

Pillsbury was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 9). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million and the remaining balance of $0.4 million (“the Balance”) was modified and is to be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, after May 28, 2014 from or as a result of any of our current or future lawsuits related to our intellectual property. The amount payable shall be equal to the Balance plus 20% per annum, compounded annually from May 28, 2014. In connection with the $1.5 million lump-sum partial repayment, no gain was recognized.

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 31,	January 31,
	2015	2015

Uninvoiced materials and services received	$331	$331
Accrued legal and professional fees	97	138
Accrued payroll and related expenses	29	38
Other	218	341
	$675	$848

As of October 31, 2015, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, included in accrued liabilities, were due to Zheng Ge. As discussed in Notes 2 and 3 above, we dispute our obligation to pay Zheng Ge due to the recall of the Bronx product.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Commitments and Contingencies

Executive Severance Commitments

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or certain other circumstances, the amount of his then current annual base salary and the amount of any bonus amount he would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for this agreement.

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

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of October 31, 2015, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Best Buy and Targus lawsuits, demonstrates the our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

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

Forward-Looking Statements

This report on Form 10-Q contains statements relating to our future plans and developments, financial goals and operating performance that are based on our current beliefs and assumptions. These statements constitute “forward-looking statements” within the meaning of federal securities laws. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “may,” “should,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

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

As previously announced in August 2013, Lenovo Information Products Co., Ltd. (“Lenovo”), our only material customer, notified us of their intention to cease offering our Constellation product, the power adapter we designed and developed for Lenovo, and terminated its relationship with us. We completed shipping product to Lenovo during our third quarter ended November 30, 2013. The loss of Lenovo as a customer eliminated our only commercial revenue source and has had a material adverse impact on our results of operations. We have reduced and/or eliminated certain operating expenses to minimize future losses and cash burn and will continue our efforts in this regard.

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

We had negative working capital of approximately $0.2 million as of October 31, 2015, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services performed for our former Bronx product, which was subsequently subject to recall. The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital, although a deficit of $0.2 million for accounting purposes, will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and nine months ended October 31, 2015:

●

We generated no revenue for three and nine months ended October 31, 2015 and 2014. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

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

●

On February 11, 2013, we entered into a Secured Loan Agreement (the “Loan Agreement”) with Elkhorn Partners Limited Partnership (“Elkhorn”). Pursuant to the Loan Agreement, on February 11, 2013, Elkhorn made a $1,500,000 senior secured term loan (the “Elkhorn Loan”) to us.  The Elkhorn Loan bore interest at 7% per annum for the first year; increasing to 8.5% per annum thereafter, ranked senior in right of payment to all of our other indebtedness, was secured by a first priority security interest in all of the assets of Comarco and CWT, and was due and payable in full on November 30, 2014. On June 3, 2014, the Company repaid the Elkhorn Loan in full. See Note 8 to the Company’s audited financial statements included in the 2015 Form 10-K for additional information regarding the Loan Agreement, the Elkhorn Loan and certain related agreements.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2015 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2015.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three and nine months ended October 31, 2015 and 2014:

	(in thousands)		(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year
	2015	2014	2015	2014	Three Months	Nine Months

Revenue	$-	$-	$-	$-	0%	0%
Operating loss	$(246)	$(330)	$(847)	$(19)	-25%	4358%
Net (loss) income	$(246)	$(330)	$(822)	$6,487	-25%	-113%

Operating Costs and Expenses

	(in thousands)				(in thousands)
	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014		Year over Year
		% of Rev		% of Rev		% of Rev		% of Rev	Three Months	Nine Months
Operating expenses:
Selling, general and administrative expenses, including corporate overhead	$236	0%	$241	0%	$789	0%	$835	0%	-2%	-6%
Engineering and support expenses	10	0%	89	0%	58	0%	283	0%	-89%	-80%
	$246	0%	$330	0%	$847	0%	$1,118	0%	-25%	-24%

Selling, general, and administrative (“SG&A”) expenses for the three and nine months ended October 31, 2015 decreased $0.1 million and $0.2 million, respectively, compared to the corresponding periods of fiscal 2015. We had no employees in our sales and marketing department during the three or nine months ended October 31, 2015 and 2014.

Corporate overhead consists of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three and nine months ended October 31, 2015 and 2014, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

Interest Expense

The interest expense for the three and nine months ended October 31, 2014 relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. On June 3, 2014, the Company repaid the Elkhorn Loan in full.

There was no corresponding interest expense for the three and nine months ended October 31, 2015.

Loss Due to Change of Derivative Liabilities

For the three and nine months ended October 31, 2014, we reported a gain due to the change in the fair value of our derivative liabilities of approximately $1.2 million and $0.2 million, respectively.

There was no corresponding loss for the three and nine months ended October 31, 2015.

Other Income, net

During the three and nine months ended October 31, 2015, other income, net, was $23,000 related to financial assets that were sold.

During the three and nine months ended October 31, 2014, other income, net, consisted of $6.5 million and $6.7 million, respectively. During the nine months ended October 31, 2014, we settled and were paid $7.6 million from Chicony in lieu of the jury’s net award of $9.7 million. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the nine months ended October 31, 2014. In addition, we received $0.2 million from a settlement and licensing agreement during the nine months ended October 31, 2014.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of October 31, 2015.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2015 decreased $1.1 million from January 31, 2015 to $1.0 million. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	Nine Months Ended October 31,
	2015	2014

Cash (used in) provided by:
Operating activities	$(1,078)	$2,769
Investing activites	$(77)	$77
Financing activities	$-	$(1,500)

Operating Activities

Cash used in operating activities was $1.1 million for the nine months ended October 31, 2015 and was primarily driven by our net loss of $0.8 million.

Cash provided by operating activities was $2.8 million for the nine months ended October 31, 2014 and was primarily driven by our net income of $6.5 million offset by cash used to pay accounts payable of $3.6 million.

Investing Activities

During the nine months ended October 31, 2015, our security deposit of $77,000 for our corporate lease became collateralized by cash in a separate bank account.

During the nine months ended October 31, 2014, our security deposit of $77,000 for our corporate lease expired.

Financing Activities

We had no financing activities during the nine months ended October 31, 2015.

On June 3, 2014, the Company repaid the amounts outstanding under the Elkhorn Loan Agreement in full of $1.5 million.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

We had negative working capital of approximately $0.2 million as of October 31, 2015, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury and $0.6 million owed to Zheng Ge for contract manufacturing services performed for our former Bronx product, which was subsequently subject to recall. The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital, although a deficit of $0.2 million for accounting purposes, will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of October 31, 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of October 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP due to lack of segregation of duties. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended October 31, 2015 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMARCO, INC.

Date: December 15, 2015	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 15, 2015	/s/ JANET N. GUTKIN
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