Form 10-K
period 2016-01-31
COMARCO INC
filed 2016-05-02
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-05449

 COMARCO, INC.

(Exact name of registrant as specified in its charter)

California	95-2088894
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28202 Cabot Road, Suite 300, Laguna Niguel, CA	92677
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of July 31, 2015, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.3 million, based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2016 was 14,644,165.

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

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2016

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report and in our other filings with the Securities and Exchange Commission (“SEC”). Readers are urged not to place undue reliance on these forward-looking statements.

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

We are primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2016” refers to our fiscal year that ended on January 31, 2016.

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

Our Business

We are primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

Going Concern

Our management and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern as a result of (1) our historical losses from operations, (2) the length of time required to prosecute IP enforcement actions, (3) the uncertainty surrounding the results of IP enforcement actions, (4) our limited existing cash flow and financial resources and (5) uncertainties surrounding our ability to raise additional funds. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and shareholders may lose all or part of their investment in our common stock. (see “Risk Factors”).

Working Capital

As of January 31, 2016, we had negative working capital of approximately $0.7 million, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services performed for our former Bronx product, which was subsequently subject to recall. The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital will be suffieicnt to allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

Marketing, Sales, and Distribution

Since we are primarily focused on the monetzation of our patent portfolio, we had no marketing, sales or distribution expenses in fiscal years 2016 and 2015.

 Key Customers

For fiscal years 2016 and 2015, we had no customers. For more information regarding our customers, see Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development

During fiscal years 2016 and 2015, we had no research and development investment. In addition, we currently only have one full-time employee, who is our Chief Executive Officer and President. Since we are primarily focused on the monetzation of our patent portfolio, we anticipate engaging in extremely limited or no research and development activities for the foreseeable future.

Manufacturing and Suppliers

Since we are primarily focused on the monetzation of our patent portfolio, our manufacturing activities and related commercial relations with suppliers are extremely limited and will likely remain so for the foreseeable future.

Patents, Trademarks and Other Intellectual Property

 Our future existence and success depend in large part on our proprietary technology, including our patents, trademarks and other intellectual property, on which we have commenced efforts to monetize through enforcement actions and licensing arrangements. We also regularly consider the possibility of selling some or all of our intellectual property portfolio. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners, to establish, maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2016, we had approximately 49 issued U.S. patents and additional U.S. patent applications pending. We also have 38 foreign patents, however we are discontinuing maintenance of some of our foreign patents in order to focus our resources on monetization of our U.S. patent portfolio. Twenty one of our issued U.S. patents expired in April of 2014. However, these expired patents are still enforceable for any infringement that occurred during the last 6 years of the patent term and we are pursuing certain enforcement actions on that basis. The patents we believe to be the most valuable extend into 2024. Specifically, our patent portfolio addresses sophisticated charging challenges, including charging multiple devices simultaneously and analyzing power requirements of electronic devices, as well as light-weight compact dimensions. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.

 Government Regulation

Many of the products we have produced over our history are subject to various federal, state, local and foreign laws governing substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. While we are no longer focused on manufacturing or selling products, if our existing products in the marketplace are found to be non-compliant with these laws, we could be subject to various liabilities and obligations, including sanctions, fines or product recalls.

Employees

As of April 1, 2016, we employed one full-time employee, who is our Chief Executive Officer and President. We also engage certain consultants on a part-time basis, including our Chief Accounting Officer. This significantly reduced headcount is the result of reductions in force targeted at reducing our cash burn.

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

We are now primarily focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio. While we have little experience or track record in generating revenues from these non-traditional methods, we have executed two settlement agreements through fiscal 2016 and one additional settlement agreement in the first quarter of fiscal 2017. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we received $6.5 million, net of $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that established a forward royalty arrangement on sales of certain ACCO Brands products and dismissed all claims between the two parties arising from this matter. On March 26, 2016, we entered into a confidential settlement and license agreement with FT 1, Inc. (formerly known as Targus Group International, Inc.) and Targus International LLC (collectively, “Targus”) that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus future per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement. However, there can be no guarantees that we will execute additional agreements in the future.

Our ability to generate revenue from ongoing or future litigation is subject to a number of significant uncertainties, including, but not limited to, our ability to retain counsel on an alternative fee structure basis or otherwise fund the cost of litigation and litigation counsel, the validity of our claims, our ability to succeed on the merits of our claims, interpretation of applicable contracts and laws (which in many cases are complex and potentially subject to competing interpretations), our ability to sustain operations through the final adjudication of our various litigation proceedings, and other uncertainties inherent in the litigation process. In addition, it is likely that we will become subject to counterclaims in any litigation to which we are a party, which may result in us being subject to damages or other obligations.

Similarly, our ability to monetize our technology through licensing or sale is speculative and subject to a number of factors, including the outcome of litigation concerning our patent portfolio and the actual and perceived value of our intellectual property in the marketplace. To date, we have entered into three agreements to license our intellectual property to third parties, which have resulted in nominal revenues to date.

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

During fiscal 2012, we notified 11 companies, including Kensington, Targus, Best Buy Co. Inc. (“Best Buy”) and Apple, Inc. (“Apple”), that we believe they are manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Subsequently, in February 2014, Kensington entered into license agreement with us in settlement of time consuming and costly infringement litigation. Also, on March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement. In February 2015, we initiated litigation against Best Buy and Apple. To date, we have not taken any formal action against the remaining prior noticed alleged infringers, and at present we have not determined if or when we will do so. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, and may result in our intellectual property rights being held invalid or unenforceable.

We cannot be certain of the ultimate costs required to conclude our current litigation and may not be able to continue these proceedings.

In February 2015, we filed a lawsuit against Best Buy and Apple for patent infringement under the patent laws of the United States. We are unable to determine the future expenditures related to these matters. The costs incurred for the current litigation may continue to significantly adversely impact our operating results and we may determine that due to the unpredictable nature of the costs and timing of the outcomes, we will no longer be able to persue these actions.

Our strategy to license and/or monetize the value of our patents, trademarks, and other intellectual property through enforcement actions may not be successful.

As noted above, during fiscal 2012 we notified 11 companies, including Kensington, Targus, Best Buy and Apple, that we believe they are manufacturing and/or distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Subsequently, on February 4, 2014, Kensington entered into a settlement agreement and licensing agreement with us with an effective date of February 1, 2014 that dismissed all claims arising from litigation between us and Kensington. Also, on March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

In February 2015, we initiated separate litigation against both Best Buy and Apple based on our belief that they have manufactured and/or distributed and/or sold products that infringe on one or more of our patents. We cannot predict the ultimate timing, course or outcome of actions taken against the remaining prior noticed infringers and we may not be successful in our efforts to monetize our intellectual property through these enforcement actions.

A majority of our common stock is held by just a few shareholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of other shareholders.

As of April 1, 2016, our two largest shareholders owned an aggregate of approximately 60% of the outstanding shares of our common stock. Elkhorn Partners Limited Partnership (“Elkhorn”) owned approximately 49% and Broadwood Partners, L.P. (“Broadwood”) owned approximately 11%, respectively, of the outstanding shares of our common stock at April 1, 2016. These shareholders, and Elkhorn in particular, will have significant influence over all matters submitted to our shareholders for approval including the election of our directors and other corporate actions. In addition, such influence by one or more of these shareholders could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

We are highly dependent on our CEO and President, who is our only full-time employee.

Currently, we only have one employee, Tom Lanni, who is our Chief Executive Officer and President. Mr. Lanni has extensive knowledge concerning the technology underlying our patent portfolio as a result of his 20-year tenure with us. The loss of Mr. Lanni’s services could adversely impact our ability to maximize the value of our patent portfolio or otherwise negatively affect our operations.

Our quarterly operating results are subject to fluctuations and, if our operating results decline or are worse than expected, or if our litigation prospects decline materially, our stock price could fall.

We do not expect significant quarterly fluctuations in revenue as we have effectively suspended traditional operations. However, as we are now primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring further opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio, our expenses may vary considerably from month to month, which would directly impact our operating results. Our quarterly operating results may fluctuate for many additional reasons, including:

●

Our suspension of historic, traditional business operations, which leaves us with no material, regular revenue sources, and leaves us vulnerable to any short or longer term increases in legal or other expense levels;

●	Our investment in or proceeds from our ongoing and any future litigation;

●	Our ability to obtain settlement proceeds or awards of damages in our patent infringement litigation; and

●	Our ability to sell or license some or all of our patent portfolio.

Due to these and other factors, our past results are not reliable indicators of our future performance. In addition, a certain portion of our operating expenses are relatively fixed including operations in support of our administrative expense. If our operating results decline or are below expectations of investors, the market price of our stock may decline significantly.

We have concluded that our internal controls over financial reporting were not effective as of January 31, 2016 which could cause deficiencies in our financial reporting and investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

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

●	Other events affecting other companies that investors deem relevant to us.

All of these factors, as well as others not discussed above, may contribute to the volatility of our stock price.

Because our common stock is not listed on a national securities exchange, you may find it difficult to buy or sell or obtain quotations for our common stock

Our common stock trades under the symbol “CMRO” on the over-the-counter market OTCQB. Because our stock trades in small quantities and trades over-the-counter, rather than on a national securities exchange, you may find it difficult to either economically purchase, sell, or obtain quotations on the price of our common stock.

We may be subject to penny stock regulations and restrictions, which could make it difficult for shareholders to sell their shares of our common stock.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If we do not fall within any exemptions from the “penny stock” definition, we will be subject to Rule 15g-9 under the Exchange Act, which regulations are commonly referred to as the “Penny Stock Rules.” The Penny Stock Rules impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions involving our shares. If our shares are subject to the Penny Stock Rules, it may be difficult to buy or sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be impossible to accurately price an investment in our shares. In addition to the Penny Stock Rules, as an issuer of “penny stock” we are unable to utilize the safe harbor provisions of the Forward Looking Statements sections of the Exchange Act. There can be no assurance that our common stock will qualify for an exemption from the Penny Stock Rules, or that if an exemption currently exists, that we will continue to qualify for such exemption. In any event, we are subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or FINRA, sales practice requirements may also limit a shareholder's ability to buy or sell our common stock.

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

Our headquarters are located in Laguna Niguel, California. We entered into lease agreement with the landlord during fiscal 2017. The lease for this facility expires August 2016.

We are subletting the office space that was our previous headquarters. The lease for the former headquarter facility and the sublease expire on August 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Targus Group International, Inc., Case No. 8:14-cv-00361, Superior Court of California County of Orange – Central Justice Center.

On March 10, 2014, we filed a lawsuit in federal court against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. Targus sought reexamination of the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims. A state court action for breach of contract, fraudulent concealment, unfair competition and accounting was then filed by us in the Orange County Superior Court on June 5, 2014.  On December 4, 2014, the Superior Court ordered the State Court Action into arbitration and the arbitration hearing was set for April 2016.

On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

Comarco, Inc. vs. Apple Inc., Case No. 8:15-cv-00145, United States District Court for the Central District of California.

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Kennsington, Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

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

In addition to the matters described above, we are from time to time involved in various legal proceedings incidental to the conduct of our business, none of which we currently consider may be material. There can be no certainty, however, that we may not ultimately incur liability from such incidental legal proceedings or that such liability will not be material and adverse.

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

	High	Low

Year ended January 31, 2016:
First Quarter	$0.19	$0.14
Second Quarter	0.21	0.14
Third Quarter	0.21	0.14
Fourth Quarter	0.21	0.11
Year ended January 31, 2015:
First Quarter	$0.30	$0.17
Second Quarter	0.29	0.16
Third Quarter	0.20	0.15
Fourth Quarter	0.19	0.14

Holders

As of April 1, 2016, there were 284 holders of record of our common stock.

Dividends

We did not declare any dividends during fiscal 2016 or fiscal 2015. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

We did not repurchase any securities during fiscal years 2016 or 2015.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2016	2015
	(In thousands, except per share data)

Revenue	$-	$-
Cost of revenue	-	(1,099)
Gross profit	-	1,099

Selling, general and administrative expenses	1,116	1,232
Engineering and support expenses	260	309
	1,376	1,541
Operating loss	(1,376)	(442)
Other (loss) income , litigation settlement	30	6,524
(Loss) Income before income taxes	(1,346)	6,082
Income tax expense	-	42
Net (loss) income	$(1,346)	$6,040

Basic net (loss) income per share:	$(0.09)	$0.41
Diluted net (loss) income per share:	$(0.09)	$0.41

Working (deficit) capital	$(727)	$644
Total assets	$922	$2,282
Borrowings under loan agreement	$-	$-
Stockholders' (deficit) equity	$(648)	$657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three of our recent litigation matters have concluded. On March 10, 2014, we filed a lawsuit in federal court against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination of the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims. A state court action for breach of contract, fraudulent concealment, unfair competition and accounting was then filed by us in the Orange County Superior Court on June 5, 2014 (the “State Court Action”). On December 4, 2014, the Superior Court ordered the State Court Action into arbitration and the arbitration hearing was set for April 2016. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus future per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

In the Chicony matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we retained $6.5 million, after distributing $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues.

In our litigation with Kensington, on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that establishes a forward royalty program and dismissed all claims between the two parties arising from this matter.

On February 13, 2015, we filed a lawsuit against Best Buy Co, Inc. for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Kennsington, Targus and Best Buy lawsuits described above, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

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

We had negative working capital of approximately $0.7 million as of January 31, 2016, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services performed for our former Bronx product, which was subsequently subject to recall. The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

Our management and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern as a result of (1) our historical losses from oerations, (2) the length of time to procecute IP enforcement actions, (3) the uncertainty surrounding the results of IP enforcement actions, (4) our limited existing cash flow and financial resources and (5) uncertainties surrounding our ability to raise additional funds. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and shareholders may lose all or part of their investment in our common stock.

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

Business Strategy and Future Plans

We anticipate that we will generate no revenue in future periods from the development, design, distribution or sale of any products. Since the third quarter of fiscal quarter 2014, we have been primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio. In the future, we may resume our traditional operations, if and when possible.

Company Trends and Uncertainties

Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:

●	We generated no revenue for fiscal years ended January 31, 2016 and 2015. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

●

On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

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

●

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Kensington, Targus and Best Buy lawsuits described above, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2016. We have a net operating loss carryforward of $35.8 million for federal and $28.7 million for state, which expire in increments through 2032. Based on a review performed in fiscal 2015, we concluded that a Section 382 ownership change did not occurred as a result of the Elkhorn transaction in fiscal 2014.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2016 and fiscal 2015:

Revenue

We generated no revenue for fiscal years ended January 31, 2016 and 2015. We anticipate that we will generate no revenue from the development, design, distribution or sale of any products.

	(in thousands) Years Ended January 31,
	2016	2015	% Change

Revenue	$-	$-	0%
Operating loss	$(1,376)	$(442)	-211%
Net (loss) income	$(1,346)	$6,040	-122%

Cost of revenue for the fiscal year ended January 31, 2016 decreased by $1.1 compared to the corresponding period of fiscal 2015. The decrease is a result of us having $0 in revenue and product costs during fiscal 2016 and fiscal 2015, and that as a result of the May 14, 2014 is settlement agreement with Chicony, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the year ended January 31, 2015.

	(in thousands) Years Ended January 31,
	2016		2015		% Change
		% of Total		% of Total
Cost of Revenue:
Product costs	$-	0%	$-	0%	0%
Supplier settlement	-	0%	(1,099)	100%	0%
	$-	0%	$(1,099)	100%	-100%

Operating Costs and Expenses

Fiscal 2016 operating expenses were $1.4 million compared to $1.5 million in fiscal 2015. The fiscal 2016 decrease in operating expenses of $0.2 million compared to fiscal 2015 relates primarily to decreased legal expenses and personnel and related costs.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

Engineering and support expenses generally consist of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

	(in thousands) Years Ended January 31,
	2016		2015		% Change
		% of Rev		% of Rev
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$6	0%	$8	0%	-25%
Corporate overhead	1,110	0%	1,224	0%	-9%
Engineering and support expenses	260	0%	309	0%	-16%
	$1,376	0%	$1,541	0%	-11%

Interest Expense, Net

We had no interest expense in fiscal year 2016.

Fiscal year 2015 interest expense, net, relates to interest expense as well as amortization expense of the debt discount on the Elkhorn Loan. On June 3, 2014, the Company repaid the Elkhorn Loan in full.

Change in Fair Value of Derivative Liabilities

We had no change in fair value of derivative liabilities in fiscal 2016.

For fiscal 2015, the change in fair value of derivative liabilities is due to the Company repaying the Elkhorn Loan in full and as a result, the discount to the loan payable and related derivative liability were extinguished and charged to earnings for the year ended January 31, 2015.

Other Income, net

During the fiscal year ended January 31, 2016, other income, net, was $30,000 related to financial assets that were sold.

During the fiscal year ended January 31, 2015, other income, net, was $6.7 million. Pursuant to our May 2014 settlement agreement we were paid $7.6 million from Chicony. Of the $7.6 million, we received $6.5 million, net of attorneys’ fees and other costs. As a result of this settlement agreement, the previously accrued obligation of $1.1 million to Chicony was legally dismissed and was reversed during the year ended January 31, 2015. In addition, we received $0.2 million from a separate settlement and licensing agreement during the year ended January 31, 2015.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the history of operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2016.

During fiscal 2016, we recorded a net loss of $1.3 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset as of January 31, 2016 was $16.7 million, all of which is fully reserved.

During fiscal 2015, we recorded a net income of $6.1 million and recorded income tax expense of $42,000, which represents the minimum tax due in the state of California. The net deferred tax asset as of January 31, 2015 was $16.1 million, all of which is fully reserved.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	(in thousands) Years Ended January 31,
	2016	2015

Cash provided by (used in):
Operating activities	$(1,388)	$2,467
Investing activites	$(72)	$77
Financing activities	$-	$(1,500)

Cash Flows from Operating Activities

The cash used in operating activities during fiscal 2016 of $1.4 million is primarily a result of net loss of $1.3 million.

The cash provided in operating activities during fiscal 2015 of $2.5 million is a result of net income of $6.1 million from our May 2014 litigation settlement with Chicony; offset by net non-cash amortization, stock option expense and change in fair value of derivative liabilities of $0.9 million offset by operating expenses paid of $2.7 million.

In fiscals 2016 and 2015, we continued our cost cutting measures in order to incrementally reduce our cash burn. We may require further cost cutting measures and/or additional capital from debt or equity financing to fund our operations. We cannot be certain that such cost cutting measures will be possible or that financing will be available to us on acceptable terms, or at all.

Cash Flows from Investing Activities

During fiscal 2016, our security deposit of $77,000 for our corporate lease became collateralized by cash in a separate bank account.

During the fiscal 2015, our security deposit of $77,000 for our corporate lease expired.

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

Uncertainties Regarding Future Operations and the Funding of Liquidity Requirements for the Next 12 Months

We had negative working capital of approximately $0.7 million as of January 31, 2016, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury and $0.6 million owed to Zheng Ge for contract manufacturing services performed for our former Bronx product, which was subsequently subject to recall. The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months.

As discussed elsewhere in this report, we are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

Contractual Obligations

In the course of our business operations, we incur certain commitments to make future payments under contracts such as operating leases and purchase orders. Payments under these contracts are summarized as follows as of January 31, 2016 (in thousands):

	Payments due by Period
Long Term Debt Obligations	Less than 1 year	1 to 3 years	3 to 5 years	Total
Operating lease obligations	$152	-	-	$152

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Comarco, Inc. and subsidiary (the “Company”) as of January 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule of Comarco, Inc. listed in Part IV, Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. and subsidiary as of January 31, 2016 and 2015- and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

/s/ SQUAR MILNER LLP (formerly SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP)

Newport Beach, California

April 29, 2016

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	January 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$680	$2,140
Accounts receivable	122	122
Other current assets	41	7
Total current assets	843	2,269
Property and equipment, net	2	8
Restricted cash	77	5
Total assets	$922	$2,282

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$883	$737
Accrued liabilities	687	848
Income taxes payable	-	40
Total current liabilities	1,570	1,625
Total liabilities	1,570	1,625

Commitments and Contingencies (see Note 10 and 11)

Stockholders' (Deficit) Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,644,165 and 14,684,165 shares issued and outstanding at January 31, 2016 and 2015, respectively	1,464	1,468
Additional paid-in capital	18,367	18,322
Accumulated deficit	(20,479)	(19,133)
Total stockholders' equity (deficit)	(648)	657
Total liabilities and stockholders' equity (deficit)	$922	$2,282

The accompanying notes are an integral part of the financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2016	2015

Revenue	$-	$-
Cost of revenue	$-	(1,099)
Gross profit	-	1,099

Selling, general and administrative expenses	1,116	1,232
Engineering and support expenses	260	309
	1,376	1,541
Operating loss	(1,376)	(442)
Interest expense, net	-	(380)
Change in fair value of derivative liabilities	-	226
Other income, net - litigation settlement	30	6,678

Income (loss) from operations before income taxes	(1,346)	6,082
Income tax expense	-	42
Net income (loss)	$(1,346)	$6,040

Basic loss per share:	$(0.09)	$0.41
Diluted loss per share:	$(0.09)	$0.41

Weighted-average shares outstanding:
Basic	14,652	14,684
Diluted	14,652	14,863

The accompanying notes are an integral part of the financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 31, 2014 14,684,165 shares	$1,468	$15,980	$(25,173)	$(7,725)

Net income	-	-	6,040	6,040
Issuance of Broadwood replacement warrants	-	2,294	-	2,294
Stock based compensation expense	-	48	-	48
Balance at January 31, 2015 14,684,165 shares	$1,468	$18,322	$(19,133)	$657

Net loss	-	-	(1,346)	(1,346)
Stock based compensation expense	-	41	-	41
Forfeiture of restricted stock	(4)	4	-	-
Balance at January 31, 2016 14,644,165 shares	$1,464	$18,367	$(20,479)	$(648)

The accompanying notes are an integral part of the financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended January 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,346)	$6,040
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	6	6
Amortization of loan discount	-	333
Stock-based compensation expense	41	48
Provision for doubtful accounts receivable	-	6
Change in fair value of derivative liabilities	-	(226)
Supplier settlement	-	(1,099)
Changes in operating assets and liabilities
Other assets	(34)	10
Accounts payable	146	(2,527)
Accrued liabilities	(161)	(164)
Income taxes payable	(40)	40
Net cash provided by operating activities	(1,388)	2,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-
Change in restricted cash	(72)	77
Net cash provided by investing activites	(72)	77

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayment	-	(1,500)
Net cash (used in) provided by financing activities	-	(1,500)

Net increase in cash and cash equivalents	(1,460)	1,044
Cash and cash equivalents, beginning of period	2,140	1,096
Cash and cash equivalents, end of period	$680	$2,140

Noncash investing and financing activities:
Issuance of Broadwood replacement warrants	$-	$2,294

Supplementary disclosures of cash flow information:
Cash paid for interest	$-	$68
Cash paid for income taxes, net of refunds	$2	$2

 The accompanying notes are an integral part of the financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

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

Future Operations, Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our liquidity needs. The accompanying financial statements do not include any adjustments relating to this uncertainty.

Three of our recent litigation matters have concluded. On March 10, 2014, we filed a lawsuit in federal court against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment (the “Federal Action”). Targus sought reexamination of the patents at issue. The Federal Action was voluntarily dismissed without prejudice to re-filing the federal claims. A state court action for breach of contract, fraudulent concealment, unfair competition and accounting was then filed by us in the Orange County Superior Court on June 5, 2014 (the “State Court Action”). On December 4, 2014, the Superior Court ordered the State Court Action into arbitration and the arbitration hearing was set for April 2016. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the two parties arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million. Settlement amounts of $4.0 million and $3.6 million were paid on May 16, 2014 and May 30, 2014, respectively. Of the $7.6 million, we retained $6.5 million, after distributing $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that established a forward royalty program and dismissed all claims between the two parties arising from this matter.

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

We had negative working capital of approximately $0.7 million as of January 31, 2016, which includes liabilities of $0.4 million related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services for our former Bronx product, which was subsequently subject to recall (see Note 5). The $0.4 million balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 5). Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our future liquidity needs.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the allowance for doubtful accounts, valuation allowances for deferred tax assets and determination of stock-based compensation.

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

Restricted Cash

Our restricted cash balances are secured by separate bank account and represent a $77,000 letter of credit that serves as the security deposit for our corporate office lease.

Accounts Receivable due from Suppliers

Previously, when we were engaged in our traditional operations of producing charging solutions for battery powered devices, we were often able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially true when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. As of January 31,2016, the entire accounts receivable due from suppliers was from Zheng Ge, a tip supplier for our Bronx product, which was subject to a recall. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.   As of January 31, 2016, we owe Zheng Ge $0.6 million for contract manufacturing services. Although we currently have no legal right to offset the $0.6 million owed by us, it is possible that an ultimate resolution with Zheng Ge may include a net settlement. Accordingly, we did not provide an allowance for doubtful accounts against the Zheng Ge receivable.

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

We evaluate property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not experience any changes in our business or circumstances to require an impairment analysis nor did we recognize any impairment charges during the fiscal years ended January 31, 2016 and 2015.

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Income Taxes

The Company accounts for income taxes under the asset and liability method. whereby deferred tax assets and liabilities are recognized for the future lax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences. the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is "more likely than not" that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company's net deferred tax assets is appropriate.

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

 During fiscal 2016, we recorded a net loss of approximately $1.3 million and recorded income tax expense of $4,000, which represents the minimum tax due in the state of California. The net deferred tax asset of $16.7 million at January 31, 2016, $1.1 million of which relates to net operating losses created in fiscal 2016, continues to be fully reserved.

During fiscal 2015, we recorded a net income of $6.1 million and recorded income tax expense of $42,000, which represents the alternative minimum tax due in the state of California. The net deferred tax asset of $16.1 million at January 31, 2015 continues to be fully reserved.

Warranty Costs

We provide limited warranties for products previously sold by us for a period generally not to exceed 24 months. We accrue for the estimated cost of warranties at the time revenue is recognized. The accrual is consistent with our actual claims experience. Should actual warranty claim rates differ from our estimates, revisions to the liability would be required.

Net Income (Loss) Per Common Share

Basic net (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 8).

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

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations. All other legal expenses, including all other litigation expense and public company legal expense are included in selling, general, and administrative expenses in our consolidated statement of operations. The legal expense included in selling, general and administrative expenses during fiscal 2016 and 2015 was $0.1 million, respectively. The legal expense included in research and development expenses during fiscal 2016 and 2015 was $0.2 million and $0.3 million, respectively. The total legal expense included during fiscal 2016 and 2015 was $0.3 million and $0.4 million, respectively.

 Subsequent Events

Management has evaluated events subsequent to January 31, 2016 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

3.	Supplier Concentration

The suppliers comprising 10 percent or more of our gross accounts receivable due from suppliers at either January 31, 2016 or 2015 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2016		2015
Total gross accounts receivable due from suppliers	$122	100%	$122	100%
Supplier concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	100%
	$122	100%	$122	100%

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

The suppliers and other vendors comprising 10 percent or more of our gross accounts payable at either January 31, 2016 or 2015 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2016		2015

Total gross accounts payable	$883	100%	$737	100%
Supplier concentration:
Pillsbury Winthrop Shaw Pittman, LLP	432	49%	432	59%
	$432	49%	$432	59%

Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 10 and 11). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million and the remaining balance of $0.4 million (“the Balance”) was modified and is to be paid, if at all, in the event Comarco obtains any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of the Targus Lawsuit and/or any of the additional lawsuits. The amount payable shall be equal to the Balance plus 20% per annum, compounded annually from the Effective Date of May 28, 2014. In connection with this partial repayment, no gain was recognized.

4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,	January 31,
	2016	2015

Office furnishing and fixtures	$605	$605
Equipment	973	973
Purchased software	66	66
	1,644	1,644
Less: Accumulated depreciation and amortization	(1,642)	(1,636)
	$2	$8

Depreciation and amortization expense for fiscal 2016 and fiscal 2015 totaled $6,000, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,	January 31,
	2016	2015

Uninvoiced materials and services received	$331	$331
Accrued legal and professional fees	169	138
Accrued payroll and related expenses	33	38
Accrued warranty	4	4
Other	150	337
	$687	$848

As of January 31, 2016, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, respectively, included in accrued liabilities, were due to Zheng Ge Electrical Co. Ltd. (“Zheng Ge”). As discussed in Notes 2 and 3 above, we dispute our obligation to pay Zheng Ge due to the recall of the Bronx product.

6.	Income Taxes

Income tax expense on a consolidated basis consists of the following amounts (in thousands):

	Years Ended January 31,
	2016	2015
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	4	42
Deferred	—	—
Foreign:
Current	—	—
	$4	$42

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended January 31,
	2016		2015
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
(Loss)/Income from operations before income taxes	$(1,346)	100%	$6,082	100%

Computed “expected” income tax benefit on loss from operations before income taxes	$(538)	34%	$2,068	34%
State tax, net of federal benefit	(73)	6%	387	6%
Tax credits	—	0%	—	0%
Change in valuation allowance	626	(39)%	(569)	(9)%
Permanent differences	1	2%	118)	2%
Return to provision adjustments	—	0%	—	0%
Change in state tax rate	—	0%	(1,978)	(32)%
Other, net	(12)	(1)%	16	0%
Income tax expense	$4	0%	$42	1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2016 and 2015 are as follows (in thousands):

	January 31,
	2016	2015
Deferred tax assets:
Property and equipment, principally due to differing depreciation methods	153	161
Accruals and reserves	145	206
Net research and manufacturer investment credit carryforwards	2,325	2,325
Net operating losses	13,832	13,151
AMT credit carryforwards	136	136
Stock based compensation	140	127
Other	—	—
Total gross deferred tax assets	16,731	16,106
Less: valuation allowance	(16,731)	(16,106)
Net deferred tax assets	$—	$—

We have federal and state research and experimentation credit carryforwards of $1.7 million and $2.1 million, respectively, which expire through 2032. We have a net operating loss carryforward of $35.8 million for federal and $28.7 million for state, which expire in increments through 2033.

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a full valuation allowance for deferred tax assets as of January 31, 2016, an increase of $0.6 million during the fiscal year, based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence utilize, the deferred tax assets.

A reconciliation of the beginning balance of our unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2015	$777
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	10
Tax positions of prior years	—
Balance at January 31, 2016	$767

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

7.	Stock Compensation

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

During fiscal 2016, 350,000 stock options were granted and no restricted stock units were granted. The fair value of the 350,000 options granted under our stock option plans during the year ended January 31, 2016 was estimated on the date of grant using the following weighted average assumptions:

Year Ended January 31, 2016
Weighted average risk-free interest rate	2%
Expected life (in years)	10
Expected stock volatility	152%
Dividend yield	-
Expected forfeitures	-

Estimated expected forfeitures is 0 as remaining stock options were granted to our CEO and board of directors and we do not expect future forfeitures.

During fiscal 2015, no restricted stock shares or stock options were granted.

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

The stock-based compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Years Ended January 31,
	2016	2015
Stock-based compensation expense	$41	$48
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)

The total compensation cost related to non-vested awards not yet recognized is approximately $17,000, which will be expensed over a weighted average remaining life of 5 months.

Transactions and other information related to restricted stock granted under these plans for the year ended January 31, 2016 and 2015 are summarized below:

	Outstanding Restricted Stock
	Number of Shares	Weighted-Ave Exercise Price
Balance, January 31, 2014	420,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(30,000)	0.18
Balance, January 31, 2015	390,000	$0.18
Restricted stock granted	-	-
Restricted stock forfeited	(40,000)	0.18
Restricted stock vested	(350,000)	0.18
Balance, January 31, 2016	-	$0.18

At January 31, 2016 and 2015, the stock awards outstanding had no intrinsic value based upon closing market price of $0.11 and $0.14 per share, respectively.

The following table summarizes information about stock awards outstanding at January 31, 2016:

	Awards Outstanding			Options Exercisable
Range of Exercise/Grant Prices	Number Outstanding	Weighted-Ave Remaining Contractual Life	Weighted-Ave Exercise/Grant Price	Number Exercisable	Weighted-Ave Exercise Price
$0.14	250,000	9.38	$0.14	0	$0.14
$0.16	100,000	9.34	$0.16	0	$0.16
$0.40	465,000	6.70	$0.40	465,000	$0.40
$1.09	100,000	2.78	$1.09	60,000	$1.09
$4.53	15,000	2.08	$4.53	15,000	$4.53
$10.43	20,000	0.38	$10.43	20,000	$10.43
	950,000		0.66	560,000	0.94

Transactions and other information related to stock options granted under these plans for the years ended January 31, 2016 and 2015 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Ave. Exercise Price
Balance, January 31, 2014	638,500	$1.22
Options granted	-	-
Options canceled or expired	(38,500)	5.32
Options exercise	-	-
Balance, January 31, 2015	600,000	$0.96
Options granted	350,000	0.15
Options canceled or expired	-	-
Options exercise	-	-
Balance, January 31, 2016	950,000	$0.66
Stock Options Exercisable at January 31, 2016	560,000	$0.94

There were 560,000 stock options exercisable at January 31, 2016 at a weighted-average exercise price of $0.94. Shares available under the plans for future grants at January 31, 2016 were 129,724.

8.	Net (Loss) Income Per Share

We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities. Because we incurred net losses for the fiscal year ended January 31, 2016, basic and diluted loss per share were the same because the inclusion of 647,000, as of January 31, 2016, potential common shares related to outstanding stock awards in the calculation would have been antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Year Ended
	2016	2015

Net (loss) income	$(1,346)	$6,040
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,652	14,684
Basic net (loss) income per share	$(0.09)	$0.41
Diluted net (loss) inome per share:
Weighted average shares outstanding - basic	14,652	14,684
Effect of potentially dilutive securities	-	179
Weighted average shares outstanding - diluted	14,652	14,863
Diluted net (loss) income per share	$(0.09)	$0.41

9.	Employee Benefit Plans

We have a Savings and Retirement Plan (the “Plan”) that provides benefits to eligible employees. Under the Plan, as amended and restated effective February 1, 2012, employees are eligible to participate on the first of the month following 30 days of employment, provided they are at least 18 years of age, by contributing between 1 percent and 20 percent of pre-tax earnings. Company contributions match employee contributions at levels as specified in the Plan document. In addition, we may contribute a portion of our net profits as determined by our Board of Directors. Participants are vested immediately in their voluntary contributions plus actual earnings thereon. Company contributions plus actual earnings thereon generally vest ratably over a four year period. Company contributions, which consist of matching contributions, with respect to the Plan for the years ended January 31, 2016 and 2015 were approximately $0.

We have obligations to match employee contributions made to the Plan. Generally, our obligation is equal to 100 percent of up to 5 percent of employees’ contribution amounts. If we are unable to meet the requisite matching, the Plan may need to be amended.

10.	Commitments and Contingencies

Rental commitments under non-cancelable operating leases, principally on our office space, are payable as follows (in thousands):

Operating Leases
Fiscal Year:
2017	152
Total minimum lease payments	$152

Rental expense for each of the years ended January 31, 2016 and 2015 was approximately $0.3 million.

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

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2016 and 2015, no compensation expense has been accrued under this deferred compensation plan as its goal was not achieved.

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

12.	Subsequent Events

On March 10, 2014, we filed a lawsuit against Targus Group International, Inc. for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

In February 2016, we moved our headquarters to Laguna Niguel and entered into new lease agreement that expires in August 2016. In addition, we are subletting the office space that was our previous headquarters. The lease for the former headquarter facility and the sublease expire on August 31, 2016.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the periodic reports that we file or submit with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have concluded that, as of January 31, 2016, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2016. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal year ended January 31, 2016 did not result in any particular deficiency in our financial reporting for the fiscal year, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2016, and delivered to shareholders in connection with our 2016 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2016, and delivered to shareholders in connection with our 2016 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2016, and delivered to shareholders in connection with our 2016 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2016, and delivered to shareholders in connection with our 2016 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2016, and delivered to shareholders in connection with our 2016 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements (See Item 8 of this report)

	2.	Financial Statement Schedule:

The following additional information for the years ended January 31, 2016 and 2015 is submitted herewith:

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

10.6	Mutual Release of All Claims executed between Comarco, Inc. and Hartford Casualty Insurance Company and Hartford Insurance Company of the Midwest on August 26, 2013 is incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10 Q filed with the Securities and Exchange Commission on December 13, 2013.**

10.7	Settlement Agreement and Release, effective May 15, 2014, between Comarco, Inc. and Chicony Power Technology, Co. Ltd. is incorporated herein by reference to Exhibit 10 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2014.

10.8	Amendment and Release Agreement, dated August 13, 2014, by and among Broadwood Partners, L.P., Comarco, Inc. and Comarco Wireless Technologies, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

10.9	Amended and Restated Common Stock Purchase Warrant, dated August 13, 2014, issued by Comarco, Inc. to Broadwood Partners, L.P. is incorporated herein by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

10.10	Confidential Settlement Agreement and License, dated March 26, 2016, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Targus International LLC, and FT 1, Inc. (formerly known as Targus Group International, Inc.).**†

Other Exhibits

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, PETERSON, MIRANDA &WILLIAMSON, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Ω

†	Filed herewith.
+	Furnished herewith.
*	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15 of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2016.

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

Signature	Title	Date

/s/ THOMAS W. LANNI	President and Chief Executive Officer	April 29, 2016
Thomas W. Lanni	(Principal Executive Officer), Director

/s/ JANET N. GUTKIN	Chief Accounting Officer	April 29, 2016
Janet N. Gutkin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board,	April 29, 2016
Louis E. Silverman	Director

/s/ WAYNE CADWALLADER	Director	April 29, 2016
Wayne Cadwallader

/s/ RICHARD T. LEBUHN	Director	April 29, 2016
Richard T. LeBuhn

/s/ MICHAEL R. LEVIN	Director	April 29, 2016
Michael R. Levin

COMARCO, INC. AND SUBSIDIARY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended January 31, 2016 and 2015

(In thousands)

	Balance at Beginning of Year	Charged to Cost and Expense (Recovery)	Deductions	Other Changes Add (Deduct)	Balance at End of Year
Allowance for doubtful accounts and provision for unbilled receivables (deducted from accounts receivable):
Year ended January 31, 2016	$—	$—	$—	$—	$—
Year ended January 31, 2015	$40	$—	$—	$(40)	$—
Allowance for deferred tax assets:
Year ended January 31, 2016	$16,106	$—	$—	$625	$16,731
Year ended January 31, 2015	$16,675	$—	$—	$(569)	$16,106