Form 10-K/A
period 2016-01-31
COMARCO INC
filed 2016-05-31
CIK 22252

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

Commission File Number 000-05449

COMARCO, INC.

(Exact name of registrant as specified in its charter)

California (State or Other Jurisdiction of Incorporation or Organization) 28202 Cabot Road, Suite 300, Laguna Niguel, CA (Address of Principal Executive Offices)	95-2088894 (I.R.S. Employer Identification No.) 92677 (Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of May 30, 2016 was 14,684,165.

Documents incorporated by reference:

None

COMARCO, INC.

FORM 10-K/A

Amendment No. 1

FOR THE FISCAL YEAR ENDED JANUARY 31, 2016

i

EXPLANATORY NOTE

Comarco, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended January 31, 2016 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended January 31, 2016, and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the April 30, 2016 filing of our Report nor does it modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information concerning the Company’s current directors and is followed by a brief biography of each director.

			Year First	Other Public
			Elected/Appointed	Company Directorships
Name	Age	Principal Comarco Position	As Director	(Past Five Years)
Wayne G. Cadwallader	59	Director	2011	Orbit International, Corp.
Thomas W. Lanni	62	Director and President and Chief Executive Officer	2011	None
Richard T. LeBuhn	51	Director	2008	Asterias Biotherapeutics, Inc.
Michael R. Levin	53	Director	2011	None
Louis E. Silverman	57	Chairman of the Board	2012	Questcor Pharmaceuticals, Inc., STAAR Surgical Co

Wayne Cadwallader is Managing Partner — Research for Elkhorn Partners Limited Partners, a long-time investor in Comarco, that beneficially owns approximately 47% of our outstanding common stock as of the record date for the Annual Meeting. An experienced securities analyst, Mr. Cadwallader has extensive knowledge of numerous industries including technology, insurance, retail, manufacturing, and real estate. Mr. Cadwallader also has substantial expertise in information technology gained through numerous management positions and in management consulting. Prior to joining Elkhorn Partners, Mr. Cadwallader worked for Hamblin Watsa Investment Counsel Ltd., from October 2000 to June 2010, a subsidiary of Fairfax Financial Ltd., where he was promoted from Associate Investment Analyst to Senior Investment Analyst. Mr. Cadwallader was part of the investment team at Hamblin Watsa Investment Counsel managing Fairfax Financials’ $22.0 billion in assets. In this capacity, his focus was primarily equity research and to some extent bond research with a focus on North America and to a lesser extent European stocks across a wide range of industries. He was also involved in a number of corporate debt restructurings. From 1998 to 2000, Mr. Cadwallader ran his own information technology consulting firm. The firm placed consultants with companies to develop application software and he personally managed numerous Y2K projects. Mr. Cadwallader currently serves as a director of Orbit International, Corp. that trades on the OTC market.

Mr. Cadwallader’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience as an investor in public companies, including technology related companies, and his extensive financial analyst background as well as his experience in serving as a director of another public company.

Thomas Lanni was appointed to the Board, and to serve as President and Chief Executive Officer of the Company, on August 15, 2011. Mr. Lanni joined the Company in 1994 as General Manager for the ChargeSource Division. In February 2004, he became Vice President and Chief Technology Officer. Mr. Lanni has more than 30 years’ experience in the technology of power systems. From 1992 to 1994, he was President of Power Conversion Technologies, Inc. (“PCTI”), a company that provides advanced power electronics solutions to military and commercial industrial customers. From 1987 to 1992, he was Vice President of Engineering at Bruno New York Industries, Inc., a military weaponry specialist firm. From 1982 to 1987, he was Engineering Group Leader at Aerospace Avionics, Inc., a company whose various manufacturing activities are carried out through its Aerospace, Specialty Engineering, Medical and Detection divisions.

Mr. Lanni’s qualifications to serve on our Board of Directors include, amongst others, his extensive experience and history with the Company, his management experience and his engineering background especially in the field of power systems.

Richard LeBuhn has served since June 2006 as Senior Vice President of Broadwood Capital, Inc., a private investment company that beneficially owns approximately 23% of our outstanding common stock as of the record date for the Annual Meeting. Since April 2014, Mr. LeBuhn has served as director on the board of Asterias Biotherapeutics, Inc. Previously, Mr. LeBuhn was Principal of Broadfield Capital Management, LLC, a private investment firm, from 2005 to 2006, and Vice President of Derchin Management, a private investment firm, from July 2002 to May 2005. Earlier in his career, Mr. LeBuhn founded and was Managing Member of Triple Eight Capital, LLC, an investment analysis and financial advisory firm, was Managing Director of Craig Drill Capital, Inc., a private investment firm, and served as an operating business manager for Chubb and Son, Inc., the property and casualty insurance division of The Chubb Corporation. Mr. LeBuhn graduated from St. Lawrence University with a BA in Economics in 1988. He received a MBA in Finance with Distinction from Columbia University Graduate School of Business in 1996.

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

Executive Officers

The following table sets forth information as of May 30, 2016 concerning the executive officers of the Company (other than Mr. Lanni, whose biographical information appears in the disclosure under the Directors section above) and its subsidiary, Comarco Wireless Technologies, Inc. The officer serves at the pleasure of the Board of Directors.

Name	Age	Position
Janet Nguyen Gutkin	43	Chief Accounting Officer and Corporate Secretary

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

Corporate Governance

The Audit Committee has adopted a Code of Ethics for Senior Financial Officers to promote and provide for honest and ethical conduct by the Company’s Senior Financial Officers, as well as for full, fair, accurate and timely financial management and reporting. The Company’s Senior Financial Officers include the Chief Executive Officer and the Chief Accounting Officer. The Company expects these financial officers to act in accordance with the highest standards of professional integrity, to: provide full and accurate disclosure in reports and other documents filed with the SEC, other regulators and in any public communications; comply with all applicable laws, rules and regulations; and deter wrongdoing. The Code of Ethics for Senior Financial Officers is available on the Company’s website at www.comarco.com. We will post any amendment to this code, as well as any waivers that are required to be disclosed by the rules of the SEC, on our website promptly following the date of such amendment or waiver. The Company will provide a copy of this document to any person, without charge, upon receipt of a request addressed to the Corporate Secretary at Comarco, Inc., 28202 Cabot Road, Suite 300, Laguna Niguel, CA 92677.

Audit Committee

The Audit Committee monitors the quality and integrity of the Company’s financial statements, internal controls, risk management and legal and regulatory compliance. In addition, the Audit Committee oversees the accounting and financial reporting processes and the audits of the Company’s financial statements, including monitoring the independence, qualifications and performance of the Company’s independent registered public accounting firm. In this capacity, the Audit Committee: (i) determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm; (ii) pre-approves all audit and permitted non-audit services; and (iii) reviews the scope and results of each fiscal year’s outside audit. The fiscal 2016 members of the Audit Committee were Messrs. Levin, who chaired the committee, and Borowiec. The Board determined that the members of the Audit Committee during fiscal 2016 were independent as defined under Rule 10A-3(b) promulgated by the Securities and Exchange Commission (the “SEC”) and that both Messrs. Mulroy and Levin satisfied the requirements of an “audit committee financial expert” for purposes of the rules and regulations of the SEC. Additionally, the Board determined that each of Messrs. Levin, Borowiec and Mulroy understood fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Audit Committee met four times during fiscal 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules issued thereunder, the Company’s executive officers, directors and persons that own more than 10 percent of the Company’s common stock are required to file with the SEC reports of ownership and changes in ownership of common stock and furnish the Company copies of all such reports.

The Company believes that during fiscal year ended January 31, 2016, its executive officers, directors and persons that owned more than 10 percent of the Company’s common stock complied with the Section 16(a) reporting requirements on a timely basis, based on the reports received by the Company or written certifications received by the Company from its executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation earned by our President and Chief Executive Officer for fiscal 2016 and 2015, who was the only executive officer whose compensation exceeded $100,000 for the fiscal 2015 (the “Named Executive Officer”). The amounts shown include compensation for services in all capacities that were provided to the Company.

Summary Compensation Table

			Equity	Vacation	All Other
Name and		Salary (4)	Awards(1)	Payouts	Compensation(2)	Total
Principal Position	Year	($)	($)	($)	($)	($)
Thomas W. Lanni	2016	$128,842	$10,667	$17,208	$47,268	$203,985
President & Chief Executive Officer.	2015	$179,728	$12,000	$13,270	$61,750	$266,748

(1)

This column represents the grant date fair value of restricted stock units granted to the Named Executive Officers in fiscal 2016 and 2015, in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The assumptions used in calculating the fair value of these stock options can be found under Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016. On June 1, 2015, Mr. Lanni was granted 100,000 stock options. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(2)	The amounts reported above under the heading “All Other Compensation” consist of the following:

		All Other Compensation ($)
Name	Year	Insurance Premiums	401(k) Contributions	Total
Thomas W. Lanni	2016	$47,268	$—	$47,268
	2015	$61,750	$—	$61,750

(3)

This column represents salary earned. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2016, no expense has been accrued under this deferred compensation plan as its goal was not achieved. As of January 31, 2016, $92,000 was deferred for Mr. Lanni under this deferred compensation plan.

2016 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information with respect to grants of plan-based awards to the Named Executive Officers at January 31, 2016.

Option Awards
	Number of Securities Underlying Unexercised Options			Option
Name	Exercisable (#)	Unexercisable (#)		Exercise Price ($)	Option Expiration Date
Thomas W. Lanni	20,000	—		$10.43	6/19/2016
	60,000	40,000	(1)	$1.09	11/11/2018
	—	100,000		$0.16	6/1/2025

(1)	These shares will vest when and if the closing price of the Company’s common stock is $5.00 or greater for 90 consecutive days.

Potential Payments Upon Change of Control

The Company and Mr. Lanni are parties to a Severance Compensation Agreement, which provides that, if, within 24 months following a “Change in Control” (as defined in the agreement), he is terminated by us other than for “Cause” (as defined in the agreement) or ceases to be employed by us for reasons other than because of death, disability, retirement or Cause, or he terminates his employment with us for “Good Reason” (as defined in the agreement), then he is entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus assuming 100 percent satisfaction of all performance goals thereunder. Assuming, hypothetically, that the relevant triggering events took place on January 31, 2016, the last day of fiscal 2016, Mr. Lanni would have been entitled to receive $230,000 under such agreement.

Non-Employee Director Compensation

The annual cash retainer payable in fiscal year ended January 31, 2016 to our non-employee directors was $7,800 per year. Additional annual retainers for the Audit Committee Chairman, Compensation Committee Chairman and Nominating and Governance Chairman were $2,400, $1,200 and $1,200, respectively. Effective May 1, 2013, the additional retainer paid to the Chairman of the Board was $84,000 based on the significant commitment required. Beginning January 1, 2016, the Chairman of the Board’s annual retainer was reduced to $54,000. Non-employee directors who serve on, but do not chair, a committee of the Board are not paid any separate annual retainers for service on such committee. No separate meeting fees are paid for attendance at any Board or committee meetings. From time to time we may grant equity-based compensation to our non-employee directors, but we do not have any formal policy under which such grants are made.

Director Compensation Table

The following table details the cash retainers and fees, as well as equity compensation in the form of stock awards earned by our non-employee directors during fiscal 2016:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Paul Borowiec	$7,800	$4,667	$12,467
Wayne G. Cadwallader	$9,000	$4,667	$13,667
Richard T. LeBuhn	$9,000	$4,667	$13,667
Michael R. Levin	$10,200	$4,667	$14,867
Louis E. Silverman	$84,000	$4,667	$88,667

(1)

This column also represents fees earned or paid in cash. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2016, no expense has been accrued under this deferred compensation plan as its goal was not achieved. The following represents amounts deferred as of January 31, 2016:

Name	Amounts deferredunder deferred compensation plan ($)
Paul Borowiec	$20,400
Wayne G. Cadwallader	$20,400
Richard T. LeBuhn	$20,400
Michael R. Levin	$20,400
Louis E. Silverman	$240,000

(2)

This column represents the grant date fair value of stock options granted to the non-employee directors in fiscal 2016, in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. On June 1, 2015, Mr. Lanni was granted 100,000 stock options. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of May 30, 2016 by:

●	each member of the Board;

●	the Company’s Named Executive Officer;

●	all of the Company’s directors and Named Executive Officer as a group; and

●	each person or entity known to the Company that beneficially owns more than 5 percent of the Company’s common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated below, the address of each beneficial owner is c/o Comarco, Inc., 28202 Cabot Road, Suite 300, Laguna Niguel, CA 92677. Unless otherwise indicated below, the Company believes that each of the persons listed in the table (subject to applicable community property laws) has the sole power to vote and to dispose of the shares listed opposite the shareholder’s name.

The percentages of common stock beneficially owned are based on 14,644,165 shares of the Company’s common stock outstanding at May 30, 2016.

	Number of
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class
Paul Borowiec	1,467,947	(1)	10.0%
Wayne G. Cadwallader(6)	213,453	(2)	1.5%
Thomas W. Lanni(6)	480,470	(2)	3.3%
Richard T. LeBuhn(6)	260,754	(2)	1.8%
Michael R. Levin	170,052	(2)	1.2%
Louis E. Silverman	350,952	(2)	2.4%

All Directors, Director Nominees and the Named Executive Officer as a group (6 persons)	2,943,628	(2)	20.1%

Broadwood Partners, L.P. Broadwood Capital, Inc. Neal Bradsher 724 Fifth Avenue, 9th FloorNew York, New York 10019	3,914,136	(3)	26.7%

Elkhorn Partners Limited Partnership 222 Skyline Drive Elkhorn, NE 68022	6,939,872	(4)	47.4%

Norfield Capital, LLC 47 Lois Street Norwalk, CT 06851	1,432,947	(1)	9.8%

___________

*	Indicates less than 1 percent of the outstanding shares of common stock.

(1)

Based on a Schedule 13G filed with the SEC on April 27, 2015 by Norfield Capital LLC (“Norfield”) and Pawel (“Paul”) Borowiec. Norfield and Mr. Borowiec have shared power voting and dispositive power for 1,432,947 shares. Mr. Borowiec has the sole voting and dispositive power for 75,000 shares.

(2)

Includes shares which the person has the right to acquire within 60 days of May 30, 2016. For Messrs. Cadwallader, Lanni, LeBuhn, Levin and Silverman, 70,953, 220,000, 85,953, 70,953 and 275,952 shares listed in this column, respectively, include shares which may be acquired through the exercise of stock options. For all current directors and executive officers as a group, the shares indicated in this column include an aggregate of 723,811 shares that may be acquired through the exercise of stock options.

(3)

Includes an aggregate of 2,350,000 shares that may be acquired through the exercise of common stock purchase warrants, which Broadwood Partners L.P. has the right to exercise within 60 days of January 4, 2016. Based on a Schedule 13D (Amendment 12) filed with the SEC on August 13, 2014 by Broadwood Partners, L.P. (“Broadwood Partners”), Broadwood Capital, Inc. (“Broadwood Capital”), the general partner of Broadwood Partners and Neal C. Bradsher, the President of Broadwood Capital. Broadwood Partners and Broadwood Capital have shared power voting and dispositive power for 3,898,636 shares; however, Broadwood Partners and Broadwood Capital specifically disclaim beneficial ownership of such shares. Neal C. Bradsher has the sole voting and dispositive power for 15,500 shares and the shared voting and dispositive power for 3,914,136.

(4)	Based on a Schedule 13D (Amendment 8) filed with the SEC on February 13, 2013 by Elkhorn Partners Limited Partnership, which has sole voting and dispositive power for 6,939,872 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Transactions with Related Persons

Broadwood Amendment and Release Agreement

Since February 1, 2015, the Company has not been a party to, and has no plans to be a party to, any transaction or series of transactions in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

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

Director Independence

The Board has determined that, except for Mr. Lanni, each individual who served as a member of the Board during fiscal year 2016 was an “independent director” within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. Mr. Lanni was not considered independent as he was employed by the Company as its President and Chief Executive Officer during fiscal 2015. Each of the Company’s current directors (excluding Mr. Lanni) are independent directors within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules. While none of the Company’s securities are listed for trading on the NASDAQ stock market and the company is therefore not required to meet the NASDAQ Listing Rules, the Board has elected to maintain the independence standards of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has appointed Squar, Milner, Peterson, Miranda & Williamson LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2016.

Audit Fees

The aggregate fees incurred and payable to Squar Milner for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements during fiscal years ended January 31, 2016 and 2015 were approximately $70,000 and $79,000, respectively.

Audit-Related Fees

No expenses were incurred during fiscal years ended January 31, 2016 and 2015.

Tax Fees

In fiscal years ended January 31, 2016 and 2015, we engaged Squar Milner to assist us with preparation of the Company’s tax returns and incurred fees during these years of approximately $15,000, respectively.

All Other Fees

We paid Squar Milner approximately $11,000 each year for the audit of our Savings and Retirement Plan in fiscal year ended January 31, 2016 and fiscal year ended January 31, 2015, for the audits of our plan years ending December 31, 2015 and 2014, respectively.

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in advance by the Audit Committee. All of the services provided in fiscal years ended January 31, 2016 and 2015 were pre-approved.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2016.

COMARCO, INC.

May 27, 2016	By:	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

May 27, 2016	By:	/s/ JANET N. GUTKIN
Janet N. Gutkin
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.