Form 10-Q
period 2016-04-30
COMARCO INC
filed 2016-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

April 30, 2016

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

28202 Cabot Road, Laguna Niguel, Suite 300, California 92677

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

The registrant had 14,644,165 shares of common stock outstanding as of June 14, 2016.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED April 30, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	Unaudited
	April 30,	January 31,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,447	$680
Accounts receivable	122	122
Other current assets	76	41
Total current assets	1,645	843
Property and equipment, net	1	2
Restricted cash	77	77
Total assets	$1,723	$922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$379	$883
Accrued liabilities	655	687
Total current liabilities	1,034	1,570
Total liabilities	1,034	1,570

Commitments and Contingencies (see Note 8)

Stockholders' Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,644,165 shares issued and outstanding at April 30, 2016 and January 31, 2016, respectively	1,464	1,464
Additional paid-in capital	18,378	18,367
Accumulated deficit	(19,153)	(20,479)
Total stockholders' equity (deficit)	689	(648)
Total liabilities and stockholders' equity (deficit)	$1,723	$922

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended April 30,
	2016	2015
Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Selling, general and administrative expenses	184	311
Engineering and support expenses	180	-
	364	311
Operating loss	(364)	(311)
Other income, net - litigation settlement	1,688	-

Income (loss) from operations before income taxes	1,324	(311)
Income tax expense	-	-
Net income (loss)	$1,324	$(311)

Basic income (loss) per share:	$0.09	$(0.02)
Diluted income (loss) per share:	$0.09	$(0.02)

Weighted-average shares outstanding:
Basic	14,644	14,674
Diluted	14,644	14,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,324	$(311)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1	2
Stock-based compensation expense	13	7
Changes in operating assets and liabilities
Other current assets	(35)	(39)
Accounts payable	(504)	(3)
Accrued liabilities	(32)	(65)
Income taxes	-	(40)
Net cash provided by (used in) operating activities	767	(449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activites	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	767	(449)
Cash and cash equivalents, beginning of period	680	2,140
Cash and cash equivalents, end of period	$1,447	$1,691

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

On March 10, 2014, we filed a lawsuit in federal court against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from the aforementioned litigation.

Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products (as defined below), as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party original equipment manufacturers (“OEMs”). “Licensed Products” means any power adaptor or power supply incorporating patents or other intellectual property owned or licensed by us.

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have sought confidential treatment from the Securities and Exchange Commission (“SEC”) of the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request.

Two of our other recent litigation matters have also concluded. In the Chicony Power Technology, Co. Ltd., (“Chicony”) matter, effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between us and Chicony arising from the litigation. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million, which was paid in May 2014. Of the $7.6 million, we retained $6.5 million, after distributing $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. In our litigation with ACCO Brands USA LLC and its Kensington Computer Products Group division (collectively “Kensington”), on February 4, 2014, we entered into a confidential settlement and licensing agreement with an effective date of February 1, 2014 that established a forward royalty program and dismissed all claims between the two parties arising from this matter.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. We intend to vigorously pursue our rights in this case, although the outcome of this matter is not determinable as of the date of this report.

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

We had working capital of approximately $0.6 million as of April 30, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services for our former Bronx product, which was subsequently subject to recall (see Note 6). The $0.1 million remaing balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). During Q1 fiscal 2017, we paid Pillsbury $0.4 million as a result of the Settlement Agreement with Targus and owe a balance of approximately $0.1 million. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital, will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our future liquidity needs.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of April 30, 2016, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of April 30, 2016 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2016 (the “2016 Form 10-K”), which was filed with the SEC on April 30, 2016. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in the 2016 Form 10-K. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2017.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Principles of Consolidation

The unaudited interim condensed consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT, its wholly owned subsidiary. All material intercompany balances, transactions, and profits and losses have been eliminated.

Cash and Cash Equivalents

All highly liquid investments with original maturity dates of three months or less when acquired are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown in the consolidated financial statements. Cash and cash equivalents are generally maintained in uninsured accounts, which are subject to investment risk including possible loss of principal invested.

Accounts Receivable Due from Suppliers

Previously, when we were engaged in our traditional operations of producing charging solutions for battery powered devices, we were often able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially true when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. As of October 31, 2015, the entire accounts receivable due from suppliers was from Zheng Ge, a tip supplier for our Bronx product, which was subject to a recall. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.   As of April 30, 2016, we owe Zheng Ge $0.6 million for contract manufacturing services. Although we currently have no legal right to offset the $0.6 million owed by us, it is possible that an ultimate resolution with Zheng Ge may include a net settlement. Accordingly, we did not provide an allowance for doubtful accounts against the Zheng Ge receivable.

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represent a $77,000 letter of credit that serves as the security deposit for our corporate office lease that was our previous headquarters. We are subletting the office space that was our previous headquarters. The lease for the former headquarter facility and the sublease expire on August 31, 2016.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of the impairment of long-lived assets, valuation allowances for deferred tax assets, and determination of stock-based compensation.

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

We grant stock awards for a fixed number of shares to employees, consultants, and directors pursuant to the our shareholder-approved equity incentive plans.

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

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months
	April 30,
	2016	2015
Stock-based compensation expense	$13	$7
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is approximately $4,000.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended April 30, 2016 and 2015, no stock options and no restricted stock units were granted.

Transactions and other information related to stock options granted under these plans for the three months ended April 30, 2016 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2016	950,000	$0.66
Options granted	-	-
Options canceled or expired	(90,000)	-
Options exercise	-	-
Balance, April 30, 2016	860,000	$0.70
Stock Options Exercisable at April 30, 2016	520,000	$0.98

As of April 30, 2016, the stock awards outstanding have an aggregate intrinsic value of $600, based on a closing market price of $0.16 per share on April 30, 2016. The following table summarizes information about the Company’s stock awards outstanding at April 30, 2016:

	Awards Outstanding			Options Exercisable
		Weighted-Ave.
Range of	Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices	Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.14	200,000	9.14	$0.14	0	$0.14
$0.16	100,000	9.09	$0.16	0	$0.16
$0.40	425,000	6.26	$0.40	425,000	$0.40
$1.09	100,000	2.53	$1.09	60,000	$1.09
$4.53	15,000	1.84	$4.53	15,000	$4.53
$10.43	20,000	0.14	$10.43	20,000	$10.43
	860,000		$0.70	520,000	$0.98

Shares available under the plans for future grants at April 30, 2016 were 219,724.

5.	Net Income (Loss) Per Share

We calculate basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities. Because we incurred a net loss for the three months ended April 30, 2015, basic and diluted loss per share for this period was the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

Potential common shares of 3,073,736 and 2,950,000 relating to outstanding stock awards to directors and our employee, respectively, have been excluded from diluted weighted average common shares for the three months ended April 30, 2016 and 2015 respectively, as the effect would have been antidilutive.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net income (loss). In the tables below, “Net income (loss)” represents the numerator and “shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended April 30,
	2016	2015

Net income (loss)	$1,324	$(311)
Basic net loss per share:
Weighted-average shares outstanding-Basic	14,644	14,674
Basic net income (loss) per share	$0.09	$(0.02)
Diluted net income (loss) per share:
Weighted average shares outstanding - basic	14,644	14,674
Effect of potentially dilutive securities	-	-
Weighted average shares outstanding - diluted	14,644	14,674
Diluted income (loss) per share	$0.09	$(0.02)

6.	Supplier Concentrations

The suppliers comprising 10 percent or more of the Company’s gross accounts receivable due from suppliers at either April 30, 2016 and January 31, 2016 are listed below (in thousands, except percentages).

	As of April 30,		As of January 31,
	2016		2016
Total gross accounts receivable due from suppliers	$122	100%	$122	100%
Supplier concentration:
Zheng Ge Electrical Co., Ltd.	$122	100%	$122	100%
	$122	100%	$122	100%

Zheng Ge was a tip supplier for our Bronx product, which was subject to a recall. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall. Likewise, Zheng Ge ceased paying us.

The companies comprising 10 percent or more of our gross accounts payable at either April 30, 2016 and January 31, 2016 are listed below (in thousands, except percentages).

	As of April 30,		As of January 31,
	2016		2016

Total gross accounts payable	$379	100%	$737	100%
Supplier concentration:
Pillsbury Winthrop Shaw Pittman, LLP	62	16%	432	59%
	$62	16%	$432	59%

Pillsbury was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 9). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million with the remaining balance of $0.4 million (the “Balance”) to be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, after May 28, 2014 from or as a result of any of our current or future lawsuits related to our intellectual property. The amount payable was to equal to the Balance plus 20% per annum, compounded annually from May 28, 2014. In connection with the $1.5 million lump-sum partial repayment, no gain was recognized. In April 2016, we paid Pillsbury approximately $0.4 million as a result of the settlement agreement with Targus. The remaining balance is approximately $0.1 million.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Accrued Liabilities

	April 30,	January 31,
	2016	2016

Uninvoiced materials and services received	$331	$331
Accrued legal and professional fees	169	169
Accrued payroll and related expenses	9	33
Accrued warranty	4	4
Other	142	150
	$655	$687

As of April 30, 2016, approximately $0.3 million or 98 percent of total uninvoiced materials and services of $0.3 million, included in accrued liabilities, were due to Zheng Ge. As discussed in Notes 2 and 3 above, we dispute our obligation to pay Zheng Ge due to the recall of the Bronx product.

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

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of April 30, 2016 no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

On March 10, 2014, we filed a lawsuit in federal court against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from the aforementioned litigation.

Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products (as defined below), as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party original equipment manufacturers (“OEMs”). “Licensed Products” means any power adaptor or power supply incorporating patents or other intellectual property owned or licensed by us.

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have sought confidential treatment from the SEC of the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request.

On April 26, 2011, Chicony, the contract manufacturer of the Bronx product that was the subject of a product recall, filed a complaint against us for breach of contract, seeking payment of $1.2 million for the alleged non-payment by us of amounts alleged by Chicony to be due it for products purchased from it by us. We denied liability and filed a cross-complaint on May 13, 2011 seeking the recovery of damages of $4.9 million caused by Chicony's failure to adhere to our technical specifications when manufacturing the Bronx product, which we believe resulted in the recall of the product. On April 16, 2013, the court approved our first-amended cross-complaint, which added intentional interference to our complaint and increased the damages we were seeking to at least $15.0 million. On February 4, 2014, a jury returned a verdict in our favor and awarded us damages of approximately $10.8 million, offset by previously accrued liabilities of $1.1 million for a net award of approximately $9.7 million. Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million in lieu of the jury’s net award of $9.7 million or any other related costs or fees. $4.0 million of the settlement amount was paid to us on May 16, 2014, with the balance of $3.6 million paid to us on May 30, 2014. We recorded a gain of $7.6 million associated with this settlement in the quarter ended July 31, 2014. As a result of the settlement agreement, the $1.1 million payable to Chicony for contract manufacturing costs has been legally dismissed and discharged and recorded as an offset to Cost of Revenues in the quarter ended July 31, 2014.

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

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, additional risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (the “2016 Form 10-K”) filed with the SEC and those contained in the Company’s other filings with the SEC. Readers of this report are urged to review the descriptions of the risks, uncertainties and other factors contained in those other reports.

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

Three of our recent litigation matters have concluded. On March 10, 2014, we filed a lawsuit in federal court against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from the aforementioned litigation.

Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products (as defined below), as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party original equipment manufacturers (“OEMs”). “Licensed Products” means any power adaptor or power supply incorporating patents or other intellectual property owned or licensed by us.

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have sought confidential treatment from the SEC of the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request.

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

We had working capital of approximately $0.6 million as of April 30, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services for our former Bronx product, which was subsequently subject to recall. The $0.1 million remaing balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. During the first quarter of fiscal 2017, we paid Pillsbury $0.4 million as a result of the settlement agreement with Targus and owe a balance of approximately $0.1 million. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital, will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our future liquidity needs.

In their opinion dated April 29, 2016, our auditor's have included an explanatory paragraph that expressed substantial doubt as to our ability to continue as a going concern. Our management has questioned our ability to continue as a going concern as a result of our historical losses from operations and uncertainties surrounding our ability to raise additional funds. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our consolidated financial statements, and shareholders may lose all or part of their investment in our common stock.

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

Basis of Presentation

The condensed consolidated results of our operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2017 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three months ended April 30, 2016:

●	We generated no revenue for three months ended April 30, 2016 and 2015. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

●

On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus. Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products, as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party OEMs. In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have sought confidential treatment from the SEC of the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request.

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

●

Effective as of May 15, 2014, Chicony entered into a settlement agreement with us that dismissed all claims between the parties arising from the litigation referenced above. Pursuant to the terms of the settlement agreement, Chicony agreed to pay us $7.6 million, which was paid in May 2014. Of the $7.6 million, we retained $6.5 million, after distributing $1.1 million in attorneys’ fees and other costs. In connection with the settlement, certain contract manufacturer costs payable to Chicony totaling $1.1 million were discharged and reflected as a reduction of cost of revenues. We are currently analyzing and will continue to analyze a range of alternatives to preserve and/or build value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships for the purpose of monetizing some or all of our patent portfolio and past, present, and future infringement claims. There can be no assurances that we will be successful in implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended April 30, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,
	2016	2015	% Change
Revenue	$-	$-	0%
Operating loss	$(364)	$(311)	17%
Net income (loss)	$1,324	$(311)	-526%

Operating Costs and Expenses

	(in thousands)
	Three Months Ended April 30,
	2016		2015		% Change
		% of Rev		% of Rev
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$-	0%	$-	0%	0%
Corporate overhead	4	0%	277	0%	-99%
Engineering and support expenses	180	0%	34	0%	429%
	$184	0%	$311	0%	-41%

Selling, general, and administrative (“SG&A”) expenses for the three months ended April 30, 2016 decreased $0.1 million compared to the corresponding periods of fiscal 2016. We had no employees in our sales and marketing department during the three months ended April 30, 2016 and 2015.

Corporate overhead consists of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three months ended April 30, 2016 and 2015, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

Other Income, net

During the three months ended April 30, 2016, other income, net, was $1.7 million related to our settlement with Targus.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of April 30, 2016.

Liquidity and Capital Resources

Cash and cash equivalents at April 30, 2016 increased $1.1 million from January 31, 2016 to $1.4 million. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands)
	Three Months Ended April 30,
	2016	2015
Cash used in:
Operating activities	$767	$(449)
Investing activites	$-	$-
Financing activities	$-	$-

Operating Activities

Cash provided by operating activities was $0.8 million for the three months ended April 30, 2016 and was primarily driven by our net income of $1.3 million.

Cash used by operating activities was $0.4 million for the three months ended April 30, 2015 and was primarily driven by our net loss of $0.3 million.

Investing Activities

We had no investing activities during the three months ended April 30, 2016 and 2015.

Financing Activities

We had no financing activities during the three months ended April 30, 2016 and 2015.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

We had working capital of approximately $0.6 million as of April 30, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”) and $0.6 million owed to Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) for contract manufacturing services for our former Bronx product, which was subsequently subject to recall. The $0.1 million remaing balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property. During the first quarter of fiscal 2017, we paid Pillsbury $0.4 million as a result of the settlement agreement with Targus and owe a balance of approximately $0.1 million. Regarding the $0.6 million liability to Zheng Ge, we dispute our obligation to pay this amount based on the recall of the Bronx product. It is possible that an ultimate resolution with Zheng Ge may include a net settlement, although we currently have no legal right to offset the $0.6 million owed by us. Because of the contingent nature of our liability to Pillsbury and that we dispute our obligation to pay Zheng Ge, we believe that our working capital, will allow us to discharge non-contingent and non-disputed liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our future liquidity needs.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of April 30, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our limited capital resources. In order to remedy our lack of segregation of duties, we would need to raise additional capital or improve our capital position to hire additional financial and administrative staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Targus Group International, Inc., Case No. 8:14-cv-00361, Superior Court of California County of Orange – Central Justice Center.

On March 10, 2014, we filed a lawsuit in federal court against Targus for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from the aforementioned litigation.

Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products (as defined below), as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party original equipment manufacturers (“OEMs”). “Licensed Products” means any power adaptor or power supply incorporating patents or other intellectual property owned or licensed by us.

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have sought confidential treatment from the SEC of the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on 2016 Form 10-K as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in 2016 Form 10-K.

ITEM 6.	EXHIBITS

10.1Ω

Confidential Settlement Agreement and License, dated March 26, 2016, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Targus International LLC, and FT 1, Inc. (formerly known as Targus Group International, Inc.) is incorporated herein by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

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

Ω

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

COMARCO, INC.

Date: June 14, 2016	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2016	/s/ JANET N. GUTKIN
Janet N. Gutkin
Chief Accounting Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1Ω

Confidential Settlement Agreement and License, dated March 26, 2016, by and among Comarco, Inc., Comarco Wireless Technologies, Inc., Targus International LLC, and FT 1, Inc. (formerly known as Targus Group International, Inc.) is incorporated herein by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2016.

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

Ω

Portions of this exhibit indicated in the body of the exhibit by “####” have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the Securities and Exchange Commission.