Form 10-Q
period 2016-07-31
COMARCO INC
filed 2016-09-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

July 31, 2016

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

The registrant had 14,644,165 shares of common stock outstanding as of September 15, 2016.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE SIX MONTHS ENDED JULY 31, 2016

PART I — FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	(Unaudited)
	July 31,	January 31,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,134	$680
Accounts receivable due from suppliers, net of reserves of $0	-	122
Other current assets	63	41
Total current assets	1,197	843
Property and equipment, net	-	2
Restricted cash	77	77
Total assets	$1,274	$922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$127	$883
Accrued liabilities	325	687
Total current liabilities	452	1,570
Total liabilities	452	1,570

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,644,165 shares issued and outstanding at July 31, 2016 and January 31, 2016	1,464	1,464
Additional paid-in capital	18,385	18,367
Accumulated deficit	(19,027)	(20,479)
Total stockholders' equity (deficit)	822	(648)
Total liabilities and stockholders' equity (deficit)	$1,274	$922

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of revenue	(472)	-	(472)	-
Gross profit	472	-	472	-

Selling, general and administrative expenses	280	242	464	553
Engineering and support expenses	80	48	260	48
	360	290	724	601
Operating income (loss)	112	(290)	(252)	(601)
Other income, net	16	25	1,704	25

Income (loss) from operations before income taxes	128	(265)	1,452	(576)
Income tax expense	-	-	-	-
Net income (loss)	$128	$(265)	$1,452	$(576)

Basic income (loss) per share:	$0.01	$(0.02)	$0.10	$(0.04)
Diluted income (loss) per share:	$0.01	$(0.02)	$0.10	$(0.04)

Weighted-average shares outstanding:
Basic	14,644	14,644	14,644	14,659
Diluted	14,644	14,644	14,644	14,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,452	$(576)
Adjustments to reconcile net income (loss) net cash used in operating activities:
Depreciation and amortization	2	3
Stock-based compensation expense	18	16
Accounts receivable due from suppliers	122	-
Other assets	(22)	(64)
Accounts payable	(756)	(3)
Accrued liabilities	(362)	(101)
Income taxes payable	-	(40)
Net cash provided by (used in) operating activities	454	(765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	(77)
Net cash used in investing activites	-	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	-	-

Net increase (decrease) in cash and cash equivalents	454	(842)
Cash and cash equivalents, beginning of period	680	2,140
Cash and cash equivalents, end of period	$1,134	$1,298

Supplementary disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes, net of refunds	$-	$40

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

2.             Current Developments, Future Operations, Liquidity and Capital Resources

 The condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. Our condensed consolidated financial statements do not reflect any adjustments related to the uncertainty of this outcome. As discussed elsewhere in this report, we are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current and future litigation, monetize our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs.

We are primarily focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing our patent portfolio.

On March 10, 2014, we filed a lawsuit in federal court against Targus Group International, Inc. (“Targus”) for patent infringement, breach of contract, intentional interference with contract, violation of business and professional codes, misrepresentation and fraudulent concealment. On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolved all claims arising from the aforementioned litigation.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the Securities and Exchange Commission (“SEC”) related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to aconfidential treatment request filed by us with the SEC.

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

We had working capital of approximately $0.7 million as of July 31, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”). The $0.1 million remaining balance due to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). During the quarter ended April 30, 2016, we paid Pillsbury approximately $0.4 million as a result of the Settlement Agreement with Targus and owe a balance of approximately $0.1 million. During the quarter ended July 31, 2016, we wrote off receivables of $0.1 million from and liabilties of $0.6 million to Zheng Ge as the statute of limitation on the related contracts has lapsed. Because of the contingent nature of our liability to Pillsbury, we believe that our working capital will allow us to discharge non-contingent liability in the normal course of business over the next twelve months.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated balance sheet as of July 31, 2016, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements as of July 31, 2016 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2016 (the “2016 Form 10-K”), which was filed with the SEC on April 30, 2016. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in the 2016 Form 10-K. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2017.

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

Restricted Cash

Our restricted cash balances are secured by separate bank accounts and represent a $77,000 letter of credit that serves as the security deposit for our corporate office lease that was our previous headquarters, which we are subletting to a third party. The lease for the former headquarter facility, as well as our sublease to the third party expired on August 31, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could materially differ from those estimates.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses or engineering and support expenses depending on the nature of the legal expense. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, are included in engineering and support expenses in our consolidated statement of operations. All other legal expenses, including all other litigation expense and public company legal expense, are included in selling, general, and administrative expenses in our condensed consolidated statement of operations.

Income tax expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of July 31, 2016.

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

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Stock-based compensation expense	$5	$9	$18	$16
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

There is no compensation cost related to nonvested awards yet to be recognized.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six months ended July 31, 2016, no stock options and no restricted stock units were granted.

During the three and six months ended July 31, 2015, 350,000 stock options were granted and no restricted stock units were granted. The fair value of the 350,000 options granted under our stock option plans during the six ended July 31, 2015 was estimated on the date of grant using the following weighted average assumptions:

Six Months Ended July 31, 2015
Weighted average risk-free interest rate	2%
Expected life (in years)	10
Expected stock volatility	152%
Dividend yield	-
Expected forfeitures	-

Transactions and other information related to stock options granted under these plans for the six months ended July 31, 2016 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2016	950,000	$0.96
Options granted	-	-
Options canceled or expired	(246,192)	1.06
Options exercise	-	-
Balance, July 31, 2016	703,808	$0.51
Stock Options Exercisable at July 31, 2016	663,808	$0.48

As of July 31, 2016, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.08 per share on July 31, 2016. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2016:

			Awards Outstanding			Options Exercisable
				Weighted-Ave.
Range of			Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices			Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.14	-	$0.16	203,808	8.88	$0.15	203,808	$0.15
$0.40			385,000	6.01	$0.40	385,000	$0.40
$1.09			100,000	2.28	$1.09	60,000	$1.09
$4.53			15,000	1.58	$4.53	15,000	$4.53
			703,808		$0.51	663,808	$0.48

Shares available under the plans for future grants at July 31, 2016 totaled 219,724.

5.            Net Income (Loss) Per Share

We calculate basic income (loss) per share by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities. Because we incurred a net loss for the three and six months ended July 31, 2015, basic and diluted loss per share for this period was the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potential common shares of 3,007,226 and 2,948,613 relating to outstanding stock awards to directors and our employee as well as stock purchase warrant to Broadwood, respectively, have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2016, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net income (loss). In the tables below, “Net income (loss)” represents the numerator and “shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015

Net income (loss)	$128	$(265)	$1,452	$(576)
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,644	14,644	14,644	14,659
Basic net income (loss) per share	$0.01	$(0.02)	$0.10	$(0.04)
Diluted net (loss) income per share:
Weighted average shares outstanding - basic	14,644	14,644	14,644	14,659
Effect of potentially dilutive securities	-	-	-	-
Weighted average shares outstanding - diluted	14,644	14,644	14,644	14,659
Diluted net income (loss) per share	$0.01	$(0.02)	$0.10	$(0.04)

6.            Supplier Concentrations

There was no supplier concentration from gross accounts receivables due from suppliers as of July 31, 2016. During Q2 fiscal 2017, we wrote off receivables of $0.1 million from and liabilties of $0.6 million to Zheng Ge as the statute of limitation on the related contracts has lapsed.

The companies comprising 10 percent or more of our gross accounts payable at either July 31, 2016 and January 31, 2016 are listed below (in thousands, except percentages).

	As of July 31,		As of January 31,
	2016		2016

Total gross accounts payable	$127	100%	$883	100%
Supplier concentration:
Pillsbury Winthrop Shaw Pittman, LLP	62	49%	432	49%
	$62	49%	$432	49%

Pillsbury was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 9). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million with the remaining balance of $0.4 million (the “Balance”) to be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, after May 28, 2014 from or as a result of any of our current or future lawsuits related to our intellectual property. The amount payable was equal to the Balance plus 20% per annum, compounded annually from May 28, 2014. In connection with the $1.5 million lump-sum partial repayment, no gain was recognized. In April 2016, we paid Pillsbury approximately $0.4 million as a result of the settlement agreement with Targus. The remaining balance is approximately $0.1 million.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.               Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	July 31,	January 31,
	2016	2016

Uninvoiced materials and services received	$7	$331
Accrued legal and professional fees	71	169
Accrued payroll and related expenses	36	33
Consulting	65	16
Other	146	138
	$325	$687

During the second quarter of fiscal 2017, we wrote off $0.3 million of uninvoiced materials and services received liabilities to Zheng Ge as the statute of limitation on the related contracts has lapsed.

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

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of July 31, 2016 no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request filed by us with the SEC.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by us with the SEC.

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

We had working capital of approximately $0.7 million as of July 31, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”). The $0.1 million remaining balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). During the first quarter of fiscal 2017, we paid Pillsbury $0.4 million as a result of the Settlement Agreement with Targus and we owe a balance of approximately $0.1 million. During the second quarter of fiscal 2017, we wrote off receivables of $0.1 million from and liabilties of $0.6 million to Zheng Ge as the statute of limitation on the related contracts has lapsed.   Because of the contingent nature of our liability to Pillsbury, we believe that our working capital, will allow us to discharge non-contingent in the normal course of business over the next twelve months.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and six months ended July 31, 2016:

●	We generated no revenue for three and six months ended July 31, 2016 and 2015. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

●

During the six months ended July 31, 2016, we determined that the statute of limitation on the Zheng Ge contracts has lapsed.  As a direct result, we wrote off receivables of $0.1 million from and liabilties of $0.6 million to Zheng Ge.

●

On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus. Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products, as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party OEMs. In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by the SEC.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and six months ended July 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three and six months ended July 31, 2016 and 2015:

	(in thousands)		(in thousands)
	Three Months Ended July 31,		Six Months Ended July 31,		Year over Year
	2016	2015	2016	2015	Three Months	Six Months

Revenue	$-	$-	$-	$-	0%	0%
Operating income (loss)	$112	$(290)	$(252)	$(601)	139%	58%
Net income (loss)	$128	$(265)	$1,452	$(576)	148%	352%

Cost of Sales

	(in thousands)				(in thousands)
	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015		Year over Year
		% of Total		% of Total		% of Total		% of Total	Three Months	Six Months
Cost of Revenue:
Product costs	$-	0%	$-	0%	$-	0%	$-	0%	0%	0%
Supplier Settlement	(472)	0%	-	0%	(472)	0%	-	0%	100%	100%
Supply chain overhead	-	0%	-	0%	-	0%	-	0%	0%	0%
Inventory reserve and scrap charges	-	0%	-	0%	-	0%	-	0%	0%	0%
	$(472)	0%	$-	0%	$(472)	0%	$-	0%	100%	100%

During the six months ended July 31, 2016, we determined that the statute of limitation on the Zheng Ge contracts has lapsed.  As a direct result, we wrote off receivables of $0.1 million from and liabilties of $0.6 million to Zheng Ge.

Operating Costs and Expenses

	(in thousands)				(in thousands)
	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015		Year over Year
		% of Rev		% of Rev		% of Rev		% of Rev	Three Months	Six Months
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$280	0%	$242	0%	$464	0%	$553	0%	16%	-16%
Engineering and support expenses	80	0%	48	0%	260	0%	48	0%	67%	442%
	$360	0%	$290	0%	$724	0%	$601	0%	24%	20%

Selling, general, and administrative (“SG&A”) expenses for the three and six months ended July 31, 2016 decreased $0.1 million, respectively compared to the corresponding periods of fiscal 2016. We had no employees in our sales and marketing department during the three and six months ended July 31, 2016 and 2015.

Corporate overhead consists of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three and six months ended July 31, 2016 and 2015, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

Other Income, net

During the six months ended July 31, 2016, other income, net, was $1.7 million related to our settlement with Targus.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of July 31, 2016.

Liquidity and Capital Resources

Cash and cash equivalents at July 31, 2016 increased $1.1 million from January 31, 2016 to $1.4 million. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands)
	Six Months Ended July 31,
	2016	2015

Cash provided by (used in):
Operating activities	$454	$(765)
Investing activites	$-	$(77)
Financing activities	$-	$-

Operating Activities

Cash provided by operating activities was $0.5 million for the six months ended July 31, 2016 and was primarily driven by our net income of $1.5 million primarily resulting from the $1.7 million settlement received from Targus.

Cash used by operating activities was $0.8 million for the six months ended July 31, 2015 and was primarily driven by our net loss of $0.6 million.

Investing Activities

We had no investing activities during the six months ended July 31, 2016.

During the six months ended July 31, 2015, our security deposit of $77,000 for our corporate lease became collateralized by cash in a separate bank account.

Financing Activities

We had no financing activities during the three and six months ended July 31, 2016 and 2015.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

We had working capital of approximately $0.7 million as of July 31, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”). The $0.1 million remaing balance to Pillsbury will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). During the first quarter of fiscal 2017, we paid Pillsbury $0.4 million as a result of the Settlement Agreement with Targus and we owe a remaining balance of approximately $0.1 million. During the six months ended July 31, 2016, we deterimined that the statute of limitation on the Zheng Ge contracts has lapsed.  As a direct result, we wrote off receivables of $0.1 million from and liabilties of $0.6 million to Zheng Ge. Because of the contingent nature of our liability to Pillsbury, we believe that our working capital, will allow us to discharge non-contingent in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our future liquidity needs.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of July 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of July 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP due to lack of segregation of duties. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended July 31, 2016 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus the possibility of future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by us with the SEC.

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

COMARCO, INC.

Date: September 14, 2016	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2016	/s/ JANET N. GUTKIN
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