Form 10-Q
period 2016-10-31
COMARCO INC
filed 2016-12-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2016

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

28202 Cabot Road, Suite 300, Laguna Niguel, California 92677

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

The registrant had 14,644,165 shares of common stock outstanding as of December 15, 2016.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED OCTOBER 31, 2016

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	(Unaudited)
	October 31,	January 31,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$938	$680
Accounts receivable due from suppliers, net of reserves of $0	-	122
Other current assets	29	41
Total current assets	967	843
Property and equipment, net	-	2
Restricted cash	-	77
Total assets	$967	$922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$127	$883
Accrued liabilities	318	687
Total current liabilities	445	1,570
Total liabilities	445	1,570

Commitments and Contingencies (Note 8)

Stockholders' Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,644,165 shares issued and outstanding at October 31, 2016 and January 31, 2016	1,464	1,464
Additional paid-in capital	18,385	18,367
Accumulated deficit	(19,327)	(20,479)
Total stockholders' equity (deficit)	522	(648)
Total liabilities and stockholders' equity (deficit)	$967	$922

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Cost of revenue	(472)	-	(472)	-
Gross profit	472	-	472	-

Selling, general and administrative expenses	222	236	686	789
Engineering and support expenses	79	10	339	58
	301	246	1,025	847
Operating loss	171	(246)	(553)	(847)
Other income, net	(471)	-	1,705	25

(Loss) income from operations before income taxes	(300)	(246)	1,152	(822)
Income tax expense	-	-	-	-
Net (loss) income	$(300)	$(246)	$1,152	$(822)

Basic (loss) income per share:	$(0.02)	$(0.02)	$0.08	$(0.06)
Diluted (loss) income per share:	$(0.02)	$(0.02)	$0.08	$(0.06)

Weighted-average shares outstanding:
Basic	14,644	14,644	14,644	14,654
Diluted	14,644	14,644	14,644	14,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,152	$(822)
Adjustments to reconcile net income (loss) to net cash provded by (used in) operating activities:
Depreciation and amortization	2	4
Stock-based compensation expense	18	29
Changes in operating assets and liabilities
Accounts receivable due from suppliers	122	-
Other assets	12	(73)
Accounts payable	(756)	(3)
Accrued liabilities	(369)	(173)
Income taxes payable	-	(40)
Net cash provided by (used in) operating activities	181	(1,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	77	(77)
Net cash provided by (used in) investing activites	77	(77)

Net increase (decrease) in cash and cash equivalents	258	(1,155)
Cash and cash equivalents, beginning of period	680	2,140
Cash and cash equivalents, end of period	$938	$985

Supplementary disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$-	$40

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

2.	Current Developments, Future Operations, Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. As discussed elsewhere in this report, we are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current and future litigation, monetize our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs. Although management believes additional funding is required to meet our liquidity needs will be obtained, there is no guarantee that we will be able to generate or raise the additional required funding or that funds will be available on terms acceptable to us. Our condensed consolidated financial statements do not reflect any adjustments related to the uncertainty of this outcome.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, and additionally agreed to making future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the Securities and Exchange Commission (“SEC”) related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by us with the SEC.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate, which we have developed over the more than 20 years. We intend to vigorously pursue our rights in this case, although the outcome of this matter is not determinable as of the date of this report.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz Inc (“Battery Biz”) petitioned the United States Patent and Trademark Office (“USPTO”) to institute an Inter Partes Review (“IPR”) proceeding which was granted on August 23, 2016. On October 28, 2016 we entered into a mutual settlement agreement with Best Buy and Battery Biz dismissing our claims against them for certain of our patents in return for terminating the IPR proceeding.

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

We had working capital of approximately $0.5 million as of October 31, 2016, which includes $0.1 million in liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”). The $0.1 million remaining balance due to Pillsbury is a contingent obligation (the “Contingent Balance”) that will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 8). During the quarter ended April 30, 2016, we paid Pillsbury approximately $0.4 million as a result of the Settlement Agreement with Targus and owe a Contingent Balance of approximately $0.1 million. The total amount payable is to equal to the Contingent Balance plus 20% per annum, compounded annually from May 28, 2014. During the quarter ended July 31, 2016, we recorded a reduction of accounts receivable of $0.1 million, which was deemed to be uncollectable, and a reduction of accounts payable of $0.6 million that were due from and due to Zheng Ge, a former supplier of the Company. The de-recognition of the accounts payable liability was recorded based on the lapsing of the statute of limitation laws applicable to the underlying contracts, as supported by a legal opinion obtained by the Company specific to jurisdictions of the underlying contracts. As the original costs related to the material purchased from Zheng Ge were charged to cost of sales, the write off of the related liability, net of the charge related to the write off of the previously outstanding accounts receivable, was recorded as a reduction to cost of sales in the condensed consolidated statement of operations. We believe that our working capital will allow us to discharge non-contingent liabilities in the normal course of business over the next twelve months.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Presentation

The accompanying condensed consolidated balance sheet as of October 31, 2016, which has been derived from our audited financial statements, and our unaudited interim condensed consolidated financial statements for the three and nine months ended October 31, 2016 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2016 (the “2016 Form 10-K”), which was filed with the SEC on April 30, 2016. The accounting policies followed by the Company are set forth in Note 2 to the Company’s audited financial statements included in the 2016 Form 10-K. The unaudited interim condensed consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2017.

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

Restricted Cash

Our restricted cash balance was secured by a separate bank account and represented a $77,000 letter of credit that served as the security deposit for our corporate office lease that was our previous headquarters, which we subletted to a third party until the lease expired on August 31, 2016. The letter of credit also expired on August 31, 2016 and $77,000 is no longer classified as restricted cash.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the valuation allowances for deferred tax assets and determination of stock-based compensation.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts payable and accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Income tax expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of October 31, 2016.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Stock-based compensation expense	$-	$13	$18	$29
Impact on basic and diluted earnings per share	$-	$(0.00)	$(0.00)	$(0.00)

The total compensation cost related to nonvested awards not yet recognized is approximately $40,000.

During the nine months ended October 31, 2016, 396,189 stock options and no restricted stock units were granted. During the nine months ended October 31, 2015, 350,000 stock options were granted and no restricted stock units were granted. The fair value of the options granted under our stock option plans during the nine months ended October 31, 2016 and 2015 was estimated on the date of grant using the following weighted average assumptions:

	Nine Months Ended October 31,
	2016	2015
Weighted average risk-free interest rate	2%	2%
Expected life (in years)	10	10
Expected stock volatility	150%	152%
Dividend yield	-	-
Expected forfeitures	-	-

Transactions and other information related to stock options granted under these plans for the nine months ended October 31, 2016 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2016	950,000	$0.96
Options granted	396,189	0.10
Options canceled or expired	(246,189)	1.06
Options exercise	-	-
Balance, October 31, 2016	1,100,000	$0.37
Stock Options Exercisable at October 31, 2016	663,811	$0.48

As of October 31, 2016, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.10 per share on October 31, 2016. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2016:

			Awards Outstanding			Options Exercisable
				Weighted-Ave.
Range of			Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices			Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.09			300,000	9.99	$0.09	0	$0.09
$0.14	-	$0.16	300,000	8.63	$0.15	203,811	$0.15
$0.40			385,000	5.75	$0.40	385,000	$0.40
$1.09			100,000	2.03	$1.09	60,000	$1.09
$4.53			15,000	1.33	$4.53	15,000	$4.53
			1,100,000		$0.51	663,811

Shares available under the plans for future grants at October 31, 2016 totaled 323,535.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Net (Loss) Income Per Share

We calculate basic (loss) income per share by dividing net (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the effects of potentially dilutive securities. Because we incurred a net loss for the three and nine months ended October 31, 2015, basic and diluted loss per share for this period was the same because the inclusion of dilutive potential common shares related to outstanding stock awards in the calculation would have been antidilutive.

Potential common shares of 3,110,670 and 3,095,205 relating to outstanding stock awards to directors and our employee as well as stock purchase warrant to Broadwood, have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2016, respectively, as the effect would have been antidilutive.

Potential common shares of 787,912 and 662,868 relating to outstanding stock awards to directors and our employee, respectively, have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2015, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net (loss) income. In the tables below, “Net (loss) income” represents the numerator and “shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015

Net (loss) income	$(300)	$(246)	$1,152	$(822)
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,644	14,644	14,644	14,654
Basic net (loss) income per share	$(0.02)	$(0.02)	$0.08	$(0.06)
Diluted net (loss) income per share:
Weighted average shares outstanding - basic	14,644	14,644	14,644	14,654
Effect of potentially dilutive securities	-	-	-	-
Weighted average shares outstanding - diluted	14,644	14,644	14,644	14,654
Diluted net (loss) income per share	$(0.02)	$(0.02)	$0.08	$(0.06)

6.	Concentrations

The companies comprising 10 percent or more of our gross accounts payable at either October 31, 2016 and January 31, 2016 are listed below (in thousands, except percentages).

	As of October 31,		As of January 31,
	2016		2016

Total gross accounts payable	$127	100%	$883	100%
Supplier concentration:
Pillsbury Winthrop Shaw Pittman, LLP	62	49%	432	49%
	$62	49%	$432	49%

Pillsbury was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters (see Note 8). On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million with the remaining contingent balance of $0.4 million (the “Contingent Balance”) to be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, after May 28, 2014 from or as a result of any of our current or future lawsuits related to our intellectual property. In connection with the $1.5 million lump-sum partial repayment, no gain was recognized. In April 2016, we paid Pillsbury approximately $0.4 million as a result of the settlement agreement with Targus. The remaining Contingent Balance is approximately $0.1 million. The total amount payable is equal to the Contingent Balance plus 20% per annum, compounded annually from May 28, 2014.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	October 31,	January 31,
	2016	2016

Uninvoiced materials and services received	$7	$331
Accrued legal and professional fees	83	169
Accrued payroll and related expenses	14	33
Consulting	90	16
Other	124	138
	$318	$687

During the quarter ended July 31, 2016, we wrote off $0.3 million of uninvoiced materials and services received liabilities to Zheng Ge as the statute of limitations on the related contracts has lapsed.

8.	Commitments and Contingencies

Executive Severance Commitments

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or certain other circumstances, the amount of his then current annual base salary and the amount of any bonus amount he would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the condensed consolidated financial statements for this agreement.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of October 31, 2016 no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal Contingencies

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with prior actions initiated and settlements reached demonstrates the our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. Although we intend to vigorously pursue our rights in this case, the outcome of this matter is not determinable as of the date of this report.

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz Inc (“Battery Biz”) petitioned the USPTO to institute an IPR proceeding which was granted on August 23, 2016. On October 28, 2016 we entered into a mutual settlement agreement with Best Buy and Battery Biz dismissing our claims against them for certain of our patents in return for terminating the IPR proceeding.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to the confidential treatment request filed by us with the SEC.

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

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz Inc (“Battery Biz”) petitioned the USPTO to institute an IPR proceeding which was granted on August 23, 2016. On October 28, 2016 we entered into a mutual settlement agreement with Best Buy and Battery Biz dismissing our claims against them for certain of our patents in return for terminating the IPR proceeding.

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

In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by us with the SEC.

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

We had working capital of approximately $0.5 million as of October 31, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Winthrop Shaw Pittman, LLP (“Pillsbury”). The $0.1 million remaining balance to Pillsbury is a contingent obligation (the “Contingent Balance”) that will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). During the first quarter of fiscal 2017, we paid Pillsbury $0.4 million as a result of the Settlement Agreement with Targus and we owe a Contingent Balance of approximately $0.1 million. The total amount payable is to equal to the Contingent Balance plus 20% per annum, compounded annually from May 28, 2014. During the quarter ended July 31, 2016, we recorded a reduction of accounts receivable of $0.1 million, which was deemed to be uncollectable, and a reduction of accounts payable of $0.6 million that were due from and due to Zheng Ge, a former supplier of the Company. The de-recognition of the accounts payable liability was recorded based on the lapsing of the statute of limitation laws applicable to the underlying contracts, as supported by a legal opinion obtained by the Company specific to jurisdictions of the underlying contracts. As the original costs related to the material purchased from Zheng Ge were charged to cost of sales, the write off of the related liability, net of the charge related to the write off of the previously outstanding accounts receivable, was recorded as a reduction to cost of sales in the condensed consolidated statement of operations. We believe that our working capital will allow us to discharge non-contingent liabilities in the normal course of business over the next twelve months.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and nine months ended October 31, 2016:

●

We generated no revenue for three and nine months ended October 31, 2016 and 2015. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

●

During the second quarter of fiscal 2017, we determined that the statute of limitations on the Zheng Ge contracts has lapsed.  As a direct result, we wrote off receivables of $0.1 million from and liabilities of $0.6 million to Zheng Ge.

●

On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus. Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products, as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party OEMs. In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by the SEC.

●

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz Inc (“Battery Biz”) petitioned the USPTO to institute an IPR proceeding which was granted on August 23, 2016. On October 28, 2016 we entered into a mutual settlement agreement with Best Buy and Battery Biz dismissing our claims against them for certain of our patents in return for terminating the IPR proceeding.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2016 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2016.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim condensed consolidated statements of operations for the three and nine months ended October 31, 2016 and 2015:

	(in thousands)		(in thousands)
	Three Months Ended October 31,		Nine Months Ended October 31,		Year over Year
	2016	2015	2016	2015	Three Months	Nine Months

Revenue	$-	$-	$-	$-	0%	0%
Operating loss	$171	$(246)	$(553)	$(847)	170%	35%
Net (loss) income	$(300)	$(246)	$1,152	$(822)	-22%	240%

Cost of Sales

	(in thousands)				(in thousands)
	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015		Year over Year
		% of Total		% of Total		% of Total		% of Total	Three Months	Nine Months
Cost of Revenue:
Product costs	$-	0%	$-	0%	$-	0%	$-	0%	0%	0%
Supplier Settlement	-	0%	-	0%	(472)	0%	-	0%	0%	100%
	$-	0%	$-	0%	$(472)	0%	$-	0%	0%	100%

During the quarter ended July 31, 2016, we performed a review of applicable laws underlying the related contracts with Zheng Ge. Based on this review, we determined that the statute of limitations on the Zheng Ge contracts has lapsed and we wrote off receivables of $0.1 million from and liabilities of $0.6 million to Zheng Ge to cost of sales in the accompanying condensed consolidated statement of operations.

Operating Costs and Expenses

	(in thousands)				(in thousands)
	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015		Year over Year
		% of Rev		% of Rev		% of Rev		% of Rev	Three Months	Nine Months
Operating expenses:
Selling, general and administrative expenses	$222	0%	$236	0%	$686	0%	$789	0%	-6%	-13%
Engineering and support expenses	79	0%	10	0%	339	0%	58	0%	690%	484%
	$301	0%	$246	0%	$1,025	0%	$847	0%	22%	21%

Selling, general, and administrative (“SG&A”) expenses for the three and nine months ended October 31, 2016 increased $0.1 million and $0.2 million, respectively compared to the corresponding periods of fiscal 2016 related to litigation expenses. We had no employees in our sales and marketing department during the three and nine months ended October 31, 2016 and 2015. Corporate related expenses consist of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

For the three and nine months ended October 31, 2016 and 2015, engineering and support expenses consisted of legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio.

Other Income, net

During the nine months ended October 31, 2016, other income, net, was $1.7 million related to our settlement with Targus.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of October 31, 2016.

Liquidity and Capital Resources

Cash and cash equivalents at October 31, 2016 increased $0.3 million from January 31, 2016 to $0.9 million. The following table is a summary of our Condensed Consolidated Statements of Cash Flows.

	(in thousands)
	Nine Months Ended October 31,
	2016	2015

Cash provided by (used in):
Operating activities	$181	$(1,078)
Investing activites	$77	$(77)
Financing activities	$-	$-

Operating Activities

Cash provided by operating activities was $0.2 million for the nine months ended October 31, 2016 and was primarily driven by our net income of $1.2 million primarily resulting from the $1.7 million settlement received from Targus.

Cash used in operating activities was $1.1 million for the nine months ended October 31, 2015 and was primarily driven by our net loss of $0.8 million.

Investing Activities

During the nine months ended October 31, 2016, the letter of credit of $77,000, which was our security deposit for our former corporate headquarters lease, expired.

During the nine months ended October 31, 2015, our security deposit of $77,000 for our former corporate headquarters lease became collateralized by cash in a separate bank account.

Financing Activities

We had no financing activities during the three and nine months ended October 31, 2016 and 2015.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

We had working capital of approximately $0.5 million as of October 31, 2016, which includes liabilities related to the remaining balance owed to our former counsel Pillsbury Wint hrop Shaw Pittman, LLP (“Pillsbury”). The $0.1 million remaining balance to Pillsbury is a contingent obligation (the “Contingent Balance”) that will be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, from or as a result of any of our current or future lawsuits related to our intellectual property (see Note 6). During the first quarter of fiscal 2017, we paid Pillsbury $0.4 million as a result of the Settlement Agreement with Targus and we owe a Contingent Balance of approximately $0.1 million. The total amount payable is to equal to the Contingent Balance plus 20% per annum, compounded annually from May 28, 2014. During the quarter ended July 31, 2016, we performed a review of applicable laws underlying the related contracts with Zheng Ge. Based on this review, we determined that the statute of limitations on the Zheng Ge contracts has lapsed and we wrote off receivables of $0.1 million from and liabilities of $0.6 million to Zheng Ge to cost of sales in the accompanying condensed consolidated statement of operations.   We believe that our working capital will allow us to discharge non-contingent liabilities in the normal course of business over the next twelve months.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of October 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of October 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP due to lack of segregation of duties. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended October 31, 2016 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Comarco, Inc. vs. Best Buy Co. Inc., Case No. 8:15-cv-00256, United States District Court for the Central District of California.

On February 13, 2015, we filed a lawsuit against Best Buy Co., Inc. (“Best Buy”) for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz Inc (“Battery Biz”) petitioned the USPTO to institute an IPR proceeding which was granted on August 23, 2016. On October 28, 2016 we entered into a mutual settlement agreement with Best Buy and Battery Biz dismissing our claims against them for certain of our patents in return for terminating the IPR proceeding.

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

COMARCO, INC.

Date: December 15, 2016	/s/ THOMAS W. LANNI
Thomas W. Lanni President and Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2016	/s/ JANET N. GUTKIN
Janet N. Gutkin Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

**

XBRL (Extension Business Reporting Language) information is furnished and filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.