Form 10-K
period 2017-01-31
COMARCO INC
filed 2017-05-01
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of July 29, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1.2 million, based on the closing sales price of the registrant’s common stock as reported on the OTCQB market on such date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2017 was 14,614,165.

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

COMARCO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2017

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

We are focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

References to “fiscal” years in this report refer to our fiscal years ended January 31; for example, “fiscal 2017” refers to our fiscal year that ended on January 31, 2017.

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

Our Business

We are focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring opportunities to further expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of our patent portfolio.

Going Concern

Our management have expressed substantial doubt about our ability to continue as a going concern as a result of (1) our historical losses from operations, (2) the length of time required to prosecute IP enforcement actions, (3) the uncertainty surrounding the results of IP enforcement actions, (4) our limited existing cash flow and financial resources and (5) uncertainties surrounding our ability to raise additional funds. In addition, our independent registered public accounting firm have expressed substantial doubt regarding the Company’s ability to continue as a going concern in their report on the Company’s consolidated financial statements dated April 28, 2017. If we become unable to continue as a going concern, our shareholders may lose all or part of their investment in our common stock. (see “Risk Factors”). In addition, as described in more detail elsewhere in this report, we expect that our appeal of the Patent Trial and Appeal Board’s decision concerning our U.S. Patent No. 8,492,933 B2 will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

Working Capital

As of January 31, 2017, we had working capital of approximately $0.2 million. Our working capital is not sufficient to allow us to discharge liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

Marketing, Sales, and Distribution

Since we are focused on the monetization of our patent portfolio, we had no marketing, sales or distribution expenses in fiscal years 2017 and 2016.

 Key Customers

For fiscal years 2017 and 2016, we had no customers. For more information regarding our customers, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Research and Development

During fiscal years 2017 and 2016, we had no research and development investment. In addition, we currently only have one full-time employee, who is our Chief Executive Officer and President. Since we are focused on the monetization of our patent portfolio, we anticipate engaging in extremely limited or no research and development activities for the foreseeable future.

Manufacturing and Suppliers

Since we are focused on the monetization of our patent portfolio, our manufacturing activities and related commercial relations with suppliers are extremely limited and will likely remain so for the foreseeable future.

Patents, Trademarks and Other Intellectual Property

 Our future existence and success depend in large part on our proprietary technology, including our patents, trademarks and other intellectual property, on which we have commenced efforts to monetize through enforcement actions and licensing arrangements. We also regularly consider the possibility of selling some or all of our intellectual property portfolio. We generally rely upon patent, copyright, trademark, and trade secret laws in the United States and in certain other countries, and upon confidentiality agreements with our employees, customers, and partners, to establish, maintain and protect our intellectual property rights in our proprietary technology. As of January 31, 2017, we had approximately 51 issued U.S. patents and additional U.S. patent applications pending. We also have 38 foreign patents, however, we are discontinuing maintenance of some of our foreign patents in order to focus our resources on monetization of our U.S. patent portfolio. 21 of our issued U.S. patents expired in April of 2014. However, these expired patents are still enforceable for any infringement that occurred during the last six years of the patent term and may elect to pursue certain enforcement actions on that basis. The patents we believe to be the most valuable extend into 2024. Specifically, our patent portfolio addresses sophisticated charging challenges, including charging multiple devices simultaneously and identifying power requirements of electronic devices, as well as light-weight compact form factors. In addition, we have registered trademarks in the United States for ChargeSource® and SmartTip®.

 Government Regulation

Many of the products that we have produced over our history are subject to various federal, state, local and foreign laws governing substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. While we are no longer focused on manufacturing or selling products, if our existing products in the marketplace are found to be non-compliant with these laws, we could be subject to various liabilities and obligations, including sanctions, fines or product recalls.

Employees

As of April 1, 2017, we employed one full-time employee, who is our Chief Executive Officer and President. We also engage certain consultants on a part-time basis, including our Chief Accounting Officer. This significantly reduced headcount is the result of reductions in force targeted at reducing our cash burn.

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

We are now focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio. While we have little experience or track record in generating revenues from these non-traditional methods, we have executed two settlement agreements through fiscal 2016 and one additional settlement agreement in the first quarter of fiscal 2017. There can be no guarantees that we will execute additional agreements in the future.

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

During fiscal 2012, we notified 11 companies, including Kensington, Targus, Best Buy Co. Inc. (“Best Buy”) and Apple, Inc. (“Apple”), that we believed they were manufacturing and distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Subsequently, in February 2014, Kensington entered into license agreement with us in settlement of time consuming and costly infringement litigation. Also, on March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement. In February 2015, we initiated litigation against Best Buy and Apple. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting inter partes review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by Comarco under the 933 Patent are unpatentable under United States law. To date, we have not taken any formal action against the remaining prior noticed alleged infringers, and at present we are in the process of evaluating if or when we will do so. Whether or not we are successful in enforcing and protecting our intellectual property rights, litigation is time-consuming and costly, and may result in our intellectual property rights being held invalid or unenforceable. We plan to appeal the PTAB’s ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

We cannot be certain of the ultimate costs required to conclude our current litigation and may not be able to continue these proceedings.

In February 2015, we filed a lawsuit against Apple for patent infringement under the patent laws of the United States. We are unable to determine the future expenditures related to these matters. The costs incurred for the current litigation may continue to significantly adversely impact our operating results and we may determine that due to the unpredictable nature of the costs and timing of the outcomes, we will no longer be able to pursue these actions.

Our strategy to license and/or monetize the value of our patents, trademarks, and other intellectual property through enforcement actions may not be successful.

As noted above, during fiscal 2012, we notified 11 companies, including Kensington, Targus, Best Buy and Apple, that we believe they are manufacturing and/or distributing products that infringe on one or more of our patents. One of the companies entered into a license agreement with us shortly after being notified of the infringement. Subsequently, on February 4, 2014, Kensington entered into a settlement agreement and licensing agreement with us with an effective date of February 1, 2014 that dismissed all claims arising from litigation between us and Kensington. Also, on March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

In February 2015, we initiated separate litigation against both Best Buy and Apple based on our belief that they have manufactured and/or distributed and/or sold products that infringe on one or more of our patents. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by us under the 933 Patent are unpatentable under United States law. We cannot predict the ultimate timing, course or outcome of actions taken against the remaining prior noticed infringers and we may not be successful in our efforts to monetize our intellectual property through these enforcement actions.

A majority of our common stock is held by just a few shareholders, which will make it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of other shareholders.

As of April 1, 2017, our two largest shareholders owned an aggregate of approximately 60% of the outstanding shares of our common stock. Elkhorn Partners Limited Partnership (“Elkhorn”) owned approximately 49% and Broadwood Partners, L.P. (“Broadwood”) owned approximately 11%, respectively, of the outstanding shares of our common stock at April 1, 2017. These shareholders, and Elkhorn in particular, will have significant influence over all matters submitted to our shareholders for approval including the election of our directors and other corporate actions. In addition, such influence by one or more of these shareholders could have the effect of discouraging others from attempting to purchase us, take us over, and/or reducing the market price offered for our common stock in such an event.

We are highly dependent on continuing to receive the services of our CEO and President.

Tom Lanni, who is our Chief Executive Officer and President, has extensive knowledge concerning the technology underlying our patent portfolio as a result of his 20-year tenure with us. The loss of Mr. Lanni’s services could adversely impact our ability to maximize the value of our patent portfolio or otherwise negatively affect our operations.

Our quarterly operating results are subject to fluctuations and, if our operating results decline or are worse than expected, or if our litigation prospects decline materially, our stock price could fall.

We do not expect significant quarterly fluctuations in revenue as we have effectively suspended traditional operations. However, as we are now focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as exploring further opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio, our expenses may vary considerably from month to month, which would directly impact our operating results. Our quarterly operating results may fluctuate for many additional reasons, including:

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

We have concluded that our internal controls over financial reporting continue to be not effective through January 31, 2017, which could cause deficiencies in our financial reporting and investors to lose confidence in the reliability of our consolidated financial statements and result in a decrease in the value of our securities.

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

While we will continue to implement our internal controls over financial reporting, because of inherent limitations, our internal controls over financial reporting may not prevent or detect all material misstatements, errors or omissions. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate. We cannot be certain in future periods that other control deficiencies that may constitute one or more “significant deficiencies” or “material weaknesses” (as defined by the relevant auditing standards) in our internal control over financial reporting will not be identified. If we fail to implement adequate internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could fail to be able to provide reasonable assurance as to our financial results or we could fail to meet our reporting obligations and there could be a material adverse effect on the price of our securities. Moreover, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Subject to our future financial performance and condition, our Board of Directors may consider voluntarily suspending our reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”), which would materially reduce the availability of publicly available information concerning the Company and make it more difficult or impossible for our shareholders to purchase, sell or obtain quotations on the price of our common stock.

Subject to our future financial performance and condition, our Board of Directors may consider voluntarily suspending our reporting obligations under the Exchange Act as a further cost-cutting measure.  If our reporting obligations under the Exchange Act are suspended, it would materially reduce the availability of publicly available information concerning the Company.  In addition, upon suspension of our reporting obligations, we would no longer satisfy the requirements for our common stock to be traded on the over-the-counter market OTCQB.   It is possible that other trading avenues, such as the OTC Pink Marketplace, may be available for parties interested in trading in our common stock. However, there can be no assurance that any broker-dealer would make or continue to make a market in our common stock, which would be required for trading on the Pink Sheets.  Accordingly, our shareholders’ ability to effectuate trades in our common stock following a suspension of our reporting obligations under the Exchange Act would likely to be materially adversely impacted.

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

Our headquarters are located in Laguna Niguel, California. The lease expired August 2016 and is now leased by us pursuant to sequential six-month extensions.

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

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Kensington, Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by us under the 933 Patent are unpatentable under United States law. We plan to appeal the PTAB’s ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

Comarco, Inc. vs. Best Buy Co. Inc., Case No. 8:15-cv-00256, United States District Court for the Central District of California.

On February 13, 2015, we filed a lawsuit against Best Buy for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review.

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

	High	Low

Year ended January 31, 2017:
First Quarter	$0.16	$0.09
Second Quarter	0.16	0.06
Third Quarter	0.10	0.05
Fourth Quarter	0.13	0.07
Year ended January 31, 2016:
First Quarter	$0.19	$0.14
Second Quarter	0.21	0.14
Third Quarter	0.21	0.14
Fourth Quarter	0.21	0.11

Holders

As of April 1, 2017, there were 283 holders of record of our common stock.

Dividends

We did not declare any dividends during fiscal 2017 or fiscal 2016. We do not expect to pay cash dividends in the near future, as we intend to retain any future earnings to fund working capital and operations. Any determinations to pay dividends in the future will be at the discretion of our Board of Directors.

Repurchases

We did not repurchase any securities during fiscal years 2017 or 2016.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended January 31,
	2017	2016
	(In thousands, except per share data)

Revenue	$-	$-
Cost of revenue	(472)	-
Gross profit	472	-

Selling, general and administrative expenses	1,331	1,376
Operating loss	(859)	(1,376)
Other income, litigation settlement	1,709	30
Income (loss) before income taxes	850	(1,346)
Income tax expense	5	-
Net income (loss)	$845	$(1,346)

Basic net income (loss) per share:	$0.06	$(0.09)
Diluted net income (loss) per share:	$0.06	$(0.09)

Working capital (deficit)	$237	$(727)
Total assets	$632	$922
Stockholders' equity (deficit)	$237	$(648)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc. Comarco Inc.’s wholly-owned subsidiary Comarco Wireless Technologies, Inc. (“CWT”) was incorporated in the state of Delaware in September 1993. Comarco and CWT are collectively referred to as “we,” “us,” “our,” “Comarco,” or the “Company”. Our operations consist solely of the operations of CWT.

Going Concern Uncertainty

The financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize value from our assets and satisfy our liabilities and commitments in the ordinary course of business. Our consolidated financial statements do not reflect any adjustments related to the outcome of this uncertainty. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs. More particularly, as described in more detail below, we expect that our appeal of the PTAB’s decision concerning the 933 Patent will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

On February 13, 2015, we filed a lawsuit against Best Buy for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review.

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Kensington, Targus and Best Buy lawsuits described above, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by us under the 933 Patent are unpatentable under United States law. We plan to appeal the PTAB’s ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. As noted above, we currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

We had working capital of approximately $0.2 million as of January 31, 2017. Our working capital is not sufficient to allow us to discharge liabilities and commitments in the normal course of business over the next twelve months. We are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

Our management have expressed substantial doubt about our ability to continue as a going concern as a result of (1) our historical losses from operations, (2) the length of time to prosecute IP enforcement actions, (3) the uncertainty surrounding the results of IP enforcement actions, (4) our limited existing cash flow and financial resources and (5) uncertainties surrounding our ability to raise additional funds. In addition, our independent registered public accounting firm have expressed substantial doubt regarding the Company’s ability to continue as a going concern in their report on the Company’s consolidated financial statements dated April 28, 2017. If we become unable to continue as a going concern, our shareholders may lose all or part of their investment in our common stock.

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

Business Strategy and Future Plans

We anticipate that we will generate no revenue in future periods from the development, design, distribution or sale of any products. Since the third quarter of fiscal quarter 2014, we have been focused on potentially realizing value from our ongoing IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio. In the future, we may resume our traditional operations, if and when possible.

Company Trends and Uncertainties

Management currently considers the following additional trends, events, and uncertainties to be important to an understanding of our business:

●	We generated no revenue for fiscal years ended January 31, 2017 and 2016. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

●

On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus in exchange for a confidential lump sum settlement payment from Targus to us plus per-unit royalty payments to us if Targus exceeds the limit on licensed products that Targus may sell to OEMs under the settlement agreement.

●

On February 13, 2015, we filed a lawsuit against Best Buy for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review.

●

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described above, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by us under the 933 Patent are unpatentable under United States law. We plan to appeal the PTAB’s ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to apply accounting policies and make certain estimates and judgments. Our significant accounting policies are presented in Note 3 of the notes to the consolidated financial statements in Item 8 of this report. Of our significant accounting policies, we believe the following are the most significant and involve a higher degree of uncertainty, subjectivity, and judgments. These policies involve estimates and judgments that are inherently uncertain. Changes in these estimates and judgments may significantly impact our annual and quarterly operating results.

Stock-based Compensation

We recognize compensation costs for all stock-based awards made to employees, consultants, and directors. The fair value of stock based awards is estimated on the date of grant, and is recognized as expense ratably over the requisite service period. We currently use either a Lattice Binomial model or the Black-Scholes-Merton option-pricing model to estimate the fair value of our share-based payments. Both the Lattice Binomial model and the Black-Scholes-Merton option-pricing model are based on a number of assumptions, including expected volatility, expected forfeiture rates, expected life, risk-free interest rate and expected dividends. The prevailing difference between the two models is the Lattice Binomial model’s ability to enhance the simple assumptions that underlie the Black-Sholes model. The Lattice Binomial model allows for assumptions such as risk-free rate of interest, volatility and exercise rate to vary over time reflecting a more realistic pattern of economic and behavioral occurrences. If the assumptions change under either model, stock-based compensation may differ significantly from what we have recorded in the past.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2017. We have a net operating loss carryforward of $36.0 million for federal and $29.7 million for state, which will begin to expire in years 2026 through 2035. Based on a review performed in fiscal 2015, we concluded that a Section 382 ownership change did not occurred as a result of the Elkhorn transaction in fiscal 2014.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our audited consolidated statements of operations for fiscal 2017 and fiscal 2016:

Revenue

We generated no revenue for fiscal years ended January 31, 2017 and 2016. We anticipate that we will generate no revenue in the foreseeable future from the development, design, distribution or sale of any products.

	(in thousands)
	Years Ended January 31,
	2017	2016	% Change

Revenue	$-	$-	0%
Operating loss	$(859)	$(1,376)	38%
Net income (loss)	$845	$(1,346)	-163%

Cost of revenue for the fiscal year ended January 31, 2017 increased by $0.5 compared to the corresponding period of fiscal 2016. During the year ended January 31, 2017, we performed a review of applicable laws underlying the related contracts with Zheng Ge. Based on this review, we determined that the statute of limitations on the Zheng Ge contracts has lapsed and we wrote off receivables of $0.1 million from and liabilities of $0.6 million to Zheng Ge to cost of sales in the accompanying condensed consolidated statement of operations.

	(in thousands)
	Years Ended January 31,
	2017		2016		% Change
		% of Total		% of Total
Cost of Revenue:
Product costs	$-	0%	$-	0%	0%
Supplier settlement	(472)	100%	-	0%	100%
	$(472)	100%	$-	0%	100%

Operating Costs and Expenses

Fiscal 2017 and 2016 operating expenses was $1.3 million and at $1.4 million, respectively.

Corporate overhead consists of salaries and other personnel-related expenses of our accounting and finance, human resources and benefits, and other administrative personnel, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company. In fiscal 2017, the decrease is primarily driven by reduced rent expense as a result of relocating and subleasing our former corporate office offset by increased legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio and increase is due to legal expenses related with the Apple litigation.

	(in thousands)
	Years Ended January 31,
	2017		2016		% Change
		% of Rev		% of Rev
Operating expenses:
Selling, general and administrative expenses, excluding corporate overhead	$-	0%	$6	0%	-100%
Corporate overhead	1,331	0%	1,370	0%	-3%
	$1,331	0%	$1,376	0%	-3%

Other Income, net

During the fiscal year ended January 31, 2017, other income, net, was $1.7 million related to our settlement with Targus.

During the fiscal year ended January 31, 2016, other income, net, was $30,000 related to financial assets that were sold.

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the history of operating losses, the adjusted net deferred tax assets remained fully reserved as of January 31, 2017.

During fiscal 2017, we recorded net income of $0.8 million. The net deferred tax asset as of January 31, 2017 was $16.4 million, all of which was fully reserved.

During fiscal 2016, we recorded a net loss of $1.3 million and recorded income tax expense of $1,600, which represents the minimum tax due in the state of California. The net deferred tax asset as of January 31, 2016 was $16.7 million, all of which is fully reserved.

Liquidity and Capital Resources

The following table is a summary of our Consolidated Statements of Cash Flows:

	(in thousands)
	Years Ended January 31,
	2017	2016

Cash (used in) provided by :
Operating activities	$(139)	$(1,388)
Investing activites	$77	$(72)
Financing activities	$-	$-

Cash Flows from Operating Activities

The cash used in operating activities during fiscal 2017 of $0.1 million is primarily a result of net income of $0.8 million offset by cash used to pay off accounts payable.

The cash used in operating activities during fiscal 2016 of $1.4 million is primarily a result of net loss of $1.3 million.

In fiscal years 2017 and 2016, we continued our cost cutting measures in order to incrementally reduce our cash burn. We may require further cost cutting measures and/or additional capital from debt or equity financing to fund our operations. We cannot be certain that such cost cutting measures will be possible or that financing will be available to us on acceptable terms, or at all.

Cash Flows from Investing Activities

During the fiscal 2017, our security deposit of $77,000 for our corporate lease expired and cash collateralized in a separate bank account was closed and the restriction removed. The cash was transferred to our operating bank account.

During fiscal 2016, our security deposit of $72,000 for our corporate lease became collateralized by cash in a separate bank account and was classified as restricted cash.

Uncertainties Regarding Future Operations and the Funding of Liquidity Requirements for the Next 12 Months

We had working capital of approximately $0.2 million as of January 31, 2017. Our working capital is not sufficient to allow us to discharge liabilities and commitments in the normal course of business over the next twelve months.

As discussed elsewhere in this report, we are currently generating no revenues and have ceased traditional operations. Our future is highly dependent on our ability to successfully resolve our current litigation, capitalize on our portfolio of patents, generate positive cash flows and obtain borrowings or raise capital to meet our future liquidity needs.

Contractual Obligations

Our headquarters are located in Laguna Niguel, California. The lease expired August 2016 and is now leased by us pursuant to sequential six-month extensions.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We expect to adopt ASU 2016-09 in the first quarter of fiscal 2018, and we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. As we do not have any long-term leases, we do not expect the adoption of this updated authoritative guidance to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which incorporates and expands upon certain principles that currently exist in U.S. auditing standards. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management's plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 is effective for us commencing fiscal year ending January 31, 2017. The adoption of this new standard has not had, and is not expected to have, an impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMARCO, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comarco, Inc.

Lake Forest, California

We have audited the accompanying consolidated balance sheets of Comarco, Inc. and subsidiary (the “Company”) as of January 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. Our audits also included the financial statement schedule of Comarco, Inc. listed in Part IV, Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comarco, Inc. and subsidiary as of January 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is not generating any revenues, has limited working capital at January 31, 2017, which is not considered sufficient to fund its operations over the next twelve months. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR MILNER LLP

Newport Beach, California

April 28, 2017

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	January 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$618	$680
Accounts receivable	-	122
Other current assets	14	41
Total current assets	632	843
Property and equipment, net	-	2
Restricted cash	-	77
Total assets	$632	$922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$39	$883
Accrued liabilities	351	687
Income taxes payable	5	-
Total current liabilities	395	1,570
Total liabilities	395	1,570

Commitments and Contingencies (Note 11)

Stockholders' Equity (Deficit):
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,614,165 and 14,644,165 shares issued and outstanding at January 31, 2017 and 2016, respectively	1,461	1,464
Additional paid-in capital	18,410	18,367
Accumulated deficit	(19,634)	(20,479)
Total stockholders' equity (deficit)	237	(648)
Total liabilities and stockholders' equity (deficit)	$632	$922

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended January 31,
	2017	2016

Revenue	$-	$-
Cost of revenue	(472)	-
Gross profit	472	-

Selling, general and administrative expenses	1,331	1,376
Operating loss	(859)	(1,376)
Other income, net - litigation settlement	1,709	30

Income (loss) from operations before income taxes	850	(1,346)
Income tax expense	5	-
Net income (loss)	$845	$(1,346)

Basic income (loss) per share:	$0.06	$(0.09)
Diluted income (loss) per share:	$0.06	$(0.09)

Weighted-average shares outstanding:
Basic	14,615	14,652
Diluted	14,617	14,652

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance at January 31, 2015
14,684,165 shares	$1,468	$18,322	$(19,133)	$657

Net loss	-	-	(1,346)	(1,346)
Stock based compensation expense	-	41	-	41
Forfeiture of restricted stock	(4)	4	-	-
Balance at January 31, 2016
14,644,165 shares	$1,464	$18,367	$(20,479)	$(648)

Net income	-	-	845	845
Stock based compensation expense	-	40	-	40
Forfeiture of restricted stock	(3)	3	-	-
Balance at January 31, 2017
14,614,165 shares	$1,461	$18,410	$(19,634)	$237

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	January 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$845	$(1,346)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	2	6
Stock-based compensation expense	40	41
Changes in operating assets and liabilities
Accounts receivable from suppliers	122	-
Other current assets	27	(34)
Accounts payable	(844)	146
Accrued liabilities	(336)	(161)
Income taxes payable	5	(40)
Net cash used in operating activities	(139)	(1,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	77	(72)
Net cash provided by (used in) investing activites	77	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in cash and cash equivalents	(62)	(1,460)
Cash and cash equivalents, beginning of period	680	2,140
Cash and cash equivalents, end of period	$618	$680

Supplementary disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$-	$2

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

2.	Current and Future Operations, Liquidity and Capital Resources

The consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. As of January 31, 2017, we had working capital of approximately $0.2 million, which is not sufficient to fund our operations over the next twelve months. We have ceased traditional operations and are currently generating no revenues. Our ability to continue to operate as a going concern is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs. However, there are no assurances that sufficient cash flows can be generated through our patent monetization efforts, and we currently have no commitments for additional financing, and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. These factors raise substantial doubt regarding the Company’s ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments relating to this uncertainty.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting Inter Partes Review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by us under the 933 Patent are unpatentable under United States law. We plan to appeal the PTAB’s ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

On February 13, 2015, we filed a lawsuit against Best Buy for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property.  Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

Certain accounting principles require subjective and complex judgments to be used in the preparation of financial statements. Accordingly, a different financial presentation could result depending on the judgments, estimates, or assumptions that are used. Such estimates and assumptions include, but are not specifically limited to, those required in the assessment of valuation allowances for deferred tax assets and determination of stock-based compensation.

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

Restricted Cash

Our restricted cash balance was secured in a separate bank account and served as collateral for a $77,000 letter of credit that served as the security deposit for our corporate office lease that was our previous headquarters, which we subleased to a third party until the lease expired on August 31, 2016. The letter of credit also expired on August 31, 2016 and $77,000 is no longer classified as restricted cash.

Accounts Receivable due from Suppliers

Previously, when we were engaged in our traditional operations of producing charging solutions for battery powered devices, we were often able to source components locally that we later sold to our contract manufacturers, who built the finished goods, and other suppliers. This was especially true when new products were initially introduced into production. Sales to our contract manufacturers (or “CMs”) and other suppliers were excluded from revenue and were recorded as a reduction to cost of revenue. The entire accounts receivable due from suppliers at January 31, 2016 was from Zheng Ge, a tip supplier for our Bronx product, which was subject to a recall. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us.  During the year ended January 31, 2017, we recorded a reduction of accounts receivable of $0.1 million, which was deemed to be uncollectable, and a reduction of accounts payable of $0.6 million that were due from and due to Zheng Ge, a former supplier of the Company (see Note 3).

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

We evaluate property and equipment for impairment when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for our overall business, and significant negative industry or economic trends. If such assets are identified to be impaired, the impairment to be recognized is the amount by which the carrying value of the asset exceeds the fair value of the asset. We did not experience any changes in our business or circumstances to require an impairment analysis nor did we recognize any impairment charges during the fiscal years ended January 31, 2017 and 2016.

Assets to be disposed of are separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Income Taxes

The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future lax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences. the period in which they are expected to be recovered, and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is "more likely than not" that some or all of the deferred tax assets will not be realized. Management has determined that a full valuation allowance against the Company's net deferred tax assets is appropriate (see Note 7).

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

 During fiscal 2017, we recorded net income of approximately $0.8 million and recorded income tax expense of $5,000, which represents the minimum tax due in the state of California. The net deferred tax asset of $16.4 million at January 31, 2017, continues to be fully reserved.

During fiscal 2016, we recorded a net loss of approximately $1.3 million and recorded income tax expense of $0, which represents the minimum tax due in the state of California. The net deferred tax asset of $16.7 million at January 31, 2016, $1.1 million of which relates to net operating losses created in fiscal 2016, continued to be fully reserved.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 9).

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts payable, accrued liabilities. The carrying amount of cash and cash equivalents, accounts payable, and accrued liabilities are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Legal expense classification

Our legal expenses are classified in selling, general, and administrative expenses. The total legal expense included during fiscal 2017 and 2016 was $0.4 million.

 Subsequent Events

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We expect to adopt ASU 2016-09 in the first quarter of fiscal 2018, and we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. As we do not have any long-term leases, we do not expect the adoption of this updated authoritative guidance to have a significant impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which incorporates and expands upon certain principles that currently exist in U.S. auditing standards. ASU 2014-15 provides guidance regarding management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. The new standard requires management to perform interim and annual evaluations and sets forth principles for considering the mitigating effect of management's plans. The standard mandates certain disclosures when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. ASU 2014-15 is effective for us commencing fiscal year ending January 31, 2017. The adoption of this new standard has not had, and is not expected to have, an impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

Management has evaluated events subsequent to January 31, 2017 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

4.	Supplier Concentration

The suppliers comprising 10 percent or more of our gross accounts receivable due from suppliers at either January 31, 2017 or 2016 are listed below (except percentages).

	Years Ended January 31,
	2017		2016
Total gross accounts receivable due from suppliers	$-	0%	$122	100%
Supplier concentration:
Zheng Ge Electrical Co., Ltd.	$-	0%	$122	100%
	$-	0%	$122	100%

Zheng Ge Electrical Co., Ltd. (“Zheng Ge”) was a tip supplier for the Bronx product, which was subject to a recall. We previously sourced some of the component parts that Zheng Ge used in the manufacture of the tips. We ceased paying Zheng Ge during the course of the product recall while we investigated the manufacturing defect which ultimately caused the recall and, likewise, Zheng Ge ceased paying us. During the year ended January 31, 2017, we performed a review of applicable laws underlying the related contracts with Zheng Ge. Based on this review, we determined that the statute of limitations on the Zheng Ge contracts had lapsed and we wrote off receivables of $0.1 million from and liabilities of $0.6 million to Zheng Ge to cost of sales in the accompanying consolidated statement of operations.

The suppliers and other vendors comprising 10 percent or more of our gross accounts payable at either January 31, 2017 or 2016 are listed below (in thousands, except percentages).

	Years Ended January 31,
	2017		2016

Total gross accounts payable	$39	100%	$883	100%
Supplier concentration:
Pillsbury Winthrop Shaw Pittman, LLP	-	0%	432	49%
	$-	0%	$432	49%

Pillsbury was our former legal counsel for the Kensington litigation as well as other patent and intellectual property matters. On May 28, 2014, we entered into an agreement with Pillsbury in which we paid Pillsbury a lump sum of $1.5 million with the remaining contingent balance of $0.4 million (the “Contingent Balance”) to be paid, if at all, in the event we obtain any monetary recovery, whether through settlement, judgment or otherwise, after May 28, 2014 from or as a result of any of our current or future lawsuits related to our intellectual property. The Contingent Balance accrued interest at 20% per annum, compounded annual from May 28, 2014. In connection with the $1.5 million lump-sum partial repayment, no gain was recognized. In April 2016, we paid Pillsbury approximately $0.4 million as a result of the settlement agreement with Targus, resulting in a remaining Contingent Balance of approximately $0.1 million. In December 2016, we paid the remaining $0.1 million including any accrued interest in full satisfaction of our obligations to Pillsbury.

5.	Property and Equipment

Property and equipment consist of the following:

	January 31,	January 31,
	2017	2016

Office furnishing and fixtures	$605	$605
Equipment	973	973
Purchased software	66	66
	1,644	1,644
Less: Accumulated depreciation and amortization	(1,644)	(1,642)
	$-	$2

Depreciation and amortization expense for fiscal 2017 and 2016 totaled $2 and $6, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 31,	January 31,
	2017	2016

Uninvoiced materials and services received	$7	$331
Accrued legal and professional fees	85	169
Consulting	80	16
Accrued payroll and related expenses	21	33
Other	158	138
	$351	$687

During the year ended January 31, 2017, we performed a review of applicable laws underlying the related contracts with Zheng Ge. Based on this review, we determined that the statute of limitations on the Zheng Ge contracts has lapsed and we wrote off receivables of $0.1 million from and liabilities of $0.6 million, of which $0.3 million related to uninvoiced materials and service received, to Zheng Ge to cost of sales in the accompanying condensed consolidated statement of operations.

7.	Income Taxes

Income tax expense on a consolidated basis consists of the following amounts:

	Years Ended January 31,
	2017	2016
Federal:
Current	$—	$—
Deferred	—	—
State:
Current	5	4
Deferred	—	—
Foreign:
Current	—	—
	$5	$4

The effective income tax rate on loss from continuing operations differs from the United States statutory income tax rates for the reasons set forth in the table below (in thousands, except percentages).

	Years Ended January 31,
	2017		2016
	Amount	Percent Pretax Income	Amount	Percent Pretax Income
Income (loss) from operations before income taxes	$845	100%	$(1,346)	100%

Computed “expected” income tax benefit on loss from operations before income taxes	$287	34%	$(538)	40%
State tax, net of federal benefit	50	6%	(73)	5%
Tax credits	—	0%	—	0%
Change in valuation allowance	(337)	(40)%	626	(47)%
Permanent differences	—	0%	1	0%
Return to provision adjustments	—	0%	—	0%
Change in state tax rate	—	0%	—	0%
Other, net	5	0%	(12)	0%
Income tax expense	$5	0%	$4	0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2017 and 2016 are as follows (in thousands):

	January 31,
	2017	2016
Deferred tax assets:
Property and equipment, principally due to differing depreciation methods	$145	$153
Accruals and reserves	140	145
Net research and manufacturer investment credit carryforwards	2,325	2,325
Net operating losses	13,493	13,832
AMT credit carryforwards	136	136
Stock based compensation	156	140
Other	—	—
Total gross deferred tax assets	16,395	16,731
Less: valuation allowance	(16,395)	(16,731)
Net deferred tax assets	$—	$—

We have federal and state research and experimentation credit carryforwards of $1.7 million and $2.1 million, respectively, which will begin to expire in years 2023 through 2033 for federal purpose. State credit does not have an expiration date. We have a net operating loss carryforward of $36.0 million for federal and $29.7 million for state, which will begin to expire in years 2026 through 2035.

In assessing the probability that deferred tax assets will benefit future periods, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. There was a full valuation allowance for deferred tax assets as of January 31, 2017 based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence utilize, the deferred tax assets.

A reconciliation of the beginning balance of our unrecognized tax benefits and the ending amount of unrecognized tax benefit is as follows (in thousands):

Unrecognized Tax Benefits
Balance at February 1, 2016	$767
Additions based on tax positions related to the current year	—
Reductions due to lapses of statute of limitations	—
Tax positions of prior years	—
Balance at January 31, 2017	$767

The unrecognized tax benefits recorded above, if reversed, would not impact our effective tax rate since we maintain a full valuation allowance against our deferred tax asset. We recognize interest and penalties associated with unrecognized tax benefits in the income tax expense line item of the consolidated statement of operations.

We and our subsidiary, CWT, file income tax returns in the U.S. federal jurisdiction and in certain state jurisdictions. With few exceptions, we are no longer subject to U.S. federal examinations or state income tax examinations by tax authorities for years before 2011in those jurisdictions where returns have been filed.

8.	Stock Compensation

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

On August 17, 2016, the Board adopted a resolution, subject to shareholder approval, to amend the Company’s 2011 Equity Incentive Plan (the “2011 Plan”) to increase the number of shares of common stock issuable thereunder by an additional 500,000 shares. The Board proposes that the shareholders approve the amendment to the 2011 Plan to have sufficient available shares for grant of equity incentives to the Company’s employees, directors, and consultants.

During fiscal 2017, 396,189 stock options and no restricted stock units were granted. During fiscal 2016, 350,000 stock options were granted and no restricted stock units were granted. The fair value of the options granted under our stock option plans during the years ended January 31, 2017 and 2016, respectively, were estimated on the date of grant using the following weighted average assumptions:

	Years Ended January 31,
	2017	2016
Weighted average risk-free interest rate	2%	2%
Expected life (in years)	10	10
Expected stock volatility	152%	152%
Dividend yield	-	-
Expected forfeitures	-	-

Estimated expected forfeitures is zero as remaining stock options were granted to our CEO and Board of Directors and we do not expect future forfeitures.

The fair value of stock options is determined using the Black-Scholes-Merton valuation model for options with ratable term vesting. The Black-Scholes-Merton valuation model require the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. We review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial model or Black-Scholes-Merton model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from our current estimates.

The stock-based compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Years Ended
	January 31,
	2017	2016
Stock-based compensation expense	$40	$41
Impact on basic and diluted earnings per share	$0.00	$(0.00)

The total compensation cost related to non-vested awards not yet recognized is approximately $20,000, which is expected to be expensed over a weighted average remaining life of nine months.

At January 31, 2017 and 2016, the stock awards outstanding had no intrinsic value based upon closing market price of $0.07 and $0.11 per share, respectively.

The following table summarizes information about stock awards outstanding at January 31, 2017:

			Awards Outstanding			Options Exercisable
Range of Exercise/Grant Prices			Number Outstanding	Weighted-Ave. Remaining Contractual Life	Weighted-Ave. Exercise/Grant Price	Number Exercisable	Weighted-Ave. Exercise Price
$0.09			300,000	9.74	$0.09	0	$0.09
$0.14	-	$0.16	300,000	8.38	$0.15	300,000	$0.15
$0.40			385,000	5.50	$0.40	385,000	$0.40
$1.09			100,000	1.78	$1.09	60,000	$1.09
$4.53			15,000	1.08	$4.53	15,000	$4.53
			1,100,000			760,000

Transactions and other information related to stock options granted under these plans for the years ended January 31, 2017 and 2016 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2015	600,000	$0.96
Options granted	350,000	0.15
Options canceled or expired	-	-
Options exercise	-	-
Balance, January 31, 2016	950,000	$0.66
Options granted	396,189	0.10
Options canceled or expired	(246,189)	1.06
Options exercise	-	-
Balance, January 31, 2017	1,100,000	$0.37
Stock Options Exercisable at January 31, 2017	760,000	$0.44

      There were 760,000 stock options exercisable at January 31, 2017 at a weighted-average exercise price of $0.44. Shares available under the plans for future grants at January 31, 2017 were 323,535.

9.	Net Income (Loss) Per Share

We calculate basic income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the effects of potentially dilutive securities. Because we incurred net loss for the fiscal year ended January 31, 2016, basic and diluted loss per share were the same because the inclusion of 647,000, as of January 31, 2016, potential common shares related to outstanding stock awards in the calculation would have been antidilutive. For the fiscal year ended January 31, 2017, 3,119,000 of potential common shares related to outstanding stock award were not included in the calculation as its inclusion would be antidilutive. The summary of the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Years Ended
	2017	2016

Net income (income)	$845	$(1,346)
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,615	14,652
Basic net income (loss) per share	$0.06	$(0.09)
Diluted net income (loss) per share:
Weighted average shares outstanding - basic	14,615	14,652
Effect of potentially dilutive securities	2	-
Weighted average shares outstanding - diluted	14,617	14,652
Diluted net income (loss) per share	$0.06	$(0.09)

10.	Employee Benefit Plans

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

We have obligations to match employee contributions made to the Plan. Generally, our obligation is equal to 100% of up to 5% of employees’ contribution amounts. If we are unable to meet the requisite matching, the Plan may need to be amended. The Company made no matching contributions with respect to the Plan during the years ended January 31, 2017 and 2016.

11.	Commitments and Contingencies

Our headquarters are located in Laguna Niguel, California. The lease expired August 2016 and is now leased by us pursuant to sequential six-month extensions. Rental expense for the years ended January 31, 2017 and 2016 was approximately $0.2 million, net and $0.3 million, respectively.

Executive Severance Commitments

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or other circumstances, the amount of his then current annual base salary and the amount of any bonus amount Mr. Lanni would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the consolidated financial statements for this agreement.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2017 and 2016, no compensation expense has been accrued under this deferred compensation plan as its goal was not achieved.

Legal Contingencies

On February 13, 2015, we filed a lawsuit against Best Buy for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe the Company’s patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an Inter Partes Review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the Inter Partes Review.

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling that Apple had shown, by a preponderance of the evidence, that the claims made by us under the 933 Patent are unpatentable under United States law. We plan to appeal the PTAB’s ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

In addition to the pending matters described above, we may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act as of the end of the period covered by this report. Based upon this evaluation, our management, including our principal executive officer and principal financial officer, as more fully explained below, have concluded that, as of January 31, 2017, our disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of January 31, 2017. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While the lack of effective internal control over financial reporting during the fiscal year ended January 31, 2017 did not result in any particular deficiency in our financial reporting for the fiscal year, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need raise additional capital or improve our working capital position to allow us to hire additional staff.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of the fiscal year ended January 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2017, and delivered to shareholders in connection with our 2017 annual meeting of shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2017, and delivered to shareholders in connection with our 2017 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2017, and delivered to shareholders in connection with our 2017 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2017, and delivered to shareholders in connection with our 2017 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The other information required by this Item is incorporated herein by reference to our definitive Proxy Statement, which will be filed within 120 days of January 31, 2017, and delivered to shareholders in connection with our 2017 annual meeting of shareholders.

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

Other Exhibits

21.1	Subsidiaries of the Company†

23.1	Consent of Independent Registered Public Accounting Firm – SQUAR, MILNER, LLP†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002†

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002+†

101.INS	XBRL Instance Document Ω

101.SCH	XBRL Taxonomy Extension Schema Document Ω

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document Ω

101.DEF	XBRL Taxonomy Extension Definition Ω

101.LAB	XBRL Taxonomy Extension Label Linkbase Document Ω

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document Ω

†	Filed herewith.
+	Furnished herewith.
*	These exhibits are identified as management contracts or compensatory plans or arrangements of the registrant pursuant to Item 15 of Form 10-K.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2017.

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

Signature	Title	Date

/s/ THOMAS W. LANNI	President and Chief Executive Officer	April 28, 2017
Thomas W. Lanni	(Principal Executive Officer), Director

/s/ JANET N. GUTKIN	Chief Accounting Officer	April 28, 2017
Janet N. Gutkin	(Principal Financial Officer and Principal
Accounting Officer)

/s/ LOUIS E. SILVERMAN	Chairman of the Board,	April 28, 2017
Louis E. Silverman	Director

/s/ WAYNE CADWALLADER	Director	April 28, 2017
Wayne Cadwallader

/s/ RICHARD T. LEBUHN	Director	April 28, 2017
Richard T. LeBuhn

/s/ MICHAEL R. LEVIN	Director	April 28, 2017
Michael R. Levin