Form 10-K/A
period 2017-01-31
COMARCO INC
filed 2017-05-31
CIK 22252

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

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

The number of shares of the registrant’s common stock outstanding as of May 30, 2017 was 14,614,165.

Documents incorporated by reference:

None

COMARCO, INC.

FORM 10-K/A

Amendment No. 1

FOR THE FISCAL YEAR ENDED JANUARY 31, 2017

TABLE OF CONTENTS

		Page
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	1

ITEM 11.	EXECUTIVE COMPENSATION	4

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	7

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	8

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	9

i

EXPLANATORY NOTE

Comarco, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the fiscal year ended January 31, 2017 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We will not file our proxy statement within 120 days of our fiscal year ended January 31, 2017, and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Report. In addition, in connection with the filing of this Amendment and pursuant to Rule 13a-14 under the Exchange Act, we are including with this Amendment currently dated certifications. Except as described above, no other amendments are being made to the Report. This Form 10-K/A does not reflect events occurring after the May 1, 2017 filing of our Report nor does it modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information concerning the Company’s current directors and is followed by a brief biography of each director.

			Year First	Other Public
			Elected/Appointed	Company Directorships
Name	Age	Principal Comarco Position	As Director	(Past Five Years)
Wayne G. Cadwallader	60	Director	2011	Orbit International, Corp.
Thomas W. Lanni	63	Director and President and Chief Executive Officer	2011	None
Richard T. LeBuhn	52	Director	2008	Asterias Biotherapeutics, Inc.
Michael R. Levin	55	Director	2011	AG&E Holdings, Inc.
Louis E. Silverman	58	Chairman of the Board	2012	Questcor Pharmaceuticals, Inc., STAAR Surgical Co

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

Executive Officers

The following table sets forth information as of May 30, 2017 concerning the executive officers of the Company (other than Mr. Lanni, whose biographical information appears in the disclosure under the Directors section above) and its subsidiary, Comarco Wireless Technologies, Inc. The officer serves at the pleasure of the Board of Directors.

Name	Age	Position
Janet Nguyen Gutkin	44	Chief Accounting Officer and Corporate Secretary

Janet Nguyen Gutkin has over 17 years of experience in accounting and finance. On February 21, 2014, Ms. Gutkin was appointed as the Company’s Chief Accounting Officer, pursuant to the terms of an Agreement for Consulting Services with the Company, dated effective January 16, 2014. Since 1996, Ms. Gutkin held various senior accounting and finance positions with New Asia Partners (“NAP”) and Quality Systems, Inc. (“QSI”). Prior to joining QSI, Ms. Gutkin worked at Arthur Andersen in the assurance practice. Ms. Gutkin holds a MBA from the University of Chicago – Booth School of Business and a Masters in Accounting from the University of Southern California.

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

Audit Committee

The Audit Committee monitors the quality and integrity of the Company’s financial statements, internal controls, risk management and legal and regulatory compliance. In addition, the Audit Committee oversees the accounting and financial reporting processes and the audits of the Company’s financial statements, including monitoring the independence, qualifications and performance of the Company’s independent registered public accounting firm. In this capacity, the Audit Committee: (i) determines the compensation of, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm; (ii) pre-approves all audit and permitted non-audit services; and (iii) reviews the scope and results of each fiscal year’s outside audit. The fiscal 2017 members of the Audit Committee were Messrs. Levin, who chaired the committee, and LeBuhn. The Board determined that the members of the Audit Committee during fiscal 2017 were independent as defined under Rule 10A-3(b) promulgated by the Securities and Exchange Commission (the “SEC”) and that both Mr. Levin satisfied the requirements of an “audit committee financial expert” for purposes of the rules and regulations of the SEC. Additionally, the Board determined that each of Messrs. Levin and LeBuhn understood fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Audit Committee met four times during fiscal 2017.

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

The Company believes that during fiscal year ended January 31, 2017, its executive officers, directors and persons that owned more than 10 percent of the Company’s common stock complied with the Section 16(a) reporting requirements on a timely basis, based on the reports received by the Company or written certifications received by the Company from its executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the total compensation earned by our President and Chief Executive Officer for fiscal 2017 and 2016, who was the only executive officer whose compensation exceeded $100,000 for the fiscal 2017 (the “Named Executive Officer”). The amounts shown include compensation for services in all capacities that were provided to the Company.

Summary Compensation Table

			Equity	Vacation	All Other
Name and		Salary (4)	Awards(1)	Payouts	Compensation(2)	Total
Principal Position	Year	($)	($)	($)	($)	($)
Thomas W. Lanni	2017	$195,987	$7,583	$41,360	$43,329	$288,259
President & Chief Executive Officer.	2016	$196,410	$10,667	$17,208	$47,268	$271,553

(1)

This column represents the grant date fair value of restricted stock units granted to the Named Executive Officers in fiscal 2017 and 2016, in accordance with the Stock Compensation Topic of the FASB Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. The assumptions used in calculating the fair value of these stock options can be found under Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017. On October 27, 2016, Mr. Lanni was granted 100,000 stock options. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

(2)	The amounts reported above under the heading “All Other Compensation” consist of the following:

		All Other Compensation ($)
Name	Year	Insurance Premiums	401(k) Contributions	Total
Thomas W. Lanni	2017	$43,329	$—	$43,329
	2016	$47,268	$—	$47,268

(3)

This column represents salary earned. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2017, no expense has been accrued under this deferred compensation plan as its goal was not achieved. As of January 31, 2017, $138,000 was deferred for Mr. Lanni under this deferred compensation plan.

2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information with respect to grants of plan-based awards to the Named Executive Officers at January 31, 2017.

Option Awards
	Number of Securities Underlying Unexercised Options			Option
Name	Exercisable (#)	Unexercisable (#)		Exercise Price ($)	Option Expiration Date
Thomas W. Lanni	60,000	40,000	(1)	$1.09	11/11/2018
	—	100,000		$0.16	6/1/2025
	—	100,000		$0.09	10/27/2026

(1)	These shares will vest when and if the closing price of the Company’s common stock is $5.00 or greater for 90 consecutive days.

Potential Payments Upon Change of Control

The Company and Mr. Lanni are parties to a Severance Compensation Agreement, which provides that, if, within 24 months following a “Change in Control” (as defined in the agreement), he is terminated by us other than for “Cause” (as defined in the agreement) or ceases to be employed by us for reasons other than because of death, disability, retirement or Cause, or he terminates his employment with us for “Good Reason” (as defined in the agreement), then he is entitled to receive a lump sum cash payment equal to the sum of his annual base salary plus his annual incentive compensation bonus assuming 100 percent satisfaction of all performance goals thereunder. Assuming, hypothetically, that the relevant triggering events took place on January 31, 2017, the last day of fiscal 2017, Mr. Lanni would have been entitled to receive $230,000 under such agreement.

Non-Employee Director Compensation

The annual cash retainer payable through December 31, 2015 to our non-employee directors was $7,800 per year. Additional annual retainers for the Audit Committee Chairman, Compensation Committee Chairman and Nominating and Governance Chairman were $2,400, $1,200 and $1,200, respectively. Effective January 1, 2016, the annual cash retainer was increased to $13,800 per year and additional annual retainers for the Audit Committee Chairman, Compensation Committee Chairman and Nominating and Governance Chairman was $1,200. Effective April 1, 2017, $1,250 per month of the retainer paid to the non-employee directors was deferred and the annual cash retainer was reduced to zero to enable the Company to spend incremental resources on it IP enforcement activities. Upon the achievement of certain, specific, targeted balance sheet targets, the deferred amounts will be satisfied.

Effective May 1, 2013, the annual retainer paid to the Chairman of the Board was $84,000 based on the significant commitment required. Effective December 31, 2015, $2,500 per month of the retainer paid to the Chairman of the Board was deferred to enable the Company to spend incremental resources on its IP enforcement activities. Upon the achievement of certain, specific, targeted balance sheet targets, the deferred amounts will be satisfied. Beginning January 1, 2016, the Chairman of the Board’s annual retainer was reduced to $54,000. Effective April 1, 2017, $1,500 per month of the retainer paid to the Chairman of the Board was deferred and the annual cash retainer was reduced to $36,000 per year to enable the Company to spend incremental resources on it IP enforcement activities. Upon the achievement of certain, specific, targeted balance sheet targets, the deferred amounts will be satisfied.

Non-employee directors who serve on, but do not chair, a committee of the Board are not paid any separate annual retainers for service on such committee. No separate meeting fees are paid for attendance at any Board or committee meetings. From time to time we may grant equity-based compensation to our non-employee directors, but we do not have any formal policy under which such grants are made.

Director Compensation Table

The following table details the cash retainers and fees, as well as equity compensation in the form of stock awards earned by our non-employee directors during fiscal 2017:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Total ($)
Wayne G. Cadwallader	$15,000	$4,492	$19,492
Richard T. LeBuhn	$15,000	$4,492	$19,492
Michael R. Levin	$15,000	$4,492	$19,492
Louis E. Silverman	$54,000	$4,492	$58,492

(1)

This column also represents fees earned or paid in cash. On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of January 31, 2017, no expense has been accrued under this deferred compensation plan as its goal was not achieved. The following represents amounts deferred as of January 31, 2017:

Name	Amounts deferred under deferred compensation plan ($)
Wayne G. Cadwallader	$30,600
Richard T. LeBuhn	$30,600
Michael R. Levin	$30,600
Louis E. Silverman	$392,500

(2)

This column represents the grant date fair value of stock options granted to the non-employee directors in fiscal 2017, in accordance with the Stock Compensation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards. Amounts shown reflect accounting expenses and do not reflect whether the recipient has actually realized a financial benefit from the awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of the Company’s common stock as of May 30, 2017 by:

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

The percentages of common stock beneficially owned are based on 14,614,165 shares of the Company’s common stock outstanding at May 30, 2017.

	Number of
	Shares
	Beneficially		Percent of
Name and Address of Beneficial Owner	Owned		Class
Wayne G. Cadwallader(6)	237,500	(2)	1.6%
Thomas W. Lanni(6)	480,470	(2)	3.3%
Richard T. LeBuhn(6)	284,800	(2)	1.9%
Michael R. Levin	194,100	(2)	1.3%
Louis E. Silverman	375,000	(2)	2.6%
All Directors, Director Nominees and the Named Executive Officer as a group (5 persons)	1,571,870	(2)	10.8%
Broadwood Partners, L.P.
Broadwood Capital, Inc.
Neal Bradsher
724 Fifth Avenue, 9th Floor
New York, New York 10019	3,914,136	(3)	23.1%
Elkhorn Partners Limited Partnership
222 Skyline Drive
Elkhorn, NE 68022	6,939,872	(4)	47.5%
Norfield Capital, LLC
Paul Borowiec
47 Lois Street
Norwalk, CT 06851	1,432,947	(1)	8.4%

*	Indicates less than 1 percent of the outstanding shares of common stock.

(1)

Based on a Schedule 13G filed with the SEC on April 27, 2015 by Norfield Capital LLC (“Norfield”) and Pawel (“Paul”) Borowiec. Norfield and Mr. Borowiec have shared power voting and dispositive power for 1,432,947 shares.

(2)

Includes shares which the person has the right to acquire within 60 days of May 30, 2017. For Messrs. Cadwallader, Lanni, LeBuhn, Levin and Silverman, 95,000, 200,000, 110,000, 95,000 and 300,000 shares listed in this column, respectively, include shares which may be acquired through the exercise of stock options. For all current directors and executive officers as a group, the shares indicated in this column include an aggregate of 800,000 shares that may be acquired through the exercise of stock options.

(3)

Includes an aggregate of 2,350,000 shares that may be acquired through the exercise of common stock purchase warrants, which Broadwood Partners L.P. has the right to exercise within 60 days of September 19, 2016. As of August 13, 2014, based on a Schedule 13D (Amendment 12) filed with the SEC on August 19, 2014 by Broadwood Partners, L.P. (“Broadwood Partners”), Broadwood Capital, Inc. (“Broadwood Capital”), the general partner of Broadwood Partners and Neal C. Bradsher, the President of Broadwood Capital. Broadwood Partners and Broadwood Capital have shared power voting and dispositive power for 3,898,636 shares; however, Broadwood Partners and Broadwood Capital specifically disclaim beneficial ownership of such shares. Neal C. Bradsher has the sole voting and dispositive power for 15,500 shares and the shared voting and dispositive power for 3,914,136.

(4)	Based on a Schedule 13D (Amendment 8) filed with the SEC on February 13, 2013 by Elkhorn Partners Limited Partnership, which has sole voting and dispositive power for 6,939,872 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Transactions with Related Persons

Since February 1, 2016, the Company has not been a party to, and has no plans to be a party to, any transaction or series of transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

The Audit Committee has appointed Squar Milner LLP (“Squar Milner”) as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2017.

Audit Fees

The aggregate fees incurred and payable to Squar Milner for professional services rendered in connection with the audit and quarterly reviews of the Company’s consolidated financial statements during fiscal years ended January 31, 2017 and 2016 were approximately $73,000 and $70,000, respectively.

Audit-Related Fees

No expenses were incurred during fiscal years ended January 31, 2017 and 2016.

Tax Fees

In fiscal years ended January 31, 2017 and 2016, we engaged Squar Milner to assist us with preparation of the Company’s tax returns and incurred fees during these years of approximately $14,000 and $15,000, respectively.

All Other Fees

We paid Squar Milner approximately $11,000 for the audit of our Savings and Retirement Plan in fiscal year ended January 31, 2016 for the audit of our plan year ending December 31, 2014.

Pre-Approval Policies and Procedures

It is the Company’s policy that all audit and non-audit services to be performed by the Company’s independent registered public accounting firm be approved in advance by the Audit Committee. All of the services provided in fiscal years ended January 31, 2017 and 2016 were pre-approved.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2017.

COMARCO, INC.

May 31, 2017	By:	/s/ THOMAS W. LANNI
Thomas W. Lanni
President and Chief Executive Officer
(Principal Executive Officer)

May 31, 2017	By:	/s/ JANET N. GUTKIN
Janet N. Gutkin
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of our Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of our Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.