Form 10-Q
period 2017-04-30
COMARCO INC
filed 2017-06-14
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

April 30, 2017

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
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	√

The registrant had 14,614,165 shares of common stock outstanding as of June 14, 2017.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 30, 2017

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and par value amounts)

	(Unaudited)
	April 30,	January 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$377	$618
Other current assets	44	14
Total current assets	421	632
Total assets	$421	$632

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9	$6
Accrued liabilities	387	384
Income taxes payable	5	5
Total current liabilities	401	395
Total liabilities	401	395

Commitments and Contingencies (Note 8)

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,614,165 shares issued and outstanding at April 30, 2017 and January 31, 2017	1,461	1,461
Additional paid-in capital	18,415	18,410
Accumulated deficit	(19,856)	(19,634)
Total stockholders' equity	20	237
Total liabilities and stockholders' equity	$421	$632

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 30,
	2017	2016

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Selling, general and administrative expenses	222	364
	222	364
Operating loss	(222)	(364)
Other income, net	-	1,688

(Loss) income from operations before income taxes	(222)	1,324
Income tax expense	-	-
Net (loss) income	$(222)	$1,324

Basic (loss) income per share:	$(0.02)	$0.09
Diluted (loss) income per share:	$(0.02)	$0.09

Weighted-average shares outstanding:
Basic	14,615	14,644
Diluted	14,615	14,644

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(222)	$1,324
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	-	1
Stock-based compensation expense	5	13
Changes in operating assets and liabilities
Other assets	(30)	(35)
Accounts payable	3	(504)
Accrued liabilities	3	(32)
Net cash (used in) provided by operating activities	(241)	767

Net (decrease) increase in cash and cash equivalents	(241)	767
Cash and cash equivalents, beginning of period	618	680
Cash and cash equivalents, end of period	$377	$1,447

Supplementary disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization

Comarco, Inc. was incorporated in California in 1960 and its common stock has been publicly traded since 1971, when it was spun-off from Genge Industries, Inc. Comarco, Inc.’s wholly-owned subsidiary, Comarco Wireless Technologies, Inc. (“CWT”), was incorporated in the state of Delaware in September 1993. Comarco and CWT are collectively referred to as “we,” “us,” “our,” “Comarco,” or the “Company”.

2.	Current Developments, Future Operations, Liquidity and Capital Resources

The unaudited consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. As of April 30, 2017, we had working capital of $20,000, which is not sufficient to fund our operations over the next twelve months. We have ceased traditional operations and are currently generating no revenues. Our ability to continue to operate as a going concern is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flow and/or obtain borrowings or raise capital to meet our liquidity needs.  However, there are no assurances that sufficient cash flows can be generated through our patent monetization efforts, and we currently have no commitments for additional financing, and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. These factors raise substantial doubt regarding the Company’s ability to continue to operate as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments relating to this uncertainty.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all of our patent portfolio.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting Inter Partes Review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Current Developments, Future Operations, Liquidity and Capital Resources (continued)

We believe that our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patented technology in third-party products. We continue to explore opportunities to expand, protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. We may or may not resume our traditional activities of producing innovative charging solutions for battery powered devices. There are no assurances that any of these potential opportunities or activities will occur or be successful.

3.	Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity.

Basis of Presentation

The accompanying consolidated balance sheet as of January 31, 2017, which has been derived from our audited financial statements, and our unaudited interim consolidated financial statements as of, and for the three months ended April 30, 2017 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2017 (the “2016 Form 10-K”), which was filed with the SEC on May 1, 2017. The accounting policies followed by the Company are set forth in Note 3 to the Company’s audited financial statements included in the 2017 Form 10-K. The unaudited interim consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2018.

Reclassification

Certain prior year and prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Principles of Consolidation

The unaudited interim consolidated financial statements of the Company include the accounts of Comarco, Inc. and CWT, its wholly owned subsidiary. All material intercompany balances, transactions, and profits and losses have been eliminated.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)

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

Legal expense classification

Our legal expenses are classified in either selling, general, and administrative expenses. All legal expenses incurred related to our intellectual property, including associated litigation expense and maintenance of our patent portfolio, public company legal expense, and all other litigation expense are included in selling, general, and administrative expenses in our consolidated statement of operations.

Income tax expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of April 30, 2017.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 5).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. For public entities, the update is effective for financial statements issued for fiscal years beginning after December 15, 2018. ASU 2014-09 is effective for us in the first quarter of fiscal 2020. As we are not generating any revenue and do not foresee generating revenue in the near future, we do not expect the adoption of this updated authoritative guidance to have a significant impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

Subsequent Events

Management has evaluated events subsequent to April 30, 2017 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

As of April 1, 2017, the Company’s independent directors elected to defer cash compensation as follows: the Chairman’s cash compensation was reduced from $4,500 per month to $3,000 per month with $1,500 deferred; the other independent directors’ cash compensation was reduced from $1,250 per month to $0 per month with $1,250 deferred. Cash compensation will continue to be deferred on a monthly basis as described above until such time as the Company files a 10Q disclosing cash net of liabilities in excess of $3.0 million, provided that the directors continue to serve the Company through the filing date.

4.	Stock-Based Compensation

We grant stock awards for a fixed number of shares to employees, consultants, and directors pursuant to our shareholder-approved equity incentive plans.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

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

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended
	April 30,
	2017	2016
Stock-based compensation expense	$7	$13
Impact on basic and diluted earnings per share	$(0.00)	$(0.00)

The total compensation cost related to unvested awards not yet recognized is approximately $13,500 and is expected to fully vest and be recognized as compensation expense by the third quarter of fiscal year 2018.

During the three months ended April 30, 2017 and 2016, no stock options and no restricted stock units were granted.

Transactions and other information related to stock options granted under these plans for the three months ended April 30, 2017 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2017	1,100,000	$0.37
Options granted	-	-
Options canceled or expired	-	-
Options exercise	-	-
Balance, April 30, 2017	1,100,000	$0.37
Stock Options Exercisable at April 30, 2017	760,000	$0.44

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

As of April 30, 2017, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.06 per share on April 30, 2017. The following table summarizes information about the Company’s stock awards outstanding at April 30, 2017:

			Awards Outstanding			Options Exercisable
				Weighted-Ave.
Range of			Number	Remaining	Weighted-Ave.	Number	Weighted-Ave.
Exercise/Grant Prices			Outstanding	Contractual Life	Exercise/Grant Price	Exercisable	Exercise Price
$0.09			300,000	9.50	$0.09	-	$0.09
$0.14	-	$0.16	300,000	8.14	$0.15	300,000	$0.15
$0.40			385,000	5.26	$0.40	385,000	$0.40
$1.09			100,000	1.53	$1.09	60,000	$1.09
$4.53			15,000	0.84	$4.53	15,000	$4.53
			1,100,000			760,000

Shares available under the plans for future grants at April 30, 2017 totaled 323,535.

5.	Net (Loss) Income Per Share

We calculate basic (loss) income per share by dividing net (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the effects of dilutive potential common shares. Because we incurred a net loss for the three months ended April 30, 2017, basic and diluted loss per share for this period were the same because the inclusion of potential common shares would have been dilutive. For the three months ended April 30, 2016, basic and diluted income per share was the same as all potential common shares were antidilutive.

Potential common shares of 3,190,000 and 3,073,736 relating to outstanding warrants and to stock awards to directors and our employee have been excluded from diluted weighted average common shares for the three months ended April 30, 2017 and 2016, respectively, as the effect would have been antidilutive.

The following table presents reconciliations of the numerators and denominators of the basic and diluted loss per share computations for net (loss) income. In the tables below, “Net (loss) income” represents the numerator and “shares” represents the denominator (in thousands, except per share amounts):

	Three Months Ended April 30,
	2017	2016

Net (loss) income	$(222)	$1,324
Basic net income (loss) per share:
Weighted-average shares outstanding-Basic	14,615	14,644
Basic net (loss) income per share	$(0.02)	$0.09
Diluted net (loss) income per share:
Weighted average shares outstanding - basic	14,615	14,644
Effect of potentially dilutive securities	-	-
Weighted average shares outstanding - diluted	14,615	14,644
Diluted net (loss) income per share	$(0.02)	$0.09

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	Concentrations

The companies that comprise 10 percent or more of our gross accounts payable at either April 30, 2017 and January 31, 2017 are listed below (in thousands, except percentages):

	As of April 30,		As of January 31,
	2017		2017

Total gross accounts payable	$9	100%	$6	100%
Vendor concentration:
Fuan Gee Mechanical Industrial Co.	3	34%	3	50%
RentShare	2	22%	2	33%
CNA Insurance	2	22%	1	17%
Computershare, Inc.	2	22%	-	0%
	$9	100%	$6	100%

Fuan Gee was an audio plug supplier that we previously sourced. RentShare is a third-party leasing company to which the Company pays month-to-month rent. CNA insurance provides the Company with umbrella and property insurance, and Computershare, Inc. is the Company’s transfer agent.

7.	Accrued Liabilities

Accrued liabilities consist of the following as of April 30, 2017 and January 31 2017 (in thousands):

	April 30,	January 31,
	2017	2017

Accrued legal and professional fees	$124	$94
Accrued payroll and related expenses	9	21
Accrued consulting	71	80
Other	183	189
	$387	$384

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	Commitments and Contingencies

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

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of April 30, 2017, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements are only based on facts and factors known by us as of the date of this report. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically referenced under the section below entitled “Risk Factors,” as well as those discussed elsewhere in this report and in our other filings” with the Securities and Exchange Commission (“SEC”). Readers are urged not to place undue reliance on these forward-looking statements, which reflect information as of the date of this report.

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

In addition to the risks, uncertainties, and other factors discussed above or elsewhere in this report, additional risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied in any forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (the “2017 Form 10-K”) filed with the SEC and those contained in the Company’s other filings with the SEC. Readers of this report are urged to review the descriptions of the risks, uncertainties and other factors contained in those other reports.

Going Concern

The unaudited consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates that we will realize returns on our assets and satisfy our liabilities and commitments in the ordinary course of business. As of April 30, 2017, we had a working capital of $20,000, which is not sufficient to fund our operations over the next twelve months. We have ceased traditional operations and our currently generating no revenue. Our ability to continue to operate as a going concern is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flow and/or obtain borrowings or raise capital to meet our liquidity needs.  However, there are no assurances that sufficient cash flows can be generated through our patent monetization efforts, we currently have no commitments for additional financing, and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all. These factors raise substantial doubt regarding the Company’s ability to continue to operate as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments relating to this uncertainty.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting Inter Partes Review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

Basis of Presentation

The consolidated results of our operations presented in this report are not audited and are not necessarily indicative of the results to be expected for the entirety of the fiscal year ending January 31, 2018 or any other interim period during such year. Our fiscal year ends on January 31 and our fiscal quarters end on April 30, July 31, and October 31. Unless otherwise stated, all dates refer to our fiscal year and those fiscal quarters.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three months ended April 30, 2017 and 2016:

●	We generated no revenue for three months ended April 30, 2017 and 2016. We anticipate that we will generate no future revenue from the development, design, distribution or sale of any products.

●	On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus. Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products (as defined by the agreements), as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party OEMs. In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by the SEC.

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

●

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our unaudited interim consolidated financial statements appearing elsewhere in this report, which have been prepared in accordance with GAAP. The preparation of these unaudited interim condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from our estimates.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three months ended April 30, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2017.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim consolidated statements of operations for the three months ended April 30, 2017 and 2016:

	(in thousands)
	Three Months Ended April 31,
	2017	2016	% Change

Revenue	$-	$-	0%
Operating loss	$(222)	$(364)	39%
Net (loss) income	$(222)	$1,324	-117%

Operating Costs and Expenses

	(in thousands)
	Three Months Ended April 30,
	2017		2016
		% of Rev		% of Rev	% Change
Operating expenses:
Selling, general and administrative expenses	$222	0%	$364	0%	-39%
	$222	0%	$364	0%	-39%

Selling, general, and administrative (“SG&A”) expenses for the three months ended April 30, 2017 increased approximately $142,000 compared to the corresponding period of April 30, 2016 incurred related to our intellectual property and maintenance of our patent portfolio, litigation expenses, and other professional fees. We had no employees in our sales and marketing department during the months ended April 30, 2017 and 2016. General and administrative related expenses consist of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

Other Income, net

During the three months ended April 30, 2017 and 2016, other income, net, was $0 and approximately $1.7 million, respectively. Other income net for the three months ended April 30, 2016 was related to the Company’s settlement with Targus.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of April 30, 2017.

Liquidity and Capital Resources

Cash and cash equivalents decreased approximately from $618,000 from January 31, 2016 to $377,000 at April 30, 2017. The following table is a summary of our Consolidated Statements of Cash Flows.

	(in thousands)
	Three Months Ended April 30,
	2017	2016

Cash provided by (used in):
Operating activities	$(241)	$767
Investing activites	$-	$-
Financing activities	$-	$-

Operating Activities

Cash used in operating activities was approximately $241,000 for the three months ended April 30, 2017 and was primarily used to pay off the Company’s accounts payable.

Cash provided by operating activities was approximately $767,000 for the three months ended April 30, 2016 and was primarily driven by the Company’s net income of approximately $1.3 million.

Investing Activities

We had no financing activities during the three months ended April 30, 2017 and 2016.

Financing Activities

We had no financing activities during the three months ended April 30, 2017 and 2016.

Uncertainties Regarding Future Operations and Liquidity Requirements for the Next 12 Months

As of April 30, 2017, we had a working capital of $20,000, which is not sufficient to fund our operations over the next twelve months. We have ceased traditional operations and our currently generating no revenues. Our ability to continue to operate as a going concern is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flows and/or obtain borrowings or raise capital to meet our liquidity needs.  However, there are no assurances that sufficient cash flows can be generated through our patent monetization efforts, we currently have no commitments for additional financing, and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of April 30, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

In connection with its evaluation, our management has concluded that, as of April 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP due to lack of segregation of duties. Our management’s finding of ineffective internal control over financial reporting results primarily from a lack of sufficient accounting and information technology staff which results in a lack of segregation of duties necessary for an appropriate system of internal controls. While management believes that the lack of effective internal control over financial reporting during the fiscal quarter ended April 30, 2017 did not result in any particular deficiency in our financial reporting for the fiscal quarter then ended, management believes that the lack of effectiveness of our internal control over financial reporting could result in a failure to provide reliable financial reporting in the future. In order to remedy our existing internal control deficiency, we will need to raise additional capital or improve our working capital position to allow us to hire additional staff.

 Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Apple Inc., Case No. 8:15-cv-00145, United States District Court for the Central District of California.

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course and that we may require incremental financing in order to pursue the appeal to conclusion. We currently have no commitments for any additional financing and there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

Our business, financial condition and operations are subject to a number of factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on 2017 Form 10-K as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in 2017 Form 10-K.

ITEM 6.	EXHIBITS

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: June 14, 2017	/s/ THOMAS W. LANNI
Thomas W. Lanni President and Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2017	/s/ JANET N. GUTKIN
Janet N. Gutkin Chief Accounting Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.