Form 10-Q
period 2017-07-31
COMARCO INC
filed 2017-09-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

July 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 14,614,165 shares of common stock outstanding as of September 14, 2017.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2017

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)

	Condensed Consolidated Balance Sheets as of July 31, 2017 and January 31, 2017	4

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2017 and 2016	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2017 and 2016	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 1A.	RISK FACTORS	22

ITEM 6.	EXHIBITS	21

SIGNATURES		22

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	(Unaudited)
	July 31,	January 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$101	$618
Other current assets	32	14
Total current assets	133	632
Total assets	$133	$632

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$2	$6
Accrued liabilities	300	384
Income taxes payable	-	5
Total current liabilities	302	395
Total liabilities	302	395

Commitments and Contingencies (Note 7)

Stockholders' Equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,614,165 shares issued and outstanding at July 31, 2017 and January 31, 2017	1,461	1,461
Additional paid-in capital	18,422	18,410
Accumulated deficit	(20,052)	(19,634)
Total stockholders' (deficit) equity	(169)	237
Total liabilities and stockholders' (deficit) equity	$133	$632

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Royalty income	$6	$-	$6	$-
Cost of revenue	-	(472)	-	(472)
Gross profit	6	472	6	472

Selling, general and administrative expenses	202	360	424	724
	202	360	424	724
Operating loss	(196)	112	(418)	(252)
Other income, net	-	16	-	1,704

(Loss) income from operations before income taxes	(196)	128	(418)	1,452
Income tax expense	-	-	-	-
Net (loss) income	$(196)	$128	$(418)	$1,452

(Loss) income per basic share:	$(0.01)	$0.01	$(0.03)	$0.10
(Loss) income per diluted share:	$(0.01)	$0.01	$(0.03)	$0.10

Weighted-average shares outstanding basic and diluted:	14,615	14,644	14,615	14,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(418)	$1,452
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	2
Stock-based compensation expense	12	18
Changes in operating assets and liabilities
Accounts receivable due from suppliers	-	122
Other assets	(18)	(22)
Accounts payable	(4)	(756)
Accrued liabilities	(84)	(362)
Income taxes payable	(5)	-
Net cash (used in) provided by operating activities	(517)	454

Net (decrease) increase in cash and cash equivalents	(517)	454
Cash and cash equivalents, beginning of period	618	680
Cash and cash equivalents, end of period	$101	$1,134

Supplementary disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6	$40

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

2.	Current Developments, Future Operations, Liquidity and Capital Resources

The unaudited consolidated financial statements have been prepared assuming that we will continue to operate as a going concern. As of July 31, 2017, we had negative working capital of $169,000. We have ceased traditional operations and are currently generating no product related revenues. As discussed in Note 8 Subsequent Events, on September 12, 2017, we sold 7,000,000 shares of our Series A Participating Preferred Stock for gross proceeds to us in the amount of $700,000 (“Series A Financing”). We believe the proceeds from our Series A Financing will provide us sufficient capital to allow us to discharge our liabilities and commitments in the normal course of business over the next twelve months. However, our ability to continue to operate as a going concern beyond that period is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flow and/or obtain borrowings or raise additional capital.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all our patent portfolio.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting Inter Partes Review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing (see Note 8) should provide us sufficient capital to pursue the appeal for the next 12 months, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 31, 2017, which has been derived from our audited financial statements, and our unaudited interim consolidated financial statements as of, and for the three and six months ended July 31, 2017 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2017 (the “2017 Form 10-K”), which was filed with the Securities and Exchange Commission, (“SEC”) on May 1, 2017. The accounting policies followed by the Company are set forth in Note 3 to the Company’s audited financial statements included in the 2017 Form 10-K. The unaudited interim consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2018.

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

Legal expense classification

All legal expenses, including expenses related to our intellectual property litigation, maintenance of our patent portfolio, public company legal expense, and all other litigation expense, are included in selling, general, and administrative expenses in the accompanying condensed consolidated statement of operations.

Income tax expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of July 31, 2017.

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period excluding the dilutive effect of potential common stock, which for us consists solely of stock awards. Diluted earnings per share reflects the dilution that would result from the exercise of all dilutive stock awards outstanding during the period. The effect of such potential common stock is computed using the treasury stock method (see Note 5).

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board “FASB” issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. As we do not have any long-term leases, we do not expect the adoption of this updated authoritative guidance to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606 (ASU 2014-09). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 can be adopted by the Company either retrospectively or as a cumulative-effect adjustment as of the date of adoption. On April 1, 2015, the FASB decided to defer the effective date of the new revenue standard by one year. For public entities, the update is effective for financial statements issued for fiscal years beginning after December 15, 2018. ASU 2014-09 is effective for us in the first quarter of fiscal 2020. As we are not generating any ongoing revenue we do not expect the adoption of this updated authoritative guidance to have a significant impact on our consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

Subsequent Events

Management has evaluated events subsequent to July 31, 2017 through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

4.	Stock-Based Compensation

We grant stock awards for a fixed number of shares to employees, consultants’, and directors pursuant to our shareholder-approved equity incentive plans.

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

We account for stock-based compensation using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model for options with ratable term vesting. The valuation model requires the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of our common stock price over the expected term, and the number of awards that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under applicable accounting rules, we review our value stock-based awards granted in future periods. The values derived from using either the Lattice Binomial or the Black-Scholes model are recognized as an expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may differ from our current estimates.

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

The total compensation cost related to unvested awards not yet recognized is approximately $6,750 and is expected to fully vest and be recognized as compensation expense by the third quarter of fiscal year 2018.

During the three and six months ended July 31, 2017 and 2016, no stock options and no restricted stock units were granted.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016

Stock-based compensation expense	$7	$5	$12	$18
Impact on basic and diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Transactions and other information related to stock options granted under these plans for the three and six months ended July31, 2017 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2017	1,100,000	$0.37
Options granted	-	-
Options canceled or expired	-	-
Options exercised	-	-
Balance, July 31, 2017	1,100,000	$0.37
Stock Options Exercisable at July 31, 2017	760,000	$0.44

As of July 31, 2017, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.03 per share on July 31, 2017. The following table summarizes information about the Company’s stock awards outstanding at July 31, 2017:

			Awards Outstanding			Options Exercisable
				Weighted-Ave.
				Remaining	Weighted-Ave.		Weighted-Ave.
Range of			Number	Contractural	Exercise/Grant	Number	Exercise
Exercise / Grant Prices			Outstanding	Life	Price	Exercisable	Price
$0.09			300,000	9.25	$0.09	-	$0.09
$0.14	-	$ 0.16	300,000	7.88	$0.15	300,000	$0.15
$0.40			385,000	5.01	$0.40	385,000	$0.40
$1.09			100,000	1.28	$1.00	60,000	$1.09
$4.53			15,000	0.58	$4.53	15,000	$4.53
			1,100,000			760,000

Shares available under the plans for future grants at July 31, 2017 totaled 323,535.

5.	Net (Loss) Income Per Share

We calculate basic (loss) income per share by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the effects of dilutive potential common shares. Because we incurred a net loss for the three and six months ended July 31, 2017, basic and diluted loss per share for this period were the same because the inclusion of potential common shares would have been dilutive. For the three and six months ended July 31, 2016, basic and diluted income per share was the same as all potential common shares were antidilutive.

Potential common shares of 3,190,000 and 3,073,736 relating to outstanding warrants and to stock awards to directors and our employee have been excluded from diluted weighted average common shares for the three and six months ended July 31, 2017 and 2016, respectively, as the effect would have been antidilutive.

6.	Accrued Liabilities

Accrued liabilities consist of the following as of July 31, 2017 and January 31, 2017 (in thousands):

	As of July 31,	As of January 31,
	2017	2017

Accrued legal and professional fees	$124	$94
Accrued payroll and related expesnses	10	21
Accrued consulting	-	80
Other	166	189
	$300	$384

7.	Commitments and Contingencies

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

As of April 1, 2017, the Company’s independent directors elected to defer cash compensation as follows: the Chairman’s cash compensation was reduced from $4,500 per month to $3,000 per month with $1,500 deferred; the other independent directors’ cash compensation was reduced from $1,250 per month to $0 per month with $1,250 deferred. Cash compensation will continue to be deferred on a monthly basis as described above until such time as the Company files a Form 10-Q or Form 10-K disclosing cash net of liabilities in excess of $3.0 million, provided that the directors continue to serve the Company through the filing date.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of July 31, 2017, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

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

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing (see Note 8) should provide us sufficient capital to pursue the appeal for the next 12 months, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

8.	Subsequent Events

On September 11, 2017, we entered into subscription agreements (the “Subscription Agreements”) with our two largest existing shareholders, Broadwood Partners, L.P. (“Broadwood”) and Elkhorn Partners Limited Partnership (“Elkhorn”), pursuant to which Broadwood and Elkhorn subscribed for and purchased 5,000,000 and 2,000,000 shares, respectively, of our Series A Contingent Convertible Preferred Stock (“Series A Preferred Stock”) at a purchase price of $0.10 per share. The purchase of the Series A Preferred Stock closed on September 12, 2017, resulting in gross proceeds to the Company of $700,000. The Subscription Agreements also provide that upon the earlier of a Triggering Event (as described below) or immediately prior to the liquidation, dissolution or winding up of the Company (subject to the provisions of the Series A Preferred Stock), we will issue Broadwood and Elkhorn, for no additional consideration, warrants (the “Warrants”) to purchase 18,026,500 shares and 7,210,600 shares, respectively, of our common stock (“Common Stock”). If issued, the Warrants will have a term of eight years from the date of issuance and an exercise price of $0.05 per share of Common Stock. As defined in the certificate of determination for the Series A Preferred Stock, “Triggering Event” includes, among other things, (a) the Court of Appeals for the Federal Circuit (or other court of appeals with appropriate jurisdiction) overturns the decision of the PTAB issued on February 22, 2017 (the “PTAB Decision”) regarding obviousness of our 933 Patent, (b) the Court of Appeals for the Federal Circuit (or other court of appeals with appropriate jurisdiction) requires that the PTAB review and reconsider the PTAB Decision, (c) the United States Supreme Court decision in the case of Oil States Energy Services, LLC vs. Greene’s Energy Group, LLC (or in any subsequent case brought before the United States Supreme Court) declares the Inter Parties Review process unconstitutional or otherwise reaches a decision resulting in the vacating or invalidity of the PTAB Decision, provided that such United States Supreme Court decision is made prior to a Court of Appeals action described in foregoing subparts (a) or (b), or (d) the Company receives cumulative incremental additional funds from any source, other than borrowings or the issuance of securities, after September 6, 2017 in an amount at or in excess of $700,000.

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

Going Concern

As of July 31, 2017, we had negative working capital of $169,000. We have ceased traditional operations and our currently generating no revenue. As discussed in Note 8 of the Condensed Consolidated Financial Statements included elsewhere in this report, on September 12, 2017, we sold 7,000,000 shares of our Series A Participating Preferred Stock for gross proceeds to us in the amount of $700,000 (“Series A Financing”). We believe the proceeds from our Series A Financing will provide us sufficient capital to allow us to discharge our liabilities and commitments in the normal course of business over the next twelve months. However, our ability to continue to operate as a going concern beyond that period is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flow and/or obtain borrowings or raise additional capital.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting Inter Partes Review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing should provide us sufficient capital to pursue the appeal for the next 12 months, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

We have and will continue to analyze alternatives to build and/or preserve value for our stakeholders, including, but not limited to, exploring additional investment and incremental financing from current and/or new investors, the engagement of advisors to assist in exploring strategic options for us as well as identifying potential partnerships to monetizing some or all of our patent portfolio and past, present, and future infringement claims. However, there can be no assurances that we will be successful in identifying and/or implementing any of these alternatives, or if implemented, that any of these alternatives will successfully preserve or increase shareholder value.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and six months ended July 31, 2017 and 2016:

●

We generated approximately $6,000 royalty income for the three and six months ended July 31, 2017 and 2016. We anticipate that we will generate minimal future revenues from the development, design, royalties and distribution or sale of any products.

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

●

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing (see Note 8) should provide us sufficient capital to pursue the appeal for the next 12 months, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and six months ended July 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2017.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim consolidated statements of operations for the three and six months ended July 31, 2017 and 2016:

	Three Months Ended		Six Months Ended
	July 31,		July 31,		Year over Year
					Three	Six
	2017	2016	2017	2016	Months	Months

Revenues	$6	$-	$6	$-	100%	100%
Operating income (loss)	$(196)	$112	$(418)	$(252)	288%	67%
Net income (loss)	$(196)	$128	$(418)	$1,452	255%	(129)%

Cost of Sales

	(in thousands) Three Months Ended July 31,				(in thousands) Six Months Ended July 31,				Year over Year
									Three	Six
	2017		2016		2017		2016		Months	Months
		% of		% of		% of		% of
		Total		Total		Total		Total
Cost of revenue
Product costs	$-	0%		0%	$-	0%	$-	0%	0%	0%
Supplier settlement	-	0%	(472)	0%	-	0%	(472)	0%	0%	100%
Supplier chain overhead	-	0%		0%	-	0%	-	0%	0%	0%
Inventory reserve and scrap charges	-	0%	-	0%	-	0%	-	0%	0%	0%
	$-	0%	$(472)	0%	$-	0%	$(472)	0%	0%	100%

During the six months ended July 31, 2016, we determined that the statute of limitations on the Zheng Ge contracts has lapsed. As a direct result, we wrote off receivables of $0.1 million from and liabilities of $0.6 million to Zheng Ge.

Operating Costs and Expenses

	(in thousands) Three Months Ended July 31,				(in thousands) Six Months Ended July 31,				Year over Year
									Three	Six
	2017		2016		2017		2016		Months	Months
		% of Rev		% of Rev		% of Rev		% of Rev
Operating Expenses
Selling, general and administrative expenses	$202	3,417%	360	0%	$424	7,117%	$724	0%	43%	41%
	$202	3,417%	$360	0%	$424	7,117%	$724	0%	43%	41%

Selling, general, and administrative (“SG&A”) expenses for the three and six months ended July 31, 2017 decreased approximately to $202,000 and $424,000 respectively compared to the corresponding period of July 31, 2016 incurred related to our intellectual property and maintenance of our patent portfolio, litigation expenses, and other professional fees. We had no employees in our sales and marketing department during the three and six months ended July 31, 2017 and 2016. General and administrative related expenses consist of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

Other Income, net

During the three and six months ended July 31, 2017 and 2016, other income, net, was $0 and approximately $16,000, and $0 and $1.7 million respectively. Other income net for the six months ended July 31, 2016 was related to the Company’s settlement with Targus.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of July 31, 2017.

Liquidity and Capital Resources

Cash and cash equivalents decreased approximately $618,000 from January 31, 2016 to $101,000 at July 31, 2017.

	(in thousands)
	Six Months Ended July 31,
	2017	2016

Cash provided by (used in):
Operating activities	$(517)	$454
Investing activites	$-	$-
Financing activities	$-	$-

Operating Activities

Cash used in operating activities was approximately $517,000 for the six months ended July 31, 2017 and was primarily used to pay off the Company’s accounts payable.

Cash provided by operating activities was approximately $454,000 for the six months ended July 31, 2016 and was primarily driven by the Company’s net income of approximately $1.4 million.

Investing Activities

We had no investing activities during the six months ended July 31, 2017 and 2016.

Financing Activities

We had no financing activities during the six months ended July 31, 2017 and 2016.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Accounting Officer (Principal Financial Officer), to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of July 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

Based on that evaluation, our Chief Executive Officer and Interim Chief Accounting Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our limited capital resources. In order to remedy our lack of segregation of duties, we would need to raise additional capital or improve our capital position to hire additional financial and administrative staff

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Apple Inc., Case No. 8:15-cv-00145, United States District Court for the Central District of California.

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we are appealing the ruling to the Court of Appeals for the Federal Circuit. While we believe that the proceeds from our Series A Financing should provide us sufficient capital to pursue the appeal for the next 12 months, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

Our business, financial condition and operations are subject to several factors, risks and uncertainties, including those previously disclosed under Part I. Item 1A “Risk Factors” of our annual report on 2017 Form 10-K as well as any amendments thereto or additions and changes thereto contained in any subsequent filings of quarterly reports on Form 10-Q or current reports on Form 8-K. The disclosures in our annual report on Form 10-K and our subsequent reports and filings are not necessarily a definitive list of all factors that may affect our business, financial condition and future results of operations. There have been no material changes to the risk factors as disclosed in 2017 Form 10-K.

ITEM 6.	EXHIBITS

31.1 *	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkable Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMARCO, INC.

Date: September 14, 2017	/s/ THOMAS W. LANNI
Thomas W. Lanni President, Chief Executive Officer and Interim Chief Accounting Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

31.1 *	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

______________

*	Filed herewith.