Form 10-Q
period 2017-10-31
COMARCO INC
filed 2017-12-15
CIK 22252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

October 31, 2017

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

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

The registrant had 14,614,165 shares of common stock outstanding as of December 15, 2017.

COMARCO, INC. AND SUBSIDIARY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2017

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value amounts)

	(Unaudited)
	October 31,	January 31,
	2017	2017
ASSETS
Current Assets
Cash and cash equivalents	$589	$618
Other current assets	18	14
Total current assets	607	632
Total assets	$607	$632

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$3	$6
Accrued liabilities	265	384
Income taxes payable	-	5
Total current liabilities	268	395
Long Term Liabilities
Preferred shares subject to mandatory redemption	700	-
Total liabilities	968	395

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Series A Contingent Convertible Preferred stock, no par value, 10,000,000 shares authorized; 7,000,000 shares issued or outstanding	-	-
Common stock, $0.10 par value, 50,625,000 shares authorized; 14,614,165 shares issued and outstanding at July 31, 2017 and January 31, 2017	1,461	1,461
Additional paid-in capital	18,429	18,410
Accumulated deficit	(20,251)	(19,634)
Total stockholders’ (deficit) equity	(361)	237
Total liabilities and stockholders’ (deficit) equity	$607	$632

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Royalty income	$-	$-	$6	$-
Cost of revenue	-	-	-	(472)
Gross profit	-	-	6	472

Selling, general and administrative expenses	199	301	623	1025
	199	301	623	1025
Operating loss	(199)	(301)	(617)	(553)
Other income, net	-	1	-	1,705

(Loss) income from operations before income taxes	(199)	(300)	(617)	1,152
Income tax expense	-	-	-	-
Net (loss) income	$(199)	$(300)	$(617)	$1,152

(Loss) income per share basic and diluted	$(0.01)	$(0.02)	$(0.04)	$0.08

Weighted-average shares outstanding basic and diluted:	14,615	14,644	14,615	14,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

COMARCO, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(617)	$1,152
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	-	2
Stock-based compensation expense	19	18
Changes in operating assets and liabilities
Accounts receivable due from suppliers	-	122
Other current assets	(4)	12
Accounts payable	(3)	(756)
Accrued liabilities	(119)	(369)
Income taxes payable	(5)	-
Net cash (used in) provided by operating activities	(729)	181

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	77
Net cash provided by investing activities	-	77

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred shares	700	-
Net cash provided by financing activities	700	-

Net (decrease) increase in cash and cash equivalents	(29)	258
Cash and cash equivalents, beginning of period	618	680
Cash and cash equivalents, end of period	$589	$938

Supplementary disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$6	$-

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

2.	Current Developments, Future Operations, Liquidity and Capital Resources

The unaudited consolidated financial statements have been prepared assuming that we will continue to operate as a going concern. As of October 31, 2017, we had working capital of $339,000. We have ceased traditional operations and are currently generating no product related revenues. As discussed in Note 8, on September 11, 2017, we sold 7,000,000 shares of our Series A Participating Preferred Stock for gross proceeds to us in the amount of $700,000 (“Series A Financing”). We believe the proceeds from our Series A Financing will provide us sufficient capital to allow us to discharge our liabilities and commitments in the normal course of business over the next twelve months. However, our ability to continue to operate as a going concern beyond that period is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flow and/or obtain borrowings or raise additional capital.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation, and if successful, further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some or all our patent portfolio.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting inter partes review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we have appealed the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing (see Note 8) should provide us sufficient capital to pursue the appeal through a decision from the Court of Appeals for the Federal Circuit., it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

We believe that our patent portfolio covering key technical aspects of our products could potentially generate a future revenue stream based upon royalties paid to us by others for the use of some or all of our patented technology in third-party products. We continue to explore opportunities to protect, and monetize our patent portfolio, including through the sale or licensing of our patent portfolio. We may or may not resume our traditional activities of producing innovative charging solutions for battery powered devices. There are no assurances that any of these potential opportunities or activities will occur or be successful.

3.	Summary of Significant Accounting Policies

The summary of our significant accounting policies presented below is designed to assist the reader in understanding our consolidated financial statements. Such financial statements and related notes are the representations of our management, who are responsible for their integrity and objectivity.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 31, 2017, which has been derived from our audited financial statements, and our unaudited interim consolidated financial statements as of, and for the three and nine months ended October 31, 2017 included herein have been prepared without audit in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and with the instructions for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended January 31, 2017 (the “2017 Form 10-K”), which was filed with the Securities and Exchange Commission, (“SEC”) on May 1, 2017. The unaudited interim consolidated financial information presented herein reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated results for the interim periods presented. The consolidated results for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2018.

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

The total compensation cost for vested awards not yet recognized is approximately $6,750 as of October 31, 2017. The vested awards are expected to fully recognized as compensation expense by the end of fiscal year 2018.

During the three and nine months ended October 31, 2017 and 2016, no stock options and no restricted stock units were granted.

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

COMARCO, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Stock-Based Compensation (continued)

The compensation expense recognized is summarized in the table below (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Stock-based compensation expense	$7	$-	$19	$18
Impact on basic and diluted earnings per share	$-	$-	$-	$-

Transactions and other information related to stock options outstanding under these plans for the three and nine months ended October 31, 2017 are summarized below:

	Outstanding Options
		Weighted-Ave.
	Number of	Exercise
	Shares	Price
Balance, January 31, 2017	1,100,000	$0.37
Options granted	-	-
Options canceled or expired	-	-
Options exercised	-	-
Balance, October 31, 2017	1,100,000	$0.37
Stock Options Exercisable at October 31, 2017	760,000	$0.44

As of October 31, 2017, the stock awards outstanding have an aggregate intrinsic value of $0, based on a closing market price of $0.03 per share on October 31, 2017. The following table summarizes information about the Company’s stock awards outstanding at October 31, 2017:

			Awards Outstanding			Options Exercisable
Range of			Number of options	Weighted-Ave. Remaining Contractural	Weighted-Ave. Exercise/Grant	Number of options	Weighted-Ave. Exercise
Exercise / Grant Prices			Outstanding	Life	Price	Exercisable	Price
$0.09			300,000	8.99	$0.09	-	$0.09
$0.14	-	$0.16	300,000	7.63	$0.15	300,000	$0.15
$0.40			385,000	4.75	$0.40	385,000	$0.40
$1.09			100,000	1.03	$1.00	60,000	$1.09
$4.53			15,000	0.33	$4.53	15,000	$4.53
			1,100,000			760,000

Shares available under the plans for future grants at October 31, 2017 totaled 323,535.

5.	Net (Loss) Income Per Share

We calculate basic (loss) income per share by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the effects of dilutive potential common shares. Because we incurred a net loss for the three and nine months ended October 31, 2017, basic and diluted loss per share for this period were the same because the inclusion of potential common shares would have been dilutive. For the three and nine months ended October 31, 2016, basic and diluted income per share was the same as all potential common shares were antidilutive.

Potential common shares of 35,427,100 and 35,310,836 relating to outstanding warrants and to stock awards to directors and our employee have been excluded from diluted weighted average common shares for the three and nine months ended October 31, 2017 and 2016, respectively, as the effect would have been antidilutive.

6.	Accrued Liabilities

Accrued liabilities consist of the following as of October 31, 2017 and January 31, 2017 (in thousands):

	October 31,	January 31,
	2017	2017

Accrued legal and professional fees	$148	$94
Accrued payroll and related expenses	10	21
Accrued consulting	-	80
Other	107	189
	$265	$384

7.	Commitments and Contingencies

Executive Severance Commitments

We have a severance compensation agreement with our Chief Executive Officer, Thomas Lanni. This agreement requires us to pay Mr. Lanni, in the event of a termination of employment following a change of control of the Company or certain other circumstances, the amount of his then current annual base salary and the amount of any bonus amount he would have achieved for the year in which the termination occurs plus the acceleration of unvested options. We have not recorded any liability in the accompanying condensed consolidated financial statements for this agreement.

Executive and Board of Directors Compensation

On November 2, 2013, the Company approved a deferred compensation plan for its Chief Executive Officer and Board of Directors. As of October 31, 2017, no compensation expense has been accrued under this deferred compensation plan as its goal has not yet been attained.

Effective April 1, 2017, $1,250 per month of the retainer paid to the non-employee directors other than the Chairman of the Board was indefinitely deferred and the annual cash retainer was reduced to zero to enable the Company to spend incremental resources on it IP enforcement activities. Upon the achievement of certain, specific, targeted balance sheet targets, the deferred amounts will be paid out.

Effective December 31, 2015, $2,500 per month of the retainer to be paid to the Chairman of the Board was indefinitely deferred to enable the Company to spend incremental resources on its intellectual property enforcement activities. Upon the achievement of certain, specific, targeted balance sheet targets, the deferred amounts will be paid out.

7. Commitments and Contingencies (continued)

Legal Contingencies

On February 3, 2015, we filed a lawsuit against Apple, Inc. for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we have appealed the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing (see Note 8) should provide us sufficient capital to pursue the appeal through a decision from the Court of Appeals for the Federal Circuit, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

In addition to the pending matters described above, we are, from time to time, involved in various legal proceedings incidental to the conduct of our business. We are unable to predict the ultimate outcome of these matters.

8. Preferred Shares Subject to Mandatory Redemption

On September 11, 2017, we entered into subscription agreements (the “Subscription Agreements”) with our two largest existing shareholders, Broadwood Partners, L.P. (“Broadwood”) and Elkhorn Partners Limited Partnership (“Elkhorn”), pursuant to which Broadwood and Elkhorn subscribed for and purchased 5,000,000 shares and 2,000,000 shares, respectively, of the Company’s Series A Preferred Stock (as such term is defined in Item 5.03 of Form 8-K dated June 30, 2017 and filed with the SEC on Sept 13, 2017 ) at a purchase price of $0.10 per share, resulting in gross proceeds to the Company of $700,000. The Subscription Agreements also provide that upon the earlier of a Triggering Event (as described in Item 5.03 as referred to above) or immediately prior to the liquidation, dissolution or winding up of the Company (subject to the provisions of the Series A Preferred Stock) The “Preferred shares subject to mandatory redemption” are required to be redeemed three years from the date of issuance and as a result are recorded as a liability in the accompanying Condensed Consolidated Balance Sheets. The warrants will be issued to Broadwood and Elkhorn, as referred to above upon a Triggering Event for no additional consideration, warrants (the “Warrants”) to purchase 18,026,500 shares and 7,210,600 shares, respectively, of the Company’s common stock (“Common Stock”). If issued, the Warrants will have a term of eight years from the date of issuance and an exercise price of $0.05 per share of Common Stock. The Subscription Agreements and Warrants also contain other representations, warranties, and covenants customary for an investment of this type.

9. Subsequent Events

The Company follows the guidance in FASB ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity evaluates events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Subsequent to October 31, 2017, and through the date of this filing, the Company has had no material subsequent events.

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

Going Concern

As of October 31, 2017, we had working capital of $339,000. We have ceased traditional operations and our currently generating no revenue. We believe the proceeds from our September 11, 2017 Series A Financing will provide us sufficient capital to allow us to discharge our liabilities and commitments in the normal course of business over the next twelve months. However, our ability to continue to operate as a going concern beyond that period is highly dependent on our ability to successfully resolve our current litigation, monetize our portfolio of patents, generate positive cash flow and/or obtain borrowings or raise additional capital.

Our business is currently focused on potentially realizing value from our ongoing or future IP enforcement actions and other litigation as well as further exploring opportunities to expand, protect, and monetize our patent portfolio, including through the potential sale or licensing of some of all of our patent portfolio.

On February 3, 2015, we filed a lawsuit against Apple, Inc. (“Apple”) for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe the Company’s patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office requesting inter partes review of our U.S. Patent No. 8,492,933 B2 (the “933 Patent”). On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we have appealed the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing should provide us sufficient capital to pursue the appeal through a decision from the Court of Appeals for the Federal Circuit, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

In addition to the risks, uncertainties and factors discussed elsewhere in this quarterly report on Form 10-Q and in the Company’s other filings with the SEC, management currently considers the following additional trends, events, and uncertainties to be important to understanding our results of operations for the three and nine months ended October 31, 2017 and 2016:

●	We generated approximately $6,000 royalty income for the nine months ended October 31, 2017. We anticipate that we will generate minimal near term revenues from the development, design, royalties and distribution or sale of any products.

●	On March 26, 2016, we entered into a confidential settlement and license agreement with Targus that resolves all claims arising from our litigation with Targus. Pursuant to the terms of the settlement agreement, we granted Targus a world-wide license to make, use, sell and distribute Licensed Products (as defined by the agreements), as well as a sublicense to have Licensed Products manufactured by third parties solely for the benefit of and sale to Targus. In addition, we granted Targus, for a limited number of units, the right to make, use, sell and distribute Licensed Products for third-party OEMs. In exchange for the license granted under the settlement agreement, Targus paid us a one-time, lump-sum payment on April 1, 2016, plus future per-unit royalty payments if Targus exceeds the limit on Licensed Products that Targus may sell to OEMs under the settlement agreement. We have been granted confidential treatment from the SEC related to the one-time payment, the calculation of royalty payments and the OEM unit limit pursuant to a confidential treatment request filed by the SEC.

●	On February 13, 2015, we filed a lawsuit against Best Buy for patent infringement under the patent laws of the United States. The complaint alleges that certain Best Buy power charging products sold in the United States under the Rocketfish brand infringe our patented intellectual property. Best Buy’s supplier Battery Biz filed a petition with the PTAB requesting an inter partes review. Their request was granted. The parties subsequently settled resulting in a dismissal of the action against Best Buy and termination of the inter partes review.

●

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. This lawsuit represents our most significant enforcement effort to date, and, together with the Targus and Best Buy lawsuits described elsewhere in this document, demonstrates our ongoing and accelerated efforts to methodically pursue those companies that we believe have infringed on the intellectual property estate that we have developed over the last 20 years. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we have appealed the ruling to the Court of Appeals for the Federal Circuit. We estimate that the appeals process will require approximately 12 months to run its course. While we believe that the proceeds from our Series A Financing (see Note 8) should provide us sufficient capital to pursue the appeal through a decision from the Court of Appeals for the Federal Circuit, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three and nine months ended October 31, 2017 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended January 31, 2017.

Results of Operations

The following tables set forth certain items as a percentage of revenue from our unaudited interim consolidated statements of operations for the three and nine months ended October 31, 2017 and 2016:

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	October 31,		October 31,		Year over Year
					Three	Nine
	2017	2016	2017	2016	Months	Months

Revenues	$-	$-	$6	$-	-%	100%
Operating income (loss)	$(199)	$(300)	$(617)	$1,152	34%	(154)%
Net income (loss)	$(199)	$(300)	$(617)	$1,152	34%	(154)%

Cost of Sales

	(in thousands)				(in thousands)
	Three Months Ended				Nine Months Ended
	October 31,				October 31,				Year over Year
									Three	Nine
	2017		2016		2017		2016		Months	Months
		% of		% of		% of		% of
		Total		Total		Total		Total
Cost of revenue
Product costs	$-	0%		0%	$-	0%	$-	0%	0%	0%
Supplier settlement	-	0%	-	0%	-	0%	(472)	0%	0%	100%
Supplier chain overhead	-	0%		0%	-	0%	-	0%	0%	0%
Inventory reserve and scrap charges	-	0%	-	0%	-	0%	-	0%	0%	0%
	$-	0%	$-	0%	$-	0%	$(472)	0%	0%	100%

During the nine months ended October 31, 2016, we determined that the statute of limitations on the Zheng Ge contracts has lapsed. As a direct result, we wrote off receivables of $0.1 million and from liabilities of $0.6 million to Zheng Ge. The net write-off in the amount of $472,000 was recorded as a reduction of cost of goods sold.

Operating Costs and Expenses

	(in thousands)				(in thousands)
	Three Months Ended				Nine Months Ended
	October 31,				October 31,				Year over Year
	2017		2016		2017		2016		Three Months	Nine Months
		% of Rev		% of Rev		% of Rev		% of Rev
Operating Expenses:
Selling, general and administrative expenses	$(199)	0%	301	0%	$(623)	10,550%	$1,025	0%	34%	39%
	$(199)	0%	$301	0%	$(623)	10,550%	$1,025	0%	34%	39%

Selling, general, and administrative (“SG&A”) expenses for the three and nine months ended October 31, 2017 decreased by approximately $102,000 and $402,000, respectively, compared to the corresponding periods ended October 31, 2016 as costs incurred related to our intellectual property and maintenance of our patent portfolio, litigation expenses, and other professional fees decreased. We had no employees in our sales and marketing department during the three and nine months ended October 31, 2017 and 2016. General and administrative related expenses consist of the salary of our only employee, our Chief Executive Officer and President, as well as professional fees, directors’ fees, and other costs and expenses attributable to being a public company.

Other Income, net

During the three and nine months ended October 31, 2017 and 2016, other income, net, was $0 and approximately $(0.4), and $0 and $1.7 million, respectively. Other income net for the nine months ended October 31, 2016 was related to the Company’s settlement with Targus.

Income Tax Expense

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any required valuation allowance. We continue to maintain a full valuation allowance on the entire deferred tax asset balance. This valuation allowance was established based on management’s overall assessment of risks and uncertainties related to our future ability to realize, and hence, utilize certain deferred tax assets, primarily consisting of net operating loss carry forwards and temporary differences. Due to the current and prior years’ operating losses, the adjusted net deferred tax assets remained fully reserved as of October 31, 2017.

Liquidity and Capital Resources

Cash and cash equivalents decreased approximately $29,000 from January 31, 2017 to $589,000 at October 31, 2017.

	(in thousands)
	Nine Months Ended October 31,
	2017	2016

Cash provided by (used in):
Operating activities	$(729)	$181
Investing activities	$-	$77
Financing activities	$700	$-

Operating Activities

Cash used in operating activities was approximately $729,000 for the nine months ended October 31, 2017 and was primarily used to pay off the Company’s accounts payable.

Cash provided by operating activities was approximately $181,000 for the nine months ended October 31, 2016 and was primarily driven by the Company’s net income of approximately $1.2 million.

Investing Activities

Cash provided by investing activities was $700,00 form the issuance of 7,000,000 shares of “Preferred Shares subject to mandatory redemption” in the third quarter of 2017

Financing Activities

Cash provided by financing activities during the nine months ended October 31, 2017 and 2016 was $0 and $77,000, respectively. The cash provided by financing activities during the nine months ended October 31, 2016 was from the return of our security deposit as our corporate lease expired.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness, as of October 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). “Internal control over financial reporting” includes those policies and procedures that:

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

There was no change in our internal control over financial reporting that occurred during the quarter ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Comarco, Inc. vs. Apple Inc., Case No. 8:15-cv-00145, United States District Court for the Central District of California.

On February 3, 2015, we filed a lawsuit against Apple for patent infringement. The complaint alleges that Apple products sold in the United States utilizing the Apple Lightning® power supply adapter system, including most iPad®, iPhone®, and iPod® products, infringe our patented intellectual property. In September of 2015, Apple filed a petition with PTAB requesting inter partes review of our 933 Patent. On February 22, 2017, the PTAB issued its finding, ruling in Apple’s favor. We believe the PTAB erred in its ruling, and we have appealed the ruling to the Court of Appeals for the Federal Circuit. While we believe that the proceeds from our Series A Financing should provide us sufficient capital to pursue the appeal for the next 12 months, it is possible that we may require incremental financing to pursue the appeal to conclusion, particularly if the appeals process runs longer than anticipated. If we require additional financing, there can be no assurance that we will be able to obtain requisite financing on acceptable terms, if at all.

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

COMARCO, INC.

Date: December 15, 2017	/s/ THOMAS W. LANNI
Thomas W. Lanni President, Chief Executive Officer and Interim Chief Accounting Officer (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1 *	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

